Form 10-K
period 1997-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 1998-03-30
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     [ ]           For the fiscal year ended December 31, 1997

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                          Commission File No. 333-37225

                        EASTERN VIRGINIA BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

               VIRGINIA                            54-1866052
      (State of Incorporation)           (I.R.S. Employer Identification No.)

                  307 Church Lane, Tappahannock, Virginia 22560
                    (Address of principal executive offices)

                  Registrant's telephone number (804) 443-4333

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $2 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $106,365,808.

The number of shares of the registrant's Common Stock outstanding as of March 13, 1998 was 5,188,576.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated April 28,1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21,1998 are incorporated by reference into Part III.

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 1997

                                      INDEX

Part I

Item 1.       Business                                                        1

Item 2.       Properties                                                      1

Item 3.       Legal Proceedings                                               1

Item 4.       Submission of Matters to a Vote
              of Security Holders                                             2

Part II

Item 5.       Market for Registrants Common Stock
              and Related Stockholder Matters                                 2

Item 6.       Selected Financial Data                                         2

Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations                2
Item 7a.      Quantitative and Qualitative Disclosures
              About Market Risk                                               2

Item 8.       Financial Statements and Supplementary Data                     4

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         4

Part III

Item 10.      Directors and Executive Officers of the Registrant              5

Item 11.      Executive Compensation                                          5

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                           5

Item 13.      Certain Relationships and Related Transactions                  5

Part IV

Item 14.      Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                         6

Signatures                                                                    7

                                     PART 1

Item 1.   Business

General

Eastern Virginia Bankshares, Inc. (the "Company" or "EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29,1997 as a bank holding company. On December 29, 1997, the effective date, Southside Bank (SSB) a state chartered nonmember bank and Bank of Northumberland, Inc., (BNI) a state chartered Federal Reserve member bank, the "Banks" , became wholly-owned subsidiaries of EVB. The consummation of the affiliation of the Banks was a result of a definitive agreement entered into on September 26, 1997. The Banks have retained their respective names, banking offices, executive officers and boards of directors.

On the effective date, each of the common shares of SSB and BNI were exchanged for 2.5984 and 1.0 shares of EVB respectively. The exchange resulted in the issuance of 5,188,576 common shares of EVB stock. Former common shareholders of SSB received their fractional shares in cash totaling $9,130.

The remainder of the response to this Item is incorporated by reference to the information under the captions "To Our Stockholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of EVB's Annual Report to Shareholders.

Employees

As of December 31, 1977, the Company had no employees. The subsidiary banks employed 121 full-time equivalent employees. EVB's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company's employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.


Item 2. Properties

EVB, the parent company, did not own any property as of December 31, 1997. The Company's principal executive offices are located at 307 Church Lane, Tappahannock, Virginia 22560. The corporate office is also the headquarters of SSB and is adjacent to a 5,400 square foot SSB operations center. The two subsidiary banks own 12 full service branch buildings including the land on which 11 of those buildings are located. Northumberland and Middlesex Counties each are the home to three of the branches, Essex County which houses the corporate offices is home to two branches while Hanover County, King William County, Caroline County and Gloucester County each have one full service branch office. All branches except Gloucester currently provide full service banking. The Gloucester Office is expected to begin operations in the second quarter of 1998. All properties are in good condition.


Item 3. Legal Proceedings

In the course of its operations, EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 1997, or subsequent thereto. The only litigation in which EVB and its subsidiaries, the Banks, are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders


No matters have been submitted to EVB shareholders for a vote since the Company commenced operations as a bank holding company, with SSB and BNI becoming wholly owned subsidiaries on December 29, 1997.


                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The information titled "Common Stock Performance and Dividends" set forth on page 23 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.


Item 6. Selected Financial Data

The information set forth on page 2 of the 1997 Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 9-24 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

EVB's primary goals in interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollar amount of net interest income at a growth rate consistent with the growth rate of total assets. These goals are accomplished by managing the interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. Interest sensitivity gap is managed by balancing the volume of floating-rate liabilities with a similar volume of floating rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing to market conditions on a regular basis.

Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing. Accordingly, EVB has developed guidelines that the targeted gap, for the combined Company, should be between a negative 15% and a positive 15 %.

It is EVB's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. EVB considers derivatives as speculative which is contrary to the Company's historical or prospective philosophy. EVB does not hold or issue financial instruments for trading purposes. It does not hold in its loan and security portfolio investments that adjust or float according to changes in the "prime" lending rate which is not considered speculative, but necessary for good asset/liability management.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. EVB's market risk is composed primarily of interest rate risk. The Company's Management is responsible for reviewing the interest rate sensitivity position of EVB's subsidiary banks and establishing policies to monitor and limit exposure to interest rate risk. Guidelines established by Management are reviewed by The Board of Directors.

Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Because EVB commenced operations as a combined Company only two days prior to 1997 year end, these measures are available only on an individual bank basis as of December 31, 1997.

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap, at year-end was -5.43% for Southside Bank and -22.6 % for Bank of Northumberland, Inc. The policy limit for the one-year gap is plus or minus 15% of adjusted total assets at a combined Company level.

Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually. The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the timeframes in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

Earnings Simulation: The earnings simulation model forecasts one year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

The most recent earnings simulation model projects net income would decrease approximately 9.1% for SSB and increase approximately 8.5% for BNI, of stable-rate net income if rates were to fall immediately by two percentage points. It projects an increase of approximately 7.7% for SSB and a decrease of approximately 9.9% for BNI if rates rise by two percentage points. Management believes this reflects a slight asset-sensitive risk rate for SSB and a corresponding liability-sensitive rate interest risk for BNI for the one year horizon. The differing positions of the two banks provides a slight risk which is within the Company's guideline of 15%.

This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Noncontractual deposit growth rates and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed at least annually and reviewed by management.

Net Present Value: The Net Present Value ("NPV") of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk and options embedded in the balance sheet.

At year-end, a 200 basis point immediate increase in rates is estimated to increase NPV by 4.43 % for SSB and 17.8% for BNI. Additionally, NPV is estimated to decrease by 9.1% for SSB and 20.4% for BNI if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less that a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest-rate risk measures is presented below:

                                                          December 31, 1997
                                                          -----------------
                                                           SSB         BNI
                                                           ---         ---
Static 1-Year Cumulative Gap                              -5.43%      -22.67%
1-Year Net Income Simulation Projection
         -200 basis point Shock vs. Stable Rate            -9.1%        8.5%
         +200 basis point Shock vs. Stable Rate             7.7%       -9.9%
Static Net Present Value Change
         -200 basis point Shock vs. Stable Rate            4.43%       17.8%
         +200 basis point Shock vs. Stable Rate            -9.1%      -20.4%

Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, EVB's balance sheet tends to move toward less liability sensitivity with the passage of time. The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened.

Management expects interest rates to be relatively stable during 1998 and believes that the current modest level of liability sensitivity is appropriate.

Item 8.  Financial Statements and Supplementary Data

The following financial statements for the Company and independent auditors' report set forth on pages 24-41 of the 1997 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as Exhibit 13.4.

  o   Balance Sheet as of December 31, 1996 and 1997

  o   Income Statement for the three years ended December 31, 1997

  o   Cash Flow Statement for the three years ended December 31, 1997

  o Statement of Changes in Shareholders' Equity for the three years ended December 31, 1997

  o   Notes to Financial Statements

  o   Independent Auditors' Report


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Election of Directors" on pages 1 through 5 of EVB's Proxy Statement for the 1998 annual meeting of shareholders and with respect to executive officers, is presented below.

Executive Officers of the Registrant

Following are the persons who were the executive officers of EVB as of December 31, 1997, their ages as of December 31, 1997, their current titles and positions held during the last five years:

Robert L. Covington, 72, is the Chairman of the Board of Directors of EVB and has been Chairman of the Board of BNI since 1991.

F. L. Garrett, III, 58, is the Vice-Chairman of the Board of Directors of EVB and Chairman of the Board of SSB of which he has been a member since 1982. He is an oysterman and a realtor in Essex County, VA

Thomas M. Boyd, Jr. 58 is the President and Chief Executive Officer of EVB. Mr. Boyd has served as the President and Chief Executive Officer of SSB since 1982.

Lewis R. Reynolds 47 is the Executive Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of BNI since 1991.

Thomas E. Stephenson 43 is Chief Financial Officer of EVB. Mr. Stephenson has been Vice President and Chief Financial Officer of SSB since 1987.

Item 11.  Executive Compensation

The response to this Item is incorporated by reference to the information under the caption "Executive Compensation" on pages 3 and 4 of EVB's Proxy Statement for the 1998 annual meeting of shareholders .


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 3 of EVB's Proxy Statement for the 1998 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption "Interest of Directors and Officers in Certain Transactions" on pages 4 and 5 of EVB's Proxy Statement for the 1998 annual meeting of shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Auditors' Report

(a)   Financial Statements and Schedules
         The financial statements set for forth under Item 8 of this report on Form 10-K are incorporated by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)   Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1997.

(C)    Exhibit Listing

         Exhibit
         Number   Description
         ------   -----------
         3.1      Articles of Incorporation
         3.2      Bylaws
         10       Employment Contracts of Certain Officers and Directors
                  is incorporated by Reference to the information under
                  the caption "Employment Contracts" on page 4 of the
                  Company's Proxy Statement for the 1998 annual meeting of
                  shareholders.
         13.1     Quarterly Market Information Incorporated by Reference to
                  page 23 of 1997 Annual Report to Shareholders ("1997
                  Annual Report")
         13.2     Selected Financial Data Incorporated by Reference to Page 2
                  of 1997 Annual Report
         13.3     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations Incorporated by Reference to Pages 9
                  through 24 of Annual Report
         13.4     Financial Statements Incorporated by Reference to Pages 25
                  through 41 of Annual Report 21 Subsidiaries of the Registrant
                  Incorporated by Reference to pages 29 and 31 of Annual Report
         21       Subsidiaries of the Registrant Incorporated by References to
                  pages 29 and 31 of Annual Report
         27       Financial Data Schedule

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 19, 1998.

Eastern Virginia Bankshares, Inc.

By       /s/Thomas E. Stephenson
  -------------------------------------
         Thomas E. Stephenson
Vice President, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 19, 1998.

  Signature                      Title

  /s/ Robert L. Covington        Chairman of the Board of Directors
----------------------------
  Robert L. Covington

  /s/ F. L. Garrett, III         Vice Chairman of the Board of Directors
----------------------------
  F.L. Garrett, III

  /s/ Thomas M. Boyd,Jr.         President and Chief Executive Officer
----------------------------     and Director
  Thomas M. Boyd, Jr.

  /s/ Lewis R. Reynolds          Executive Vice President and Director
----------------------------
  Lewis R. Reynolds

  /s/ L. Edelyn Dawson, Jr.      Director and Secretary of the Board
----------------------------
  L. Edelyn Dawson, Jr.

  /s/ Warren Haynie, Jr.         Director
----------------------------
  F. Warren Haynie, Jr.

  /s/ W. Rand Cook               Director
----------------------------
  W. Rand Cook

  /s/ Eric A. Johnson            Director
-----------------------------
  Eric A. Johnson

  /s/ William L. Lewis           Director
-----------------------------
  William L. Lewis

  /s/ Thomas E. Stephenson       Vice President, Chief Financial Officer
-----------------------------    (Principal Financial and Accounting Officer)
  Thomas E. Stephenson