Form 10-Q
period 1998-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 1998-05-11
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 1998

                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___
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
                                                        Yes x No
                                                           ---   ---

The number of shares of the registrant's Common Stock outstanding as of April 21, 1998 was 5,188,576.










                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1998

Part I
Item 1.  Financial Statements                                                            2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     11

Part II
Item 1.  Legal Proceedings                                                              11
Item 2.  Changes in Securities                                                          11
Item 3.  Defaults Upon Senior Securities                                                11
Item 4.  Submission of Matters to a Vote of Security Holders                            11
Item 5.  Other Information                                                              11
Item 6.  Exhibits and Reports on Form 8-K                                               11





PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   Eastern Virginia Bankshares, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)


                                                            March 31      December 31
                                                              1998            1997
                                                              ----            ----
Assets:
Cash and due from banks                                 $  9,609               $  9,319
Interest-bearing deposits in other banks                     100                    100

Federal funds sold                                        12,404                  2,642
Securities available for sale at fair value               35,169                 38,912
Securities held to maturity at amortized cost
  fair value of $39,332 and $38,389                       37,446                 38,362
Loans, net                                               227,380                224,113
Deferred income taxes                                      1,248                  1,243
Bank premises and equipment                                4,374                  4,200
Accrued interest receivable                                2,411                  2,479
Other real estate                                             43                     86
Federal Home Loan Bank and Federal
  Reserve stock, at cost                                     956                    824
Other assets                                                 654                  1,150
                                                        --------               --------
   Total assets                                         $331,794               $323,430
                                                        --------               --------

Liabilities and Shareholders' Equity
Liabilities
   Noninterest-bearing demand accounts                  $ 30,298               $ 29,095
   Savings accounts and interest bearing deposits        122,330                118,111
   Time deposits                                         136,287                133,676
                                                        --------               --------
     Total deposits                                      288,915                280,882
   Accrued interest payable                                  794                    795
   Other liabilities                                       1,828                  2,489
                                                        --------               --------
     Total liabilities                                   291,538                284,165
Shareholders' Equity
   Common stock of $2 par value per share, authorized
     50,000,000 shares, issued and outstanding
     5,188,576 and 5,188,576 respectively                 10,377                 10,377
   Surplus                                                   221                    221
   Retained earnings                                      29,537                 28,535
   Accumulated other comprehensive income                    121                    132
                                                        --------               --------

       Total shareholders' equity                         40,256                 39,265

       Total liabilities and shareholders' equity       $331,794               $323,430
                                                        --------               --------

See Notes to Consolidated Financial Statements





PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   Eastern Virginia Bankshares, Inc. and Subsidiaries
                     Consolidated Statements of Income (Unaudited)
                   (Dollars in thousands except share amounts)

                                                                  Three Months Ended
                                                                       March 31
                                                               1998             1997
                                                               ----             ----
Interest Income:
   Loans                                                   $5,256               $4,705
   Interest on investment securities:
     Taxable                                                   73                   17
     Tax exempt                                               447                  506
   Interest on securities available for sale:
     Taxable                                                  569                  665
     Tax exempt                                                --                   --
                                                           ------               ------
     Dividends                                                 13                    2
   Interest on federal funds sold                             103                   84
   Interest on deposits in other banks                          2                   --
                                                           ------               ------
       Total interest income                                6,463                5,979
Interest Expense
   Deposits                                                 2,870                2,683
   Short-term borrowings                                       --                    5
                                                           ------               ------
       Total interest expense                               2,870                2,688
                                                           ------               ------
       Net interest income                                  3,593                3,291
Provision for loan losses                                     123                   84
                                                           ------               ------
       Net interest income after provision for loan
         losses                                            $3,470               $3,207
Other income
   Service charges on deposit accounts                        332                  269
   Gain (loss) on sale of available for sale securities         8                  --
   Other operating income                                     188                  153
                                                           ------               ------
                                                              528                  422
                                                           ------               ------
Other Expenses
   Salaries and benefits                                      918                  792
   Net occupancy expense of premises                          214                  198
   Other operating expenses                                   791                  608
                                                           ------               ------
                                                            1,923                1,598
                                                            -----               ------
     Income before income taxes                             2,075                2,031
Income Tax Expense                                            502                  502
                                                           ------               ------
     Net income                                            $1,573               $1,529
                                                           ------               ------
Earnings Per Share, basic and assuming dilution            $ 0.30               $ 0.29

Dividends per share                                        $ 0.11               $ 0.00


See Notes to Financial Statements



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                              (Dollars in thousands)

                                                                              Three Months Ended
                                                                            March 31     March 31
                                                                              1998         1997
                                                                              ----         ----
Cash Flows from Operating Activities
   Net income                                                               $  1,573         $  1,529
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               135              135
     Provision for loan losses                                                   123               84
     Losses (gains) realized on available for sale securities                     (8)              --
     (Increase) decrease in other assets                                         275              (98)
     Increase (decrease) in other liabilities                                    291             (255)
                                                                             -------        ----------
Net cash provided by operating activities                                      2,389            1,395

Cash Flows from Investing Activities
   Proceeds from maturities, calls, paydowns and sales
     of available for sale securities                                          4,858            5,050
   Purchase of securities available for sale                                  (1,109)          (2,600)
   Proceeds from maturities of investment securities                           1,360            1,165
   Purchase of investment securities                                            (453)            (635)
   (Purchase) sale of FHLB and Federal Reserve Bank stock                        (47)             (91)
   Net (increase) decrease in loans                                           (3,267)          (6,257)
   Purchases of bank premises and equipment                                     (309)            (180)
   Proceeds from sale of OREO                                                     --               --
                                                                            --------         --------
Net cash (used in) investing activities                                        1,033           (3,548)

Cash Flows from Financing Activities
   Net increase in noninterest bearing and interest bearing
     demand deposits and savings accounts                                      4,747            3,189
   Net increase in certificates of deposit                                     2,610              254
   Proceeds from sale of common stock                                             --               --
   Acquisition of common stock                                                    --              (10)
   Dividends declared                                                          (571)               --
   Decrease in other short-term borrowings                                      (56)               --
                                                                            --------         --------
Net cash provided by financing activities                                      6,730            3,433
                                                                            --------         --------
   Increase (decrease in cash and cash equivalents                            10,152            1,280
   Cash and cash equivalents
     Beginning of period                                                      11,961           14,621
                                                                            --------         --------
     End of period                                                          $ 22,113         $ 15,901
                                                                            --------         --------
Supplemental Disclosures of Cash Flow Information
Cash paid for:
     Interest on deposits and other borrowings                              $  2,870         $  2,688
     Income taxes                                                           $    502         $    502

See Accompanying Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                             (Dollars in thousands)

                                                                                          Accumulated
                                                                                             Other
                                                              Comprehensive   Retained   Comprehensive     Common    Capital
                                                    Total        Income       Earnings       Income        Stock     Surplus
                                                    -----        ------       --------       ------        -----     -------
Balances - January 1, 1997                         $  35,456                  $  24,977    $  (101)        $ 10,374  $  206

Comprehensive income:
  Net income                                           1,529      1,529           1,529
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
      available for sale:
     Unrealized holding gain/(loss) arising
        during the period                               (28)        (28)
     Less: reclassification adjustment
                                                          --          --
                                                    ---------     -------
  Other comprehensive income, net of tax                (28)        (28)                       (28)
                                                    ---------     -------
  Total comprehensive income                          1,501        1,501
Shares purchased and retired
                                                        (10)                                                   (2)       (8)
Dividends declared                                       --                          --          --
                                                    ---------                  ---------
Balances-March 31, 1997                            $ 36,947                   $ 26,506       $ (129)       $ 10,372   $ 198
                                                   ----------                  ---------     -------       --------   ------



Balances - January 1, 1998                         $ 39,265                   $ 28,535         $132        $ 10,377  $  221

Comprehensive income:
  Net income
                                                      1,573        1,573         1,573
  Other comprehensive income, net of
     tax Unrealized gain/(loss) on securities
     available for sale
     Unrealized holding gain/(loss) arising
        during the period                               (19)         (19)
     Less: reclassification adjustment
                                                         (8)          (8)
                                                        ----        -----
  Other comprehensive income, net of tax
                                                        (11)         (11)
                                                        ----        -----
  Total comprehensive income                                     $  1,562
Dividends declared                                                  -----
                                                       (571)                      (571)         --               --      --
                                                     -------                  ---------      -------      ---------   ------
Balances-March 31, 1998                            $ 40,256                   $ 29,537        $  132       $ 10,377  $  221
                                                     -------                  ---------      -------      ---------  -------

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

1. The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1998, and December 31, 1997, and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report for the year ended December 31, 1997.

2. Eastern Virginia Bankshares (the "Company or EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29,1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling -of-interest method of accounting. Accordingly, the financial statements of EVB have been restated for all periods presented to reflect the consolidation of SSB and BNI into EVB.

3. The results of operations for the three month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

4. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 5,188576 and 5,186,500 for the three months ended March 31, 1998 and 1997.

5. EVB's amortized cost and estimated fair values of securities at March 31, 1998 are as follows: (in thousands)


                                                                   March 31, 1998
                                                   --------------------------------------------------
                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized    Unrealized     Fair
                                                     Cost         Gains       (Losses)      Value
                                                   ----------  -----------   -----------  ----------
Available for Sale:
   U.S. Government obligations                      $  12,146    $       75  $       (4)    $ 12,217

   Obligations of U.S. Government agencies             21,170           167         (75)      21,262

   Obligations of state/political subdivisions          1,405            20            -       1,425

   Other securities
                                                          264             -            -         264
                                                       ------        ------    ---------    --------
                                                       34,985           262         (79)      35,168


Held to Maturity:
   Obligations of state/political subdivisions         36,947         1,009         (77)      37,879

   Corporate bonds                                        499            11            -         510
                                                  ----------- -------------   ----------   ----------
                                                       37,446         1,020         (77)      38,389
                                                  ----------- -------------   ----------   ----------

     Total                                          $  72,431    $    1,282   $     (156)   $ 73,557
                                                  -----------  ------------   ----------   ---------






Note 6.  EVB's loan portfolio is composed of the following:
                          (in thousands)
                                              March 31       December 31
                                               1998              1997
                                               ----              ----
Real estate - construction              $     7,452       $     6,430
Real estate - mortgage                      118,979           118,639
Commercial real estate                       28,279            27,324
Commercial, industrial and
   agricultural loans                        29,795            32,901
Installment loans to individuals             49,364            45,723
All other loans                                 536               294
                                         -----------        -----------
   Total loans                              234,405           231,311
Less unearned income                         (3,124)           (3,330)
Less allowance for loan losses               (3,901)           (3,868)
                                        ------------       -----------
   Total net loans                      $   227,380        $  224,113
                                         -----------        ----------

EVB has $2.57 million in non-performing loans at March 31, 1998

Note 7. Allowance for Loan Losses

                                        March 31    December 31
                                           1998          1997
                                           ----          ----
Balance January 1                         $   3,869      $   3,643
Provision charged against income                123            412

Recoveries of loans charged off                  29            459

Loans charged off                              (121)          (645)
                                          ----------     ----------
Balance at end of period                  $   3,900      $   3,869



PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. ("EVB" or "the Company"). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. Operating results include Southside Bank and Bank of Northumberland, Inc. combined for all periods presented.

OVERVIEW AND FINANCIAL CONDITION

On December 29, 1997, EVB brought together into one holding company two independent community banks, Southside Bank and Bank of Northumberland, Inc. Total assets on March 31, 1998 were $331.8 million, up $ 19.0 million or 6.1% from $ 312.8 million at March 31, 1997. Total assets at December 31, 1997 were $323.4 million. For the first three months of 1998, total assets averaged $ $327.0 million, 6.0% above the first three months of 1997 average of $308.5 million.

Total loans, net of unearned income, amounted to $231.3 million at March 31, 1998, an increase of $ 18.5 million or 8.9% from $ 208.9 million at March 31, 1997. At December 31, 1997, total loans net of unearned income and allowance for loan losses was $224.1 million. Net loans as a percent of total assets were 68.5% at March 31, 1998, as compared to 66.8% at March 31, 1997, and 68.5% at December 31, 1997. Net loan volume for the first three months of 1998 was $ 3.3 million as compared to $ 6.2 million for the first three months of 1997. Slower loan growth in 1998 versus 1997 is related to a consumer trend toward secondary market, long-term, fixed-rate mortgages and away from the Company's variable rate mortgages.

On March 31, 1998, the securities portfolio totaled $ 72.6 million, which was $6.5 million or 8.2% lower than the year before and $ 4.7 million or 6.1% lower than at December 31, 1997. In the first three months of 1998, as funds became available they were utilized for lending activities in lieu of investing in securities as a result of increased lending demand over the past year. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk . Federal funds sold were $12.4 million on March 31, 1998, $ 9.8 million or 270% higher than the $2.6 million outstanding at December 31, 1997. This significant increase in Federal Funds sold is primarily the result of management's intent to increase liquidity above December 31, 1997 levels and, to a lesser degree, a result of soft loan demand.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at March 31, 1998, was $34.2 million as compared to $38.9 million at year end 1997. The effect of the market value of AFS securities less the book value of AFS securities, net of income taxes, is reflected as a line titled Accumulated other comprehensive income in Stockholders' Equity which was $ 121 thousand at March 31, 1998, a decline from 1997 year end of $ 11 thousand and an increase from March 31, 1997 of ($ 250 thousand). Stable interest rates during the first quarter of 1998 have resulted in stable securities values with only a very minimal decrease in value as compared to 1997 year end.. This $11 thousand decrease in the unrealized gain on AFS securities is also reflected under the Other Comprehensive Income category on the Consolidated Statement of Changes in Shareholders' Equity statement.

Total deposits increased $ 15.6 million or 5.7% to $288.9 million at March 31, 1998, compared to the same date a year earlier. At December 31, 1997, total deposits were $ 280.9 million. EVB offers attractive, yet competitive rates, that continue to contribute to increased deposits.



RESULTS OF OPERATIONS

 Net income for the first three months of 1998 amounted to $ 1.57 million, increasing $ 44 thousand or 2.9% from $1.53 million for the first three months of 1997. Net income was negatively impacted by merger expenses of $93 thousand and differences in the timing of expense recognition compared to 1997 by $31 thousand. The yield on earning assets was 8.58% for the first three months of 1998, as compared to 8.42% for first quarter 1997, and the cost of interest bearing liabilities was 4.51% for the first quarter 1998, as compared to 4.39% for the first quarter 1997.

Return on average assets was 1.93% for the first three months of 1998, compared with 1.99% for the same period in 1997, and 1.68% for the year 1997. EVB's return on average equity was 15.82% for the first three months of 1998, compared to 16.87% for the same period in 1997. Return on average equity was 13.97% for the year 1997.

Net Interest Income
Net interest income totaled $ 3.47 million for the first three months of 1998, a $ 263 thousand increase over the Company's performance for the first three months of 1997. The net interest margin for the first three months of 1998 was 4.89%, up 11 basis points from 4.78% for the same period in 1997. The improvement in net interest margin is attributed to significant reductions in the volume of non accrual loans.

Noninterest Income
Total noninterest income increased $ 106 thousand or 25.1% from $ 422 thousand for the first three months of 1997, to $528 thousand for the first quarter of 1998. Gains on securities sales for the first quarter of 1998 were $8 thousand while there were no gains or losses recognized in the first three months of 1997. Service charges on deposit accounts and other income increased $98 thousand for the first three months of 1998.

Noninterest Expense
Total noninterest expense increased $325 thousand or 20.3% from $1.60 million for the first three months of 1997 to $1.92 million for the first three months of 1998. Salary expense increased $126 thousand or 15.9% from $792 thousand for the first quarter of 1997 to $918 thousand for the first quarter of 1998 as the result of increases in salaries and benefits and increased staffing for a new branch opened in Deltaville by Southside Bank in the fourth quarter of 1997. Merger expenses of $93 thousand were incurred in the first quarter of 1998 which are expected to be nonrecurring. Advertising/ Marketing / Donations /Public Relations expense increased $53 thousand in the first three months of 1998 to $87 thousand from $34 thousand in the first quarter of 1997. The increase over 1997 was related to additional expenses associated with the planned opening of a new branch in Gloucester County, together with the early funding of budgeted expenses. The cost of net occupancy expense increased $16 thousand or 8.1% from $198 thousand in the first quarter of 1997 to $214 thousand for the first quarter of 1998, again primarily impacted by the opening of the new Deltaville office, by depreciation expense related to investments in technology and by remodeling expenses at one Southside Bank branch office. All other noninterest expenses increased $37 thousand or 6.4% to $611 thousand for the first three months of 1998 from $574 thousand for the same period in 1997, primarily related to timing differences in expense accruals.

ASSET QUALITY
Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.6 million at March 31, 1998, and $ 3.1 million at year end 1997, reflecting a 16% decrease from 1997 year end to 1998 first quarter end and a 43% decrease from March 31, 1997. Nonperforming assets are composed largely of commercial real estate mortgage loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Nonperforming Assets

                                                March 31      December 31      March 31
                                                  1998           1997            1997
                                                  ----           ----            ----
Nonaccrual loans                                  $ 2,572      $  3,022       $  4,362

Restructured loans                                     -              -              -
Other real estate owned                           $    43      $     86       $    196
                                                  -------      ---------      --------
   Total nonperforming assets                       2,615         3,108          4,558
                                                  -------      ----------     --------
Loans past due 90 days and
   accruing interest                              $   731       $   927       $    597
Nonperforming assets to total loans
   and other real estate                             1.13%         1.36%          2.11%
Allowance for loan losses to
   nonaccrual loans                                151.67%       127.99%         85.30%
Allowance for loan losses to
   period end loans                                  1.69%         1.70%          1.75%


Total loan charge-offs, less recoveries, amounted to $ 92 thousand for the first three months of 1998, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.16%. This compares to 1997 full year charge-offs of $187 thousand or 0.09% of average loans.

Nonperforming loans at March 31, 1998 were $ 2.57 million, or 1.11% of total loans, compared to $3.00 million or 1.31% at 1997 year end Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 1998, impaired loans totaled $1.24 million upon which an allowance is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 1998, was $9.9 thousand. The average balance of impaired loans for the first three months of 1998 was $1.564 million Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $731 thousand at March 31, 1998, and $927 thousand at December 31, 1997.

The allowance for loan losses has increased to $ 3.90 million at March 31, 1998, as compared to $3.87 million at December 31, 1997. The allowance increased $ 33 thousand in the first three months of 1998 as compared to $ 79 thousand for the first three months of 1997. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.69% at March 31, 1998, and 1.70% at year end 1997.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 1998 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 1998, potential problem loans were approximately
1.35 million including 5 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $1.08 million.

LIQUIDITY

Liquidity represents the Company's ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB's subsidiary banks maintain borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at March 31, 1998 was $40.125 million, or 19.29% of risk-weighted assets, for Tier 1 capital and $42.735 million, or 20.67% for total risk based capital.

Tier 1 capital consists primarily of common shareholders' equity, while total risk based capital adds the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 1997 year end.

FORM 10-Q   PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings to which the registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened. The only litigation in which EVB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders   (not applicable)

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.       Exhibit Name
a.       2        Plan of acquisition, reorganization, arrangement, liquidation, succession   (not applicable)
         4        Instruments defining the rights of security holders, including indentures    (not applicable)
        10        Material Contracts - Incorporated herein by reference to
                  Registrant's Form 10-K Annual Report for the year ended
                  December 31, 1997 under Exhibit 10 and under the caption
                  "Employment Contracts" on page 4 of the Company's Proxy
                  Statement for the 1998 annual meeting of shareholders.
        11        Statement re: Computation of Per Share Earnings - Included under Part I, Item I, Note 4 of this of this Form 10-Q.
        15        Letter re: Unaudited Interim Financial Information -  (not applicable)
        18        Letter re: Changes in Accounting Principles - (not applicable)
        19        Reports Furnished to Shareholders - (not applicable)
        22        Published Report regarding matters submitted to vote of security holders (not applicable)
        23        Consent of Experts and Counsel -   (not applicable)
        24        Power of Attorney  (not applicable)
        27        Financial Data Schedule  -  Included herein as Exhibit 27 on page 13


(b) No reports on Form 8-K were filed during the first quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/      Thomas M. Boyd, Jr.        President and Chief Executive Officer

/s/      Thomas E. Stephenson       Vice President, Chief Financial Officer


Date:    April 30, 1998