Form 10-Q
period 1998-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 1998-08-10
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE  SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period  ended June 30, 1998

                                       OR

      [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes x No __


The number of shares of the registrant's Common Stock outstanding as of July 31, 1998 was 5,174,832.

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1998

Part I
Item 1.     Financial Statements                                              2
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8
Item 3.     Quantitative and Qualitative Disclosures About Market Risk       11

Part II
Item 1.     Legal Proceedings                                                11
Item 2.     Changes in Securities                                            11
Item 3.     Defaults Upon Senior Securities                                  11
Item 4.     Submission of Matters to a Vote of Security Holders              11
Item 5.     Other Information                                                12
Item 6.     Exhibits and Reports on Form 8-K                                 13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                           June 30  December 31
                                           1998 (1)    1997
                                           -------- -----------
ASSETS:

Cash and due from banks                     $  9,519    $  9,319
Interest-bearing deposits, in other banks        100         100
Federal funds sold                             5,295       2,642
Securities available for sale at fair
  value                                       44,172      38,912
Securities held to maturity at amortized
  cost fair value of $39,729 and $39,350      38,882      38,362
Loans, net                                   227,175     224,113
Deferred income taxes                          1,228       1,243
Bank premises and equipment                    4,737       4,200
Accrued interest receivable                    2,410       2,479
Other real estate                                 43          86
Federal Home Loan Bank and Federal
  Reserve stock, at cost                         956         824
Other assets                                     826       1,150
                                             -------     -------
   Total assets                             $335,343    $323,430
                                             -------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

   Noninterest-bearing demand accounts      $ 30,966    $ 29,095
   Savings accounts and interest bearing
     deposits                                122,727     118,111

   Time deposits                             137,831     133,676
                                            --------     -------
     Total deposits                          291,524     280,882
   Accrued interest payable                      813         794
   Other liabilities                           1,968       2,489
                                             -------     -------
     Total liabilities                       294,305     284,165
SHAREHOLDERS' EQUITY
   Common stock of $2 par value per
     share, authorized 50,000,000 shares,
     issued and outstanding 5,174,832 and
     5,188,576 respectively                   10,350      10,377
   Surplus                                       221         221
   Retained earnings                          30,308      28,535
   Accumulated other comprehensive income        159         132
                                              ------      ------
       Total shareholders' equity             41,038      39,265

       Total liabilities and
         shareholders' equity               $335,343    $323,430
                                            --------     -------

(1) Unaudited

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (Dollars in thousands except share amounts)



                                           Three Months Ended  Six Months Ended
                                                 June 30           June 30
                                              1998     1997     1998     1997
                                              ----     ----     ----     ----
INTEREST INCOME:
   Loans                                    $5,205   $4,929  $10,461   $9,634
   Interest on investment securities:
     Taxable                                    73       24       142      41
     Tax exempt                                447      457       898     963
   Interest on securities available for
       sale:
     Taxable                                   526      661     1,095   1,326
     Tax exempt                                                     -       -
     Dividends                                  18        8        31      10
   Interest on federal funds sold              237       86       340     170
   Interest on deposits in other banks           1        -         3       -
                                            ------   ------   -------  ------
       Total interest income                 6,507    6,165    12,970  12,144

INTEREST EXPENSE
   Deposits                                  2,960    2,738     5,830   5,421
   Short-term borrowings                         -        1         -       6
                                            ------   ------   -------  ------
       Total interest expense                2,960    2,739     5,830   5,427
                                            ------   ------   -------  ------
       Net interest income                   3,547    3,426     7,140   6,717

PROVISION FOR LOAN LOSSES                      115       88       238     172
                                            ------   ------   -------  ------
       Net interest income after
          provision for loan losses         $3,432   $3,338    $6,902  $6,545

OTHER INCOME                                              -
   Service charges on deposit accounts         338      288       670     557
   Gain (loss) on sale of available for
sale securities                                  -      (25)        8     (25)

   Other operating income                      193      149       381     302
                                            ------   ------    ------   -----
                                               531      412     1,059     834
                                            ------   ------    ------   -----
OTHER EXPENSES
   Salaries and benefits                     1,100      821     2,018   1,613
   Net occupancy expense of premises           316      292       615     561
   Other operating expenses                    732      675     1,437   1,212
                                            ------     ----   -------  ------

                                             2,148    1,788     4,070   3,386
                                            ------   ------   -------  ------

     Income before income taxes              1,815    1,962     3,891   3,993

INCOME TAX EXPENSE                             476      494       978     996
                                            ------    -----     -----   -----
     Net income                             $1,339   $1,468    $2,913  $2,997
                                            ------   ------    ------   -----

Earnings Per Share, basic and assuming
   dilution(1)                               $0.26    $0.28    $ 0.56   $0.57
Dividends per share(1)                        0.11     0.12    $ 0.22   $0.12


(1) Share and per share amounts for 1997 have been restated to reflect the December 29, 1997 reorganization whereby Southside Bank and Bank of Northumberland, Inc. shareholders exchanged their stock in those companies for stock of the Corporation.

SEE NOTES TO FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                     Six Months Ended
                                                     ----------------
                                                  June 30      June 30
                                                    1998         1997
                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $  2,913    $  2,997
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     315         302
     Accretion of discounts and amortization of
       premiums, net                                   (15)          -
     Provision for loan losses                         238         172
     Losses (gains) realized on available for
       sale securities                                  (8)         25
     (Increase) decrease in other assets               185        (456)
     Increase (decrease) in other liabilities         (502)     (1,057)
                                                    ------      ------
Net cash provided by operating activities            3,126       1,983

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities, calls, paydowns and
     sales of available for sale securities          9,926      11,090
   Purchase of securities available for sale       (15,102)     (3,724)
   Proceeds from maturities of investment
     securities                                      2,829       1,555
   Purchase of investment securities                (3,364)     (1,597)
   (Purchase) sale of FHLB and Federal Reserve
     Bank stock                                        (66)        (91)
   Net (increase) decrease in loans                 (3,062)    (11,295)
   Purchases of bank premises and equipment           (852)       (428)
   Proceeds from sale of OREO                           43           2
                                                   -------     -------

Net cash (used in) investing activities             (9,648)     (4,488)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest bearing and
     interest bearing demand deposits and
     savings accounts                               14,797       6,612
   Net increase in certificates of deposit          (4,155)     (2,273)
   Proceeds from sale of common stock                    -          53
   Acquisition of common stock                         (27)
   Dividends declared                               (1,140)       (620)
                                                   -------     -------

Net cash provided by financing activities            9,475       3,772
                                                    ------     -------
   INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     2,953       1,267
   CASH AND CASH EQUIVALENTS

     BEGINNING OF PERIOD                            11,961      14,616
                                                    -------     ------
     END OF PERIOD                                $ 14,914    $ 15,883
                                                    -------     ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for:
     Interest on deposits and other borrowings    $  5,830    $  5,427
     Income taxes                                 $    978    $    997


See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)



                                                                         ACCUMULATED
                                                                            OTHER
                                                COMPREHENSIVE  RETAINED COMPREHENSIVE   COMMON   CAPITAL
                                         TOTAL    INCOME       EARNINGS     INCOME       STOCK   SURPLUS
                                         -----    ------       -------      ------       -----   -------

Balances - January 1, 1997             $ 35,456               $  24,977     $  (101)   $ 10,374     $ 206
Comprehensive income:
  Net income                              2,997      2,997        2,997
  Other comprehensive income,
  net of tax
     Unrealized gain/(loss) on
       securities available for sale:
     Unrealized holding gain/(loss)
       arising during the period            (73)       (73)
     Less: reclassification adjustment       25         25
  Other comprehensive income, net of tax    (48)       (48)                     (48)
                                       --------    -------
  Total comprehensive income              2,949      2,949
Shares sold under dividend reinvestment
   plan                                      73                                              13        60
Shares purchased and retired                (20)                                             (3)      (17)
Dividends declared                         (620)                   (620)          -
                                          ------                  -----

BALANCES-JUNE 30, 1997                 $ 37,838               $  27,354     $  (149)   $ 10,384     $ 249
                                         -------                -------       -----     -------    ------

Balances - January 1, 1998               39,265                  28,535         132      10,377       221
Comprehensive income:
  Net income                              2,913      2,913        2,913
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
       available for sale
     Unrealized holding gain/(loss)
       arising during the period             35         35
     Less: reclassification adjustment        8          8
                                         ------      -----

  Other comprehensive income, net of tax     27         27                       27
                                         ------      -----

  Total comprehensive income                       $ 2,940

Shares retired                              (27)                                (27)

Dividends declared                       (1,140)                 (1,140)          -           -         -
                                         -------                 ------      ------     -------       ----
BALANCES-JUNE 30, 1998                 $ 41,038               $  30,308     $   159    $ 10,350     $ 221
                                         -------                -------      ------     -------       ----


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Income for the three-month and six month periods ended June 30, 1998, and June 30, 1997, the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 1998, and June 30, 1997, and the Consolidated Statement of Changes in Shareholders' Equity for the six-month periods ended June 30, 1998, and June 30, 1997, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1998. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report for the year ended December 31, 1997.

2. Eastern Virginia Bankshares (the "Company or EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29,1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. Accordingly, the financial statements of EVB have been restated for all periods presented to reflect the consolidation of SSB and BNI into EVB.

3. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

4. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 5,188,576 and 5,186,500 for the six months ended June 30, 1998 and 1997.

5. EVB's amortized cost and estimated fair values of securities at June 30, 1998 are as follows:
                                 (in thousands)

                                                June 30, 1998
                                                -------------
                                             Gross       Gross       Estimated
                                   Amortized Unrealized  Unrealized  Fair
                                   Cost      Gains       (Losses)    Value
                                   ----      -----       --------    -----
Available for Sale:
   U.S. Government obligations    $ 23,085   $   95       $  (1)    $ 23,179
   Obligations of U.S. Government
     agencies                       18,925      184         (52)      19,057
   Obligations of state/political
     subdivisions                    1,655       19          (2)       1,672
   Other securities                    264        -           -          264
                                  --------    -----          --       ------

                                    43,929      298         (55)      44,172

Held to Maturity:
   Obligations of state/political
     subdivisions                   37,469      933         (90)      38,312

   Corporate bonds                   1,413       10          (6)       1,417
                                  --------    -----        -----      ------

                                    38,882      943         (96)      39,729
                                  --------    -----       ------      ------
     Total                        $ 82,811   $1,241       $(151)    $ 83,901
                                  --------    -----       -----       ------

NOTE 6.  EVB'S LOAN PORTFOLIO IS COMPOSED OF THE FOLLOWING:
                    (in thousands)

                                        30-Jun     December 31
                                         1998      1997
                                         ----      ----
Real estate - construction          $   6,380    $   6,430
Real estate - mortgage                124,021      118,639
Commercial real estate                 22,583       27,324
Commercial,    industrial
  and agricultural loans               30,606       32,901
Installment loans to individuals       50,485       45,723
All other loans                           569          294
                                    ---------    ---------
   Total loans                        234,644      231,311
Less unearned income                   (3,481)      (3,330)
Less allowance for loan losses         (3,988)      (3,868)
                                    ---------    ---------
   Total net loans                  $ 227,175    $ 224,113
                                    ---------    ---------

EVB has $2.90 million in non-performing loans at June 30, 1998


NOTE 7.  ALLOWANCE FOR LOAN LOSSES

                                       30-Jun   December 31
                                          1998     1997
                                          ----     ----

Balance January 1                     $ 3,868      $ 3,643
Provision charged against income          238          412
Recoveries of loans charged off           124          459
Loans charged off                        (242)        (645)
                                      -------      -------
Balance at end of period              $ 3,988      $ 3,869
                                      -------      -------

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

OVERVIEW AND FINANCIAL CONDITION

On December 29, 1997, EVB brought together into one holding company two independent community banks, Southside Bank and Bank of Northumberland, Inc. Total assets on June 30, 1998 were $335.3 million, up $ 11.9 million or 3.7% from $ 323.4 million at December 31, 1997. For the first six months of 1998, total assets averaged $335.2 million, 7.4 % above the first six months of 1997 average of $312.1 million.

Total loans, net of unearned income, amounted to $231.2 million at June 30, 1998, an increase of $ 3.2 million or 1.4 % from $ 228.0 million at December 31, 1997. At June 30, 1998 total loans net of unearned income and allowance for loan losses were $227.2 million. Net loans as a percent of total assets were 67.7% at June 30, 1998, as compared to 69.3% at December 31, 1997. Net loan volume for the first six months of 1998 was $ 3.1 million as compared to $ 11.2 million for the first six months of 1997. Slower loan growth in 1998 versus 1997 is related to a consumer trend toward secondary market, long-term, fixed-rate mortgages and away from the Company's variable rate mortgages.

On June 30, 1998, the securities portfolio totaled $83.1 million, which was $5.8 million or 7.5% higher than at December 31, 1997. In the first six months of 1998, as funds became available they were utilized for lending activities and to the extent that deposit growth outpaced loan demand, funds were invested in the securities portfolio. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk . Federal funds sold were $5.3 million on June 30, 1998, $2.7 million or 100.4% higher than the $2.6 million outstanding at December 31, 1997. This significant increase in Federal Funds Sold is primarily the result of management's intent to increase liquidity above December 31, 1997 levels and, to a lesser degree, a result of soft loan demand.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at June 30, 1998, was $44.2 million as compared to $38.9 million at year end 1997. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was $159 thousand at June 30, 1998, an increase of $27 thousand from 1997 year end. Stable interest rates during the first quarter of 1998 have resulted in stable securities values with a minimal increase in value as compared to 1997 year end.. This $27 thousand increase in the unrealized gain on AFS securities is also reflected under the Other Comprehensive Income category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits increased $10.6 million or 3.8% to $291.5 million at June 30, 1998, compared to $280.9 million at December 31, 1997. EVB offers attractive, yet competitive rates, that continue to contribute to increased deposits.

RESULTS OF OPERATIONS
Eastern Virginia Bankshares, Inc. reported lower earnings for the second quarter of 1998. Net income for the quarter was $1.3 million, a decrease of $128 thousand from the second quarter 1997 earnings of $1.5 million. Net income for the first six months of 1998 amounted to $2.9 million, decreasing $84 thousand or 2.8% from $3.0 million for the first six months of 1997. Net income for the first six months was negatively impacted by merger expenses of $93 thousand and differences in the timing of expense recognition compared to 1997 by $127 thousand. The yield on earning assets was 8.24% and 8.33% for the quarter and the first six months of 1998 respectively, as compared to 8.42% and 8.34% for the same periods in 1997. The cost of interest bearing liabilities for the three month and six month periods ended June 30, 1998 was 4.53% and 4.52% as compared to 4.45% and 4.43% for the comparable periods in 1997.

Return on average assets was 1.64% for the quarter and 1.76% for the first six months of 1998, compared with 1.88% and 1.93% for the same periods in 1997, and 1.68% for the year 1997. EVB's return on average equity was 13.03% and 14.41% for the quarter and the first six months of 1998, compared to 15.63% and 16.24% for the same periods in 1997, and 13.97% for the year 1997.

NET INTEREST INCOME
Net interest income totaled $3.4 million for the quarter and $6.9 million for the first six months of 1998, a $94 thousand increase over the Company's performance for the second quarter of 1997 and a $357 thousand increase over the first six months of 1997. The net interest margin for the three month and six month periods ended June 30, 1998 was 4.56% and 4.65% compared to 4.77% and 4.69% for the comparable periods in the prior year. The deterioration in net interest margin results from a combination of small decreases in loan yield combined with a small increase in cost of interest bearing funds. Loan yield was negatively impacted by soft demand for the Company's variable rate residential mortgage product while interest cost increased because of the success of a newly introduced Super Saver product.

NONINTEREST INCOME
Total noninterest income was $531 thousand for the quarter and $1.1 million for the first six months, a 28.9% increase from the second quarter of 1997, and a 27.0% increase over the first six months of 1997. There were no gains or losses on securities sales during the quarter compared to a $25 thousand loss in 1997. For the six months ended June 30, 1998, securities gains totaled $8 thousand compared to a $25 thousand loss for the same period in 1997. Service charges on deposit accounts and other income increased $50 thousand for the quarter and $113 thousand for the first six months, compared to 1997.

NONINTEREST EXPENSE
Total noninterest expense increased $360 thousand or 20.2% from $1.79 million for the second quarter of 1997 to $2.15 million for the same quarter in 1998, and $684 thousand or 20.2% for the six months ended June 30, 1998. Salary expense increased $279 thousand or 34% for the quarter vs. 1997, and $405 thousand or 25.1% from the first six months of 1997, as the result of increases in salaries and benefits and increased staffing for new branches opened in Deltaville and Gloucester by Southside Bank in the fourth quarter of 1997 and second quarter of 1998. Merger expenses of $93 thousand were incurred in the first six months of 1998 compared to no comparable expense in the first six months of 1997. Advertising/Marketing/Donations/Public Relations expense increased $18 thousand for the quarter vs. same quarter of 1997, and $71 thousand or 86% for the first six months of 1998 as compared to the same period in 1997. The increase over 1997 was related to additional expenses associated with the opening of a new branch in Gloucester County, together with the early funding of budgeted expenses. Net occupancy expense increased $24 thousand or 8.2% compared to the same quarter of 1997 and increased $54 thousand or 9.6% from $561 thousand in the first six months of 1997 to $615 thousand for the first six months of 1998, again primarily impacted by the opening of the new Deltaville and Gloucester offices, and by depreciation expense related to investments in technology. All other noninterest expenses increased $39 thousand or 6.4% to $666 thousand for the second quarter of 1998 from $627 thousand for the same period in 1997, primarily related to increased data processing expense to achieve future savings. For the six month period ended June 30, 1998, all other expenses increased $61 thousand or 5.4% to $1.19 million from $1.13 million in 1997, again primarily related to data processing expenses incurred to achieve future savings.

ASSET QUALITY
Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.9 million at June 30, 1998, and $3.1 million at year end 1997, reflecting a 5.4% decrease from 1997 year end. Nonperforming assets are composed largely of commercial real estate mortgage loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

NONPERFORMING ASSETS

                                 JUNE 30     DECEMBER 31
                                    1998            1997
                                    ----            ----
Nonaccrual loans                 $  2,896    $   3,022
Restructured loans                     -             -
Other real estate owned                43           86
                                 --------    ---------
   Total nonperforming assets    $  2,939    $   3,108
                                 --------    ---------
Loans past due 90 days and
   accruing interest             $  1,213    $     927
Nonperforming  assets  to total
   loans and other real estate       1.27%        1.36%
Allowance for loan losses to
   nonaccrual loans                137.71%      127.99%
Allowance for loan losses to
   period end loans                  1.73%        1.70%

Total loan charge-offs, less recoveries, amounted to $26 thousand for the quarter and $118 thousand for the first six months of 1998, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.01% and 0.05% for the three month and six month periods ended June 30, 1998. This compares to 1997 full year charge-offs of $187 thousand or 0.09% of average loans.

Nonperforming loans at June 30, 1998 were $2.90 million, or 1.25% of total loans, compared to $3.02 million or 1.31% at 1997 year end Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 1998, impaired loans totaled $526 thousand upon which an allowance is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 1998, was $12 thousand. The average balance of impaired loans for the first six months of 1998 was $1.07 million Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $1.21 million at June 30, 1998, and $927 thousand at December 31, 1997.

The allowance for loan losses has increased to $3.99 million at June 30, 1998, as compared to $3.87 million at December 31, 1997. The allowance increased $120 thousand in the first six months of 1998 as compared to $98 thousand for the first six months of 1997. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.73% at June 30, 1998, and 1.70% at year end 1997.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 1998 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At June 30, 1998, potential problem loans were approximately $1.33 million including 3 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $626 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at June 30, 1998 was $40.879 million, or 19.77% of risk-weighted assets, for Tier 1 capital and $43.464 million, or 21.16% for total risk based capital.

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

ITEM 2. CHANGES IN SECURITIES   (not applicable)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES   (not applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 21, 1998, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.
                                           Number of Shares
                                          For     Abstain

      Thomas M. Boyd, Jr.              3,264,469   4,977
      W. Rand Cook                     3,264,469   4,977
      Robert L. Covington              3,264,469   4,977
      L. Edelyn Dawson, Jr.            3,264,469   4,977
      Lewis R. Reynolds                3,264,469   4,977
      F. L. Garrett, III               3,264.469   4.977
      G. Warren Haynie, Jr.            3,264,469   4,977
      Eric A. Johnson                  3,264,469   4,977
      William L. Lewis                 3,264,469   4,977

2. To ratify the appointment by the Board of Directors of Yount, Hyde & Barbour, P.C. as the Company's independent auditors for the ensuing year.

      For          3,234,565
      Against              0
      Abstain         34,881



ITEM 5. OTHER INFORMATION   (not applicable)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Exhibit Name

      11    Statement re: Computation of Per Share Earnings - Included under
            Part I, Item I, Note 4 of this Form 10-Q.

      27    Financial Data Schedule  -  Included herein as Exhibit 27 on page 13


(b) No reports on Form 8-K were filed during the second quarter of 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.


/s/   Thomas M. Boyd, Jr.     President and Chief Executive Officer
-------------------------

/s/   Thomas E. Stephenson    Vice President, Chief Financial Officer
--------------------------

Date: July 31, 1998