Form 10-Q
period 1998-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 1998-10-30
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 30, 1998

                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
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


The number of shares of the registrant's Common Stock outstanding as of October 26, 1998 was 5,174,832.

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998

Part I
-------
Item 1.     Financial Statements                                               2
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              8
Item 3.     Quantitative and Qualitative Disclosures About Market Risk        12

Part II
-------
Item 1.     Legal Proceedings                                                 12
Item 2.     Changes in Securities                                             12
Item 3.     Defaults Upon Senior Securities                                   12
Item 4.     Submission of Matters to a Vote of Security Holders               12
Item 5.     Other Information                                                 12
Item 6.     Exhibits and Reports on Form 8-K                                  12

Signatures                                                                    13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                   Eastern Virginia Bankshares, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                 September 30  December 31
                                                     1998 (1)         1997
                                                     --------         ----
Assets:
Cash and due from banks                              $  9,610    $  9,319
Interest-bearing deposits, in other banks                 100         100
Federal funds sold                                     15,764       2,642
Securities available for sale at fair value            36,180      38,912
Securities held to maturity at amortized cost
  fair value of $43,907 and $39,350                    42,448      38,362
Loans, net                                            230,633     224,113
Deferred income taxes                                   1,093       1,243
Bank premises and equipment                             4,829       4,200
Accrued interest receivable                             2,553       2,479
Other real estate                                          68          86
Federal Home Loan Bank and Federal
  Reserve stock, at cost                                  956         824
Other assets                                            1,058       1,150
                                                       ------       -----
   Total assets                                     $ 345,292   $ 323,430
                                                  -----------  ----------

Liabilities and Shareholders' Equity
Liabilities
   Noninterest-bearing demand accounts              $  30,888    $ 29,095
   Savings accounts and interest bearing deposits     129,225     118,111
   Time deposits                                      140,086     133,676
                                                     --------     -------
     Total deposits                                   300,199     280,882
   Accrued interest payable                               835         794
   Other liabilities                                    2,204       2,489
                                                       ------       -----
     Total liabilities                                303,238     284,165
Shareholders' Equity
   Common stock of $2 par value per share, authorized
     50,000,000 shares, issued and outstanding
     5,174,832 and 5,188,576 respectively              10,350      10,377
   Surplus                                                220         221
   Retained earnings                                   31,063      28,535
   Accumulated other comprehensive income                 421         132
                                                    ---------    --------
       Total shareholders' equity                      42,054      39,265
       Total liabilities and shareholders' equity   $ 345,292   $ 323,430
                                                  -----------  ----------

(1) Unaudited

See Notes to Consolidated Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                   (Dollars in thousands except share amounts)

                                                                                    Three Months Ended    Nine Months Ended
                                                                                        September 30          September 30
                                                                                       1998       1997       1998       1997
                                                                                   --------   --------   --------   --------
Interest Income:
   Loans                                                                           $  5,350   $  5,055   $ 15,977   $ 14,851
   Interest on investment securities:
     Taxable                                                                             15         35        157        105
     Tax exempt                                                                         449        517      1,347      1,410
   Interest on securities available for sale:
     Taxable                                                                            652        581      1,747      1,948
     Tax exempt                                                                          14         --         14         --
     Dividends                                                                            3         21         34         31
   Interest on federal funds sold                                                       237        117        577        287
   Interest on deposits in other banks                                                    1         --          4         --
                                                                                   --------   --------   --------   --------
       Total interest income                                                          6,721      6,326     19,857     18,632

Interest Expense
   Deposits                                                                           3,018      2,832      8,848      8,253
   Short-term borrowings                                                                 --         --         --          6
                                                                                   --------   --------   --------   --------

       Total interest expense                                                         3,018      2,832      8,848      8,259
                                                                                   --------   --------   --------   --------

       Net interest income                                                            3,703      3,494     11,009     10,373

Provision for loan losses                                                               116         90        354        262
                                                                                   --------   --------   --------   --------
       Net interest income after provision for loan losses                         $  3,587   $  3,404   $ 10,655   $ 10,111

Other income                                                                             --
   Service charges on deposit accounts                                                  347        290      1,017        847
   Gain (loss) on sale of available for sale securities                                  --          8          8        (17)
   Other operating income                                                                77         70        291        210
                                                                                   --------   --------   --------   --------
                                                                                        424        368      1,316      1,040
                                                                                   --------   --------   --------   --------
Other Expenses
   Salaries and benefits                                                              1,049        844      3,067      2,457
   Net occupancy expense of premises                                                    376        296        991        857
   Other operating expenses                                                             684        584      2,121      1,796
                                                                                   --------   --------   --------   --------
                                                                                      2,109      1,724      6,179      5,110
                                                                                   --------   --------   --------   --------
     Income before income taxes                                                       1,902      2,048      5,792      6,041
Income Tax Expense                                                                      577        545      1,555      1,541
                                                                                   --------   --------   --------   --------
     Net income                                                                    $  1,325   $  1,503   $  4,237   $  4,500
                                                                                   --------   --------   --------   --------

Earnings Per Share, basic and assuming dilution(1)                                 $   0.26   $   0.29   $   0.82   $   0.86
Dividends per share(1)                                                             $   0.11   $     --   $   0.33   $   0.12


(1) Share and per share amounts for 1997 have been restated to reflect the December 29, 1997 reorganization whereby Southside Bank and Bank of Northumberland, Inc. shareholders exchanged their stock in those companies for stock of the Corporation.
See Notes to Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)
                                                                   Nine Months
                                                                      Ended
                                                                  September 30
                                                                 1998      1997
                                                                 ----      ----
Cash Flows from Operating Activities
   Net income                                                  $ 4,237  $ 4,500
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                 541      455
     Accretion of discounts and amortization of premiums, net      (78)     (12)
     Provision for loan losses                                     354      262
     Losses (gains) realized on available for sale securities       (8)      17
     (Increase) decrease in other assets                          (328)    (351)
     Increase (decrease) in other liabilities                     (244)    (348)
                                                                  -----    -----
Net cash provided by operating activities                        4,474    4,523

Cash Flows from Investing Activities
   Proceeds from maturities, calls, paydowns and sales
     of available for sale securities                           25,418   12,246
   Purchase of securities available for sale                   (22,153)  (7,033)
   Proceeds from calls and maturities of investment securities   3,884    2,943
   Purchase of investment securities                            (7,986)  (4,526)
   (Purchase) sale of FHLB and Federal Reserve Bank stock         (132)     (55)
   Net (increase) decrease in loans                             (6,520) (15,419)
   Purchases of bank premises and equipment                     (1,170)    (734)
   Proceeds from sale of OREO                                       18       12
                                                                    ---      --
Net cash (used in) investing activities                         (8,641) (12,566)

Cash Flows from Financing Activities
   Net increase in noninterest bearing and interest bearing
     demand deposits and savings accounts                       12,907    3,801
   Net increase in certificates of deposit                       6,410    3,329
   Proceeds from sale of common stock                                -       74
   Acquisition of common stock                                     (28)     (56)
   Dividends declared                                           (1,709)    (620)
                                                                -------    -----
Net cash provided by financing activities                       17,580    6,528
                                                                -------   -----
   Increase (decrease) in cash and cash equivalents             13,413   (1,515)
   Cash and cash equivalents
     Beginning of period                                        12,061   14,616
                                                               -------   ------
     End of period                                             $25,474  $13,101
                                                               -------  -------
Supplemental Disclosures of Cash Flow Information
   Cash paid for:
     Interest on deposits and other borrowings                  $8,848   $8,202
     Income taxes                                               $1,555   $1,691


See Notes to Consolidated Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                             (Dollars in thousands)

                                                                                              Accumulated
                                                                                                  Other
                                                                     Comprehensive  Retained  Comprehensive  Common  Capital
                                                                Total    Income     Earnings     Income       Stock  Surplus
                                                                -----    ------     --------     ------      ------  -------
Balances - January 1, 1997                                    $35,456              $ 24,977      $ (101)    $10,374   $ 206
Comprehensive income:
  Net income                                                    4,500      4,500      4,500
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period      20         20                     20
     Less: reclassification adjustment                            (17)       (17)                   (17)
                                                                -----      -----                  -----
  Other comprehensive income, net of tax                            3          3                      3
                                                                -----      -----                  -----
  Total comprehensive income                                    4,503      4,503
Shares sold under dividend reinvestment plan                       74                                             12      62
Shares purchased and retired                                      (56)                                            (8)    (48)
Dividends declared                                               (620)                  (620)          -
                                                              -------                -------
Balances-September 30, 1997                                   $39,357                $28,857      $  (98)    $10,378    $220
                                                             --------                -------       ------    -------   -----
Balances - January 1, 1998                                    $39,265                $28,535      $  132     $10,378    $220
Comprehensive income:
  Net income                                                    4,237      4,237      4,237
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale
     Unrealized holding gain/(loss) arising during the period     297        297                    297
     Less: reclassification adjustment                              8          8                     (8)
                                                              -------     ------
  Other comprehensive income, net of tax                          289        289
                                                              -------     ------
  Total comprehensive income                                              $4,526
                                                                          ------
Shares retired                                                    (28)                                         (28)
Dividends declared                                             (1,709)               (1,709)          -          -       -
                                                              -------                ------       -----       -----   -----
Balances-September 30, 1998                                   $42,054               $31,063       $ 421    $10,350    $220
                                                             --------               -------       -----    -------    -----

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

1. The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Income for the three-month and nine month periods ended September 30, 1998, and September 30, 1997, the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 1998, and September 30, 1997, and the Consolidated Statement of Changes in Shareholders' Equity for the nine-month periods ended September 30, 1998, and September 30, 1997, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1998. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1997.

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

3. The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

4. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 5,183,894 and 5,188,617 for the nine months ended September 30, 1998 and 1997, and 5,174,832 and 5,190,704 for the three months ended September 30, 1998 and 1997.

5. EVB's amortized cost and estimated fair values of securities at September 30, 1998 are as follows:
                                 (in thousands)

                                                                 September 30, 1998
                                                                --------------------
                                                                 Gross     Gross     Estimated
                                                   Amortized  Unrealized Unrealized     Fair
                                                      Cost       Gains    (Losses)      Value
                                                    --------   --------   --------    --------
Available for Sale:
   U.S. Government obligations                      $ 11,160   $    242   $     --    $ 11,402
   Obligations of U.S. Government agencies            22,464        358         27      22,795
   Obligations of state/political subdivisions         1,655         65         --       1,720
   Other securities                                      263         --         --         263
                                                    --------   --------   --------    --------
                                                      35,542        665         27      36,180
Held to Maturity:
   Obligations of state/political subdivisions        40,416      1,441        (16)     41,841
   Corporate bonds                                     2,032         34         --       2,066
                                                    --------   --------   --------    --------
                                                      42,448      1,475        (16)     43,907
                                                    --------   --------   --------    --------
     Total                                            77,990   $  2,140   $     11      80,087
                                                    --------   --------   --------    --------

Note 6.  EVB's loan portfolio is composed of the following:
                    (in thousands)
                                                September 30    December 31
                                                     1998          1997
                                                ------------    -----------
Real estate - construction                        $   7,086   $   6,430
Real estate - mortgage                              127,297     118,639
Commercial real estate                               22,367      27,324
Commercial, industrial and
   agricultural loans                                29,548      32,901
Installment loans to individuals                     51,494      45,723
All other loans                                         603         294
                                                    -------     -------
   Total loans                                      238,395     231,311
Less unearned income                                 (3,751)     (3,330)
Less allowance for loan losses                       (4,011)     (3,868)
                                                    -------     -------
   Total net loans                                $ 230,633   $ 224,113
                                                -----------  ----------

EVB has $2.16 million in non-performing loans at September 30, 1998.

Note 7.  Allowance for Loan Losses

                                                September 30   December 31
                                                   1998          1997
                                                ------------  ------------
Balance January 1                                 $  3,868     $ 3,643
Provision charged against income                       354         412
Recoveries of loans charged off                        177         459
Loans charged off                                     (388)       (645)
                                                     -----       -----
Balance at end of period                         $   4,011     $ 3,869
                                                 ---------    --------

Note 8.  Accounting Rule Changes

In June, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" effective for financial statements beginning after December 31, 1997. During the first quarter of 1998, the Company adopted this rule change. Adoption of this standard did not impact EVB's financial position, results of operations, or cash flow. The consolidated Statement of Changes in Shareholders' Equity has been revised to include columns for comprehensive income and accumulated other comprehensive income. Comprehensive income for the company includes net income plus the change in unrealized gain or loss on securities available for sale. Accumulated other comprehensive income includes the cumulative changes in unrealized gain or loss on securities available for sale.

During June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement, effective for periods beginning after December 31, 1997, also establishes standards for related disclosures about products and services, geographic areas and major customers. Adoption of this standard has not impacted the Company's consolidated financial position, results of operations or cash flow.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This pronouncement revises employers' disclosures about pension and other post-retirement benefits, but does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard has not impacted the Company's consolidated financial position, results of operations or cash flow, and any effects are limited to the form and content of its disclosures.

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

OVERVIEW AND FINANCIAL CONDITION

On December 29, 1997, EVB brought together into one holding company two independent community banks, Southside Bank and Bank of Northumberland, Inc. Total assets on September 30, 1998 were $345.3 million, up $ 21.9 million or 6.8% from $ 323.4 million at December 31, 1997. For the first nine months of 1998, total assets averaged $334.4 million, 6.5 % above the first nine months of 1997 average of $314.0 million.

Total loans, net of unearned income, amounted to $234.6 million at September 30, 1998, an increase of $ 6.6 million or 2.9 % from $ 228.0 million at December 31, 1997. At September 30, 1998 total loans net of unearned income and allowance for loan losses were $230.6 million. Net loans as a percent of total assets were 66.8% at September 30, 1998, as compared to 69.3% at December 31, 1997. Net loan volume for the first nine months of 1998 was $ 6.5 million as compared to $ 15.4 million for the first nine months of 1997. Slower loan growth in 1998 versus 1997 is related to a consumer trend toward secondary market, long-term, fixed-rate mortgages and away from the Company's variable rate mortgages. In response to this change in loan demand, the Company introduced a long-term, fixed rate mortgage product in the third quarter of 1998.

On September 30, 1998, the securities portfolio totaled $ 78.6 million, which was $ 1.35 million or 1.8 % higher than at December 31, 1997. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $15.8 million on September 30, 1998, $ 13.1 million or 496.7 % higher than the $2.6 million outstanding at December 31, 1997. This significant increase in Federal Funds Sold is primarily the result of management's intent to increase liquidity above December 31, 1997 levels and, to a lesser degree, a result of soft loan demand. In the first nine months of 1998, as funds became available they were utilized for lending activities and to the extent that deposit growth outpaced loan demand, funds were invested as short-term Federal Funds Sold which currently provides a significantly greater yield than investments in U.S Treasury securities.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at September 30, 1998, was $36.2 million as compared to $38.9 million at year end 1997. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was $ 421 thousand at September 30, 1998, an increase of $ 289 thousand from 1997 year end. Stable to decreasing interest rates during the first nine months of 1998 have resulted in increased securities values as compared to 1997 year end. This $289 thousand increase in the unrealized gain on AFS securities is also reflected under the Other Comprehensive Income category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits reached $300 million for the first time in the company's history as they increased $ 19.3 million or 6.9 % to $300.2 million at September 30, 1998, compared to $ 280.9 million at December 31, 1997. EVB offers attractive, yet competitive rates, that continue to contribute to increased deposits.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares, Inc. reported lower earnings for the third quarter of 1998. Net income for the quarter was $ 1.3 million, a decrease of $ 178 thousand from the third quarter 1997 earnings of $1.5 million. Net income for the first nine months of 1998 amounted to $ 4.2 million, decreasing $ 263 thousand or 5.8 % from $ 4.5 million for the first nine months of 1997. Net income for the first nine months was negatively impacted by merger expenses of $93 thousand and differences in the timing of expense recognition compared to 1997 by $171 thousand. The yield on earning assets was 8.54% and 8.40% for the quarter and the first nine months of 1998 respectively, as compared to 8.64% and
8.44 % for the same periods in 1997. The cost of interest bearing liabilities for the three month and nine month periods ended September 30, 1998 was 4.52% as compared to 4.33% and 4.48% for the comparable periods in 1997. Return on average assets was 1.52% for the quarter and 1.68% for the first nine months of 1998, compared with 1.90% and 1.93% for the same periods in 1997, and 1.68% for the year 1997. EVB's return on average equity was 12.72% and 13.68% for the quarter and the first nine months of 1998, compared to 15.57% and 16.03% for the same periods in 1997, and 13.97% for the year 1997.

Net Interest Income
Net interest income totaled $ 3.6 million for the quarter and $10.7 million for the first nine months of 1998, a $ 183 thousand increase over the Company's performance for the third quarter of 1997 and a $ 544 thousand increase over the first nine months of 1997. The net interest margin for the three month and nine month periods ended September 30, 1998 was 4.89% and 4.73% compared to 4.93% and 4.77% for the comparable periods in the prior year.. The deterioration in net interest margin results from a combination of small decreases in loan and securities yields combined with a small increase in the cost of interest bearing funds. Loan yield was negatively impacted by soft loan demand while interest cost increased because of the success of a newly introduced Super Saver product.

Noninterest Income
Total noninterest income was $424 thousand for the quarter and $1.3 million for the first nine months, a 15.2% increase from the second quarter of 1997, and a 26.5% increase over the first nine months of 1997. There were no gains or losses on securities sales during the quarter compared to an $ 8 thousand gain in 1997. For the nine months ended September 30, 1998, securities gains totaled $8 thousand compared to a $17 thousand loss for the same period in 1997. Service charges on deposit accounts and other income increased $64 thousand for the quarter and $ 251 thousand for the first nine months, compared to 1997.

Noninterest Expense
Total noninterest expense increased $385 thousand or 22.3 % from $1.72 million for the third quarter of 1997 to $2.11 million for the same quarter in 1998, and $ 1.1 million or 20.9 % for the nine months ended September 30, 1998. Salary expense increased $205 thousand or 24.3% for the quarter vs. 1997, and $610 thousand or 24.8% compared to the first nine months of 1997, as the result of increases in salaries and benefits and increased staffing for new branches opened in Deltaville and Gloucester by Southside Bank in the fourth quarter of 1997 and second quarter of 1998. Merger expenses of $93 thousand were incurred in the first nine months of 1998 compared to no comparable expense in the first nine months of 1997. Advertising/ Marketing / Donations /Public Relations expense decreased $12 thousand for the quarter vs. same quarter of 1997, and increased $ 59 thousand or 38% for the first nine months of 1998 as compared to the same period in 1997. The year-to-date increase over 1997 was related to additional expenses associated with the opening of a new branch in Gloucester County, together with the early funding of budgeted expenses. Net occupancy expense increased $ 80 thousand or 27 % compared to the same quarter of 1997 and increased $134 thousand or 15.6 % from $857 thousand in the first nine months of 1997 to $991 thousand for the first nine months of 1998, again primarily impacted by the opening of the new Deltaville and Gloucester offices, and by depreciation expense related to investments in technology. All other noninterest expenses increased $112 thousand or 22 % to $ 621 thousand for the third quarter of 1998 from $509 thousand for the same period in 1997, primarily related to increased data processing expense to achieve future savings. For the nine month period ended September 30, 1998, all other expenses increased $173 thousand or 10.6% to $ 1.81 million from $ 1.64 million in 1997, again primarily related to data processing expenses incurred to achieve future savings.



Impact of the Year 2000 Issue

EVB and its subsidiary banks are dependent upon various hardware and software systems which may be impacted by the century date change. Each bank has completed an assessment of all possible systems which may be affected, including hardware, software, telecommunications, environmental systems and security systems. Based on the areas identified, the banks have prioritized the systems into three categories: mission critical, medium risk and low risk.

Mission critical applications have been certified as compliant by the specific vendors. The banks are currently testing these systems and project that the majority of testing will be completed by December 31, 1998. The banks have also received verification of compliance from vendors in the medium risk and low risk categories. All vendors are either compliant or have documented projects with completion dates prior to June 30, 1999.

As of September 30, 1998, EVB and its subsidiary banks have spent approximately $100,000 associated with Year 2000 compliance. These costs include testing, training, hardware and software replacement and upgrades. It is anticipated that another $75,000 will be expended to complete the Year 2000 changes and testing.

Management believes it has taken all reasonable steps to minimize the operational, regulatory and legal risks associated with the century date change. Large borrowers have been interviewed to determine applicable risks, and loan documentation has been amended to address Year 2000 issues. The Company has followed a recommended regulatory outline for this project, and is maintaining documentation to address any legal issues.

Each of the subsidiary banks has implemented a written contingency plan which addresses actions to be taken in the event of problems related to the Year 2000 date change issue. Management believes that the current staffing levels are sufficient to complete the project and to administer contingency plans if necessary.

ASSET QUALITY
Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.2 million at September 30, 1998, and $ 3.1 million at year end 1997, reflecting a 28.5 % decrease from 1997 year end. Nonperforming assets are composed largely of commercial real estate mortgage loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Nonperforming Assets
                                  September 30      December 31
                                     1998             1997
                                  ------------     -----------
Nonaccrual loans                   $   2,155       $   3,022
Restructured loans                         -               -
Other real estate owned                   68              86
                                     -------         -------
   Total nonperforming assets      $   2,223       $   3,108
                                  -----------      ----------
Loans past due 90 days and
   accruing interest               $   1,312       $     927
Nonperforming assets to total
   loans and other real estate          0.94%           1.36%
Allowance for loan losses to
   nonaccrual loans                   186.13%         127.99%
Allowance for loan losses to
   period end loans                     1.71%           1.70%


Total loan charge-offs, less recoveries, amounted to $ 93 thousand for the quarter and $211 thousand for the first nine months of 1998, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.16 % and 0.12 % for the three month and nine month periods ended September 30, 1998. This compares to 1997 full year charge-offs of $187 thousand or 0.09% of average loans.

Nonperforming loans at September 30, 1998 were $ 2.16 million, or 0.92 % of total loans, compared to $3.02 million or 1.31% at 1997 year end Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 1998, impaired loans totaled $ 284 thousand upon which an allowance is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 1998, was $ 7 thousand. The average balance of impaired loans for the first nine months of 1998 was $ 651 thousand. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $ 1.31 million at September 30, 1998, and $927 thousand at December 31, 1997.

The allowance for loan losses has increased to $ 4.01 million at September 30, 1998, as compared to $3.87 million at December 31, 1997. The allowance increased $ 143 thousand in the first nine months of 1998 as compared to $248 thousand for the first nine months of 1997. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.71 % at September 30, 1998, and 1.70% at year end 1997.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 1998 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At September 30, 1998, potential problem loans were approximately $ 1.45 million including 7 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $930 thousand.


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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at September 30, 1998 was $41.663 million, or 19.51% of risk-weighted assets, for Tier 1 capital and $44.30 million, or 20.90% for total risk based capital.

Tier 1 capital consists primarily of common shareholders' equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.


New Accounting Pronouncements

In June 1998, the FASB issued SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This pronouncement, effective for all fiscal quarters beginning after June 15, 1999, establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The standard also allows securities classified as Held-to-Maturity to be transferred to the Available-for-Sale category at the date of initial application of this standard. Management is currently reviewing this statement to determine the impact that it will have on the Company and whether early implementation in the fourth quarter of 1998 would be beneficial.

Inflation

In financial institutions, unlike most other industries, virtually all of the assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on a bank's performance than the effects of general levels of inflation. While interest rates are significantly impacted by inflation, neither the timing nor the magnitude of the changes are directly related to price level movements. The impact of inflation on interest rates, loan demand, and deposits are reflected in the consolidated financial statements.

Forward-Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although EVB believes that its expectations concerning certain statements that are not historical facts are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, these forward-looking statements are subject to uncertainties which could cause actual results to differ materially from historical results or those anticipated. Therefore readers are cautioned not to place undue reliance on forward-looking statements.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders  (not applicable)

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No. Exhibit Name
----------  ------------
      11    Statement re: Computation of Per Share Earnings - Included under
            Part I, Item I, Note 4 of this Form 10-Q.
      27    Financial Data Schedule - Included herein as Exhibit 27 on page XX


(b) No reports on Form 8-K were filed during the third quarter of 1998.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

--------------------------
/s/   Thomas M. Boyd, Jr.     President and Chief Executive Officer

--------------------------
/s/   Thomas E. Stephenson    Vice President, Chief Financial Officer


Date: October  26, 1998