Form 10-K
period 1998-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 1999-03-31
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR
     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from________ to_____________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $92,463,012.
The number of shares of the registrant's Common Stock outstanding as of March 12, 1999 was 5,136,834.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
Portions of the definitive Proxy Statement dated April 27,1999 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20,1999 are incorporated by reference into Part III.

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 1998

                                      INDEX

Part I

Item 1.     Business                                                     2

Item 2.     Properties                                                   2

Item 3.     Legal Proceedings                                            2

Item 4.     Submission of Matters to a Vote of Security Holders          3

Part II

Item 5.     Market for Registrants Common Stock and Related
               Stockholder Matters                                       3

Item 6.     Selected Financial Data                                      3

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       3
Item 7a.    Quantitative and Qualitative Disclosures
               About Market Risk                                         3

Item 8.     Financial Statements and Supplementary Data                  3

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                      3

Part III

Item 10.    Directors and Executive Officers of the Registrant           4

Item 11.    Executive Compensation                                       4

Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                            4

Item 13.    Certain Relationships and Related Transactions               4

Part IV
Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       5

Signatures                                                               6

                                     PART 1

Item 1.   Business


General

Eastern Virginia Bankshares, Inc. (the "Company" or "EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29,1997 as a bank holding company. On December 29, 1997, the effective date, Southside Bank (SSB) a state chartered nonmember bank and Bank of Northumberland, Inc., (BNI) a state chartered Federal Reserve member bank, the "Banks" , became wholly-owned subsidiaries of EVB. The consummation of the affiliation of the Banks was a result of a definitive agreement entered into on September 26, 1997. The Banks have retained their respective names, banking offices, executive officers and boards of directors. This form 10-K covers the first full year of operations for the period ended December 31, 1998 and pro forma combined operations of the subsidiary companies for periods prior to the actual consolidation

The remainder of the response to this Item is incorporated by reference to the information under the captions "To Our Stockholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of EVB's Annual Report to Shareholders.

Employees

As of December 31, 1998, the Company had no employees. The subsidiary banks employed 131 full-time equivalent employees. EVB's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company's employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.


Item 2. Properties



EVB, the parent company, did not own any property as of December 31, 1998. The Company's principal executive offices are located at 307 Church Lane, Tappahannock, Virginia 22560. The corporate office is also the headquarters of SSB and is adjacent to a 5,400 square foot SSB operations center. The two subsidiary banks own 12 full service branch buildings including the land on which 11 of those buildings are located. Northumberland and Middlesex Counties each are the home to three of the branches. Essex County which houses the corporate offices is home to two branches while Hanover County, King William County, Caroline County and Gloucester County each have one full service branch office. All properties are in good condition.


Item 3. Legal Proceedings


In the course of its operations, EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 1998, or subsequent thereto. The only litigation in which EVB and its subsidiaries, the Banks, are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of security holders during the fourth quarter of 1998.
                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters


The information titled "Common Stock Performance and Dividends" set forth on page 52 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.


Item 6. Selected Financial Data


The information set forth on page 2 of the 1999 Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The information set forth on pages 9-26 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk


The information set forth on pages 13-14 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 8.  Financial Statements and Supplementary Data


The following financial statements for the Company and independent auditors' report set forth on pages 27-44 of the 1997 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as Exhibit 13.4.

o     Balance Sheet as of December 31, 1998 and 1999

o     Income Statement for the three years ended December 31, 1999

o     Cash Flow Statement for the three years ended December 31, 1999

o Statement of Changes in Shareholders' Equity for the three years ended December 31, 1999

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

Executive Officers of the Registrant

Following are the persons who were the executive officers of EVB as of December 31, 1998, their ages as of December 31, 1998, their current titles and positions held during the last five years:

Robert L. Covington, 73, is the Chairman of the Board of Directors of EVB and has been Chairman of the Board of BNI since 1991.

F. L. Garrett, III, 59, is the Vice-Chairman of the Board of Directors of EVB and Chairman of the Board of SSB of which he has been a member since 1982. He is an oysterman and a realtor in Essex County, VA

Thomas M. Boyd, Jr. 59 is the President and Chief Executive Officer of EVB. Mr. Boyd has served as the President and Chief Executive Officer of SSB since 1982.

Lewis R. Reynolds 48 is the Executive Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of BNI since 1991.

Thomas E. Stephenson 44 is Chief Financial Officer of EVB. Mr. Stephenson has been Vice President and Chief Financial Officer of SSB since 1987.

Item 11.  Executive Compensation


The response to this Item is incorporated by reference to the information under the caption "Executive Compensation" on pages 3 and 4 of EVB's Proxy Statement for the 1999 annual meeting of shareholders .


Item 12.  Security Ownership of Certain Beneficial Owners and Management


The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 3 of EVB's Proxy Statement for the 1999 annual meeting of shareholders.


Item 13.  Certain Relationships and Related Transactions


The response to this Item is incorporated by reference to the information under the caption "Interest of Directors and Officers in Certain Transactions" on pages 4 and 5 of EVB's Proxy Statement for the 1999 annual meeting of shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statements and Auditors' Report


(a)   Financial Statements and Schedules
            The financial statements set forth under Item 8 of this report on Form 10-K are incorporated by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)   Reports on Form 8-K
            No reports on Form 8-K were filed during 1998.

(C)    Exhibit Listing

            Exhibit
            Number    Description
            -------   -----------
            3.1       Articles of Incorporation (No changes - Articles of
                      Incorporation filed with 1997 Form 10-K are incorporated
                      by reference)
            3.2       Bylaws (No Changes - Bylaws filed with 1997 Form 10-K are
                      incorporated by reference)
            10        Employment Contracts of Certain Officers and Directors is
                      incorporated by Reference to the information under the
                      caption "Employment Contracts" on page 4 of the Company's
                      Proxy Statement for the 1999 annual meeting of
                      shareholders.
            13        Annual Report for fiscal year ended 12/31/98
            21        Subsidiaries of the Registrant Incorporated by Reference
                      to page 31  of Annual Report
            27        Financial Data Schedule
            99        Proxy Statement

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 25, 1999.

Eastern Virginia Bankshares, Inc.

By    /s/Thomas E. Stephenson
      -----------------------
        Thomas E. Stephenson
Vice President, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 25, 1999.

      Signature                Title

/s/Robert L. Covington         Chairman of the Board of Directors
-----------------------
   Robert L. Covington

/s/ F. L. Garrett, III         Vice Chairman of the Board of Directors
-----------------------
    F. L. Garrett, III

/s/ Thomas M. Boyd, Jr.        President and Chief Executive Officer
------------------------          and Director
    Thomas M. Boyd, Jr.

/s/ Lewis R. Reynolds          Executive Vice President and Director
------------------------
    Lewis R. Reynolds

/s/ L. Edelyn Dawson, Jr.      Director and Secretary of the Board
-------------------------
    L. Edelyn Dawson, Jr.

/s/ Warren Haynie, Jr.         Director
-------------------------
    F. Warren Haynie, Jr.

/s/ W. Rand Cook               Director
-------------------------
    W. Rand Cook

/s/ Eric A. Johnson            Director
-------------------------
    Eric A. Johnson

/s/ William L. Lewis           Director
-------------------------
    William L. Lewis

/s/ Thomas E. Stephenson       Vice President, Chief Financial Officer
-------------------------         (Principal Financial and Accounting Officer)
    Thomas E. Stephenson