Form 10-Q
period 1999-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 1999-04-29
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 1999

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

The number of shares of the registrant's Common Stock outstanding as of April 26, 1999 was 5,116,034.

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999

Part I
------
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



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                          (Dollars in thousands)

                                                        March 31   December 31
                                                          1999        1998
                                                          ----        ----
ASSETS:
Cash and due from banks                                $  9,209      $ 10,864
Interest-bearing deposits, in other banks                     -             -
Federal funds sold                                        4,497        10,658
Securities available for sale at fair value              40,509        42,000
Securities held to maturity at amortized cost
  fair value of $41,566 and $40,308                      40,669        39,333
Loans, net                                              245,708       235,805
Deferred income taxes                                     1,057           953
Bank premises and equipment                               4,591         4,698
Accrued interest receivable                               2,390         2,423
Other real estate                                           243           267
Other assets                                                752           994
                                                       --------      --------
   Total assets                                        $349,625      $347,995
                                                       --------      --------


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Noninterest-bearing demand accounts                 $ 31,130      $ 33,216
   Savings accounts and interest bearing deposits       138,770       136,520
   Time deposits                                        133,847       134,594
                                                       --------      --------
     Total deposits                                     303,747       304,330
   Accrued interest payable                                 787           741
   Other liabilities                                      2,384           667
                                                        -------      --------
     Total liabilities                                  306,918       305,738

SHAREHOLDERS' EQUITY
   Common stock of $2 par value per share,
    authorized 50,000,000 shares, issued
    and outstanding 5,188,576 and 5,188,576
    respectively                                         10,262        10,286
   Surplus                                                3,544         3,729
   Retained earnings                                     28,738        27,877
   Accumulated other comprehensive income                   163           365
                                                        -------        ------
         Total shareholders' equity                      42,707        42,257

         Total liabilities and shareholders' equity    $349,625      $347,995
                                                       --------      --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             (Dollars in thousands except share amounts)


                                                     Three Months Ended
                                                          March 31
                                                       1999      1998
                                                       ----      ----
INTEREST INCOME:
   Loans                                             $ 5,404   $ 5,338
   Interest on investment securities:
     Taxable                                               -        73
     Tax exempt                                          481       447
   Interest on securities available for sale:
     Taxable                                             638       568
     Tax exempt                                            -         -
     Dividends                                            14        13
   Interest on federal funds sold                        104       103
   Interest on deposits in other banks                     -         2
                                                      ------    ------
       Total interest income                           6,641     6,544


INTEREST EXPENSE
   Deposits                                            2,858     2,870
   Short-term borrowings                                   -         -
                                                      ------     -----
       Total interest expense                          2,858     2,870
                                                      ------     -----
       Net interest income                             3,783     3,674

PROVISION FOR LOAN LOSSES                                114       123
                                                      ------     -----
       Net interest income after provision for         3,669     3,551
         loan losses
OTHER INCOME
   Service charges on deposit accounts                   315       315
   Gain (loss) on sale of available for sale
     securities                                            -         8
   Other operating income                                 98       123
                                                      ------     -----
                                                         413       446


OTHER EXPENSES
   Salaries and benefits                               1,136       917
   Net occupancy expense of premises                     345       300
   Other operating expenses                              629       705
                                                      ------     -----
                                                       2,110     1,922
                                                      ------     -----
     Income before income taxes                        1,972     2,075
INCOME TAX EXPENSE                                       494       502
                                                      ------     -----
       Net income                                    $ 1,478   $ 1,573
                                                      ------     -----

Earnings Per Share, basic and assuming dilution        $0.29     $0.30

Dividends per share                                    $0.12     $0.11

SEE NOTES TO FINANCIAL STATEMENTS



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                         (Dollars in thousands)



                                                                      Three Months Ended
                                                                  March 31          March 31
                                                                    1999             1998
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $ 1,478          $ 1,573
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     213              135
     Provision for loan losses                                         114              123
     Losses (gains) realized on available for sale securities            -               (8)
     Accretion and amortization, net                                     7                -
     (Increase) decrease in other assets                               170              275
     Increase (decrease) in other liabilities                        1,762              291
                                                                   -------          -------
Net cash provided by operating activities                            3,744            2,389


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities, calls, paydowns and sales
     of available for sale securities                                2,544            4,858
   Purchase of securities available for sale                        (1,364)          (1,156)
   Proceeds from maturities of investment securities                 1,191            1,360
   Purchase of investment securities                                (2,538)            (453)
   Net (increase) decrease in loans                                 (9,903)          (3,267)
   Purchases of bank premises and equipment                           (106)            (309)
   Proceeds from sale of OREO                                           25                -
                                                                    ------           ------
Net cash (used in) investing activities                            (10,151)           1,033


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest bearing and interest bearing
     demand deposits and savings accounts                              164            4,747
   Net increase (decrease) in certificates of deposit                 (747)           2,610
   Proceeds from sale of common stock                                    -                -
   Acquisition of common stock                                        (209)               -
   Dividends declared                                                 (617)            (571)
   Decrease in other short-term borrowings                               -              (56)
                                                                    ------           ------
Net cash provided by financing activities                           (1,409)           6,730
                                                                    ------           ------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (7,816)          10,152
   CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                            21,522           11,961
                                                                    ------           ------

     END OF PERIOD                                                 $13,706          $22,113
                                                                   -------          -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                      -
   Cash paid for:
     Interest on deposits and other borrowings                     $ 2,812          $ 2,870
     Income taxes                                                  $     -          $   502



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                                             EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                        (Dollars in thousands)
                                                                                           ACCUMULATED
                                                                                              OTHER
                                                            COMPREHENSIVE    RETAINED      COMPREHENSIVE    COMMON      CAPITAL
                                               TOTAL           INCOME        EARNINGS        INCOME          STOCK      SURPLUS
                                               -----        -------------    --------      -------------    ------      -------
Balances - January 1, 1998                    $39,265                        $  28,535      $      132     $ 10,377     $   221
Comprehensive income:
  Net income                                    1,573            1,573           1,573

  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
     available for sale:
     Unrealized holding gain/(loss) arising
       during the period                          (19)             (19)
     Less: reclassification adjustment              8                8
                                               ------           ------
  Other comprehensive income, net of tax          (11)             (11)
                                               ------           ------
  Total comprehensive income                    1,562            1,562
Shares purchased and retired
Dividends declared                               (571)                             (571)
                                               ------           ------
BALANCES-MARCH 31, 1998                       $40,047                         $  29,537            132      $ 10,353    $    36
                                               ------                         ---------       --------      ---------   -------

Balances - January 1, 1999                    $42,257                         $  27,877       $    365      $ 10,286    $ 3,729


Comprehensive income:
  Net income                                    1,478            1,478            1,478

  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
       available for sale:
     Unrealized holding gain/(loss) arising
       during the period                         (202)                                            (202)
     Less: reclassification adjustment              -                                                -
                                               ------                                         --------
  Other comprehensive income, net of tax         (202)               -                            (202)
                                               ------         --------
  Total comprehensive income                                  $  1,478
                                                              --------
Shares purchased and retired                     (209)                                                           (24)      (185)
Dividends declared                               (617)                             (617)             -             -          -
                                              -------                          --------       --------       -------    -------
BALANCES-MARCH 31, 1999                       $42,707                         $  28,738      $     163      $ 10,262    $ 3,544
                                              -------                          --------       --------       -------    -------


PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 1999, the Consolidated Statements of Income for the three-month periods ended March 31, 1999, and March 31, 1998, the Consolidated Statement of Cash Flows for the three-month periods ended March 31,1999, and March 31, 1998, and the Consolidated Statement of Changes in Shareholders' Equity for the three-month periods ended March 31, 1999, and March 31, 1998, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1999. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1998.

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

3. The results of operations for the three-month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

4. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 5,138,824 and 5,188,576 for the three months ended March 31, 1999 and 1998.

5. EVB's amortized cost and estimated fair values of securities at March 31, 1999 are as follows:
                        (in thousands)



                                                                    March 31, 1999
                                                                    --------------
                                                                Gross              Gross            Estimated
                                          Amortized           Unrealized         Unrealized           Fair
                                            Cost                 Gains           (Losses)            Value
                                            ----                 -----           --------           ---------
  Available for Sale:
   U.S. Government obligations            $ 9,566              $  127             $  10              $ 9,683
   Obligations of U.S. Government
     agencies                              22,884                 150               148               22,886
   Obligations of state/political
     subdivisions                           4,589                 137                 6                4,720
   Other securities                         3,223                   8                10                3,221
                                          -------              ------             -----              -------
                                           40,262                 422               174               40,510

Held to Maturity:
   Obligations of state/political
   subdivisions                            40,668               1,038               140               41,566
                                          -------              ------            ------               ------
         Total                            $80,930              $1,460             $ 314              $82,076
                                          -------              ------            ------               ------






NOTE 6.  EVB'S LOAN PORTFOLIO IS COMPOSED OF THE FOLLOWING:

                       (in thousands)


                                                 March 31     December 31
                                                     1999            1998
                                                     ----            ----

Real estate - construction                      $   5,938       $   6,096
Real estate - mortgage                            135,703         130,856
Commercial real estate                             27,202          23,114
Commercial, industrial and
   agricultural loans                              30,854          30,649
Installment loans to
individuals                                        52,625          51,481
All other loans                                     1,001             961
                                                   ------          ------
 Total loans                                      253,323         243,157
Less unearned income                               (3,656)         (3,493)
Less allowance for loan losses                     (3,959)         (3,860)
                                                  -------         -------
 Total net loans                               $  245,708       $ 235,804
                                                  -------         -------



EVB has $2.0 million in non-performing loans at March 31, 1999.

NOTE 7.  ALLOWANCE FOR LOAN LOSSES


                                    March 31                 December 31
                                        1999                        1998
                                    --------                 -----------
Balance January 1                   $ 3,860                      $ 3,868
Provision charged against income        114                          449
Recoveries of loans charged off          87                          210
Loans charged off                      (102)                        (667)
                                    -------                      -------
Balance at end of period            $ 3,959                      $ 3,860
                                    -------                      -------


NOTE 8.  ACCOUNTING RULE CHANGES
There were no new Financial Accounting Standards Board promulgations in the first quarter of 1999 that will impact Eastern Virginia Bankshares, Inc.


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

OVERVIEW AND FINANCIAL CONDITION

On December 29, 1997, EVB brought together into one holding company two independent community banks, Southside Bank and Bank of Northumberland, Inc. Total assets on March 31, 1999 were $349.6 million, up $ 1.6 million or 0.5% from $ 348.0 million at December 31, 1998. For the first three months of 1998, total assets averaged $348.4 million, 6.5 % above the first three months of 1998 average of $327.0 million.

Total loans, net of unearned income, amounted to $249.7 million at March 31, 1999, an increase of $ 10.0 million or 4.2 % from $ 239.7 million at December 31, 1998. At March 31, 1999, total loans, net of unearned income and allowance for loan losses, were $245.7 million. Net loans as a percent of total assets were 70.3% at March 31, 1999, as compared to 67.8% at December 31, 1998. Net loan volume for the first three months of 1999 was $ 9.9 million as compared to

$ 3.3 million for the first three months of 1998. Increased loan growth in 1999 versus 1998 is related primarily to strong consumer demand for the Company's long-term, fixed rate mortgage product introduced in the third quarter of 1998. Also the Company has three branches still in start up mode, with one of those in an area of very high residential growth, resulting in high construction loan demand.

On March 31, 1999, the securities portfolio totaled $ 81.2 million, which was $155 thousand or 0.2 % less than at December 31, 1998. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $4.5 million on March 31, 1999, $ 6.2 million or
42.2 % less than the $10.7 million outstanding at December 31, 1998. This decrease in Federal Funds Sold is primarily the result of strong loan demand at a time when the deposit base was basically flat.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at March 31, 1999, was $40.5 million as compared to $42.0 million at year end 1998. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was $ 163 thousand at March 31, 1999, a decrease of $ 202 thousand from 1998 year end. This $202 thousand decrease in the unrealized gain on AFS securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits of $303.7 million at quarter end represented a decrease of $ 583 thousand or 0.2 % from $304.3 million at December 31, 1998. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. The quarter reflected an intentional decrease in brokered deposits as part of the Company's managed deposit growth policy to enhance its loan to deposit ratio.


RESULTS OF OPERATIONS
Eastern Virginia Bankshares, Inc. reported lower earnings for the first quarter of 1999. Net income for the quarter was $ 1.47 million, a decrease of $ 95 thousand from first quarter 1998 earnings of $1.57 million. Net income for the first quarter was negatively impacted by decreasing net interest margin, a salary and benefit expense increase of $89 thousand and differences in the timing of expense recognition compared to 1998 by $51 thousand. The yield on earning assets was 8.21% for the quarter, as compared to 8.65% for the same period in 1998. The cost of interest bearing liabilities for the three month period ended March 31, 1999 was 4.21% as compared to 4.51% for the comparable period in 1998. Return on average assets was 1.70% for the quarter, compared with 1.93% for the same period in 1998, but reflected an improvement from 1.66% for the year ended December 31, 1998. EVB's return on average equity was 13.91% for the quarter, compared to 15.82% for the same period in 1998, yet again was an improvement over the 13.56% for the full year 1998.

NET INTEREST INCOME
Net interest income totaled $ 3.8 million for the quarter, a $ 109 thousand increase over the Company's performance for the first quarter of 1998. The net interest margin for the three month period ended March 31, 1999 was 4.78%, compared to 4.97% for the comparable period in the prior year.. The deterioration in net interest margin results from a 44 basis point decrease in yield on average earning assets which is only partially offset by a 30 basis point decrease in the cost of interest bearing funds. Loan yield was negatively impacted industry trends that have reflected larger decreases in loan yields than in deposit rates.

NONINTEREST INCOME
Total noninterest income was $413 thousand for the quarter, a 7.5% decrease from the first quarter 1998 noninterest income of $446 thousand. There were no gains or losses on securities sales during the quarter compared to an $ 8 thousand gain in 1998. Service charges on deposit accounts of $315 thousand were flat compared to 1998 as the Company experienced the results of its 1998 implementation of an automatic overdraft protection plan. Other miscellaneous operating income decreased $25 thousand from $123 thousand to $98 thousand.

NONINTEREST EXPENSE
Total noninterest expense increased $188 thousand or 9.8 % from $1.92 million for the first quarter of 1998 to $2.11 million in 1999. Salary expense increased $219 thousand or 23.9% for the quarter vs. 1998, as the result of increases in salaries and benefits, increased staffing for a new branch opened in Gloucester by Southside Bank in the second quarter of 1998, and a timing difference of $51 thousand related to anticipated incentive compensation for one of the subsidiary banks. Net occupancy expense increased $45 thousand or 15.1 % compared to the same quarter of 1998 to $345 thousand for the first quarter of 1999, again primarily impacted by the opening of the new Gloucester office, and by depreciation expense related to investments in technology. All other noninterest expenses decreased $77 thousand or 10.9% to $ 629 thousand for the first quarter of 1999 from $705 thousand for the same period in 1998, primarily related to a $93 thousand merger expense charge in 1998 that was nonrecurring.

IMPACT OF THE YEAR 2000 ISSUE

THE PROBLEM
The Year 2000 issue (Y2K) involves the risk that computer programs and computer systems may not be able to perform without interruption into the new millennium. On older computers, memory and storage space were limited and expensive. In many cases, only the last two digits of the year (99) were used, with the century
(19) being implied. At the turn of the century, some computers may recognize the year "00" as 1900 instead of 2000, causing problems ranging from minor inaccuracies to systems failures. EVB is committed to achieving Year 2000 readiness well in advance of the millennium change. It is EVB's goal to continue to deliver uninterrupted and unparalleled service into the 21st century and beyond.

EVB and its subsidiary banks are dependent upon various hardware and software systems which may be impacted by this century date change. In 1997, the Corporation initiated a review and assessment of all possible systems which may be affected, including hardware, software, telecommunications, environmental systems and security systems. Based on this assessment the Corporation believes that its mission-critical hardware and software are currently Y2K compliant. However testing is required to confirm this. Testing began in early 1998 and will continue through the second quarter of 1999. For some systems, the Corporation determined that replacement or modification of certain pieces of hardware would be required for systems to function properly in the year 2000. A new mainframe computer was installed in the third quarter of 1998, and provisions have been made for other equipment that has been determined not to be year 2000 compliant.

YEAR 2000 PROJECT PHASES
In 1997, EVB developed a comprehensive five step plan to prepare for the millennium change as outlined below: PHASE I - ORGANIZATIONAL AWARENESS - Management determined that the strategic importance of Year 2000 as a business objective must be understood by the Board of Directors, senior management, officers and employees of all affiliates.

PHASE II - ASSESSING ACTIONS AND DEVELOPING DETAILED PLANS - Management created a detailed inventory of centralized and decentralized software, hardware, and networks as well as equipment that might contain embedded computer chips, and logic. This inventory went beyond the obvious business computer processing systems to also include HVAC systems, vaults, and security equipment.

PHASE III - RENOVATING SYSTEMS, APPLICATIONS, AND EQUIPMENT - In this phase, the necessary upgrading of hardware and operating systems takes place. In addition, the contingency plans are developed identifying alternative approaches if renovations of current software, hardware and equipment should fail to adequately correct any deficiencies.

PHASE IV - VALIDATING RENOVATED SYSTEMS THROUGH TESTING - In this phase EVB has developed and coordinated detailed test schedules with correspondents and vendors to ensure Year 2000 preparedness.

PHASE V - IMPLEMENTATION - Implementation requires careful planning to ensure that interrelated applications are coordinated as to when they go into production. This phase also includes monitoring of systems throughout 1999 and into 2000 to ensure date functions and interdependencies work properly.

MISSION CRITICAL SYSTEM TESTING
Based on the areas identified, the banks have prioritized the systems into three categories: mission critical, medium risk and low risk. Mission critical applications have been certified as compliant by the specific vendors. The banks are currently testing these systems and project that the majority of testing will be completed by early second quarter 1999. An FDIC review of the vendor that provides our primary hardware and software has been completed and the vendor's performance was rated as completely satisfactory. Additionally we have completed proxy testing of these same systems. The banks have also received verification of compliance from vendors in the medium risk and low risk categories. All vendors are either compliant or have documented projects with completion dates prior to June 30, 1999. Corporate management has been working steadily on all related aspects of business that could be affected, and EVB has been scrutinized by regulatory authorities to ensure that it is proceeding with a prudent plan of action for year 2000 readiness and keeping its customers informed.

As of March 31, 1999, EVB and its subsidiary banks have spent approximately $125,000 associated with Year 2000 compliance. These costs include testing, training, hardware and software replacement and upgrades. It is anticipated that another $50,000 will be expended to complete the Year 2000 changes and testing. EVB estimates that 1999 year to date cost of addressing this Y2K issue was approximately 1.7% of first quarter earnings (or 0.007% of assets) which was immaterial when considering the size of the Corporation. Year 2000 issue costs for the remainder of 1999 and 2000 are also expected to be immaterial. The projections of total costs of EVB's Year 2000 project and the expected completion dates are based on EVB's best estimates, which are necessarily based in part on assumptions of future events including the availability of adequate resources and completion of third party modification plans.

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

CONTINGENCY PLANS
Simultaneous with its continued testing of mission critical systems, EVB is preparing alternate solutions through a business resumption contingency plan to mitigate potential risks on January 1, 2000. This contingency plan is being developed for all core business functions and their supporting information technology systems and will include trigger dates for implementation of alternative solutions. Core business risks are being prioritized based upon greatest risk to the Corporation. Contingency plans will identify financial and human resources necessary for their execution.

The risk of failure is not limited to internal technology systems. The Corporation depends on data provided by its business partners, correspondent banks, Federal Reserve Bank and other third parties. EVB also depends on vendors from which telecommunications, software, and other services are provided. Finally, EVB depends on services provided by the public infrastructure including power, voice and data communications, water, and transportation. EVB's contingency plan will address these concerns to ensure that the Corporation can operate at an acceptable level should infrastructure problems occur.

WORST-CASE YEAR 2000 SCENARIO
Until the Year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problems related to Year 2000. The Corporation could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Corporation's business, results of operations and financial position could be materially adversely affected. The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues.

While the Corporation has no reason to conclude that a failure will occur, the most likely worst-case Y2K scenarios entail those items over which EVB has absolutely no control, (1) the unpredictable actions of irrational public demand even if the Y2K computer issue presents no problems, and (2) a scenario where a disruption or failure of the Corporation's power suppliers or voice and data transmission suppliers impacts the Corporation, its customers, vendors and the public infrastructure. If such public reaction or a failure were to occur, the Corporation would implement a contingency plan. While it is impossible to quantify the impact of such scenarios, the most reasonably likely worst-case scenario would entail liquidity issues related to increased customer withdrawals or the diminishment of service levels, resulting in customer inconvenience, and additional costs associated with the implementation of contingency plans.

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third-party vendors and other factors. However there can be no guarantee that these estimates will be achieved, and actual results could differ materially from the Corporation's current estimates. The inability to control the actions and plans of vendors and suppliers, customers, government entities, and other third parties with respect to Year 2000 issues are associated risks. Specific factors that might cause such material differences include, but are not limited to: results of Year 2000 testing; adequate resolution of Year 2000 issues by governmental agencies, businesses or other third parties that are service providers; borrowers or customers of the Corporation; the adequacy of and ability to implement contingency plans; and similar uncertainties. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events.

The foregoing Year 2000 discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.


ASSET QUALITY
Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.2 million at March 31, 1999, compared to $1.9 million at year end 1998, reflecting an 18.2 % increase from 1998 year end. Although the first quarter of 1999 saw an increase in nonperforming assets, the total of such assets is still close to a six year historical low as a percentage of total loans and foreclosed property. Nonperforming assets are composed largely of commercial real estate mortgage loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

NONPERFORMING ASSETS
                                         MARCH 31    DECEMBER 31
                                         --------    -----------
                                           1999          1998
                                           ----          ----
Nonaccrual loans                       $   1,995      $   1,626
Restructured loans                             -              -
Other real estate owned                      243            268
                                       ---------      ---------
   Total nonperforming assets          $   2,238      $   1,894
                                       ---------      ---------
Loans past due 90 days and
   accruing interest                   $   1,537      $   1,190
Nonperforming assets to total loans
   and other real estate                    0.90%          0.79%
Allowance for loan losses to
   nonaccrual loans                       198.50%        237.39%
Allowance for loan losses to
   period end loans                         1.59%          1.61%


Total loan charge-offs, less recoveries, amounted to $ 14 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.02 %. This compares to 1998 full year charge-offs of $457 thousand or 0.20% of average loans.

Nonperforming loans at March 31, 1999 were $ 2.0 million, or 0.80 % of total loans, compared to $1.6 million or 0.79% at 1998 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 1999, impaired loans totaled $4 thousand upon which an allowance is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of March 31, 1999, was $ 1 thousand. The average balance of impaired loans for the first three months of 1998 was $9 thousand. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $ 1.54 million at March 31, 1999, and $1.19 million at December 31, 1998.

The allowance for loan losses has increased to $3.96 million at March 31, 1999, as compared to $3.86 million at December 31, 1998. The allowance increased $ 100 thousand in the first three months of 1999 as compared to $33 thousand for the first three months of 1997. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.59 % at March 31, 1999, and 1.61% at year end 1998.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 1999 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 1999, potential problem loans were approximately $ 1.25 million including 6 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $761 thousand.


LIQUIDITY

Liquidity represents the Company's ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB's subsidiary banks maintain borrowing arrangements with major regional banks, the Federal Reserve Bank and with the Federal Home Loan Bank. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at March 31, 1999 was $42.54 million, or 19.12% of risk-weighted assets, for Tier 1 capital and $45.34 million, or 20.37% for total risk based capital.

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

There have been no material changes in market risk since 1998 year end.

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

ITEM 2. CHANGES IN SECURITIES   (not applicable)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES   (not applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  (not applicable)

ITEM 5. OTHER INFORMATION   (not applicable)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Exhibit Name
-----------    -----------------------------------------------------------------
        11     Statement re: Computation of Per Share Earnings - Included under
                Part I, Item I, Note 4 of this Form 10-Q.
        27     Financial Data Schedule  -  Included herein as Exhibit 27 on page 14


(b) No reports on Form 8-K were filed during the first quarter of 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

-----------------------------
/s/     Thomas M. Boyd, Jr.  President and Chief Executive Officer

-----------------------------
/s/     Thomas E. Stephenson Vice President, Chief Financial Officer


Date:   April 27, 1999