Form 10-Q
period 1999-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 1999-08-12
CIK 1047170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1999

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


The number of shares of the registrant's Common Stock outstanding as of July 26, 1999 was 5,097,034.

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999

Part I
------
Item 1.  Financial Statements                                                2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Part II
Item 1.  Legal Proceedings                                                  13
Item 2.  Changes in Securities                                              13
Item 3.  Defaults Upon Senior Securities                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                14
Item 5.  Other Information                                                  14
Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                   Eastern Virginia Bankshares, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)


                                                                   June 30       December 31
                                                                      1999            1998
                                                                   -------       -----------
Assets:
Cash and due from banks                                           $    9,754        $   10,864
Federal funds sold                                                     9,036            10,658
Securities available for sale at fair value                           37,210            42,000
Securities held to maturity at amortized cost
  fair value of $40,201 and $40,308                                   40,026            39,333
Loans, net of unearned income                                        259,336           239,665
  Allowance for loan losses                                           (4,028)           (3,860)
                                                                    --------          ---------

     Net loans                                                       255,308           235,805
Deferred income taxes                                                  1,206               953
Bank premises and equipment                                            4,663             4,698
Accrued interest receivable                                            2,482             2,423
Other real estate                                                        338               267
Other assets                                                             718               994
                                                                    --------          ---------
   Total assets                                                   $  360,741        $  347,995
                                                                    --------          ---------
Liabilities and Shareholders' Equity
Liabilities
   Noninterest-bearing demand accounts                            $   34,299        $   33,216
   Savings accounts and interest bearing deposits                    136,396           136,520
   Time deposits                                                     139,612           134,594
                                                                    --------          ---------
     Total deposits                                                  310,307           304,330
   Federal funds purchased                                             1,700                 -
    Long-term debt                                                     3,000                 -
    Accrued interest payable                                             775               741
     Other liabilities                                                 2,195               667
                                                                    --------          ---------
      Total liabilities                                              317,977           305,738
Shareholders' Equity
   Common stock of $2 par value per share, authorized
     50,000,000 shares, issued and outstanding
     5,097,034 and 5,142,834 respectively                             10,194            10,286
   Surplus                                                             3,031             3,729
    Retained earnings                                                 29,664            27,877
   Accumulated other comprehensive income                               (125)              365
                                                                     --------         ---------
       Total shareholders' equity                                     42,764            42,257

       Total liabilities and shareholders' equity                 $  360,741        $  347,995
                                                                    ---------         ---------


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                   (Dollars in thousands except share amounts)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30                    June 30
                                                                      1999         1998         1999         1998
                                                                      ----         ----         ----         ----
Interest Income:
   Loans                                                             $ 5,620      $ 5,289      $ 11,024    $ 10,627
   Interest on investment securities:
     Taxable                                                               -           73             -         142
     Tax exempt                                                          482          447           963         898
   Interest on securities available for sale:
     Taxable                                                             607          526         1,245       1,095
     Dividends                                                            17           18            31          31
   Interest on federal funds sold                                         61          237           165         341
   Interest on deposits in other banks                                     -            1             -           3
                                                                     --------     --------      --------    --------
       Total interest income                                           6,787        6,591        13,428      13,137


Interest Expense
   Deposits                                                            2,842        2,960         5,700       5,830
   Borrowings                                                             24            -            24           -
                                                                     -------      --------      --------    --------
       Total interest expense                                          2,866        2,960         5,724       5,830
                                                                     -------      --------      --------    --------
       Net interest income                                             3,921        3,631         7,704       7,307
Provision for loan losses                                                114          115           228         238
                                                                     -------      --------      --------    --------
       Net interest income after provision for loan losses           $ 3,807      $ 3,516       $ 7,476     $ 7,069
Other income
   Service charges on deposit accounts                                   346          379           661         678
   Gain (loss) on sale of available for sale securities                  (44)           -           (44)          8
   Other operating income                                                101          152           199         206
                                                                     --------     --------      --------    --------
                                                                         403          531           816         892
                                                                     --------     --------      --------    --------
Other Expenses
   Salaries and benefits                                               1,164        1,100         2,300       2,018
   Net occupancy expense of premises                                     300          316           644         615
   Other operating expenses                                              645          732         1,274       1,437
                                                                     --------     --------      --------    --------
                                                                       2,109        2,148         4,218       4,070
                                                                     --------     --------      --------    --------
     Income before income taxes                                        2,101        1,815         4,074       3,891
Income Tax Expense                                                       563          476         1,057         978
                                                                     --------     --------      --------    --------
     Net income                                                      $ 1,538      $ 1,339       $ 3,017     $ 2,913
                                                                     --------     --------      --------    --------

Earnings Per Share, basic and assuming dilution                      $  0.30      $  0.26       $  0.59     $  0.56
Dividends per share                                                  $  0.12      $  0.11       $  0.24     $  0.22




See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                 June 30     June 30
                                                                                    1999        1998
                                                                                 -------     -------
Cash Flows from Operating Activities
   Net income                                                                    $ 3,017      $ 2,913
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   407          300
     Provision for loan losses                                                       228          238
     Losses (gains) realized on available for sale securities                         44           (8)
     (Increase) decrease in other assets                                            (107)         185
     Increase (decrease) in other liabilities                                      1,562         (502)
                                                                                 --------     --------
Net cash provided by operating activities                                          5,151        3,126

Cash Flows from Investing Activities
   Proceeds from maturities, calls, paydowns and sales
     of available for sale securities                                              5,688        9,926
   Purchase of securities available for sale                                      (1,587)     (15,102)
   Proceeds from maturities of investment securities                               2,366        2,829
   Purchase of investment securities                                              (2,955)      (3,364)
   (Purchase) sale of FHLB and Federal Reserve Bank stock                           (108)         (66)
   Net (increase) decrease in loans                                              (19,671)      (3,062)
   Purchases of bank premises and equipment                                         (273)        (852)
   Proceeds from sale of OREO                                                          -           43
                                                                                 --------     --------
Net cash (used in) investing activities                                          (16,540)      (9,648)

Cash Flows from Financing Activities
   Net increase in noninterest bearing and interest bearing
     demand deposits and savings accounts                                            959       14,798
    Net increase in certificates of deposit                                        5,018       (4,155)
   Proceeds from sale of common stock                                                  -            -
   Acquisition of common stock                                                      (790)           -
   Dividends declared                                                             (1,230)      (1,140)
   Increase (decrease) in borrowings                                               4,700         (244)
                                                                                 --------     ---------
Net cash provided by financing activities                                          8,657        9,259
                                                                                 --------     ---------
   Increase (decrease) in cash and cash equivalents                               (2,732)       2,737
   Cash and cash equivalents
     Beginning of period                                                          21,522       11,961
                                                                                 --------     --------
     End of period                                                               $18,790      $14,698
                                                                                 --------     --------
Supplemental Disclosures of Cash Flow Information
   Cash paid for:
     Interest on deposits and other borrowings                                   $ 5,724      $ 5,830
     Income taxes                                                                $   759      $   978


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
           Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                   For the Six Months Ended June 30, 1999 and 1998
                             (Dollars in thousands)


                                                                                                  Accumulated
                                                                                                      Other
                                                                      Comprehensive   Retained    Comprehensive  Common    Capital
                                                             Total        Income      Earnings       Income       Stock    Surplus
                                                             -----    -------------   --------    -------------  ------    -------
Balances - January 1, 1998                                  $39,265                   $ 28,535    $    132       $10,377   $   221
Comprehensive income:
 Net income                                                   2,913    $    2,913        2,913
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during
     the period                                                  35            35
     Less: reclassification adjustment                            8             8
                                                             -------   -----------
  Other comprehensive income, net of tax                         27            27                       27
                                                             -------   -----------
  Total comprehensive income                                  2,940    $    2,940
                                                                       -----------
Shares purchased and retired                                    -27                                                  -27
Dividends declared                                           (1,140)                    (1,140)
                                                             -------                    -------
Balances-June 30, 1998                                      $41,038                   $ 30,308    $    159      $ 10,350   $   221
                                                            --------                  ---------   --------      --------   -------


Balances - January 1, 1999                                  $42,257                   $ 27,877    $    365      $ 10,286   $ 3,729


Comprehensive income:
 Net income                                                   3,017    $    3,017        3,017

 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during
    the period                                                 (534)         (534)
    Less: reclassification adjustment                           (44)          (44)
                                                            --------   -----------
   Other comprehensive income, net of tax                      (490)         (490)                    (490)
                                                            --------   -----------
  Total comprehensive income                                  2,527    $    2,527
                                                                       -----------
Shares purchased and retired                                   (790)                                                 (92)     (698)
Dividends declared                                           (1,230)                    (1,230)
                                                            --------                   ---------
Balances-June 30, 1999                                      $42,764                   $ 29,664    $   (125)     $ 10,194   $ 3,031
                                                            --------                   ---------  ---------     --------   --------

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Income for the three-month and six month periods ended June 30, 1999, and June 30, 1998, the Consolidated Statement of Cash Flows for the six-month periods ended June 30,1999, and June 30, 1998, and the Consolidated Statement of Changes in Shareholders' Equity for the six-month periods ended June 30, 1999, and June 30, 1998, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1999. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1998.

2. The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc ("EVB" or "the corporation") and its subsidiaries Southside Bank and Bank of Northumberland, Inc., with all significant intercompany transactions and accounts being eliminated in consolidation.

3. During the three months ended June 30, 1999, the corporation repurchased 34,000 shares of its common stock in both privately negotiated and market transactions at an average price of $17.1085 per share. This share repurchase plan announced in November, 1998, follows the repurchase of 11,800 shares in the first quarter of 1999 at an average price of $17.6890 per share.

4. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 5,113,112 and 5,188,424 for the three month periods ended June 30, 1999 and 1998, and were 5,125,968 and 5,188,500 for the six month periods ended June 30, 1999 and 1998.

6. EVB's amortized cost and estimated fair values of securities at June 30, 1999 are as follows:
                                 (in thousands)


                                                                  Gross        Gross      Estimated
                                                    Amortized   Unrealized   Unrealized      Fair
                                                      Cost        Gains       (Losses)      Value
                                                    ---------   ----------   ----------   ---------
Available for Sale:
   U.S. Government obligations                       $ 9,308     $   52        $  28      $ 9,332
   Obligations of U.S. Government agencies            20,151        152          302       20,001
   Obligations of state/political subdivisions         4,919         26           51        4,894
   Other securities                                    3,022          3           42        2,983
                                                     --------    -------       ------     --------
                                                      37,400        233          423       37,210


Held to Maturity:
   Obligations of state/political subdivisions        40,026        568          393       40,201
                                                     --------    -------       ------     --------
         Total                                      $ 77,426     $  801        $ 816      $77,411
                                                     --------    -------       ------     --------

Note 7.  EVB's loan portfolio is composed of the following:
                          (in thousands)

                                                  June 30       December 31
                                                     1999              1998
                                                     ----              ----
Real estate - construction                     $   4,380        $   6,096
Real estate - mortgage                           146,537          130,856
Commercial real estate                            29,291           23,114
Commercial, industrial and
   agricultural loans                             28,203           30,649
Installment loans to individuals                  53,190           51,481
All other loans                                    1,401              961
                                               ----------       ----------
   Total loans                                   263,002          243,157
Less unearned income                              (3,666)          (3,493)
Less allowance for loan losses                    (4,028)          (3,860)
                                               ----------       ----------
   Total net loans                            $  255,308        $ 235,804
                                               ----------       ----------


EVB has $2.06 million in non-performing loans at June 30, 1999.

Note 8.  Allowance for Loan Losses
                                              June 30           December 31
                                                 1999                  1998
                                              -------           -----------
Balance January 1                             $ 3,860            $  3,868
Provision charged against income                  228                 449
Recoveries of loans charged off                   155                 210
Loans charged off                                (215)               (667)
                                              --------          -----------
Balance at end of period                      $ 4,028            $  3,860
                                              --------          -----------

Note 9.  Accounting Rule Changes
There were no new Financial Accounting Standards Board promulgations in the second quarter of 1999 that will impact Eastern Virginia Bankshares, Inc.

PART 1 - FINANCIAL INFORMATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. ("EVB" or "the Corporation"). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

OVERVIEW AND FINANCIAL CONDITION
Net income for the second quarter of 1999 increased 15% from the same period in 1998, fueled by continued strong loan growth. Total loans, net of unearned income, amounted to $259.34 million at June 30, 1999, an increase of $ 19.7 million or 8.2 % from $ 239.7 million at December 31, 1998. Net loans as a percent of total assets were 70.8% at June 30, 1999, as compared to 67.8% at December 31, 1998. Net loan volume for the first six months of 1999 was $ 19.5 million as compared to $ 3.1 million for the first six months of 1998. Increased loan growth in 1999 versus 1998 is related primarily to strong consumer demand for the Company's long-term, fixed rate mortgage product introduced in the third quarter of 1998. On June 30, 1999, the securities portfolio totaled $ 77.2 million, which was $4.1 million or 5 % less than at December 31, 1998. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $9 million on March 31, 1999, $
1.6 million or 15.2 % less than the $10.7 million outstanding at December 31, 1998. This decrease in Federal Funds Sold is primarily the result of strong loan demand at a time when the deposit base was growing at a slower pace During the second quarter of 1999, the corporation executed a $ 3 million loan with the Federal Home Loan Bank of Atlanta, using the proceeds to fund loan growth.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at June 30, 1999, was $
37.2 million as compared to $42.0 million at year end 1998. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was a negative $ 125 thousand at June 30, 1999, compared to a positive $ 365 thousand at 1998 year end. This $490 thousand decrease in the unrealized gain/(loss) on AFS securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits of $310.3 million at quarter end represented an increase of $ 6 million or 2 % from $304.3 million at December 31, 1998. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. The quarter reflected an intentional decrease in brokered deposits as part of the Company's managed deposit growth policy to enhance its loan to deposit ratio. A deposit promotion implemented in late June is expected to increase the deposit growth pace in the third quarter of 1999.


RESULTS OF OPERATIONS
Net income increased 15% to $ 1,538,000 for the three months ended June 30, 1999 compared to $ 1,339,000 for the same period of 1998. Earnings per share were $
 .30 for the quarter, up 15% from $ .26 per share for the same period in 1998. Net income for the six months ended June 30, 1998 increased 4% to $ 3,017,000 compared to $ 2,913,000 for the first half of 1998. Earnings per share were $
 .59 for the six month period, up 5% from $ .56 per share for the first six months of 1998. Profitability as measured by the corporation's annualized return on average assets (ROA) increased to 1.74% for the quarter ended June 30. 1999, up from 1.64% for the same period of 1998. ROA for the first six months of 1999 was 1.72% as compared to 1.76% for the first six months of 1998 and 1.66% for the year ended December 31, 1998. A second key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 1999 increased to 14.36%, up from 13.03% for the second quarter of 1998. ROE for the six month period ended June 30,1999, was 14.14%, compared to 14.41% for the first half of 1998, and 13.56% for the full year 1998.

Net income for the quarter was favorably impacted by strong loan growth and an increasing net interest margin as funds were shifted from lower yielding investments and by enhanced expense control.

Net Interest Income
Net interest income totaled $ 3.9 million for the quarter, a $ 290 thousand or 8 % increase over the Company's performance for the second quarter of 1998. The increase in net interest income is a result of an increase in the average balance of interest earning assets combined with an improved net interest margin. For the quarter ended June 30, 1999, the average balance of interest earning assets increased to $ 340.1 million from $ 322.3 million for the same quarter in 1998. The increase in average earning assets is a result of an increase of $23.3 million or 10% in the average balance of loans held in the corporation's loan portfolio. The increase in average loans is the result of increased loan demand and management's effort to redirect a portion of its excess cash reserves (Fed Funds Sold) into higher yielding loans.

The net interest margin for the three month period ended June 30, 1999 was 4.86%, compared to 4.56% for the comparable period in the prior year. The improvement in net interest margin results from a 36 basis point decrease in the cost of interest bearing funds from 4.53% in 1998 to 4.17% for the second quarter of 1999, while the yield on interest bearing assets on a taxable equivalent basis was down by only 1 basis point, from 8.24% to 8.23% for the same periods. While loan yields were down 17 basis points, the redeployment of more than $12 million of low yielding Fed Funds Sold into higher yielding loans and securities helped to maintain the total earning asset yield. The positive impact of a lower interest rate environment for the quarter ended June 30, 1999 as compared to the same quarter of 1998 on loan refinancings and on deposit costs more than offset the negative impact of decreased loan yield.

Net interest income for the six months ended June 30, 1999 was $7.7 million, an increase of $ 397 thousand, or 5% from $ 7.3 million for the same period in 1998. For the six months ended June 30, 1999, average loans increased $18.9 million to $249.5 million from $230.6 million for the same period in 1998. The increase in average loans is the result of increased loan demand and management's effort to redirect a portion of its excess cash reserves (Fed Funds
Sold) into higher yielding loans. The improvement in net interest margin results from a 33 basis point decrease in the cost of interest bearing funds from 4.52% in 1998 to 4.19% for the first six months of 1999, while the yield on interest bearing assets on a taxable equivalent basis was down by only 11 basis points, from 8.33% to 8.22% for the same periods. While loan yields were down 23 basis points, the redeployment of more than $ 5 million of low yielding Fed Funds Sold into higher yielding loans and securities helped to maintain the total earning asset yield.



Noninterest Income
Total noninterest income, excluding securities transactions, was $447 thousand for the quarter, a 15.8% decrease from second quarter 1998 noninterest income of $531 thousand. Realized losses on securities sales during the quarter were $44 thousand compared to no securities transactions in the second quarter of 1998. Service charges on deposit accounts and other miscellaneous income both decreased compared to second quarter 1998 as the corporation continued to experience a decrease in overdraft charges following its 1998 implementation of an overdraft protection product feature. Noninterest income, excluding securities transactions, for the six months ended June 30, 1999 decreased $ 24 thousand from $884 thousand in 1998 to $ 860 thousand in 1999, again the result of decreased overdraft charges.

Noninterest Expense
Total noninterest expense decreased $ 39 thousand or 1.7 % from $2.15 million for the second quarter of 1998 to $2.11 million in 1999. Salary and benefits expense increased $64 thousand or 5.8% for the quarter vs. 1998, as the result of increases in salaries and benefits. Net occupancy expense decreased $16 thousand or 4 % compared to the same quarter of 1998 to $300 thousand compared to $316 thousand in the same period in the prior year. All other noninterest expenses decreased $87 thousand or 11.9% to $ 645 thousand for the second quarter of 1999 from $732 thousand for the same period in 1998, primarily the result of a $71 thousand decrease in data processing expenses as the company begins to reap the benefit of a late 1998 consolidation of banking systems.

For the six months ended June 30, 1999, total noninterest expense increased $148 thousand (3.6%) to $ 4.2 million from $ 4.1 million for the comparable period of 1998. Salary and benefits expense increased $ 282 thousand (14 %) resulting from increased staffing compared to 1998 for a new branch opened in Gloucester County in the second quarter of 1998, and from increased employee benefit expense related to pension plan and insurance costs. The increase in salary and benefit expense was largely offset by a $163 thousand decrease in All Other Operating Expenses consisting primarily of a decrease of $75 thousand in data processing expense and a 1998 first quarter $93 thousand merger expense that was nonrecurring.


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





EVB and its subsidiary banks are dependent upon various hardware and software systems which may be impacted by this century date change. In 1997, the Corporation initiated a review and assessment of all possible systems which may be affected, including hardware, software, telecommunications, environmental systems and security systems. Based on this assessment the Corporation believes that its mission-critical hardware and software are currently Y2K compliant. However testing is required to confirm this. Testing began in early 1998 and will continue through year end 1999. Scheduled testing of all mission critical systems was completed in June, 1999. For some systems, the Corporation determined that replacement or modification of certain pieces of hardware would be required for systems to function properly in the year 2000. A new mainframe computer was installed in the third quarter of 1998, and provisions have been made for other equipment that has been determined not to be year 2000 compliant.

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

Mission Critical System Testing
Based on the areas identified, the banks have prioritized the systems into three categories: mission critical, medium risk and low risk. Mission critical applications have been certified as compliant by the specific vendors. The subsidiary banks completed testing of these systems in June, 1999 with no significant issues. An FDIC review of the vendor that provides our primary hardware and software has been completed and the vendor's performance was rated as completely satisfactory. Additionally we have completed proxy testing of these same systems. The banks have also received verification of compliance from vendors in the medium risk and low risk categories. All vendors are either compliant or have documented projects with completion dates prior to September 30, 1999. Corporate management has been working steadily on all related aspects of business that could be affected, and EVB has been scrutinized by regulatory authorities to ensure that it is proceeding with a prudent plan of action for year 2000 readiness and keeping its customers informed.

As of June 30, 1999, EVB and its subsidiary banks have spent approximately $150,000 associated with Year 2000 compliance. These costs include testing, training, hardware and software replacement and upgrades. It is anticipated that another $25,000 will be expended to complete the Year 2000 changes and testing. EVB estimates that 1999 year to date cost of addressing this Y2K issue was approximately 1.7% of first half earnings (or 0.014% of assets) which was immaterial when considering the size of the Corporation. Year 2000 issue costs for the remainder of 1999 and 2000 are also expected to be immaterial. The projections of total costs of EVB's Year 2000 project and the expected completion dates are based on EVB's best estimates, which are necessarily based in part on assumptions of future events including the availability of adequate resources and completion of third party modification plans.




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

Contingency Plans
Simultaneous with its continued testing of mission critical systems, EVB has prepared alternate solutions through a business resumption contingency plan to mitigate potential risks on January 1, 2000. This contingency plan has been developed for all core business functions and their supporting information technology systems and includes trigger dates for implementation of alternative solutions. Core business risks are being prioritized based upon greatest risk to the Corporation. Contingency plans will identify financial and human resources necessary for their execution.

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

ASSET QUALITY
Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.4 million at June 30, 1999, compared to $1.9 million at year end 1998, reflecting an 18.2 % increase from 1998 year end. Although the first six months of 1999 saw an increase in nonperforming assets, the total of such assets is still close to a six year historical low as a percentage of total loans and foreclosed property. Nonperforming assets are composed largely of real estate mortgage loans secured by real estate in the Corporation's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Nonperforming Assets

                                                   June 30        December 31
                                                   -------        -----------
                                                     1999              1998
                                                     ----              ----

Nonaccrual loans                                $   2,060         $   1,626
Restructured loans                                      -                 -
Other real estate owned                               338               268
                                                 ---------         ---------
   Total nonperforming assets                   $   2,398         $   1,894
                                                 ---------         ---------
Loans past due 90 days and
   accruing interest                            $   1,308         $   1,190
Nonperforming assets to total loans
   and other real estate                             0.92%             0.79%
Allowance for loan losses to
   nonaccrual loans                                195.53%           237.39%
Allowance for loan losses to
   period end loans                                  1.55%             1.61%

Total loan charge-offs, less recoveries, amounted to $ 46 thousand for the quarter and $60 thousand for the first six months of 1999, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.07 % and 0.05% for the three and six month periods ended June 30, 1999. This compares to 1998 full year charge-offs of $457 thousand or 0.20% of average loans.

Nonperforming loans at June 30, 1999 were $ 2.1 million, or 0.79 % of total loans, compared to $1.6 million or 0.67% at 1998 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 1999, impaired loans totaled $4 thousand upon which an allowance is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of June 30, 1999, was less than $ 1 thousand. The average balance of impaired loans for the first six months of 1998 was $6 thousand. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $ 1.31 million at June 30, 1999, and $1.19 million at December 31, 1998.

The allowance for loan losses has increased to $4.03 million at June 30, 1999, as compared to $3.86 million at December 31, 1998. The allowance increased $ 168 thousand in the first six months of 1999 as compared to $ 120 thousand for the first six months of 1998. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.55 % at June 30, 1999, and 1.61% at year end 1998.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 1999 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At June 30, 1999, potential problem loans were approximately $ 1.51 million including 7 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $999 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at June 30, 1999 was $42.89 million, or 18.77% of risk-weighted assets, for Tier 1 capital and $45.75 million, or 20.12% for total risk based capital.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)





Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 20, 1999, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                     Number of Shares
                                     For               Against        Abstain
                                     ---               -------        -------
         Thomas M. Boyd, Jr.         3,600,265         14,774         60,717
         W. Rand Cook                3,600,265         14,774         60,717
         Robert L. Covington         3,600,265         14,774         60,717
         L. Edelyn Dawson,Jr.        3,600,265         14,774         60,717
         Lewis R. Reynolds           3,600,265         14,774         60,717
         F. L. Garrett, III          3,600,265         14,774         60,717
         G. Warren Haynie, Jr.       3,600,265         14,774         60,717
         Eric A. Johnson             3,600,265         14,774         60,717
         William L. Lewis            3,600,265         14,774         60,717

2. To ratify the appointment by the Board of Directors of Yount, Hyde & Barbour, P.C. as the Corporation's independent auditors for the ensuing year.

         For               3,598,709
         Against               7,601
         Abstain              69,446

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.     Exhibit Name
-----------     --------------------------------------------------------------
         11     Statement re: Computation of Per Share Earnings - Included
                under Part I, Item I, Note 5 of this Form 10-Q.
         27     Financial Data Schedule  -  Included herein as Exhibit 27 on page 15


(b) No reports on Form 8-K were filed during the second quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

----------------------------
/s/      Thomas M. Boyd, Jr.        President and Chief Executive Officer

-----------------------------
/s/      Thomas E. Stephenson       Vice President, Chief Financial Officer


Date:    July 30, 1999