Form 10-Q
period 1999-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 1999-11-12
CIK 1047170

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 1999

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


The number of shares of the registrant's Common Stock outstanding as of November 2, 1999 was 5,050,571.
--------------------------------------------------------------------------------

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1999

Part I
------
Item 1.  Financial Statements                                               2
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        13

Part II
-------
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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)


                                                            September 30      December 31
                                                                1999             1998
                                                                ----             ----
ASSETS:
Cash and due from banks                                         $     8,206      $    10,864
Interest-bearing deposits, in other banks                                 -                -
Federal funds sold                                                   13,540           10,658
Securities available for sale at fair value                          40,578           42,000
Securities held to maturity at amortized cost
  fair value of $38,758 and $40,308                                  38,914           39,333
Loans, net of unearned income                                       267,112          239,665
  Allowance for loan losses                                          (4,104)          (3,860)
                                                                ------------     ------------
     Net loans                                                      263,008          235,805
Deferred income taxes                                                 1,314              953
Bank premises and equipment                                           4,512            4,698
Accrued interest receivable                                           2,493            2,423
Other real estate                                                       243              267
Other assets                                                            706              994
                                                                -----------     ------------
   Total assets                                                 $   373,514     $    347,995
                                                                -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Noninterest-bearing demand accounts                          $    34,062     $     33,216
   Savings accounts and interest bearing deposits                   137,807          136,520
   Time deposits                                                    152,651          134,594
                                                                -----------      -----------
     Total deposits                                                 324,520          304,330
   Federal funds purchased                                                -                -
   Long-term debt                                                     3,000                -
   Accrued interest payable                                            849              741
   Other liabilities                                                  2,367              667
                                                                -----------     ------------
     Total liabilities                                              330,736          305,738
SHAREHOLDERS' EQUITY
   Common stock of $2 par value per share, authorized
     50,000,000 shares, issued and outstanding
     5,097,034 and 5,142,834 respectively                            10,120           10,286
   Surplus                                                            2,474            3,729
   Retained earnings                                                 30,520           27,877
   Accumulated other comprehensive income                              (336)             365
                                                                -----------     ------------
       Total shareholders' equity                                    42,778           42,257

       Total liabilities and shareholders' equity               $   373,514     $    347,995
                                                                -----------     ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                   EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                      (Dollars in thousands except share amounts)

                                                     Three Months Ended          Nine Months Ended
                                                        September 30                September 30
                                                        ------------                 ------------

                                                      1999         1998          1999        1998
                                                      ----         ----          ----        ----
INTEREST INCOME:
   Loans                                           $ 5,726       $ 5,350     $  16,750     $ 15,977
   Interest on investment securities:
     Taxable                                             -            15             -          157
     Tax exempt                                        472           449         1,435        1,347

   Interest on securities available for sale:
     Taxable                                           603           652         1,848        1,747
     Tax exempt                                          -            14             -           14
Dividends                                               21             3            52           34
 Interest on federal funds sold                        182           237           347          577
    Interest on deposits in other banks                  -             1             -            4
                                                    ------       -------     ---------     --------
        Total interest income                        7,004         6,721        20,432       19,857

INTEREST EXPENSE
   Deposits                                          2,995         3,018         8,695        8,848
   Borrowings                                           44             -            68            -
                                                    ------       -------     ---------     --------
       Total interest expense                        3,039         3,018         8,763        8,848
                                                    ------       -------     ---------     --------
       Net interest income                           3,965         3,703        11,669       11,009
PROVISION FOR LOAN LOSSES                              144           116           372          354
                                                    ------       -------     ---------     --------
       Net interest income after provision
            for loan losses                        $ 3,821       $ 3,587     $  11,297     $ 10,655
OTHER INCOME
   Service charges on deposit accounts                 370           347         1,031        1,017
   Gain (loss) on sale of available for
            sale securities                              -             -           (44)           8
   Other operating income                              105            77           304          291
                                                    ------       -------     ---------     --------
                                                       475           424         1,291        1,316
                                                    ------       -------     ---------     --------
 OTHER EXPENSES
   Salaries and benefits                             1,186         1,049         3,486        3,067
   Net occupancy expense of premises                   387           376         1,031          991
   Other operating expenses                            649           684         1,923        2,121
                                                    ------       -------     ---------     --------
                                                     2,222         2,109         6,440        6,179
                                                    ------       -------     ---------     --------
      Income before income taxes                     2,074         1,902         6,148        5,792
 INCOME TAX EXPENSE                                    606           577         1,663        1,555
                                                    ------       -------     ---------     --------
     Net income                                    $ 1,468       $ 1,325     $   4,485     $  4,237
                                                    ------       -------     ---------     --------

Earnings Per Share, basic and assuming
   dilution(1)                                     $  0.29       $  0.26     $    0.88     $   0.82
Dividends per share(1)                             $  0.12       $  0.11     $    0.36     $   0.33



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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                 EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                            (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                             September 30    September 30
                                                                                 1999            1998
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   4,485          $  4,237
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                693               463
     Provision for loan losses                                                    372               354
     Losses (gains) realized on available for sale securities                      44                (8)
     (Increase) decrease in other assets                                           77              (328)
     Increase (decrease) in other liabilities                                   1,810              (244)
                                                                             --------          --------
Net cash provided by operating activities                                       7,481             4,474

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities, calls, paydowns and sales
     of available for sale securities                                           8,008            25,418
   Purchase of securities available for sale                                   (7,301)          (22,153)
   Proceeds from maturities of investment securities                            3,042             3,884
   Purchase of investment securities                                           (2,785)           (7,986)
   (Purchase) sale of FHLB and Federal Reserve Bank stock                        (143)             (132)
   Net (increase) decrease in loans                                           (27,203)           (6,520)
   Purchases of bank premises and equipment                                      (442)           (1,170)
   Proceeds from sale of OREO                                                       -                18
                                                                             --------          --------
 Net cash (used in) investing activities                                      (26,824)           (8,641)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest bearing and interest bearing
     demand deposits and savings accounts                                       2,133            12,907
   Net increase in certificates of deposit                                     17,697             6,410
   Proceeds from sale of common stock                                               -                 -
   Acquisition of common stock                                                 (1,421)              (28)
   Dividends declared                                                          (1,842)           (1,709)
   Increase (decrease) in borrowings                                            3,000                 -
                                                                             --------          --------
Net cash provided by financing activities                                      19,567            17,580
                                                                             --------          --------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              224            13,413
    CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                                       21,522            12,061
                                                                             --------          --------
     END OF PERIOD                                                          $  21,746         $  25,474
                                                                             --------          --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for:
     Interest on deposits and other borrowings                              $   8,655         $   8,848
     Income taxes                                                           $   1,245         $   1,555


SEE NOTES TO FINANCIAL STATEMENTS.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                                               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                           (Dollars in thousands)
                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                                  COMPREHENSIVE   RETAINED    COMPREHENSIVE    COMMON    CAPITAL
                                                         TOTAL        INCOME      EARNINGS       INCOME         STOCK    SURPLUS
                                                         -----    -------------   --------    -------------    ------    --------
Balances - January 1, 1998                              $39,265                   $ 28,535       $     132    $ 10,378     $ 220

Comprehensive income:
  Net income                                              4,237     $   4,237        4,237

  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
        available for sale:
     Unrealized holding gain/(loss) arising
        during period                                       297           297                         297
     Less: reclassification adjustment                        8             8                          (8)
                                                       --------      --------
   Other comprehensive income, net of tax                   289           289
                                                       --------      --------
   Total comprehensive income                             4,526     $   4,526
                                                                     --------
Shares purchased and retired                                -28                                                    -28
Dividends declared                                       (1,709)                   (1,709)             -             -         -
                                                       --------                 ---------        -------     ---------    ------
BALANCES-SEPTEMBER 30, 1998                             $42,054                  $ 31,063        $   421      $ 10,350    $  220
                                                       --------                 ---------        -------     ---------    ------

Balances - January 1, 1999                              $42,257                  $ 27,877        $   365      $ 10,266    $3,729
Comprehensive income:
  Net income                                              4,485     $   4,485       4,485
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
         available for sale:
     Unrealized holding gain/(loss) arising
         during the period                                 (745)         (745)
     Less: reclassification adjustment                      (44)          (44)
                                                        --------     --------
  Other comprehensive income, net of tax                   (701)         (701)                      (701)
                                                        --------     --------
  Total comprehensive income                                        $   3,784
                                                                     --------
Shares purchased and retired                             (1,421)                                                  (166)   (1,255)
Dividends declared                                       (1,842)                   (1,842)
                                                        -------                  --------
BALANCES-SEPTEMBER 30, 1999                             $42,778                  $ 30,520        $  (336)     $ 10,120    $2,474
                                                        -------                  --------        -------      --------    ------

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Income for the three-month and nine month periods ended September 30, 1999, and September 30, 1998, the Consolidated Statement of Cash Flows for the nine-month periods ended September 30,1999, and September 30, 1998, and the Consolidated Statement of Changes in Shareholders' Equity for the nine-month periods ended September 30, 1999, and September 30, 1998, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1999. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1998.

2. The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc ("EVB" or "the corporation") and its subsidiaries Southside Bank and Bank of Northumberland, Inc., with all significant intercompany transactions and accounts being eliminated in consolidation.

3. During the three months ended September 30, 1999, the corporation repurchased 37,000 shares of its common stock in both privately negotiated and market transactions at an average price of $17.051 per share. This share repurchase plan announced in November, 1998, follows the repurchase of 45,800 shares in the first six months of 1999 at an average price of $17.258 per share.

4. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 5,113,112 and 5,183,894 for the three month periods ended September 30, 1999 and 1998, and were 5,073,144 and 5,174,832 for the nine month periods ended September 30, 1999 and 1998.

6. EVB's amortized cost and estimated fair values of securities at September 30, 1999 are as follows:
                       (in thousands)


                                                                  September 30, 1999
                                                                  ------------------
                                                                  Gross        Gross      Estimated
                                                    Amortized   Unrealized   Unrealized      Fair
                                                      Cost        Gains       (Losses)      Value
                                                      ----        -----       -------       -----
Available for Sale:
   U.S. Government obligations                      $ 10,182      $   35       $  30      $ 10,187
   Obligations of U.S. Government agencies            21,617          43         437        21,223
   Obligations of state/political subdivisions         5,249          13          90         5,172
   Corporate bonds                                     2,811           6          50         2,767
   Equity securities                                   1,229           -           -         1,229
                                                    --------       ------      -----      --------
                                                      41,088          97         607      $ 40,578

Held to Maturity:
   Obligations of state/political subdivisions        38,914         382         538        38,758
                                                    --------       -----      ------      --------
          Total                                     $ 80,002      $  479      $1,145      $ 79,336
                                                    --------       -----      -------     --------

NOTE 7.  EVB'S LOAN PORTFOLIO IS COMPOSED OF THE FOLLOWING:
                          (in thousands)

                                         September 30        December 31
                                             1999                1998
                                         ------------        -----------
Real estate - construction                $   7,808          $    6,096
Real estate - mortgage                      149,983             130,856
Commercial real estate                       32,113              23,114
Commercial, industrial and
   agricultural loans                        28,788              30,649
Installment loans to individuals             51,828              51,481
All other loans                                 347                 961
                                         ----------          ----------
    Total loans                             270,867             243,157
Less unearned income                         (3,755)             (3,493)
Less allowance for loan losses               (4,104)             (3,860)
                                         ----------          ----------
    Total net loans                       $ 263,008          $  235,804
                                         ----------          ----------


EVB has $1.69 million in non-performing loans at September 30, 1999.

NOTE 8.  ALLOWANCE FOR LOAN LOSSES
                                        September 30     December 31
                                            1999            1998
                                            ----            ----
Balance January 1                       $   3,860          $  3,868
Provision charged against income              372               449
Recoveries of loans charged off               194               210
Loans charged off                            (322)             (667)
                                         --------          --------
 Balance at end of period               $   4,104          $  3,860
                                         --------          --------

NOTE 9.  ACCOUNTING RULE CHANGES
There were no new Financial Accounting Standards Board promulgations in the third quarter of 1999 that will impact Eastern Virginia Bankshares, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. ("EVB" or "the Corporation"). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Corporation. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.


OVERVIEW AND FINANCIAL CONDITION

Net income for the third quarter of 1999 increased 10.8% from the same period in 1998, fueled by continued strong loan growth. Total loans, net of unearned income, amounted to $267.1 million at September 30, 1999, an increase of $ 19.7 million or 11.4 % from $ 239.7 million at December 31, 1998. Net loans as a percent of total assets were 70.4% at September 30, 1999, as compared to 67.8% at December 31, 1998. Net loan volume for the first nine months of 1999 was

$ 27.2 million as compared to $ 6.5 million for the first nine months of 1998. Increased loan growth in 1999 versus 1998 is related primarily to strong consumer demand for the Company's long-term, fixed rate mortgage product introduced in the third quarter of 1998. On September 30, 1999, the securities portfolio totaled $ 79.5 million, which was $1.8 million or 2.3 % less than at December 31, 1998. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $13.5 million on September 30, 1999, $ 2.9 million or 27.0 % more than the $10.7 million outstanding at December 31, 1998. This increase in Federal Funds Sold is primarily the result of a $ 3 million loan executed with the Federal Home Loan Bank of Atlanta in the second quarter of 1999, using the proceeds to fund loan growth and to enhance liquidity.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at September 30, 1999, was $ 40.6 million as compared to $42.0 million at year end 1998. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was a negative $ 336 thousand at September 30, 1999, compared to a positive $ 365 thousand at 1998 year end. This $701 thousand decrease in the unrealized gain/(loss) on AFS securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits of $324.5 million at quarter end represented an increase of $
20.2 million or 6.6 % from $304.3 million at December 31, 1998. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. Most of the year to date deposit growth occurred in the third quarter as subsidiary Southside Bank experienced a $12.5 million deposit growth spurred by a promotion implemented in late June.


RESULTS OF OPERATIONS

Net income increased 10.8% to $ 1,468,000 for the three months ended September 30, 1999 compared to $ 1,325,000 for the same period of 1998. Earnings per share were $ .29 for the quarter, up 11.5% from $ .26 per share for the same period in 1998. Net income for the nine months ended September 30, 1998 increased 5.9% to $ 4,485,000 compared to $ 4,237,000 for the first nine months of 1998. Earnings per share were $ .88 for the nine month period, up 7.3% from
 $ .82 per share for the first nine months of 1998. Profitability as measured by the corporation's annualized return on average assets (ROA) increased to 1.59% for the quarter ended September 30. 1999, up from 1.52% for the same period of 1998. ROA for the first nine months of 1999 was 1.67% as compared to 1.68% for the first nine months of 1998 and 1.66% for the year ended December 31, 1998. A second key indicator of performance, the annualized return on average equity
(ROE) for the three months ended September 30, 1999 increased to 13.76%, up from 12.72% for the third quarter of 1998. ROE for the nine month period ended September 30,1999, was 14.01%, compared to 13.86% for the first three quarters of 1998, and 13.56% for the full year 1998.

Net income for the quarter was favorably impacted by strong loan growth, and an improved net interest margin compared to the same period in the prior year.


NET INTEREST INCOME

Net interest income totaled $ 3.97 million for the quarter, a $ 262 thousand or
7.1 % increase over the Company's performance for the third quarter of 1998. The increase in net interest income is a result of an increase in the average balance of interest earning assets, partially offset by decreased net interest margin. For the quarter ended September 30, 1999, the average balance of interest earning assets increased to $ 354.5 million from $ 329.6 million for the same quarter in 1998. The increase in average earning assets is a result of an increase of $28.4 million or 12.1% in the average balance of loans held in the corporation's loan portfolio. The increase in average loans is the result of increased loan demand and management's effort to redirect a portion of its lower yielding assets into higher yielding loans.

The net interest margin for the three month period ended September 30, 1999 was 4.71%, compared to 4.73% for the comparable period in the prior year. This margin decrease resulted from asset mix and the marginally greater impact of a decreased rate environment on assets than on deposits.

Net interest income for the nine months ended September 30, 1999 was $11.7 million, an increase of $ 660 thousand, or 6.0 % from $ 11.0 million for the same period in 1998. For the nine months ended September 30, 1999, average loans increased $23.1 million to $253.8 million from $230.7 million for the same period in 1998. The increase in average loans is the result of increased loan demand and management's effort to redirect a portion of its lower yielding investments into higher yielding loans. Net interest margin for the nine months ended September 30, 1999 was 4.79% compared to 4.89% for the same period in 1998 Year-to-date yield on average earning assets has decreased 36 basis points from 1998 while the cost of interest bearing funds has decreased 37 basis points. This decrease in interest rates had a negative impact on net interest margin because of the larger total dollar amount of earning assets as compared to interest bearing deposits and borrowed funds.


NONINTEREST INCOME

Total noninterest income, excluding securities transactions, was $475 thousand for the quarter, a 12.0% increase from third quarter 1998 noninterest income of $424 thousand. Service charges on deposit accounts and other miscellaneous income both increased compared to second quarter 1998. Noninterest income, excluding securities transactions, for the nine months ended September 30, 1999 increased $ 27 thousand from $1.31 million in 1998 to $ 1.34 million in 1999. Year-to-date realized losses on securities sales for 1999 are $44 thousand compared to an $8 thousand gain for the same period in the prior year.


NONINTEREST EXPENSE

Total noninterest expense increased $ 113 thousand or 5.4 % from $2.11 million for the third quarter of 1998 to $2.22 million in 1999. Salary and benefits expense increased $137 thousand or 13.1% for the quarter vs. 1998, as the result of a $64 thousand increase in salaries and a $73 thousand increase in benefits. The increase in benefits is related to current year expense of the Corporation's defined benefit pension plan based on market valuation changes in the plan's assets. Net occupancy expense increased $11 thousand or 2.9 % compared to the same quarter of 1998 to $387 thousand compared to $376 thousand in the same period in the prior year. All other noninterest expenses decreased $35 thousand or 5.1% to $ 649 thousand for the third quarter of 1999 from $684 thousand for the same period in 1998, primarily the result of a $120 thousand decrease in data processing expenses as the company reaps the benefit of a late 1998 consolidation of banking systems, partially offset by normal growth in advertising/marketing, printing and supplies, legal and collection, and postage expense.

For the nine months ended September 30, 1999, total noninterest expense increased $261 thousand (4.2%) to $ 6.4 million from $ 6.2 million for the comparable period of 1998. Salary and benefits expense increased $ 419 thousand (13.7%) resulting from increased staffing compared to 1998 for a new branch opened in Gloucester County in the second quarter of 1998, and from increased employee benefit expense related to pension plan and insurance costs. The increase in salary and benefit expense was partially offset by a $198 thousand decrease in All Other Operating Expenses consisting primarily of a decrease of $195 thousand in data processing expense and a 1998 first quarter $93 thousand merger expense that was nonrecurring, partially offset by normal growth in insurance, printing and supplies, legal and collection, courier service, and postage expense.



IMPACT OF THE YEAR 2000 ISSUE


THE PROBLEM

The Year 2000 issue (Y2K) involves the risk that computer programs and computer systems may not be able to perform without interruption into the new millennium. On older computers, memory and storage space were limited and expensive. In many cases, only the last two digits of the year (99) were used, with the century
(19) being implied. At the turn of the century, some computers may recognize the year "00" as 1900 instead of 2000, causing problems ranging from minor inaccuracies to systems failures. EVB believes it has achieved Year 2000 readiness well in advance of the millennium change. It is EVB's goal to continue to deliver uninterrupted and unparalleled service into the 21st century and beyond.

EVB and its subsidiary banks are dependent upon various hardware and software systems which may be impacted by this century date change. In 1997, the Corporation initiated a review and assessment of all possible systems which may be affected, including hardware, software, telecommunications, environmental systems and security systems. Based on this assessment the Corporation believes that its mission-critical hardware and software are currently Y2K compliant, based on the results of extensive testing. Testing began in early 1998 and will continue through year end 1999. Scheduled testing of all mission critical systems was completed in June, 1999. For some systems, the Corporation determined that replacement or modification of certain pieces of hardware would be required for systems to function properly in the year 2000. A new mainframe computer was installed in the third quarter of 1998, and provisions have been made for other equipment that was determined not to be year 2000 compliant.


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

PHASE IV - VALIDATING RENOVATED SYSTEMS THROUGH TESTING - In this phase EVB developed and coordinated detailed test schedules with correspondents and vendors to ensure Year 2000 preparedness.

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

As of September 30, 1999, EVB and its subsidiary banks have spent approximately $150,000 associated with Year 2000 compliance. These costs include testing, training, hardware and software replacement and upgrades. It is anticipated that another $25,000 will be expended to complete the Year 2000 changes and testing. EVB estimates that 1999 year to date cost of addressing this Y2K issue was approximately 1.1% of year-to-date earnings (or 0.014% of assets) which was immaterial when considering the size of the Corporation. Year 2000 issue costs for the remainder of 1999 and 2000 are also expected to be immaterial. The projections of total costs of EVB's Year 2000 project and the expected completion dates are based on EVB's best estimates, which are necessarily based in part on assumptions of future events including the availability of adequate resources and completion of third party modification plans.

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


CONTINGENCY PLANS

Simultaneous with its continued testing of mission critical systems, EVB has prepared alternate solutions through a business resumption contingency plan to mitigate potential risks on January 1, 2000. This contingency plan has been developed for all core business functions and their supporting information technology systems and includes trigger dates for implementation of alternative solutions. Core business risks are being prioritized based upon greatest risk to the Corporation. Contingency plans identify financial and human resources necessary for their execution.

The risk of failure is not limited to internal technology systems. The Corporation depends on data provided by its business partners, correspondent banks, Federal Reserve Bank and other third parties. EVB also depends on vendors from which telecommunications, software, and other services are provided. Finally, EVB depends on services provided by the public infrastructure including power, voice and data communications, water, and transportation. EVB's contingency plan addresses these concerns to ensure that the Corporation can operate at an acceptable level should infrastructure problems occur.


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


ASSET QUALITY

Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $1.93 million at September 30, 1999, a 2.1% increase from $1.89 million at 1998 year end. Although the first nine months of 1999 saw a marginal increase in nonperforming assets, the total of such assets is at a six year historical low as a percentage of total loans and foreclosed property. Nonperforming assets are composed largely of real estate mortgage loans secured by real estate in the Corporation's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.


NONPERFORMING ASSETS

                                                SEPTEMBER 30      DECEMBER 31
                                                ------------      -----------
                                                    1999             1998
                                                    ----             ----
Nonaccrual loans                                $   1,690        $   1,626
Restructured loans                                      -                -
 Other real estate owned                              243              268
                                                ---------        ---------
   Total nonperforming assets                   $   1,933        $   1,894
                                                ---------        ---------
Loans past due 90 days and
   accruing interest                            $   1,356        $   1,190
Nonperforming assets to total loans
   and other real estate                             0.72%            0.79%
Allowance for loan losses to
   nonaccrual loans                                242.84%          237.39%
Allowance for loan losses to
   period end loans                                  1.54%            1.61%

Total loan charge-offs, less recoveries, amounted to $ 68 thousand for the quarter and $128 thousand for the first nine months of 1999, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.10 % and 0.07% for the three and nine month periods ended September 30, 1999. This compares to 1998 full year charge-offs of $457 thousand or 0.20% of average loans.

Nonperforming loans at September 30, 1999 were $ 1.69 million, or 0.63 % of total loans, compared to $1.63 million or 0.67% at 1998 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 1999, impaired loans totaled $50 thousand upon which an allowance is included in the total loan portfolio allowance for loan losses. Interest income recognized on impaired loans as of September 30, 1999, was $1.2 thousand. The average balance of impaired loans for the first nine months of 1998 was $13 thousand. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $ 1.36 million at September 30, 1999, and $1.19 million at December 31, 1998.

The allowance for loan losses has increased to $4.10 million at September 30, 1999, as compared to $3.86 million at December 31, 1998. The allowance increased $ 244 thousand in the first nine months of 1999 as compared to $ 143 thousand for the first nine months of 1998. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.54% at September 30, 1999, and 1.61% at year end 1998.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 1999 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At September 30, 1999, potential problem loans were approximately $ 1.48 million including 7 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $925 thousand.


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


CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at September 30, 1999 was $43.1 million, or 18.34% of risk-weighted assets for Tier 1 capital,and $46.1 million, or 19.69% for total risk based capital.

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

ITEM 2. CHANGES IN SECURITIES   (not applicable)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES   (not applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  (not applicable)

ITEM 5. OTHER INFORMATION   (not applicable)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Exhibit Name
-----------       --------------
         11       Statement re: Computation of Per Share Earnings - Included
                  under Part I, Item I, Note 5 of this Form 10-Q.
         27       Financial Data Schedule - Included herein as Exhibit 27
                  on page 15


(b) No reports on Form 8-K were filed during the third quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

-----------------------------------
/s/      Thomas M. Boyd, Jr.        President and Chief Executive Officer


-----------------------------------
/s/      Thomas E. Stephenson       Vice President, Chief Financial Officer


Date:    November 8, 1999