Form 10-K
period 1999-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2000-03-22
CIK 1047170

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K


 [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR
 [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
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

Yes x   No __
   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 10, 2000 was approximately $84,054,511.
The number of shares of the registrant's Common Stock outstanding as of March 10, 2000 was 4,944,383.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy Statement dated March 27, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 20, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-K

                      For the Year Ended December 31, 1999

                                     INDEX

Part I
------

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

Part II
-------

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

Part III
--------

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

                                     PART 1

Item 1.   Business
________________________________________________________________________________

General

Eastern Virginia Bankshares, Inc. (the "Company" or "EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997 as a bank holding company. On December 29, 1997, the effective date, Southside Bank (SSB) a state chartered nonmember bank and Bank of Northumberland, Inc., (BNI) a state chartered Federal Reserve member bank, the "Banks", became wholly-owned subsidiaries of EVB. This form 10-K covers the first two full years of operations for the periods ended December 31, 1999 and 1998 and pro forma combined operations of the subsidiary companies for the year prior to the actual consolidation. Early in January, 2000, the Company filed applications with the FDIC, the Federal Reserve Bank and the State Corporation Commission for the opening of a new subsidiary named Hanover Bank. The new subsidiary is to be wholly owned by Eastern Virginia Bankshares and is scheduled to open in the second quarter of 2000. Hanover Bank was incorporated in December, 1999, but remained dormant until January, 2000.

The remainder of the response to this Item is incorporated by reference to the information under the captions "To Our Stockholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of EVB's Annual Report to Shareholders.

Employees

As of December 31, 1999, the subsidiary banks employed 137 full-time equivalent employees. EVB's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company's employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.


Item 2. Properties
________________________________________________________________________________

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


Item 3. Legal Proceedings
________________________________________________________________________________

In the course of its operations, EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 1999, or subsequent thereto. The only litigation in which EVB and its subsidiaries, the Banks, are involved are collection suits involving delinquent loan accounts in the normal course of business.




Item 4. Submission of Matters to a Vote of Security Holders
________________________________________________________________________________

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

________________________________________________________________________________

The information titled "Common Stock Performance and Dividends" set forth on page 44 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.


Item 6. Selected Financial Data
________________________________________________________________________________

The information set forth on page 2 of the 1999 Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
________________________________________________________________________________

The information set forth on pages 7-21 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
________________________________________________________________________________

The information set forth on pages 10-12 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 8.  Financial Statements and Supplementary Data
________________________________________________________________________________

The following financial statements for the Company and independent auditors' report set forth on pages 22-40 of the 1999 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as Exhibit 13.4.

 .    Consolidated Balance Sheets as of December 31, 1998 and 1999

 .    Consolidated Statements of Income for the three years ended December 31,
     1999

 .    Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 1999

 .    Consolidated Statements of Cash Flows for the three years ended December
     31, 1999

 .    Notes to Consolidated Financial Statements

 .    Independent Auditor's Report


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
________________________________________________________________________________

None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
________________________________________________________________________________

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Election of Directors" on pages 1 through 5 of EVB's Proxy Statement for the 2000 annual meeting of shareholders and with respect to executive officers, is presented below.

Executive Officers of the Registrant
------------------------------------

Following are the persons who were the executive officers of EVB as of December 31, 1999, their ages as of December 31, 1999, their current titles and positions held during the last five years:

Robert L. Covington, 74, is the Chairman of the Board of Directors of EVB and has been Chairman of the Board of BNI since 1991.

F. L. Garrett, III, 60, is the Vice-Chairman of the Board of Directors of EVB and Chairman of the Board of SSB of which he has been a member since 1982. He is an oysterman and a realtor in Essex County, VA

Thomas M. Boyd, Jr. 60 is the President and Chief Executive Officer of EVB. Mr. Boyd has served as the President and Chief Executive Officer of SSB since 1982.

Lewis R. Reynolds 49 is the Executive Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of BNI since 1991.

Thomas E. Stephenson 45 is Chief Financial Officer of EVB. Mr. Stephenson has been Vice President and Chief Financial Officer of SSB since 1987.

Item 11.  Executive Compensation
________________________________________________________________________________

The response to this Item is incorporated by reference to the information under the caption "Executive Compensation" on pages 3 and 4 of EVB's Proxy Statement for the 2000 annual meeting of shareholders .


Item 12.  Security Ownership of Certain Beneficial Owners and Management
________________________________________________________________________________

The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 3 of EVB's Proxy Statement for the 2000 annual meeting of shareholders.


Item 13.  Certain Relationships and Related Transactions
________________________________________________________________________________

The response to this Item is incorporated by reference to the information under the caption "Interest of Directors and Officers in Certain Transactions" on page 5 of EVB's Proxy Statement for the 2000 annual meeting of shareholders.



                                    PART IV

Item 14.  Exhibits, Financial Statements and Auditors' Report
________________________________________________________________________________

(a)  Financial Statements and Schedules

          The financial statements set forth under Item 8 of this report on Form 10-K are incorporated by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K
          No reports on Form 8-K were filed during 1999.

(c)  Exhibit Listing

          Exhibit
          Number      Description
          ------      -----------
          3.1         Articles of Incorporation (No changes - Articles of
                      Incorporation filed with 1997 Form 10-K are incorporated
                      by reference)
          3.2         Bylaws
          10          Employment Contracts of Certain Officers and Directors is
                      incorporated by Reference to the information under the
                      caption "Employment Contracts" on page 4 of the Company's
                      Proxy Statement for the 2000 annual meeting of
                      shareholders.
          13.1        Quarterly Market Information Incorporated by Reference to
                      page 44 of 1999 Annual Report to Shareholders ("1998
                      Annual Report")
          13.2        Selected Financial Data Incorporated by Reference to Page
                      2 of 1999 Annual Report
          13.3        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations Incorporated by
                      Reference to Pages 7 through 21 of Annual Report
          13.4        Financial Statements Incorporated by Reference to Pages 22
                      through 40 of Annual Report
          21          Subsidiaries of the Registrant Incorporated by Reference
                      to page 26 of Annual Report
          27          Financial Data Schedule



Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 16, 2000.

Eastern Virginia Bankshares, Inc.

By   /s/ Thomas E. Stephenson
  --------------------------
      Thomas E. Stephenson
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 16, 2000.

     Signature                         Title

       /s/ Robert L. Covington         Chairman of the Board of Directors
---------------------------------
           Robert L. Covington

       /s/ F. L. Garrett, III          Vice Chairman of the Board of Directors
---------------------------------
           F. L. Garrett, III

       /s/ Thomas M. Boyd, Jr.         President and Chief Executive Officer
---------------------------------      and Director
           Thomas M. Boyd, Jr.

       /s/ Lewis R. Reynolds           Executive Vice President and Director
---------------------------------
           Lewis R. Reynolds

       /s/ L. Edelyn Dawson, Jr.       Director and Secretary of the Board
---------------------------------
           L. Edelyn Dawson, Jr.

       /s/ Warren Haynie, Jr.          Director
---------------------------------
           Warren Haynie, Jr.

       /s/ W. Rand Cook                Director
---------------------------------
           W. Rand Cook

       /s/ Eric A. Johnson             Director
---------------------------------
           Eric A. Johnson

       /s/ William L. Lewis            Director
---------------------------------
           William L. Lewis

       /s/ Leslie E. Taylor            Director
---------------------------------
           Leslie E. Taylor

       /s/ Jay T. Thompson             Director
---------------------------------
           Jay T. Thompson

       /s/ Thomas E. Stephenson        Vice President, Chief Financial Officer
---------------------------------
           Thomas E. Stephenson        (Principal Financial and Accounting
                                       Officer)