Form 10-Q
period 2000-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2000-05-08
CIK 1047170

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended March 31, 2000

                                      OR
[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ---------- to --------
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

                                 Yes x   No __
                                    ---


The number of shares of the registrant's Common Stock outstanding as of May 2, 2000 was 4,930,083.

--------------------------------------------------------------------------------

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                     For the Quarter Ended March 31, 2000

Part I
------
Item 1.    Financial Statements                                              2
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             7
Item 3.    Quantitative and Qualitative Disclosures About Market Risk       11

Part II
-------
Item 1.    Legal Proceedings                                                11
Item 2.    Changes in Securities                                            11
Item 3.    Defaults Upon Senior Securities                                  11
Item 4.    Submission of Matters to a Vote of Security Holders              11
Item 5.    Other Information                                                11
Item 6.    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                  11

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)
                            (Dollars in thousands)

                                                                  March 31        December 31
                                                                    2000              1999
                                                                    ----              ----
Assets:
Cash and due from banks                                           $ 12,353          $ 10,258
Federal funds sold                                                   3,799                 -
Securities available for sale at fair value                         42,598            43,295
Securities held to maturity at amortized cost
 fair value of $43,940,898 and $44,451,379                          44,491            44,781
Loans, net                                                         278,296           269,704
Deferred income taxes                                                1,672             1,641
Bank premises and equipment                                          4,782             4,568
Accrued interest receivable                                          2,614             2,582
Other real estate                                                      418               243
Other assets                                                           785               767
                                                                  --------          --------
  Total assets                                                    $391,808          $377,839
                                                                  --------          --------

Liabilities and Shareholders' Equity
Liabilities
  Noninterest-bearing demand accounts                             $ 35,616          $ 32,815
  Savings accounts and interest bearing deposits                   137,612           139,248
  Time deposits                                                    160,779           150,584
                                                                  --------          --------
   Total deposits                                                  334,007           322,647
  Short-term borrowings                                              5,000             6,468
  Long-term debt                                                     8,000             3,000
  Accrued interest payable                                             868               796
  Other liabilities                                                  2,140             2,133
                                                                  --------          --------
   Total liabilities                                               350,015           335,044
Shareholders' Equity
  Common stock of $2 par value per share, authorized
   50,000,000 shares, issued and outstanding
   4,937,183 and 5,032,263 respectively                              9,874            10,064
  Surplus                                                              419             2,014
  Retained earnings                                                 32,230            31,388
  Accumulated other comprehensive income                              (730)             (671)
                                                                  --------          --------
    Total shareholders' equity                                      41,793            42,795

    Total liabilities and shareholders' equity                    $391,808          $377,839
                                                                  --------          --------

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except share amounts)

                                                                           Three Months Ended
                                                                                 March 31
                                                                           2000            1999
                                                                           ----            ----
Interest Income:
  Loans                                                                  $6,074         $ 5,404

  Interest on investment securities - tax exempt                            543             481
  Income on securities available for sale:
    Interest                                                                689             638
    Dividends                                                                16              14
  Interest on federal funds sold                                             33             104
                                                                         ------        --------
     Total interest income                                                7,355           6,641

Interest Expense
  Deposits                                                                3,112           2,858
  Short-term borrowings                                                     135               -
  Long-term debt                                                             55               -
                                                                         ------        --------
     Total interest expense                                               3,302           2,858
                                                                         ------        --------
     Net interest income                                                  4,053           3,783
Provision for loan losses                                                   132             114
                                                                         ------        --------
     Net interest income after provision for loan losses                  3,921           3,669
Other income
  Service charges on deposit accounts                                       394             315
  Gain (loss) on sale of available for sale securities                       (5)              -
  Other operating income                                                    101              98
                                                                         ------        --------
                                                                            490             413
                                                                         ------        --------
Other Expenses
  Salaries and benefits                                                   1,242           1,136
  Net occupancy expense of premises                                         377             345
  Other operating expenses                                                  821             629
                                                                         ------        --------
                                                                          2,440           2,110
                                                                         ------        --------
    Income before income taxes                                            1,971           1,972
Income Tax Expense                                                          484             494
                                                                         ------        --------
    Net income                                                           $1,487         $ 1,478
                                                                         ------        --------

Earnings Per Share, basic and assuming dilution                           $0.30           $0.29

Dividends per share                                                       $0.13           $0.12

See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows (Unaudited)
                            (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                March 31        March 31
                                                                                  2000            1999
                                                                                  ----            ----
Cash Flows from Operating Activities
  Net income                                                                     $ 1,487        $  1,478
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    242             213
    Provision for loan losses                                                        132             114
    Losses (gains) realized on available for sale securities                           5               -
    Accretion and amortization, net                                                    9               7
    (Increase) decrease in other assets                                             (246)            170
    Increase (decrease) in other liabilities                                          79           1,762
                                                                                 -------        --------
Net cash provided by operating activities                                          1,708           3,744
Cash Flows from Investing Activities
  Proceeds from maturities, calls, and paydowns
    of available for sale securities                                                 750           2,544
  Proceeds from sales of available for sale securities                               227               -
  Purchase of securities available for sale                                         (374)         (1,364)
  Proceeds from maturities of investment securities                                  280           1,191
  Purchase of investment securities                                                    -          (2,538)
  Net (increase) decrease in loans                                                (8,703)         (9,903)
  Purchases of bank premises and equipment                                          (456)           (106)
  Proceeds from sale of OREO                                                           -              25
                                                                                 -------        --------
Net cash (used in) investing activities                                           (8,276)        (10,151)
Cash Flows from Financing Activities
  Net increase in noninterest bearing and interest bearing
    demand deposits and savings accounts                                           1,165             164
  Net increase (decrease) in certificates of deposit                              10,195            (747)
  Sale of common stock                                                                 -               -
  Acquisition of common stock                                                     (1,785)           (209)
  Dividends declared                                                                (645)           (617)
  Increase (decrease) in borrowings                                                3,532               -
                                                                                 -------        --------
Net cash provided by financing activities                                         12,462          (1,409)
                                                                                 -------        --------
  Increase (decrease) in cash and cash equivalents                                 5,894          (7,816)
  Cash and cash equivalents
    Beginning of period                                                           10,258          21,522
                                                                                 -------        --------
    End of period                                                                $16,152        $ 13,706
                                                                                 -------        --------
Supplemental Disclosures of Cash Flow Information
  Cash paid for:
    Interest on deposits and other borrowings                                    $ 3,230        $  2,812
    Income taxes                                                                 $   399        $      -

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
              For the Three Months Ended March 31, 2000 and 1999
                            (Dollars in thousands)

                                                                                                  Accumulated
                                                                                                      Other
                                                                         Comprehensive Retained   Comprehensive  Common    Capital
                                                                 Total       Income    Earnings       Income      Stock    Surplus
                                                                 -----   ------------- --------   -------------  ------    -------
Balances - January 1, 1999                                       $42,257               $ 27,877   $     365      $10,286   $ 3,729
Comprehensive income:
 Net income                                                        1,478        1,478     1,478
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during the period         (202)                              (202)
   Less: reclassification adjustment                                   -                                  -
                                                                 -------                          ---------
 Other comprehensive income, net of tax                             (202)           -                  (202)
                                                                 -------       ------
 Total comprehensive income                                                    $1,478
                                                                               ------
Shares purchased and retired                                        (209)                                            (24)     (185)
Dividends declared                                                  (617)                  (617)          -            -         -
                                                                 -------               --------   ---------      -------   -------
Balances-March 31, 1999                                          $42,707               $ 28,738   $     163      $10,262   $ 3,544
                                                                 -------               --------   ---------      -------   -------


Balances - January 1, 2000                                       $42,795               $ 31,388   $    (671)     $10,064   $ 2,014
Comprehensive income:
 Net income                                                        1,487        1,487     1,487
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during the period          (62)         (62)                  (62)
   Less: reclassification adjustment                                   3            3                     3
                                                                 -------       ------             ---------
 Other comprehensive income, net of tax                              (59)         (59)                  (59)
                                                                 -------       ------
 Total comprehensive income                                                    $1,428
                                                                               ------
Shares purchased and retired                                      (1,785)                                           (190)   (1,595)
Dividends declared                                                  (645)                  (645)          -            -         -
                                                                 -------               --------   ---------      -------   -------
Balances-March 31, 2000                                          $41,793               $ 32,230   $    (730)     $ 9,874   $   419
                                                                 -------               --------   ---------      -------   -------

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Income for the three-month periods ended March 31, 2000, and March 31, 1999, the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2000, and March 31, 1999, and the Consolidated Statement of Changes in Shareholders' Equity for the three-month periods ended March 31, 2000, and March 31, 1999, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1999.

2. Eastern Virginia Bankshares (the "Company or EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Corporation has received approval from regulatory authorities for the opening of a new subsidiary named Hanover Bank. Hanover Bank will be wholly owned by Eastern Virginia Bankshares and is scheduled to open in May, 2000.

3. The results of operations for the three-month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

4. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,969,235 and 5,138,824 for the three months ended March 31, 2000 and 1999.

5. EVB's amortized cost and estimated fair values of securities at March 31, 2000 are as follows:
                                (in thousands)

                                                                       March 31, 2000
                                                                      ----------------
                                                                    Gross          Gross       Estimated
                                                    Amortized     Unrealized     Unrealized       Fair
                                                       Cost          Gains        (Losses)        Value
                                                 ------------  -------------  -------------  ------------
Available for Sale:
   U.S. Government obligations                        $ 8,264           $  1        $  100        $ 8,165
   Obligations of U.S. Government agencies             22,783             20           770         22,033
   Obligations of state/political subdivisions          7,033              3           154          6,882
   Corporate bonds                                      4,278              -           106          4,172
   Equity securities                                    1,346              -             -          1,346
                                                      -------           ----        ------        -------
                                                       43,704             24         1,130        $42,598

Held to Maturity:
   Obligations of state/political subdivisions         44,491            184           734         43,941
                                                      -------           ----        ------        -------
         Total                                        $88,195           $208        $1,864        $86,539
                                                      -------           ----        ------        -------

Note 6.  EVB's loan portfolio is composed of the following:
                (in thousands)

                                              March 31         December 31
                                                2000               1999
                                              --------           --------
Real estate - construction                    $  8,931           $  8,267
Real estate - mortgage                         157,135            152,905
Commercial real estate                          35,303             33,103
Commercial, industrial and
   agricultural loans                           31,299             31,003
Consumer loans                                  53,259             51,890
All other loans                                    461                460
                                              --------           --------
   Total loans                                 286,388            277,628
Less unearned income                            (3,827)            (3,770)
Less allowance for loan losses                  (4,265)            (4,154)
                                              --------           --------
   Total net loans                            $278,296           $269,704
                                              --------           --------


EVB has $1.4 million in non-performing loans at March 31, 2000.

Note 7.  Allowance for Loan Losses

                                                March 31        December 31
                                                  2000              1999
                                                 ------            ------
Balance January 1                                $4,154            $3,860
Provision charged against income                    132               510
Recoveries of loans charged off                     125               250
Loans charged off                                  (146)             (466)
                                                 ------            ------
Balance at end of period                         $4,265            $4,154
                                                 ------            ------

Note 8.  Accounting Rule Changes
There were no new Financial Accounting Standards Board promulgations in the first quarter of 2000 that will impact Eastern Virginia Bankshares, Inc.

PART 1 - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. Operating results include Southside Bank, Bank of Northumberland, Inc., and Hanover Bank combined for all periods presented.

OVERVIEW AND FINANCIAL CONDITION

Net income increased 1% to $1,487,000 for the first quarter of 2000, compared to $1,478,000 for the same period in 1999. Earnings per share were up 3.4% to $0.30, compared to $0.29 in the first quarter of 1999. The greater increase in earnings per share is attributable to the Company's common stock share repurchase program which decreased average shares outstanding by nearly 170 thousand shares, compared to the first three months of 1999. Management is pleased to be able to maintain earnings per share at or above 1999 levels in a year in which it is absorbing approximately $600 thousand (pretax) of expense related to investments in imaging technology and start up of Hanover Bank.

Total assets on March 31, 2000 were $391.8 million, up $14 million or 3.7% from $377.8 million at December 31, 1999. For the first three months of 2000, total assets averaged $382.4 million, 9.8 % above the first three months of 1999 average of $348.3 million. Total loans, net of unearned income, amounted to $282.6 million at March 31, 2000, an increase of $8.7 million or 3.2% from $273.9 million at December 31, 1999. At March 31, 2000, total loans, net of unearned income and allowance for loan losses, were $278.3 million. Net loans as a percent of total assets were 71.0% at March 31, 2000, as compared to 71.4% at December 31, 1999. Net loan volume for the first three months of 2000 was $8.6 million as compared to $9.9 million for the first three months of 1999. Decreased loan growth in 2000 versus 1999 is related primarily to the higher interest rate environment.

On March 31, 2000, the securities portfolio totaled $87.1 million, which was $987 thousand or 1.1% less than at December 31, 1999. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $3.8 million on March 31, 2000, compared to a $1.5 million Federal funds purchased position at year end 1999. This increase in Federal Funds Sold is primarily the result of financing through a $5 million increase in long-term borrowing with the Federal Home Loan Bank of Atlanta.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The market value of securities available for sale at March 31, 2000, was $42.6 million as compared to $43.3 million at year end 1999. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was ($730 thousand) at March 31, 2000, an increase of $59 thousand from 1999 year end. This $59 thousand increase in the unrealized loss on AFS securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits of $334.0 million at quarter end represented an increase of $11.4 million or 3.5% from $322.6 million at December 31, 1999. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base.
The quarter reflected an increase in time deposits resulting from a time deposit promotion and an increase in noninterest bearing demand deposits.


RESULTS OF OPERATIONS

Eastern Virginia Bankshares, Inc. reported slightly increased earnings for the first quarter of 2000. Net income for the quarter was $ 1.49 million, an increase of $9 thousand from first quarter 1999 earnings of $1.48 million. Net income for the first quarter was impacted by decreasing net interest margin, a salary and benefit expense increase of $106 thousand and start up costs of Hanover Bank scheduled to open in May, 2000. The yield on earning assets was 8.26% for the quarter, as compared to 8.21% for the same period in 1999. The cost of interest bearing liabilities for the three month period ended March 31, 2000 was 4.34% as compared to 4.21% for the comparable period in 1999. Return on average assets was 1.56% for the quarter, compared with 1.70% for the same period in 1999. EVB's return on average equity was 14.10% for the quarter, compared to 13.91% for the same period in 1999.

Net Interest Income

Net interest income totaled $4.1 million for the quarter, a $270 thousand increase over the Company's performance for the first quarter of 1999. The increase in net interest income results from an increase in average earning assets, partially offset by a decrease in net interest margin on a taxable equivalent basis. Average earning assets increased 10.1% to $367.8 million from $334.0 million for the first three months of 1999. Compared to the same period in 1999, average loans increased 13.6% and average securities 8.2% while average Federal funds sold decreased 73.3%. The net interest margin for the three month period ended March 31, 2000 was 4.67%, compared to 4.78% for the comparable period in the prior year. The decrease in net interest margin results from a 5 basis point increase in yield on average earning assets which was more than offset by a 13 basis point increase in the cost of interest bearing funds. The small decrease in net interest margin was in line with industry results in a steadily increasing interest rate environment and also was impacted by borrowing cost with the Federal Home Loan Bank of Atlanta. Management determined that leveraging the balance sheet with FHLB borrowing should increase shareholder return on equity although it has a negative impact on return on assets and net interest margin.

Noninterest Income

Noninterest income was $490 thousand for the quarter, an 18.6% increase from the first quarter 1999 noninterest income of $413 thousand. There was a $5 thousand loss on securities sales during the quarter compared to no gains or losses in the first quarter of 1999. Service charges on deposit accounts of $394 thousand reflected a 25% increase from $315 thousand in the quarter ended March 31, 1999. Other miscellaneous operating income was up 3.1% to $101 thousand, compared to $98 thousand in the three months ended March 31, 1999.

Noninterest Expense

Total noninterest expense increased $330 thousand or 15.6% from $2.11 million for the first quarter of 1999 to $2.44 million in 2000. The increase in noninterest expense is the result of overall growth of the Company including expenses associated with the start of up of Hanover Bank, scheduled to open in May, 2000, and technology expenses from the January, 2000 implementation of check imaging systems. Salary expense increased $106 thousand or 9.3% for the quarter vs. 1999. Net occupancy and equipment expense increased $32 thousand or 9.3% compared to the same quarter of 1999 to $377 thousand for the first quarter of 2000. All other noninterest expenses increased $192 thousand or 30.5% to $821 thousand for the first quarter of 2000 from $629 thousand for the same period in 1999, primarily related to the Hanover Bank startup and an increase of $58 thousand in marketing/advertising. Hanover Bank expense is concentrated in the consultant and legal fee categories in addition to advertising/marketing expense.

Income Taxes

Income tax expense for the first quarter of 2000 was $484 thousand, compared to $494 thousand for the same period in 1999. Income taxes reflect an effective tax rate of 24.6% in the first quarter of 2000 as compared to 25.1% for the first three months of 1999. This slight decrease in effective tax rate for the quarter is the result of a greater increase in tax exempt securities interest than in total earning income.

Impact of the Year 2000 Issue

As reported in EVB's annual report to shareholders, the Company encountered no problems related to the Year 2000 date change. Prior years' expenses related to hardware and software upgrades and training proved to be effective investments in ensuring quality customer service without interruption.

ASSET QUALITY

Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $1.8 million at March 31, 2000, compared to $2.1 million at December 31, 1999, reflecting a 10.7% improvement from 1999 year end. Total nonperforming assets continue to remain at or near a seven year historical low as a percentage of total loans and foreclosed property. Nonperforming assets are composed largely of residential real estate mortgage loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $21 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.03%. This compares to 1999 full year charge-offs of $216 thousand or 0.08% of average loans.

The allowance for loan losses increased to $4.27 million at March 31, 2000, as compared to $4.15 million at December 31, 1999. The allowance increased $111 thousand in the first three months of 2000 as compared to $100 thousand for the first three months of 1999. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.51% at March 31, 1999, and 1.52% at year end 1999.

Nonperforming loans at March 31, 2000 were $1.4 million, or 0.50% of total loans, compared to $1.8 million or 0.66% at 1999 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 2000, the Corporation reported no impaired loans. The average balance of impaired loans for the first three months of 2000 was zero. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $763 thousand at March 31, 2000, and $1.345 million at December 31, 1999.

Nonperforming Assets

                                                  March 31           December 31
                                                  --------           -----------
                                                    2000                 1999
                                                    ----                 ----
Nonaccrual loans                                    $ 1,426            $ 1,822
Restructured loans                                        -                  -
Other real estate owned                                 418                243
                                                    -------            -------
   Total nonperforming assets                       $ 1,844            $ 2,065
                                                    -------            -------
Loans past due 90 days and
   accruing interest                                $   763            $ 1,345
Nonperforming assets to total loans
   and other real estate                               0.65%              0.75%
Allowance for loan losses to
   nonaccrual loans                                  299.09%            227.99%
Allowance for loan losses to
   period end loans                                    1.51%              1.52%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 2000 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 2000, potential problem loans were approximately $1.23 million including seven lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $798 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at March 31, 2000 was $42.52 million, or 16.92% of risk-weighted assets, for Tier 1 capital and $45.67 million, or 18.25% for total risk based capital.

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

PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk There have been no material changes in market risk since 1999 year end.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders  (not applicable)

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.  Exhibit Name
-----------  ------------
       11    Statement re: Computation of Per Share Earnings - Included under
             Part I, Item I, Note 4 of this Form 10-Q.
       27    Financial Data Schedule - Included herein as Exhibit 27 on page 12

(b)  No reports on Form 8-K were filed during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

__________________________
/s/  Thomas M. Boyd, Jr.     President and Chief Executive Officer

__________________________
/s/  Thomas E. Stephenson    Vice President, Chief Financial Officer

Date:  April 27, 2000