Form 10-Q
period 2000-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2000-08-08
CIK 1047170

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended June 30, 2000

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


The number of shares of the registrant's Common Stock outstanding as of August 3, 2000 was 4,946,077.

--------------------------------------------------------------------------------

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2000

Part I
------
Item 1.       Financial Statements                                              2
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             7
Item 3.       Quantitative and Qualitative Disclosures About Market Risk       12

Part II
-------
Item 1.       Legal Proceedings                                                12
Item 2.       Changes in Securities                                            12
Item 3.       Defaults Upon Senior Securities                                  12
Item 4.       Submission of Matters to a Vote of Security Holders              13
Item 5.       Other Information                                                13
Item 6.       Exhibits and Reports on Form 8-K                                 13

Signatures                                                                     13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
     Eastern Virginia Bankshares, Inc. and Subsidiaries
      Consolidated Balance Sheets (Unaudited)

       (Dollars in thousands)

                                                     June 30      December 31
                                                       2000           1999
                                                       ----           ----
Assets:
Cash and due from banks                             $ 13,916      $  10,258
Federal funds sold                                     3,499              -
Securities                                            78,970         88,076
Loans, net of unearned income                        290,115        273,858
 Allowance for loan losses                            (4,342)        (4,154)
                                                     --------       -------
  Net loans                                           285,773       269,704
Deferred income taxes                                   1,887         1,641
Bank premises and equipment                             4,848         4,568
Accrued interest receivable                             2,741         2,582
Other real estate                                         418           243
Other assets                                              732           767
                                                     --------      --------
  Total assets                                      $ 392,784     $ 377,839
                                                     --------      --------

Liabilities and Shareholders' Equity
Liabilities
  Noninterest-bearing demand accounts               $  36,022     $  32,815
  Savings accounts and interest bearing deposits      133,252       139,248
  Time deposits                                       169,207       150,584
                                                     --------      --------
   Total deposits                                     338,481       322,647
  Short-term borrowings                                 2,000         6,468
  Long-term debt                                        7,000         3,000
  Accrued interest payable                                931           796
  Other liabilities                                     2,129         2,133
                                                     --------      --------
   Total liabilities                                  350,541       335,044
Shareholders' Equity
  Common stock of $2 par value per share, authorized
   50,000,000 shares, issued and outstanding
   4,937,183 and 5,032,263 respectively                 9,885        10,064
  Surplus                                                 504         2,014
  Retained earnings                                    33,002        31,388
  Accumulated other comprehensive income               (1,148)         (671)
                                                     --------      --------
    Total shareholders' equity                         42,243        42,795

    Total liabilities and shareholders' equity      $ 392,784     $ 377,839
                                                     --------      --------

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except share amounts)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30                         June 30
                                                                     2000            1999            2000           1999
                                                                     ----            ----            ----           ----
Interest Income:
   Loans                                                           $ 6,353          $ 5,620         $12,427        $11,024
   Income on securities - tax exempt bonds                             495              482           1,038            963
     Taxable bonds                                                     681              607           1,370          1,245
     Dividends                                                          18               17              34             31
   Interest on federal funds sold                                       63               61              96            165
                                                                   -------          -------         -------        -------
       Total interest income                                         7,610            6,787          14,965         13,428

Interest Expense
   Deposits                                                          3,321            2,842           6,433          5,700
   Short-term borrowings                                                86                              221              -
   Long-term debt                                                      116               24             171             24
                                                                   -------          -------         -------        -------
       Total interest expense                                        3,523            2,866           6,825          5,724
                                                                   -------          -------         -------        -------
       Net interest income                                           4,087            3,921           8,140          7,704
Provision for loan losses                                              139              114             271            228
                                                                   -------          -------         -------        -------
       Net interest income after provision for loan losses         $ 3,948          $ 3,807         $ 7,869        $ 7,476
Other income
   Service charges on deposit accounts                                 456              346             850            661
   Gain (loss) on sale of available for sale securities                 (5)             (44)            (10)           (44)
   Other operating income                                               97              101             198            199
                                                                   -------          -------         -------        -------
                                                                       548              403           1,038            816
                                                                   -------          -------         -------        -------
Other Expenses
   Salaries and benefits                                             1,342            1,164           2,584          2,300
   Net occupancy expense of premises                                   384              300             761            644
   Other operating expenses                                            782              645           1,603          1,274
                                                                   -------          -------         -------        -------
                                                                     2,508            2,109           4,948          4,218
                                                                   -------          -------         -------        -------
     Income before income taxes                                      1,988            2,101           3,959          4,074
Income Tax Expense                                                     576              563           1,060          1,057
                                                                   -------          -------         -------        -------
     Net income                                                    $ 1,412          $ 1,538         $ 2,899        $ 3,017
                                                                   -------          -------         -------        -------

Earnings Per Share, basic and assuming dilution                    $  0.29          $  0.30         $  0.59        $  0.59
Dividends per share                                                $  0.13          $  0.12         $  0.26        $  0.24

See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows (Unaudited)
                            (Dollars in thousands)

                                                                                Six Months Ended
                                                                             -----------------------
                                                                             June 30         June 30
                                                                               2000           1999
                                                                               ----           ----
Cash Flows from Operating Activities
 Net income                                                                  $  2,899       $  3,017
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  499            407
   Provision for loan losses                                                      271            228
   Losses (gains) realized on available for sale securities                        10             44
   (Increase) decrease in other assets                                           (300)          (107)
   Increase (decrease) in other liabilities                                       133          1,562
                                                                             --------       --------
Net cash provided by operating activities                                       3,512          5,151

Cash Flows from Investing Activities
 Proceeds from maturities, calls, paydowns and sales
   of securities                                                                8,883          8,054
 Purchase of debt securities                                                     (230)        (4,542)
 (Purchase) sale of FHLB and Federal Reserve Bank stock                          (294)          (108)
 Net (increase) decrease in loans                                             (16,342)       (19,671)
 Purchases of bank premises and equipment                                        (764)          (273)
 Proceeds from sale of OREO                                                         -              -
                                                                             --------       --------
Net cash (used in) investing activities                                        (8,747)       (16,540)

Cash Flows from Financing Activities
 Net decrease in noninterest bearing and interest bearing
   demand deposits and savings accounts                                        (2,789)           959
 Net increase in certificates of deposit                                       18,623          5,018
 Proceeds from sale of common stock                                               197              -
 Acquisition of common stock                                                   (1,886)          (790)
 Dividends declared                                                            (1,285)        (1,230)
 Increase (decrease) in borrowings                                               (468)         4,700
                                                                             --------       --------
Net cash provided by financing activities                                      12,392          8,657
                                                                             --------       --------
 Increase (decrease) in cash and cash equivalents                               7,157         (2,732)
 Cash and cash equivalents
   Beginning of period                                                         10,258         21,522
                                                                             --------       --------
   End of period                                                             $ 17,415       $ 18,790
                                                                             --------       --------
Supplemental Disclosures of Cash Flow Information
 Cash paid for:
   Interest on deposits and other borrowings                                 $  6,688       $  5,724
   Income taxes                                                              $  1,532       $    759
See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
              Eastern Virginia Bankshares, Inc. and Subsidiaries
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                For the Six Months Ended June 30, 2000 and 1999
                            (Dollars in thousands)

                                                                                                     Accumulated
                                                                                                        Other
                                                                          Comprehensive  Retained  Comprehensive  Common    Capital
                                                                 Total        Income     Earnings     Income       Stock    Surplus
                                                                 -----        ------     --------     ------       -----    -------
Balances - January 1, 1999                                     $  42,257                 $ 27,877    $   365     $ 10,286   $ 3,729
Comprehensive income:
  Net income                                                       3,017      $   3,017     3,017
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period       (519)          (519)
     Add: reclassification adjustment, net of tax of $(15)            29             29
                                                               ---------      ---------
  Other comprehensive income, net of tax                            (490)          (490)                (490)
                                                               ---------      ---------
  Total comprehensive income                                       2,527      $   2,527
                                                                              ---------
Shares purchased and retired                                        -790                                              -92      -698
Dividends declared                                                (1,230)                  (1,230)
                                                               ---------                 --------
Balances-June 30, 1999                                         $  42,764                 $ 29,664    $  (125)    $ 10,194   $ 3,031
                                                               ---------                 --------    -------     --------   -------


Balances - January 1, 2000                                     $  42,795                 $ 31,388    $  (671)    $ 10,065   $ 2,014
Comprehensive income:
  Net income                                                       2,899      $   2,899     2,899
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period       (484)          (484)
     Add: reclassification adjustment, net of tax of $(3)              7              7
                                                               ---------      ---------
  Other comprehensive income, net of tax                            (477)          (477)                (477)
                                                               ---------      ---------
  Total comprehensive income                                       2,527      $   2,422
                                                                              ---------
Shares sold                                                          197                                               25       172
Shares purchased and retired                                      (1,886)                                            (205)   (1,682)
Dividends declared                                                (1,285)                  (1,285)
                                                               ---------                 --------
Balances-June 30, 2000                                         $  42,243                 $ 33,002    $(1,148)   $   9,885   $   504
                                                               ---------                 --------    --------    --------   -------

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Income for the three-month and six month periods ended June 30, 2000, and June 30, 1999, the Consolidated Statement of Cash Flows for the six-month periods ended June 30,2000, and June 30, 1999, and the Consolidated Statement of Changes in Shareholders' Equity for the six-month periods ended June 30, 2000, and June 30, 1999, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1999.

2. The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc ("EVB" or "the corporation") and its subsidiaries Southside Bank, Bank of Northumberland, Inc., and Hanover Bank with all significant intercompany transactions and accounts being eliminated in consolidation. Hanover Bank, a denovo subsidiary, was organized during the first quarter of 2000 and opened in Mechanicsville, VA on May 22, 2000.

3. During the three months ended June 30, 2000, the corporation issued 12,284 shares of its common stock at a price of $16.00 per share as a limited offering related to the opening of its Hanover Bank subsidiary. Prior to registration of the stock offering, the corporation repurchased 7,100 shares of its common stock at an average cost of $14.19 in market transactions early in the quarter, bringing repurchases for the year to 102,148 shares at an average cost of $18.46 per share.

4. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,934,128 and 5,113,112 for the three month periods ended June 30, 2000 and 1999, and were 4,951,682 and 5,125,968 for the six month periods ended June 30, 2000 and 1999.

6. EVB's amortized cost and estimated fair values of securities at June 30, 2000 are as follows:
                                   (in thousands)


                                                                                 Gross          Gross       Estimated
                                                                Amortized     Unrealized     Unrealized        Fair
                                                                   Cost          Gains        (Losses)         Value
                                                                   ----          -----        --------         ------
Available for Sale:
   U.S. Government obligations                                    $ 7,701         $  -         $   83         $ 7,618
   Obligations of U.S. Government agencies                         22,494           14            790          21,718
   Obligations of state/political subdivisions-tax exempt          37,707          103            693          37,117
   Obligations of state/political subdivisions-taxable              7,033            1            177           6,857
   Corporate bonds                                                  4,278            -            114           4,164
   Equity securities                                                1,496            -              -           1,496
                                                                  -------         ----         ------         -------
      Total                                                       $80,709         $118         $1,857         $78,970
                                                                  -------         ----         ------         -------

Note 7.  EVB's loan portfolio is composed of the following:
                     (in thousands)
                                               June 30          December 31
                                                2000               1999
                                                ----               ----
Real estate - construction                    $  8,908           $  8,267
Real estate - mortgage                         160,873            152,905
Commercial real estate                          35,880             33,103
Commercial, industrial and
   agricultural loans                           32,185             31,003
Consumer loans                                  55,739             51,890
All other loans                                    456                460
                                              --------           --------
   Total loans                                 294,041            277,628
Less unearned income                            (3,926)            (3,770)
Less allowance for loan losses                  (4,342)            (4,154)
                                              --------           --------
   Total net loans                            $285,773           $269,704
                                              --------           --------

EVB has $1.6 million in non-performing loans at June 30, 2000.

Note 8.  Allowance for Loan Losses
                                        June 30    December 31     June 30
                                          2000         1999         1999
                                          ----         ----         ----
Balance January 1                        $4,154       $3,860       $3,860
Provision charged against income            271          510          228
Recoveries of loans charged off             171          250          155
Loans charged off                          (254)        (466)        (215)
                                         ------       ------       ------
Balance at end of period                 $4,342       $4,154       $4,028
                                         ------       ------       ------

Note 9.  Accounting Rule Changes
There were no new Financial Accounting Standards Board promulgations in the second quarter of 2000 that will impact Eastern Virginia Bankshares, Inc.

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 8.2% to $1,412,000 for the second quarter of 2000, compared to $1,538,000 for the same period in 1999. Earnings per share decreased 3.3% to $0.29 compared to $0.30 in the second quarter of 1999. Year-to-date earnings per share of $0.59 are identical to that of the first six months of 1999. Management projects earnings for the year 2000 to be at or above the $1.17 earned in 1999; this in a year in which the corporation is absorbing approximately $600 thousand (pretax) of expense related to investments in imaging technology and startup of Hanover Bank.

Total assets on June 30, 2000 were $392.8 million, up $15 million or 4.0% from $377.8 million at December 31, 1999. For the quarter, total assets averaged $391.3 million or 10.4% above the second quarter 1999 average of $354.4 million. Total loans, net of unearned income, were $290.1 million at June 30, 2000, an increase of $ 16.3 million or 5.9% from $273.9 million at December 31, 1999. Total loans net of the allowance for loan losses as a percent of total assets were 72.8% at June 30, 2000, as compared to 71.4% at December 31, 1999. Net loan volume for the first six months of 2000 was $16.3 million as compared to $19.5 million for the first six months of 1999. Decreased loan growth in 2000 versus 1999 is related primarily to the higher interest rate environment.

On June 30, 2000, the securities portfolio totaled $79.0 million, which was $9.1 million or 10.3% less than at December 31, 1999. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $3.5 million on June 30, 2000, compared to a net Federal funds purchased position of $1.5 million at December 31, 1999, a net increase of $5 million. This increase in Federal Funds Sold is primarily the result of management's decision to increase liquidity by moving part of the securities portfolio to a daily funds available position. During the second quarter of 2000, the corporation also reduced it's borrowing with the Federal Home Loan Bank of Atlanta, from $13 million at March 31, to $9 million at June 30, or $1 million above the $8 million outstanding at 1999 year end.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). Effective with the beginning of the second quarter of 2000, the Boards of the subsidiary banks approved the transfer of all securities to the Available for Sale category, eliminating the former Held to Maturity classification. The market value of securities at June 30, 2000, was $79.0 million as compared to $43.3 million Available for Sale and $44.8 million Held to Maturity at year end 1999. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was a negative $1.1 million at June 30, 2000, compared to a negative $671 thousand at 1999 year end. This $477 thousand increase in the unrealized loss on securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement. This increase in the unrealized loss on securities is a combination of $390 thousand from the reclassification of Held to Maturity securities and $87 thousand from decreased market values caused by increasing interest rates.

Total deposits of $338.5 million at quarter end represented an increase of $15.8 million or 4.9% from $322.6 million at December 31, 1999. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. The second quarter reflected an increase in time deposits resulting from a time deposit promotion initiated in the first quarter and a continued increase in noninterest bearing demand deposits.


RESULTS OF OPERATIONS

Eastern Virginia Bankshares reported decreased earnings for the second quarter of 2000. Net income for the quarter was $1.4 million , a decrease of $126 thousand from second quarter 1999 earnings of $1.5 million. Net income for the six months ended June 30, 2000 decreased 3.9% to $2.9 million compared to $3.0 million for the first half of 1999. Net income for the quarter was impacted by decreasing net interest margin, and an increase in non interest expense of $399 thousand or 18.9%. Increased non interest expense was primarily the result of previously announced initiatives that saw the opening of a new subsidiary Hanover Bank in Mechanicsville in May, and the implementation of imaging technology in January, 2000. Earnings per share for the second quarter decreased a penny to $0.29 from $0.30 in the second quarter of 1999. Earnings per share were $.59 for the six months ended June 30, 2000, flat with the first six months of 1999. Profitability as measured by the corporation's annualized return on average assets (ROA) was 1.44% for the quarter ended June 30. 2000, down from 1.74% for the same period of 1999. Annualized ROA for the first six months of 2000 was 1.50% as compared to 1.72% for the first six months of 1999 and 1.64% for the year ended December 31, 1999. A second key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 2000 was 13.46%, also down from 14.36% for the second quarter of 1999. ROE for the six month period ended June 30, 2000, was 13.82%, compared to 14.14% for the first half of 1999, and 13.95% for the full year 1999.

Net Interest Income

Net interest income totaled $4.1 million for the quarter, a $166 thousand or 4.2% increase over the Company's performance for the second quarter of 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets partially offset by a decreased net interest margin. For the quarter ended June 30, 2000, the average balance of interest earning assets increased to $375.8 million from $340.1 million for the same quarter in 1999. The increase in average earning assets is a result of an increase of $32.8 million or 12.8% in the average balance of loans held in the corporation's loan portfolio, combined with a 4.5% increase in average securities and a 15% decrease in average fed funds sold. The increase in average loans is the result of strong loan demand and management's effort to redirect a portion of its excess cash reserves (fed funds sold) into higher yielding loans.

The net interest margin for the three month period ended June 30, 2000 was 4.58%, compared to 4.86% for the comparable period in the prior year. The decrease in net interest margin results from a 36 basis point increase in the cost of interest bearing funds from 4.17% in 1999 to 4.53% for the second quarter of 2000, while the yield on interest bearing assets on a taxable equivalent basis was up by only 10 basis points, from 8.23% to 8.33% for the same periods. The decrease in net interest margin was in line with industry results in an environment of increasing interest rates and also was impacted by borrowing with the Federal Home Loan Bank of Atlanta.

Net interest income for the six months ended June 30, 200 was $8.1 million, an increase of $436 thousand, or 5.6% from $7.7 million for the same period in 1999. For the six months ended June 30, 2000, average loans increased $33.2 million to $282.8 million compared to $249.5 million for the same period in 1999. The increase in average loans is the result of continuing strong loan demand and management's effort to redirect a portion of its excess cash reserves (Fed Funds Sold) into higher yielding loans. The 20 basis point decrease in net interest margin results from a 25 basis point increase in the cost of interest bearing funds from 4.19% in 1999 to 4.44% for the first six months of 2000, while the yield on interest bearing assets on a taxable equivalent basis increased by only eight basis points from 8.22% to 8.30% for the same periods.

Noninterest Income

Total noninterest income, excluding securities transactions, was $553 thousand for the quarter, a 23.7% increase from second quarter 1999 noninterest income of $447 thousand. Realized losses on securities sales during the quarter were $5 thousand compared to $44 thousand in the second quarter of 1999. Service charges on deposit accounts increased 31.8% compared to second quarter 1999 as the corporation returned to more normal growth after a service charge decrease in 1999 related to implementation of an overdraft protection product feature. Noninterest income, excluding securities transactions, for the six months ended June 30, 2000 increased $188 thousand from $860 thousand in 1999 to $1.05 million in 2000, again the result of increased service charges.

Noninterest Expense

Total noninterest expense increased $399 thousand or 18.9% from $2.11 million for the second quarter of 1999 to $2.51 million in 2000. Salary and benefits expense increased $178 thousand or 15.3% for the quarter vs. 1999, as the result of staffing of Hanover Bank and normal increases in salaries and benefits. Net occupancy expense increased $84 thousand or 28% for the quarter vs. 1999 to $384 thousand compared to $300 thousand in the same period in the prior year, again primarily the result of the start up of Hanover Bank and implementation of imaging technology with its $20 thousand per month depreciation cost. All other noninterest expenses increased $137 thousand or 21.2% to $782 thousand for the second quarter of 2000 from $645 thousand for the same period in 1999, resulting from $93 thousand of Hanover Bank start up expenses, a $36 thousand increase in printing and supplies, and a $30 thousand increase in consulting fees.

For the six months ended June 30, 2000, total noninterest expense increased $730 thousand (17.3%) to $4.9 million from $4.2 million for the comparable period of 1999. The largest contributors to this increase are (1) salaries and benefits which increased $284 thousand to $2.6 million from $2.3 million for the first six months of 1999, with $127 thousand of this increase attributed to the addition of Hanover Bank; occupancy and equipment expense which increased $117 thousand or 18.2% to $761 thousand, compared to $644 thousand for the same period of 1999, with depreciation expenses related to implementation of imaging technology making up almost this entire increase; and other noninterest expenses increasing $329 thousand to $1.6 million from $1.3 million at June 30, 1999. The primary other noninterest expense increases were: consultant fees up $55 thousand or 121.% to $123 thousand; advertising/marketing up $54 thousand or 57% to $149 thousand; printing and supplies up $50 thousand or 26% to $243 thousand; and directors' fees up $35 thousand or 45% to $111 thousand. The Hanover Bank startup was responsible for $162 thousand or 49% of the increase in other noninterest expenses.

Income Taxes

Income tax expense for the second quarter of 2000 was $576 thousand, compared to $563 thousand for the same period in 1999. Income taxes reflect an effective tax rate of 26.8% for the first six months of 2000 as compared to 25.9% for the first six months of 1999.

Impact of the Year 2000 Issue

As reported in EVB's annual report to shareholders, the Company encountered no problems related to the Year 2000 date change. Prior years' expenses related to hardware and software upgrades and training proved to be effective investments in ensuring quality customer service without interruption.

ASSET QUALITY

Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.0 million at June 30, 2000, compared to $2.1 million at year end 1999, reflecting a year-to-date decrease in nonperforming assets of 2.5%. Nonperforming assets, which continue to be at or near a seven year historical low as a percentage of total loans, are composed largely of real estate mortgage loans secured by real estate in the Corporation's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $62 thousand for the quarter and $83 thousand for the first six months of 2000, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.09% and 0.06% for the three and six month periods ended June 30, 2000. This compares to 1999 full year charge-offs of $216 thousand or 0.08% of average loans.

The allowance for loan losses increased to $4.34 million at June 30, 2000, as compared to $4.15 million at December 31, 1999. The allowance increased $188 thousand in the first six months of 2000 compared to $168 thousand for the first six months of 1999. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.50% at June 30, 2000, and 1.52% at year end 1999.

Nonperforming loans at June 30, 2000 were $ 1.6 million, or 0.55% of total loans, compared to $1.8 million or 0.66% at 1999 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 2000, the corporation had no loans classified as impaired. Interest income recognized on impaired loans as of June 30, 2000, was less than $1 thousand. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $793 thousand at June 30, 2000, compared to $1.35 million at December 31, 1999.

Nonperforming Assets

                                                                           June 30         December 31
                                                                           -------         -----------
                                                                             2000               1999
                                                                           -------            -------
Nonaccrual loans                                                           $ 1,596            $ 1,822
Restructured loans                                                               -                  -
Other real estate owned                                                        418                243
                                                                           -------            -------
   Total nonperforming assets                                              $ 2,014            $ 2,065
                                                                           -------            -------
Loans past due 90 days and accruing interest                               $   793            $ 1,345
Nonperforming assets to total loans and other real estate                     0.69%              0.75%
Allowance for loan losses to nonaccrual loans                               272.06%            227.99%
Allowance for loan losses to period end loans                                 1.50%              1.52%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 2000 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At June 30, 2000, potential problem loans were approximately $1.31 million including 6 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $642 thousand.

LIQUIDITY

Liquidity represents the Company's ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB's subsidiary banks maintain borrowing arrangements with major regional banks, and the Federal Home Loan Bank. As a measure to further enhance liquidity, the Corporation reclassified all held-to-maturity securities to the available-for-sale category effective with the beginning of the second quarter. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at June 30, 2000 was $43.39 million, or 16.92% of risk-weighted assets, for Tier 1 capital and $46.60 million, or 18.25% for total risk based capital.. Tier 1 capital consists primarily of common shareholders' equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

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

Forward-Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The information set forth above includes "forward-looking" statements. Although EVB believes that its expectations concerning certain statements that are not historical facts are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, these forward-looking statements are subject to uncertainties which could cause actual results to
differ materially from historical results or those anticipated.   Therefore
readers are cautioned not to place undue reliance on forward-looking statements.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 20, 2000, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                              Number of Shares
                                     For            Against      Abstain
                                     ---            -------      -------
       Thomas M. Boyd, Jr.           3,756,643       14,302       17,545
       W. Rand Cook                  3,756,643       14,302       17,545
       Robert L. Covington           3,756,643       14,302       17,545
       L. Edelyn Dawson,Jr.          3,756,643       14,302       17,545
       Lewis R. Reynolds             3,756,643       14,302       17,545
       F. L. Garrett, III            3,756,643       14,302       17,545
       G. Warren Haynie, Jr.         3,756,643       14,302       17,545
       Eric A. Johnson               3,756,643       14,302       17,545
       William L. Lewis              3,756,643       14,302       17,545
       Leslie E. Taylor              3,756,643       14,302       17,545
       J. T. Thompson, III           3,756,643       14,302       17,545

2. To ratify the appointment by the Board of Directors of Yount, Hyde & Barbour, P.C. as the Corporation's independent auditors for the ensuing year.

       For                 3,778,218
       Against                 6,554
       Abstain                13,718

Item 5. Other Information  (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.    Exhibit Name
-----------    ------------
         11    Statement re: Computation of Per Share Earnings - Included under
               Part I, Item I, Note 5of this Form 10-Q.
         27    Financial Data Schedule  -  Included herein as Exhibit 27 on page 14

b)  No reports on Form 8-K were filed during the second quarter of 2000.

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


Date: August 4, 2000