Form 10-Q
period 2000-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2000-11-08
CIK 1047170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

  [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 2000

                                       OR
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
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


The number of shares of the registrant's Common Stock outstanding as of November 3, 2000 was 4,947,887.

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 2000

Part I
------
Item 1.       Financial Statements                                              2
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             7
Item 3.       Quantitative and Qualitative Disclosures About Market Risk       12

Part II
-------
Item 1.       Legal Proceedings                                                12
Item 2.       Changes in Securities                                            12
Item 3.       Defaults Upon Senior Securities                                  12
Item 4.       Submission of Matters to a Vote of Security Holders              12
Item 5.       Other Information                                                12
Item 6.       Exhibits and Reports on Form 8-K                                 12

Signatures                                                                     12


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                   September 30     December 31
                                                                       2000              1999
                                                                     --------          --------
Assets:
Cash and due from banks                                              $ 12,534          $ 10,258
Federal funds sold                                                     10,512                 -
Securities                                                             78,615            88,076
Loans, net of unearned income                                         290,758           273,858
 Allowance for loan losses                                             (4,353)           (4,154)
                                                                     --------          --------
  Net loans                                                           286,405           269,704
Deferred income taxes                                                   1,551             1,641
Bank premises and equipment                                             4,841             4,568
Accrued interest receivable                                             2,656             2,582
Other real estate                                                         620               243
Other assets                                                              978               767
                                                                     --------          --------
  Total assets                                                       $398,712          $377,839
                                                                     --------          --------

Liabilities and Shareholders' Equity
Liabilities
  Noninterest-bearing demand accounts                                $ 36,523          $ 32,815
  Savings accounts and interest bearing deposits                      130,740           139,248
  Time deposits                                                       177,298           150,584
                                                                     --------          --------
   Total deposits                                                     344,561           322,647
  Short-term borrowings                                                     -             6,468
  Long-term debt                                                        7,000             3,000
  Accrued interest payable                                              1,096               796
  Other liabilities                                                     2,344             2,133
                                                                     --------          --------
   Total liabilities                                                  355,001           335,044
Shareholders' Equity
  Common stock of $2 par value per share, authorized
   50,000,000 shares, issued and outstanding
   4,947,140 and 5,032,263 respectively                                 9,894            10,064
  Surplus                                                                 572             2,014
  Retained earnings                                                    33,740            31,388
  Accumulated other comprehensive income                                 (495)             (671)
                                                                     --------          --------
    Total shareholders' equity                                         43,711            42,795

    Total liabilities and shareholders' equity                       $398,712          $377,839
                                                                     --------          --------

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except share amounts)

                                                                             Three                     Nine Months
                                                                          Months Ended                    Ended
                                                                          September 30                 September 30
                                                                      2000           1999           2000           1999
                                                                     ------         ------        -------        -------
Interest Income:
   Loans                                                             $6,465         $5,726        $18,892        $16,750
   Interest on securities:
     Taxable bonds                                                      669            603          2,039          1,848
     Tax exempt bonds                                                   440            472          1,478          1,435
     Dividends                                                           19             21             53             52
   Interest on federal funds sold                                       173            182            269            347
                                                                     ------         ------        -------        -------
       Total interest income                                          7,766          7,004         22,731         20,432

Interest Expense
   Deposits                                                           3,671          2,995         10,104          8,695
   Borrowings                                                            98             44            490             68
                                                                     ------         ------        -------        -------
       Total interest expense                                         3,769          3,039         10,594          8,763
                                                                     ------         ------        -------        -------
       Net interest income                                            3,997          3,965         12,137         11,669
Provision for loan losses                                               127            144            398            372
                                                                     ------         ------        -------        -------
       Net interest income after provision for loan losses           $3,870         $3,821        $11,739        $11,297
Other income
   Service charges on deposit accounts                                  446            370          1,296          1,031
   Gain (loss) on sale of available for sale securities                   -              -            (10)           (44)
   Other operating income                                                87            105            285            304
                                                                     ------         ------        -------        -------
                                                                        533            475          1,571          1,291
                                                                     ------         ------        -------        -------
Other Expenses
   Salaries and benefits                                              1,406          1,186          3,990          3,486
   Net occupancy expense of premises                                    306            387          1,067          1,031
   Printing and supplies                                                148             89            391            281
   Other operating expenses                                             691            560          2,051          1,642
                                                                     ------         ------        -------        -------
                                                                      2,551          2,222          7,499          6,440
                                                                     ------         ------        -------        -------
     Income before income taxes                                       1,852          2,074          5,811          6,148
Income Tax Expense                                                      471            606          1,531          1,663
                                                                     ------         ------        -------        -------
     Net income                                                      $1,381         $1,468        $ 4,280        $ 4,485
                                                                     ------         ------        -------        -------

Earnings Per Share, basic and assuming dilution(1)                    $0.28          $0.29          $0.87          $0.88
Dividends per share(1)                                                $0.13          $0.12          $0.39          $0.36

(1)See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                     ----------------
                                                                               September 30        September 30
                                                                                   2000                  1999
                                                                                 --------              --------
Cash Flows from Operating Activities
 Net income                                                                      $  4,280              $  4,485
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                      688                   693
   Provision for loan losses                                                          398                   372
   Losses (gains) realized on available for sale securities                            10                    44
   Net (gain) loss on sale of OREO                                                     (9)                    -
   (Increase) decrease in other assets                                               (568)                   77
   Increase (decrease) in other liabilities                                           512                 1,810
                                                                                 --------              --------
Net cash provided by operating activities                                           5,311                 7,481
Cash Flows from Investing Activities
 Proceeds from maturities, calls, paydowns and sales
   of securities                                                                   11,192                11,050
 Purchase of debt securities                                                       (1,073)              (10,086)
 (Purchase) sale of FHLB and Federal Reserve Bank stock                              (487)                 (143)
 Net (increase) decrease in loans                                                 (17,150)              (27,203)
 Purchases of bank premises and equipment                                            (961)                 (442)
 Proceeds from sale of OREO                                                            50                     -
                                                                                 --------              --------
Net cash (used in) investing activities                                            (8,429)              (26,824)
Cash Flows from Financing Activities
 Net decrease in noninterest bearing and interest bearing
   demand deposits and savings accounts                                            (4,801)                2,133
 Net increase in certificates of deposit                                           26,715                17,697
 Proceeds from sale of common stock                                                   274                     -
 Acquisition of common stock                                                       (1,886)               (1,421)
 Dividends declared                                                                (1,928)               (1,842)
 Increase (decrease) in borrowings                                                 (2,468)                3,000
                                                                                 --------              --------
Net cash provided by financing activities                                          15,906                19,567
                                                                                 --------              --------
 Increase (decrease) in cash and cash equivalents                                  12,788                   224
 Cash and cash equivalents
   Beginning of period                                                             10,258                21,522
                                                                                 --------              --------
   End of period                                                                 $ 23,046              $ 21,746
                                                                                 --------              --------
Supplemental Disclosures of Cash Flow Information
 Cash paid for:
   Interest on deposits and other borrowings                                     $ 10,293              $  8,655
   Income taxes                                                                  $  2,187              $  1,245
   Transfer of loans to OREO                                                     $    418              $      -
See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
             For the Nine Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                                                     Comprehensive   Retained   Comprehensive   Common     Capital
                                                         Total          Income       Earnings      Income        Stock     Surplus
                                                     -------------   -------------   --------   -------------   --------   -------
Balances - January 1, 1999                                 $42,257                    $27,877           $ 365    $10,286   $ 3,729
Comprehensive income:
  Net income                                                 4,485          $4,485      4,485
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
       available for sale:
     Unrealized holding gain/(loss) arising
       during the period                                      (730)           (730)
     Add: reclassification adjustment, net of
       tax of $ (15)                                            29              29
                                                           -------          ------
  Other comprehensive income, net of tax                      (701)           (701)                      (701)
                                                           -------          ------
  Total comprehensive income                                                $3,784
                                                                            ------
Shares purchased and retired                                (1,421)                                                 (166)   (1,255)
Dividends declared                                          (1,842)                    (1,842)
                                                           -------                    -------
Balances-September 30, 1999                                $42,778                    $30,520           $(336)   $10,120   $ 2,474
                                                           -------                    -------   -------------   --------   -------


Balances - January 1, 2000                                 $42,795                    $31,388           $(671)   $10,065   $ 2,014
Comprehensive income:
  Net income                                                 4,280          $4,280      4,280
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
       available for sale:
     Unrealized holding gain/(loss) arising
       during the period                                       169             169
     Add: reclassification adjustment,
       net of tax of $(3)                                        7               7
                                                           -------          ------
  Other comprehensive income, net of tax                       176             176                        176
                                                           -------          ------
  Total comprehensive income                                                $4,456
                                                                            ------
Shares issued                                                  274                                                    34       240
Shares purchased and retired                                (1,886)                                                 (205)   (1,682)
Dividends declared                                          (1,928)                    (1,928)
                                                           -------                    -------   -------------
Balances-September 30, 2000                                $43,711                    $33,740           $(495)   $ 9,894   $   572
                                                           -------                    -------   -------------   --------   -------

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)

1. The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Income for the three-month and nine month periods ended September 30, 2000, and September 30, 1999, the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2000, and September 30, 1999, and the Consolidated Statement of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2000, and September 30, 1999, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 1999.


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

3. During the three months ended September 30, 2000, the corporation issued 4,847 shares of its common stock at a price of $16.00 per share, bringing year-to-date shares issued to 17,131, as a limited offering related to the opening of its Hanover Bank subsidiary. Prior to registration of the stock offering, the corporation repurchased 102,148 shares at an average cost of $18.46 per share during the first four months of the year.

4. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,938,644 and 5,113,112 for the three month periods ended September 30, 2000 and 1999, and were 4,947,335 and 5,073,144 for the nine month periods ended September 30, 2000 and 1999.

6. EVB's amortized cost and estimated fair values of securities at September 30, 2000 are as follows:

                                 (in thousands)

                                                                                  September 30, 2000
                                                                                  ------------------
                                                                                 Gross         Gross       Estimated
                                                                Amortized     Unrealized     Unrealized       Fair
                                                                   Cost          Gains         Losses        Value
                                                               ------------  -------------  ------------  ------------
Available for Sale:
   U.S. Government obligations                                      $ 7,698           $  2        $   34       $ 7,666
   Obligations of U.S. Government agencies                           22,396             20           453        21,963
   Obligations of state/political subdivisions-tax exempt            36,324            263           415        36,172
   Obligations of state/political subdivisions-taxable                7,033             21            93         6,961
   Corporate bonds                                                    4,226              -            61         4,165
   Equity securities                                                  1,688              -             -         1,688
                                                                    -------           ----        ------       -------
      Total                                                         $79,365           $306        $1,056       $78,615
                                                                    -------           ----        ------       -------

Note 7.  EVB's loan portfolio is composed of the following:

                                 (in thousands)

                                             September 30        December 31
                                                 2000                1999
                                              --------            --------
Real estate - construction                    $  8,948            $  8,267
Real estate - mortgage                         159,929             152,905
Commercial real estate                          36,427              33,103
Commercial, industrial and
   agricultural loans                           31,135              31,003
Consumer loans                                  57,939              51,890
All other loans                                    476                 460
                                              --------            --------
   Total loans                                 294,854             277,628
Less unearned income                            (4,096)             (3,770)
Less allowance for loan losses                  (4,353)             (4,154)
                                              --------            --------
   Total net loans                            $286,405            $269,704
                                              --------            --------


EVB has $2.4 million in non-performing loans at September 30, 2000.

Note 8.  Allowance for Loan Losses

                                               September 30       December 31       September 30
                                                   2000              1999              1999
                                                  ------            ------            ------
Balance at beginning of year                      $4,154            $3,860            $3,860
Provision charged against income                     398               510               372
Recoveries of loans charged off                      245               250               194
Loans charged off                                   (444)             (466)             (322)
                                                  ------            ------            ------
Balance at end of period                          $4,353            $4,154            $4,104
                                                  ------            ------            ------

Note 9.  Accounting Rule Changes
There were no new Financial Accounting Standards Board promulgations in the third quarter of 2000 that will impact Eastern Virginia Bankshares, Inc.

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 5.9% to $1,381,000 for the third quarter of 2000, compared to $1,468,000 for the same period in 1999. Earnings per share decreased 3.4% to $0.28 compared to $0.29 in the third quarter of 1999. Year-to-date earnings per share of $0.87 are down $.01 compared to the first nine months of 1999. Management projects earnings for the year 2000 to be slightly below the $1.17 earned in 1999; as the corporation absorbs approximately $600 thousand (pretax) of expense related to investments in imaging technology and startup of Hanover Bank.

Total assets on September 30, 2000 were $398.7 million, up $20.9 million or 5.5% from $377.8 million at December 31, 1999. For the quarter, total assets averaged $395.5 million or 7.0% above the third quarter 1999 average of $369.8 million. Total loans, net of unearned income, were $290.8 million at September 30, 2000, an increase of $ 16.9 million or 6.2 % from $ 273.9 million at December 31, 1999. Total loans net of the allowance for loan losses as a percent of total assets were 71.8% at September 30, 2000, as compared to 71.4% at December 31, 1999. Net loan volume for the first nine months of 2000 was $
16.9 million as compared to $ 27.4 million for the first nine months of 1999. Decreased loan growth in 2000 versus 1999, although still strong, is related primarily to the higher interest rate environment.

On September 30, 2000, the securities portfolio totaled $ 78.6 million, which was $9.5 million or 10.7 % less than at December 31, 1999. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $10.5 million on September 30, 2000, compared to a net Federal funds purchased position of $1.5 million at December 31, 1999, a net increase of $12.0 million. This increase in Federal Funds Sold is primarily the result of management's decision to increase liquidity by moving part of the securities portfolio to a daily funds available position. During the third quarter of 2000, the corporation also reduced it's borrowing with the Federal Home Loan Bank of Atlanta, from $9 million at June 30, to $7 million at September 30, or $1 million below the $8 million outstanding at 1999 year end.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). Effective with the beginning of the second quarter of 2000, the Boards of the subsidiary banks approved the transfer of all securities to the Available for Sale category, eliminating the former Held to Maturity classification. The market value of securities at September 30, 2000, was $ 78.6 million as compared to $43.3 million Available for Sale and $44.5 million Held to Maturity at year end 1999. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was a negative $ 495 thousand at September 30, 2000, compared to a negative $ 671 thousand at 1999 year end. This $176 thousand decrease in the unrealized loss on securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement. This decrease in the unrealized loss on securities is the result of increased market values caused by market reaction to the recent perceived stabilization of interest rates.

Total deposits of $344.6 million at quarter end represented an increase of $
21.9 million or 6.8 % from $322.6 million at December 31, 1999. EVB offers attractive, yet competitive rates, to maintain a strong, stable deposit base. The third quarter reflected an increase in time deposits resulting primarily from the May opening of Hanover Bank.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares reported decreased earnings for the third quarter of 2000. Net income for the quarter was $1.4 million , a decrease of $87 thousand from third quarter 1999 earnings of $1.5 million. Net income for the nine months ended September 30, 2000 decreased 4.6% to $4.3 million compared to $4.5 million for the same period in 1999. Net income for the quarter was impacted by decreasing net interest margin, and an increase in non interest expense of $329 thousand or 14.8%. Increased non interest expense was primarily the result of previously announced initiatives that saw the opening of a new subsidiary, Hanover Bank, in Mechanicsville in May, and the implementation of imaging technology in January, 2000. Earnings per share for the third quarter decreased a penny to $0.28 from $0.29 in the third quarter of 1999. Earnings per share were $0.87 for the nine months ended September 30, 2000, down one penny from the first nine months of 1999. Profitability as measured by the corporation's annualized return on average assets (ROA) was 1.40% for the quarter ended September 30. 2000, down from 1.59% for the same period of 1999. Annualized ROA for the first nine months of 2000 was 1.46% as compared to 1.67% for the first nine months of 1999 and 1.64% for the year ended December 31, 1999. A second key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 2000 was 12.96%, also down from 13.76% for the third quarter of 1999. ROE for the nine month period ended September 30, 2000, was 13.51%, compared to 14.01% for the first nine months of 1999, and 13.95% for the full year 1999.

Net Interest Income

Net interest income totaled $4.0 million for the quarter, a $32 thousand or 1.0% increase over the Company's performance for the third quarter of 1999. The increase in net interest income is a result of an increase in the average balance of interest earning assets partially offset by a decreased net interest margin. For the quarter ended September 30, 2000, the average balance of interest earning assets increased to $378.1 million from $354.5 million for the same quarter in 1999. The increase in average earning assets is a result of an increase of $27.7 million or 10.5% in the average balance of loans held in the corporation's loan portfolio, combined with a 1.0% increase in average securities and a 30% decrease in average federal funds sold. The increase in average loans is the result of strong loan demand and management's effort to redirect a portion of its excess cash reserves (fed funds sold) into higher yielding assets.

The net interest margin for the three month period ended September 30, 2000 was 4.43%, compared to 4.71% for the comparable period in the prior year. The decrease in net interest margin results from a 61 basis point increase in the cost of interest bearing funds from 4.20% in 1999 to 4.81% for the third quarter of 2000, while the yield on interest bearing assets on a taxable equivalent basis was up by only 28 basis points, from 8.14% to 8.42% for the same periods. The decrease in net interest margin was in line with industry results in an environment of increased interest rates and also was impacted by borrowing with the Federal Home Loan Bank of Atlanta.

Net interest income for the nine months ended September 30, 200 was $12.1 million, an increase of $ 468 thousand, or 4.0% from $11.7 million for the same period in 1999. For the nine months ended September 30, 2000, average loans increased $31.4 million to $285.2 million compared to $253.8 million for the same period in 1999. The increase in average loans is the result of continuing strong loan demand and management's effort to redirect a portion of its excess cash reserves (Fed Funds Sold) into higher yielding assets. The 25 basis point decrease in net interest margin results from a 37 basis point increase in the cost of interest bearing funds from 4.19% in 1999 to 4.56% for the first nine months of 2000, while the yield on interest bearing assets on a taxable equivalent basis increased by only 13 basis points from 8.19% to 8.32% for the same periods.

Noninterest Income

Total noninterest income, excluding securities transactions, was $533 thousand for the quarter, a 12.2% increase from third quarter 1999 noninterest income of $475 thousand. There were no realized gains or losses on securities during the quarter of either year. Service charges on deposit accounts increased 20.5% compared to third quarter 1999 as the corporation returned to more normal growth after a service charge decrease in 1999 related to implementation of an overdraft protection product feature. Noninterest income, excluding securities transactions, for the nine months ended September 30, 2000 increased $246 thousand from $1.3 million in 1999 to $1.6 million in 2000, again the result of increased service charges.

Noninterest Expense

Total noninterest expense increased $ 329 thousand or 14.8 % from $2.22 million for the third quarter of 1999 to $2.55 million in 2000. Salary and benefits expense increased $220 thousand or 18.5% for the quarter vs. 1999, as the result of staffing of Hanover Bank and normal increases in salaries and benefits. Net occupancy expense showed a decrease of $81 thousand or 21% for the quarter vs. 1999 to $306 thousand compared to $387 thousand in the same period in the prior year, as assets reaching a fully depreciated level temporarily exceeded new
fixed assets acquired   All other noninterest expenses increased $190 thousand
or 29.3% to $ 839 thousand for the third quarter of 2000 from $649 thousand for the same period in 1999, resulting primarily from the addition of Hanover Bank start up which accounted for a $180 thousand increase in the all other operating expense category.

For the nine months ended September 30, 2000, total noninterest expense increased $1.06 million (16.4%) to $ 7.50 million from $ 6.44 million for the
comparable period of 1999.   The largest contributors to this increase are (1)
salaries and benefits which increased $504 thousand to $4.0 million from $3.5 million for the first nine months of 1999, with $234 thousand of this increase attributed to the addition of Hanover Bank; occupancy and equipment expense which increased $36 thousand or 3.5% to $1.07 million, compared to $1.03 million for the same period of 1999, with depreciation expenses related to implementation of imaging technology making up this entire increase; and other noninterest expenses increasing $519 thousand or 27% to $2.44 million from $1.92 million at September 30, 1999. The primary other noninterest expense increases included: consultant fees up $110 thousand or 184% to $170 thousand; printing and supplies up $109 thousand or 39% to $391 thousand; directors' fees up $46 thousand or 40% to $160 thousand; state exam fee up $45 thousand or 125% to $81 thousand, partially because of payment timing differences; data processing up $44 thousand or 28% to $197 thousand; legal fees up $41 thousand or 68% to $101 thousand; telephone up $34 thousand or 28%, and advertising/marketing up $30 thousand or 17% to $207 thousand. Hanover Bank was responsible for $293 thousand or 49% of the increase in other noninterest expenses.

Income Taxes

Income tax expense for the second quarter of 2000 was $471 thousand, compared to $606 thousand for the same period in 1999. Income taxes reflect an effective tax rate of 26.3% for the first nine months of 2000 as compared to 27.0% for the first nine months of 1999.

Impact of the Year 2000 Issue

As reported in EVB's annual report to shareholders, the Company encountered no problems related to the Year 2000 date change. Prior years' expenses related to hardware and software upgrades and training proved to be effective investments in ensuring quality customer service without interruption.



ASSET QUALITY

Asset quality continues to be good based on management review. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $2.4 million at September 30, 2000, compared to $2.1 million at year end 1999, reflecting a year-to-date increase in nonperforming assets of 14.6%. Nonperforming assets are composed largely of real estate mortgage loans secured by residential real estate in the Corporation's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $ 116 thousand for the quarter and $199 thousand for the first nine months of 2000, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.16 % and 0.09% for the three and nine month periods ended September 30, 2000. This compares to 1999 full year charge-offs of $216 thousand or 0.08% of average loans.

The allowance for loan losses increased to $4.35 million at September 30, 2000, as compared to $4.15 million at December 31, 1999. The allowance increased $ 199 thousand in the first nine months of 2000 compared to $244 thousand for the first nine months of 1999. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.50 % at September 30, 2000, and 1.52% at year end 1999.

Nonperforming loans at September 30, 2000 were $ 1.7 million, or 0.60 % of total loans, compared to $1.8 million or 0.67% at 1999 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 2000, the corporation had no loans classified as impaired. Interest income recognized on impaired loans as of September 30, 2000, was less than $ 1 thousand. Loans past due 90 days or more and still accruing interest because they were well secured and in the process of collection were $818 thousand at September 30, 2000, compared to $1.35 million at December 31, 1999.

Nonperforming Assets

                                             September 30         December 31
                                          -------------------  -----------------
                                                   2000               1999
                                                -------            -------
Nonaccrual loans                                $ 1,746            $ 1,822
Restructured loans                                    -                  -
Other real estate owned                             620                243
                                                -------            -------
   Total nonperforming assets                   $ 2,366            $ 2,065
                                                -------            -------
Loans past due 90 days and
   accruing interest                            $   818            $ 1,345
Nonperforming assets to total loans
   and other real estate                           0.81%              0.75%
Allowance for loan losses to
   nonaccrual loans                              249.31%            227.99%
Allowance for loan losses to
   period end loans                                1.50%              1.52%


EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 2000 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At September 30, 2000, potential problem loans were approximately $ 915 thousand including 4 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $435 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at September 30, 2000 was $44.21 million, or 17.08% of risk-weighted assets, for Tier 1 capital and $47.44 million, or 18.41% for total risk based capital. Tier 1 capital consists primarily of common shareholders' equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders   (not applicable)

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.  Exhibit Name
-----------  ------------------------------------------------------------------
    11       Statement re: Computation of Per Share Earnings - Included under
             Part I, Item I, Note 5 of this Form 10-Q.
    27       Financial Data Schedule - Included herein as Exhibit 27 on page 13

b)  No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

___________________________________
/s/  Thomas M. Boyd, Jr.                  President and Chief Executive Officer

___________________________________
/s/  Thomas E. Stephenson                 Executive Vice President,
                                             Chief Financial Officer
Date:  October 26, 2000