Form 10-K
period 2000-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2001-03-26
CIK 1047170

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

                  For the fiscal year ended December 31, 2000

                                      OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________
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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2000 was approximately $72,085,309. The number of shares of the registrant's Common Stock outstanding as of March 1, 2001was 4,928,910.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 26, 2001 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-K

                     For the Year Ended December 31, 2000

                                     INDEX

Part I
------
Item 1.      Business                                                                                 3

Item 2.      Properties                                                                               3

Item 3.      Legal Proceedings                                                                        3

Item 4.      Submission of Matters to a Vote of Security Holders                                      3

Part II
-------

Item 5.      Market for Registrants Common Stock and Related Stockholder Matters                      3

Item 6.      Selected Financial Data                                                                  3

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations    4
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk                              16

Item 8.      Financial Statements and Supplementary Data                                             18

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures   18

Part III
--------

Item 10.     Directors and Executive Officers of the Registrant                                      18

Item 11.     Executive Compensation                                                                  19

Item 12.     Security Ownership of Certain Beneficial Owners and Management                          19

Item 13.     Certain Relationships and Related Transactions                                          19

Part IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                         20

Signatures                                                                                           21

                                    PART 1

Item 1.   Business
          --------

General

Eastern Virginia Bankshares, Inc. (the "Corporation" or "EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29,1997 as a bank holding company. The Corporation owns all of the stock of its subsidiaries - Bank of Northumberland Inc., Hanover Bank, and Southside Bank. Bank of Northumberland, Inc. and Southside Bank were chartered as state banks under the laws of the Commonwealth of Virginia in 1910. Hanover Bank was chartered as a state bank in 2000.

The remainder of the response to this Item is incorporated by reference to the information under the caption "To Our Stockholders" in EVB's Annual Report to Shareholders.

Employees

As of December 31, 2000, the Corporation and its subsidiary banks employed 147 full-time equivalent employees. EVB's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Corporation believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company's employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.

Item 2.  Properties
         ----------

The Company's principal executive offices are located at 307 Church Lane, Tappahannock, Virginia 22560. The corporate office is also the headquarters of SSB and is adjacent to a 5,400 square foot EVB operations center. The three subsidiary banks own 13 full service branch buildings including the land on which 12 of those buildings are located. Northumberland and Middlesex Counties each are the home to three of the branches. Essex County which houses the corporate offices and Hanover County house two branches each (one of which in Hanover is leased) while King William County, Caroline County, Lancaster County and Gloucester County each have one full service branch office. All properties are in good condition.

Item 3.  Legal Proceedings
         -----------------

In the course of its operations, EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 2000, or subsequent thereto. The only litigation in which EVB and its subsidiaries, the Banks, are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------

The information titled "Common Stock Performance and Dividends" set forth on page 44 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.


Item 6.  Selected Financial Data
         -----------------------

The information set forth on page 2 of the 2000 Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of Eastern Virginia Bankshares, Inc. and subsidiaries (the "Corporation"). The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares (EVB) and attempts to identify trends and material changes that occurred during the reporting periods. The discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Overview

Eastern Virginia Bankshares (EVB) reported a decrease in net income and earnings per share for the year ended December 31, 2000 as it focused on long-term strategic initiatives. Two initiatives discussed in the 1999 Annual Report were successfully implemented in the first half of 2000, as the imaging system came online in January, and a third banking subsidiary, Hanover Bank, opened in May. Combined these two strategic moves had an estimated negative impact of $700 thousand or 14 cents per share on Year 2000 net income. Although these major initiatives, with their short-term negative earnings impact, interrupted the Corporation's history of earnings growth, they are projected to be in the best interest of shareholders in producing long-term growth and value. Additionally the Corporation was not immune to the effects of a difficult interest rate environment that placed pressure on net interest income throughout most of the nation's banking industry. EVB's net interest margin decreased 25 basis points from 4.78% in 1999 to 4.53% in 2000.

Results of Operations

Net income decreased 7.4% in 2000 to $5.52 million from $5.96 million in 1999 and 5.62 million in 1998. Earnings per share decreased 4.3% to $1.12, compared to $1.17 and $1.08 for 1999 and 1998 respectively. The decrease in net income in 2000 was the result of net interest margin pressures, expense increases related to the opening of Hanover Bank and implementation of an imaging system.

Profitability, as measured by EVB's return on average equity was 12.94%, a decrease from 1999's 13.95%. Return on average assets was 1.40%, a decrease from the prior year's 1.64%. Return on average assets remains strong relative to the Corporation's peer group average of 1.14%, (based on latest data available) while return on equity remains in line with the peer group average of 12.50%. The Corporation repurchased 102 thousand shares of its common stock in the early months of 2000 under a share repurchase program announced by the Board in November,1998. The Corporation halted the share repurchase program and filed a limited offering of shares with the Securities and Exchange Commission related to the opening of Hanover Bank in May, 2000. That limited offering which resulted in the issuance of 18 thousand shares in the Hanover market was completed in December, 2000, and the Board announced the resumption of a share repurchase program in January, 2001. The repurchase plan is intended to reduce high capital levels and to increase return on equity to shareholders.

Net interest margin, on a tax equivalent basis, declined to 4.53% in 2000, as compared to 4.78% in 1999 and 4.83% in 1998. However, changes in volume exceeded changes in rates, generating an additional $445 thousand of net interest income in 2000 and $946 thousand in 1999.

The Corporation continued to experience strong, but moderating loan demand, throughout 2000, with particularly strong demand in its consumer loan portfolio. Net loans outstanding at year end were up 10.0% compared to 1999 year end and average loans outstanding for the year increased 11.6% from the 1999 average. The consumer loan portfolio increased 18.5% while the higher interest rate environment moderated real estate loan demand to 7.5% growth.

EVB's efficiency ratio, a measure of performance based upon the relationship between noninterest expense and income net of securities gains and losses, continues to compare favorably to other Virginia financial institutions. The Corporation's efficiency ratio for 2000 deteriorated to 53.63% compared to 1999's outstanding 47.83%. A lower efficiency ratio represents greater control of noninterest costs. Fluctuation in the efficiency ratio can be attributed to relative changes in both noninterest income and net interest income as well as noninterest expense. EVB's decline in efficiency ratio was impacted by both the decrease in net interest margin and the noninterest expense increases related to the Hanover Bank startup and the imaging system implementation.

EVB is not aware of any current recommendations by any regulatory authorities which, if they were implemented, would have a material effect on the registrant's liquidity, capital resources, or results of operations.

The following table sets forth, for the periods indicated, selected quarterly results of EVB's operations.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

                                                    Three Months Ended
                                  ----------------------------------------------------------------------
                                               2000                                 1999
                                  ----------------------------------  ----------------------------------
                                  Dec. 31  Sep. 30  June 30  Mar. 31  Dec. 31  Sep. 30  June 30  Mar. 31
                                  -------  -------  -------  -------  -------  -------  -------  -------
Interest income                    $7,997  $7,766   $ 7,610   $7,355   $7,205   $7,004   $6,787   $6,641
Interest expense                    3,919   3,769     3,523    3,302    3,104    3,039    2,866    2,858
                                   ------  ------   -------   ------   ------   ------   ------   ------
Net interest income                 4,078   3,997     4,087    4,053    4,101    3,965    3,921    3,783
Provision for loan losses             249     127       139      132      138      144      114      114
                                   ------  ------   -------   ------   ------   ------   ------   ------
Net interest income after
  provision for loan losses         3,829   3,870     3,948    3,921    3,963    3,821    3,807    3,669
Noninterest income                    654     533       548      490      425      482      403      413
Noninterest expense                 2,847   2,551     2,508    2,440    2,366    2,228    2,109    2,110
                                   ------  ------   -------   ------   ------   ------   ------   ------
Income before income taxes          1,636   1,852     1,988    1,971    2,022    2,075    2,101    1,972
Applicable income taxes               395     471       576      484      547      606      563      494
                                   ------  ------   -------   ------   ------   ------   ------   ------
Net income                         $1,241  $1,381   $ 1,412   $1,487   $1,475   $1,469   $1,538   $1,478
                                   =================================   =================================

Net income per share,
  basic and diluted                $ 0.25  $ 0.28   $  0.29   $ 0.30   $ 0.29   $ 0.29   $ 0.30   $ 0.29

Net Interest Income

Net interest income represents the Corporation's gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34%. Tax-equivalent securities income is further adjusted by the TEFRA adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets.

Net interest margin represents the Corporation's net interest income divided by average earning assets. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

The "Average Balances, Income and Expense, Yields and Rates" table on the following page presents average balances, related interest income and expense, and average yield/cost data for each of the past three years. The "Volume and Rate Analysis" table reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Tax-equivalent net interest income increased 2.6% in 2000 to $17.1 million from $16.6 million in 1999. Average loan growth of 11.6% was the primary factor in the increase in net interest income and in achieving a net interest margin of 4.53%, a 25 basis point decline from 4.78% in 1999. Yield on earning assets increased 19 basis points to 8.38% in 2000 from 8.19% in 1999, while the cost of interest bearing funds increased 47 basis points from 4.19% in 1999 to 4.66 % in 2000. Although average earning assets were up 8.2% with a yield increase of 0.19%, interest rate pressure increased cost of funds by a much greater 0.47% as depositors moved funds from lower rate savings and money market accounts to higher cost certificates of deposit. At times, the Corporation found it more cost effective to increase its borrowings from the Federal Home Loan Bank rather than to seek unprofitable high interest rate deposits.

Average earning asset growth of 8.2% resulted from increases in average loans outstanding of 11.6% and average securities of 1.6%. Growth in the loan and securities portfolios was partially funded by a 26.9% decrease in federal funds sold. This change in the mix of average earning assets would have resulted in an increased yield in a stable interest rate environment. However 2000 provided an environment in which interest rates were generally well above those in 1999 for most of the year, with that trend beginning to reverse in the fourth quarter.

In 1999, net interest income on a tax equivalent basis increased 6.3% to $16.6 million from $15.6 million in 1998. Average loan growth of 10.9% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.78% which was a five basis point decline from 4.83% in 1998. Management's focus on matching changes in earning asset yield and cost of funds was successful as yield and cost decreased by 30 and 32 basis points, respectively.

Average Balance, Income and Expense, Yields and Rates (1)

                                                                          Twelve Months Ended December 31
                                          ------------------------------------------------------------------------------------------
                                                     2000                               1999                       1998
                                          ----------------------------    ---------------------------   ----------------------------
                                            Average    Income/  Yield/     Average   Income/  Yield/     Average   Income/  Yield/
(Dollars in thousands)                      Balance    Expense   Rate      Balance   Expense   Rate      Balance   Expense   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Securities
   Taxable                                 $ 42,838    $ 2,808    6.55%   $ 40,574   $ 2,626   6.47%     $ 40,949   $ 2,636   6.44%
   Tax-exempt (1)                            39,603      2,755    6.96%     40,571     2,804   6.91%       35,961     2,668   7.42%
                                           --------    -------            --------   -------             --------   -------
     Total securities                        82,441      5,563    6.75%     81,145     5,430   6.69%       76,910     5,304   6.90%
Federal funds sold                            6,679        437    6.54%      9,137       455   4.98%       14,121       769   5.45%
Loans (net of unearned income) (2)          287,729     25,571    8.89%    257,876    22,612   8.77%      232,605    21,412   9.21%
                                           --------    -------            --------   -------             --------   -------
     Total earning assets                   376,849     31,571    8.38%    348,158    28,497   8.19%      323,636    27,485   8.49%
Less allowance for loan losses               (4,296)                        (4,020)                        (3,947)
Total non-earning assets                     20,430                         18,584                         18,311
                                           --------                       --------                       --------
Total assets                               $392,983                       $362,722                       $338,000
                                           ========                       ========                       ========

Liabilities & Shareholder's equity
Interest-bearing deposits:
   Checking                                $ 40,545    $ 1,023    2.52%   $ 36,546   $   902   2.47%     $ 31,608       829   2.62%
   Savings                                   67,477      2,653    3.93%     72,953     2,696   3.70%       69,157     2,866   4.14%
   Money market savings                      25,942        860    3.32%     27,402       866   3.16%       28,518       954   3.35%
   Certificates of deposit:
     $100,000 and over                       34,040      2,009    5.90%     24,801     1,300   5.24%       17,490       970   5.55%
     Less than $100,000                     133,673      7,373    5.52%    118,938     5,970   5.02%      116,073     6,227   5.36%
                                           --------    -------            --------   -------             --------   -------
Total interest-bearing deposits             301,677     13,918    4.61%    280,640    11,734   4.18%      262,846    11,846   4.51%
Short-term borrowings                         3,531        224    6.34%        409        23   5.62%            -         -      -
Long-term debt                                6,320        371    5.87%      1,923       110   5.72%            -         -
                                           --------    -------            --------   -------             --------   -------
     Total interest-bearing liabilities     311,528     14,513    4.66%    282,972    11,867   4.19%      262,846    11,846   4.51%
Non-interest bearing liabilities:
   Demand deposits                           35,160                         33,903                         30,739
   Other liabilities                          3,641                          3,127                          2,989
                                           --------                       --------                       --------
     Total liabilities                      350,329                        320,002                        296,574
Shareholders' equity                         42,654                         42,720                         41,426
                                           --------                       --------                       --------
Total liabilities & shareholders' equity   $392,983                       $362,722                       $338,000
                                           ========                       ========                       ========

Net interest income                                    $17,058                       $16,630                        $15,639
                                                       =======                       =======                        =======
Interest rate spread (3)                                          3.72%                        4.00%                          3.98%
Interest expense as a percent of
     average earning assets                                       3.85%                        3.41%                          3.66%
Net interest margin (4)                                           4.53%                        4.78%                          4.83%

Notes:
(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2) Nonaccruing loans have been included in the computations of average loan balances
(3) Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

VOLUME AND RATE ANALYSIS


                                                        2000 vs. 1999                   1999 vs. 1998
                                                          Increase                         Increase
                                                         (Decrease)                       (Decrease)
                                                     Due to Changes in:               Due to Changes in:
                                                ----------------------------     -----------------------------
                                                 Volume     Rate     Total         Volume     Rate     Total
----------------------------------------------------------------------------     -----------------------------
Earning Assets:
Taxable securities                               $  149    $   33   $  182         $  (19)  $    13   $   (6)
Tax exempt securities                               (69)       20      (49)           347      (211)     136
Loans, (net)                                      2,618       341    2,959          2,333    (1,133)   1,200
Federal funds sold                                 (122)      104      (18)          (271)      (43)    (314)
Interest-bearing deposits-other banks                 -         -        -             (4)        -       (4)
                                                 ------    ------   ------         ------   -------   ------
   Total earning assets                           2,576       498    3,074          2,386    (1,374)   1,012

Interest-Bearing Liabilities:
   Interest checking                                101        21      122            128       (55)      73
   Regular savings & clubs                         (215)      172      (43)           157      (327)    (170)
   Money market savings                             (46)       40       (6)           (37)      (51)     (88)
   Certificates of deposit:
     $100,000 and over                              545       164      709            407       (77)     330
     Less than $100,000                             807       595    1,402            154      (411)    (257)
   Borrowings                                       454         8      462            133         -      133
                                                 ------    ------   ------         ------   -------   ------
     Total interest-bearing liabilities           1,646     1,000    2,646            942      (921)      21
                                                 ------    ------   ------         ------   -------   ------
   Change in net interest income:                $  930    $ (502)  $  428         $1,444   $  (453)  $  991
                                                 =========================         =========================

Notes:
(1) Changes caused by the combination of rate and volume are allocated based on the percentage of volume caused by each.
(2) Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

EVB's primary goals in interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollar amount of net interest income at a growth rate consistent with the growth rate of total assets. These goals are accomplished by managing the interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. Interest sensitivity gap is managed by balancing the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing to market conditions on a regular basis.

The Corporation generally strives to maintain a position flexible enough to move to an equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Interest rate gaps are managed through investments, loan pricing and deposit pricing.

Noninterest Income

Noninterest income increased by $502 thousand (29.1%) from $ 1.72 million in 1999 to $2.23 million in 2000. Service charges, the largest source of noninterest income, increased $358 thousand (25.3%) from $1.41 million in 1999 to $1.77 million in 2000. Other operating income increased $78 thousand (20.2%) from $386 thousand in 1999 to $464 thousand in 2000, primarily the result of an increase of $63 thousand in gains on sale of other real estate owned. Other operating income includes gain on sale of other real estate, credit life premiums, ATM fees charged to foreign users, safe deposit box fees, and other miscellaneous income. Realized gain/(loss) on sale of securities was an important factor in the increase in noninterest income as the Corporation reported a $10 thousand loss in 2000, compared to a $76 thousand loss in 1999.

Noninterest income decreased $49 thousand (2.8%) from 1998 to 1999, attributable primarily to a $76 thousand realized loss on sale of securities in 1999, compared to an $8 thousand gain in 1998.

                                 Year Ended December 31
                               --------------------------
(Dollars in thousands)          2000     1999       1998
---------------------------------------------------------
Service charges                $1,771    $1,413    $1,323
Gain (loss) on securities         (10)      (76)        8
Other operating income            464       386       441
                               ------    ------    ------
                               $2,225    $1,723    $1,772
                               ==========================

Noninterest Expense

Total noninterest expense increased $1.53 million (17.4 %) from $8.81 million in 1999 to $10.35 million in 2000. The Hanover Bank start up was responsible for $1.02 million of this increase. Absent the Hanover Bank expenses, total noninterest expense was up $518 thousand or 5.88%. Including the Hanover Bank expenses, noninterest expense increases from 1999 to 2000 included: salaries and benefits up $616 thousand or 13.0 %, advertising and public relations up $206 thousand or 72.5%, printing supplies and postage up $142 thousand or 24.3%, net occupancy and equipment up $97 thousand or 6.7%, data processing up $62 thousand or 27.7%, and other operating expenses up $410 thousand or 26.6%. The primary contributors to the increase in other operating expenses were consultant fees up $136 thousand or 155.0%, directors fees up $83 thousand or 51.7%, and legal/collection expense up $51 thousand or 58.4%.

Noninterest expense increased $371 thousand or 4.4% from $8.44 million in 1998 to $8.81 million in 1999, primarily the result of salary and benefit expense growth of $584 thousand, consisting largely of $303 thousand in normal increases related to growth, a $161 thousand increase in employee retirement expense based on market fluctuations in pension plan assets at the 1999 fiscal year end, and a $140 thousand increase in health insurance expense caused by a one-time life insurance expense adjustment. Other 1999 expense increases included net occupancy and equipment up $117 thousand related to increased technology investments and full year depreciation on the Gloucester branch opened in mid-1998. Increases in 1999 salary and benefit expense and net occupancy and equipment expense were partially offset by a $319 thousand decrease in data processing expense from savings related to technology investments, and a $93 thousand savings in merger expense as compared to 1998.

                                         Years Ended December 31
                                       ---------------------------
(Dollars in thousands)                   2000      1999      1998
------------------------------------------------------------------
Salaries and employee benefits         $ 5,345    $4,729    $4,145
Net occupancy and equipment              1,550     1,453     1,336
Printing supplies and postage              726       584       576
Data processing                            286       224       543
Advertising and public relations           490       284       296
Other operating expenses                 1,949     1,539     1,546
                                       -------    ------    ------
   Total non-interest expense          $10,346    $8,813    $8,442
                                       ===========================

Income Taxes

Income tax expense in 2000 was $1.93 million, down from $ 2.21 million in 1999 and $2.09 million in 1998. The decrease in income taxes is attributable to decreased taxable earnings at the federal statutory rate of 34%. Income tax expense corresponds to an effective rate of 25.9 %, 27.1 % and 27.1 % for the three years ended December 31, 2000, 1999, and 1998, respectively. Note 9 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and EVB's actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2000 and 1999.

Loan Portfolio

Loans, net of unearned income, increased to $301.0 million at December 31, 2000, up $27.2 million or 9.9% from $273.9 million at year end 1999. The Corporation experienced strong loan growth throughout 2000, continuing a trend that started in the fourth quarter of 1998. Loan growth in 2000 was spread among the various loan categories with the real estate portfolio growing $14.5 million or 7.5%, consumer loans $9.6 million or 18.5%, and commercial loans $3.8 million or 12.3%. With the increasing rate environment of 2000, real estate lending growth moderated from 1999's 21.4% while consumer loan demand increased.

At year end 1999, loans net of unearned income were $273.9 million, an increase of $34.2 million over $239.7 million at year end 1998. Net loan growth in 1999 was completely attributed to the real estate portfolio which grew $34.2 million or 21.4% to $194.3 million from $160.1 million at 1998 year end.

                                                                          December 31
                                                  ------------------------------------------------------------
(Dollars in thousands)                              2000         1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------------
Commercial, industrial and agricultural loans     $ 34,807     $ 31,003     $ 30,649     $ 32,901     $ 29,195
Real estate mortgage                               163,573      152,905      130,856      118,639      109,015
Real estate construction                             9,021        8,267        6,096        6,430        3,808
Commercial real estate                              36,183       33,103       23,114       27,324       25,330
Consumer loans                                      61,506       51,890       51,481       45,723       41,887
All other loans                                        448          460          961          294          496
                                                  --------     --------     --------     --------     --------
   Total loans                                     305,538      277,628      243,157      231,311      209,731
Less unearned income                                (4,507)      (3,770)      (3,493)      (3,330)      (3,388)
                                                  --------     --------     --------     --------     --------
   Loans, net of unearned income                  $301,031     $273,858     $239,664     $227,981     $206,343
                                                  ============================================================

________________________________________________________________________________

Maturity Schedule of Selected Loans

                                      December 31, 2000
                            ----------------------------------
                            Commercial and      Real Estate
(Dollars in thousands)       Agricultural      Construction
-------------------------------------------------------------
Within 1 year                    $24,049           $7,720

Variable rate:
   1 to 5 years                    4,491              987
   After 5 years                       -                -
                                 -------           ------
     Total                         4,491              987

Fixed rate:
   1 to 5 years                    4,896              173
   After 5 years                   1,371              141
                                 -------           ------
     Total                         6,267              314
                                 -------           ------
 Total Maturities                $34,807           $9,021
                                 ========================

Approximately 69.4 % of EVB's loan portfolio at December 31, 2000 was comprised of loans secured by real estate. Residential real estate mortgages made up 54.3 % of the loan portfolio as compared to 55.8% at year end 1999 and 54.6% at year end 1998. The Corporation attempts to limit its exposure to the risk of local real estate markets by controlling the size of its commercial real estate loan portfolio, and by focusing on real estate loans secured by owner-occupied properties. Commercial real estate loans decreased from 12.1% of the total loan portfolio at year end 1999 to 12.0% at 2000 year end. Real estate construction loans accounted for only 3.0 % of total loans outstanding at both year end 2000 and 1999. The Corporation's losses on loans secured by real estate have historically been low, averaging $7 thousand in net charges offs per year over the last five years.

Consumer loans are the second largest component of EVB's loan portfolio. Consumer loans were 18.9 % of the loan portfolio at year end 2000, 17.6% and 20.0% at year end 1999 and 1998 respectively. This portfolio component consists primarily of installment loans. Net consumer loans for household, family and other personal expenditures totaled $57.0 million at 2000 year end, up $8.9 million or 18.5% from $48.1 million at 1999 year end, and $48.0 million at 1998 year end.

Performance of the consumer loan portfolio is closely tied to general economic conditions in our market region and is impacted by intense competition from both other financial institutions and the automotive industry. Commercial and industrial loans are designed specifically to meet the needs of small and medium-size business customers. This category of loans increased $3.8 million in total loans outstanding at year end 2000 compared to 1999, with the percentage to total loans increasing slightly to 11.6% of the total loan portfolio from 11.3% at year end 1999, but well below a historical 14% share of total loans.

Consistent with its focus on providing community-based financial services, EVB generally does not make loans outside of its principal market region. The Corporation does not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. EVB further maintains a policy not to originate or purchase loans classified by regulators as highly-leveraged transactions or loans to foreign entities or individuals. The Corporation's unfunded loan commitments, excluding credit card lines and letters of credit, at 2000 year end totaled $25.9 million, down $4 million from $29.9 million at December 31, 1999. Unfunded loan commitments (excluding $1.8 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from Spring through Fall than at year end. Historically, EVB's loan collateral has been primarily real estate because of the nature of our market region.

Asset Quality

The Corporation's allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Corporation's historical loss experience, the size and composition of the loan portfolio, specific impaired loans, and the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. In an environment of generally rising interest rates as experienced in 2000, the level of past due loans usually shows a moderate increase.

Each of EVB's subsidiary banks has a loan review function consisting of bank officers and board members who regularly review loans. Additionally an independent credit review consultant performs a monthly review of loans he selects for Southside Bank and refers those deemed appropriate to the Loan Committee of the Bank Board. Bank of Northumberland, Inc and Hanover Bank maintain a review process by senior credit personnel. As a matter of policy, Southside Bank and Hanover Bank place loans on a nonaccrual status when a loan becomes 90 days past due as to principal and interest, regardless of how well the loan may be collateralized. Bank of Northumberland moves loans to a nonaccrual status on the same basis except when management makes a determination that the loan is well secured and in the process of collection. For the Corporation, this detailed management process forms the basis for determining the amount needed in the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

From 1998 through 2000, improved loan quality, historically low levels of nonperforming assets and improved loan underwriting standards have allowed EVB to maintain a lower allowance for loan losses. The ratio of allowance for loan losses to period end net loans, for 2000, 1999 and 1998 was 1.46%, 1.52%, and 1.61% respectively. For the same periods the ratio of allowance for loan losses to nonaccrual loans was 224%, 228% and 237%, indicating that the allowance is adequate with respect to nonaccrual loans. Both the ratio of nonaccrual loans to total loans and the actual dollar amount of nonaccrual loans at December 31, 2000 continue at levels far superior to that experienced prior to 1998. The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

Allowance for Loan Losses
(Dollars in thousands)                          2000          1999         1998       1997         1996
---------------------------------------------------------------------------------------------------------
Average loans outstanding, net of             $287,729     $257,876     $232,605    $217,320     $197,336
   unearned income
Allowance for loan losses, January 1          $  4,154     $  3,860     $  3,868    $  3,643     $  3,814
Loans charged off:
    Commercial and agricultural                    203           71          213         252          435
    Real estate                                     78           37            2          12           23
    Consumer                                       410          358          452         381          371
                                              --------     --------     --------    --------     --------
      Total loans charged off                      691          466          667         645          829
Recoveries:
    Commercial and agricultural                    106           46           24         279           19
    Real estate                                     24           17           20           6           48
    Consumer                                       168          187          166         173          154
                                              --------     --------     --------    --------     --------
      Total recoveries                             298          250          210         458          221
                                              --------     --------     --------    --------     --------
Net loans charged off                              393          216          457         187          608
Provision for loan losses                          647          510          449         412          437
                                              --------     --------     --------    --------     --------
Balance, end of year                          $  4,408     $  4,154     $  3,860    $  3,868     $  3,643
                                              ===========================================================
Ratios:
-------
Ratio of allowance for loan losses to
   total loans outstanding, end of year           1.46%        1.52%        1.61%       1.70%        1.77%
Ratio of net charge-offs to average loans
   outstanding during the year                    0.14%        0.08%        0.20%       0.09%        0.31%

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days, and other real estate decreased 16.0% in 2000, continuing a trend that has seen a steady increase in credit quality over the past five years from 2.26% nonperforming assets in 1996 to less than 1.0% at year end 2000.

Nonperforming assets at December 31, 2000 were $2.9 million or 0.95% of total loans and other real estate owned, down from $3.4 million or 1.24% at 1999 year end, and $3.1 million or 1.29% at 1998 year end. Nonperforming loans at year end 2000 consisted primarily of loans secured by real estate in the Corporation's market area. Based on estimated fair values of the related real estate , management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such past due loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $104 thousand and $151 thousand for the years 2000 and 1999.

(Dollars in thousands)                                  2000        1999       1998        1997      1996
----------------------------------------------------------------------------------------------------------
Nonaccrual loans                                      $ 1,967     $ 1,822    $ 1,626     $ 3,022    $3,871
Restructured loans                                          -           -          -           -         -
Loans past due 90 days and accruing interest              520       1,345      1,190         927       597
                                                      -------     -------    -------     -------    ------
  Total nonperforming loans                           $ 2,487     $ 3,167    $ 2,816     $ 3,949    $4,468
Other real estate owned                                   378         243        268          86       196
                                                      -------     -------    -------     -------    ------
  Total nonperforming assets                          $ 2,865     $ 3,410    $ 3,084     $ 4,035    $4,664
                                                      ======================================================
Nonperforming assets to total loans and
    other real estate                                    0.95%       1.24%      1.29%       1.77%     2.26%
Allowance for loan losses to nonaccrual loans          224.10%     227.99%    237.39%     127.99%    94.11%
Net charge-offs to average loans for the year            0.14%       0.08%      0.20%       0.09%     0.31%
Allowance for loan losses to year end loans              1.46%       1.52%      1.61%       1.70%     1.77%
Foregone interest income on nonaccrual loans          $   104     $   151    $    98     $   308    $  290
Interest income recorded on nonaccrual loans          $     -     $     -    $     7     $     2    $    -

Although trends for credit quality factors continue to improve, it is likely that EVB will continue modest provisions for loan losses in 2001. The primary factor for additional provision is growth in the loan portfolio as the result of continued improvement in the region's economy and an anticipated environment of decreasing interest rates for 2001. The Corporation has historically reflected a high level of nonaccrual real estate loans, but has had minimal losses from those loans because of the well collateralized position. Therefore, effective in 1997, management revised its formula for allocation of the allowance to reflect current net loans and nonaccrual loans plus the five year history for net charge offs by loan category, and in 1999 added off-balance sheet credit risk. That allocation appears below.

Allocation of Allowance for Loan Losses

                                                   December 31, 2000            December 31,1999             December 31, 1998
                                               -------------------------    -------------------------     ------------------------
                                                            Percent of                   Percent of                   Percent of
                                                              loans                        loans                        loans
                                                             in each                      in each                      in each
                                                             category                     category                     category
                                               Amount     to Total Loans    Amount     to Total Loans     Amount    to Total Loans
------------------------------------------------------------------------    -------------------------     ------------------------
Commercial and agricultural                    $1,260          11.56%       $1,233           11.32%       $1,244          12.79%
Real estate mortgage                            1,398          54.34%        1,429           55.83%        1,209          54.60%
Real estate construction                           32           3.00%           30            3.02%           25           2.54%
Commercial real estate                            128          12.02%          133           12.09%          193           9.65%
Consumer                                        1,441          18.93%        1,191           17.57%        1,186          20.02%
Other loans                                         2           0.15%            2            0.17%            3           0.40%
                                               ------         ------        ------          ------        ------         ------
 Total allowance for balance sheet loans        4,261         100.00%        4,018          100.00%       $3,860         100.00%
Allowance for Off Balance Sheet risk              147                          136
                                               ------                       ------
Total allowance for loan losses                $4,408                       $4,154

                                                December 31, 1997              December 31, 1996
                                             ------------------------     ---------------------------
                                                          Percent of                     Percent of
                                                            loans                          loans
                                                           in each                        in each
                                                           category                       category
                                             Amount     to Total Loan      Amount      to Total Loans
                                             ------     -------------     --------     --------------
Commercial and agricultural                  $1,346           14.21%       $  496             13.62%
Real estate mortgage                          1,207           51.29%        1,894             51.97%
Real estate construction                         65            2.78%           66              1.82%
Commercial real estate                          279           11.82%          433             11.89%
Consumer                                        969           19.77%          739             20.29%
Other loans                                       2            0.13%           15              0.41%
                                             ------          ------        ------            ------
   Total allowance for loan losses           $3,868          100.00%       $3,643            100.00%

Potential Problem Loans: At December 31, 2000, potential problem loans were approximately $915 thousand, including four lending relationships in excess of $100,000, which had aggregate principal balances outstanding of $635 thousand. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at December 31, 2000 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance.

Securities
The investment securities portion of the securities portfolio was reclassified to securities available for sale at April 1, 2000, in accordance with the interpretation of FAS 133. Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2000, the securities portfolio, at fair market value, was $83.40 million, a 5.3% decrease from $88.08 million at 1999 year end. Prior year reporting included available for sale securities at fair market value of $43.30 million and investment securities at book value of $44.78 million.

At December 31, 1999, the combined securities portfolio was $88.1 million, an 8.3% increase from $81.3 million at 1998 year end. Book value of the investment component of the portfolio was $44.8 million compared to $39.3 million at December 31, 1998. The available for sale portion of the portfolio at 1999 year end was $43.3 million compared to $42.0 million at December 31, 1998.

FASB pronouncement No. 115 effective January 1, 1994, required EVB to show the effect of market value changes of securities available for sale. The market value of this portfolio at 2000 year end was $83.4 million. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders' Equity section of the Balance Sheet as accumulated other comprehensive income/(loss) of $206 thousand at December 31, 2000 and ($671) thousand at 1999 year end.

EVB follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Corporation considers derivatives to be speculative in nature and contrary to EVB's historical philosophy. EVB does not hold or issue financial instruments for trading purposes.

Investment Securities and Securities Available for Sale
The following table presents the book value and fair value of securities for the years 2000, 1999 and 1998.

                                             December 31, 2000           December 31, 1999           December 31, 1998
                                        --------------------------------------------------------------------------------
                                            Amortized      Fair         Amortized      Fair         Amortized      Fair
(Dollars in thousands)                        Cost         Value          Cost         Value          Cost        Value
-----------------------------------------------------------------     -----------------------     ----------------------
Available for sale:
U.S. Treasury securities                        $ 7,195   $ 7,216           $ 8,517   $ 8,457           $ 9,567  $ 9,768
U.S. government agency securities                17,689    17,641            16,157    15,624            13,997   14,116
Mortgage-backed securities                        5,705     5,733             7,124     6,962            10,059   10,097
States and political subdivisions                42,828    43,139             7,034     6,853             4,590    4,760
Corporate bonds                                   6,174     6,173             4,278     4,198             1,766    1,791
Equity securities                                 3,501     3,501             1,202     1,202             1,468    1,468
                                                -------   -------           -------   -------           -------  -------
   Total available for sale                      83,092    83,403            44,312    43,296            41,447   42,000
                                                -------   -------           -------   -------           -------  -------
Held to maturity:
States and political subdivisions                     -         -            44,780    44,451            39,333   40,308
                                                -------   -------           -------   -------           -------  -------
   Total held to maturity                             -         -            44,780    44,451            39,333   40,308
                                                -------   -------           -------   -------           -------  -------
   Total securities                             $83,092   $83,403           $89,092   $87,747           $80,780  $82,308
                                                ========================================================================

Maturity Distribution and Yields of Securities

                                                                                                  December 31, 2000
                                        ---------------------------------------------------------------------------------
                                                  Due in                      Due after                   Due after
                                                  1 year                      1 through                   5 through
                                                  or less                     5 years                     10 years
                                        ---------------------------------------------------------------------------------
(Dollars in thousands)                       Amount       Yield          Amount       Yield          Amount       Yield
                                          -------------  --------     -------------  --------     -------------  -------
   U.S. Government securities                     7,018      5.96%           16,143      6.25%            5,669     6.80%
  Taxable municipals                                  -         -             2,648      6.73%            3,958     7.28%
  Tax exempt municipals (1)                       3,207      6.71%           11,846      6.83%           18,053     6.87%
  Corporate bonds                                   500      6.54%            3,242      6.28%            2,431     8.09%
  Equity securities                                   -         -             1,014      7.22%                -        -
                                                -------                     -------                     -------
     Total securities                            10,725      6.21%           34,893      6.52%           30,111     7.01%
                                        =================================================================================

                                        ------------------------------------
                                              Due
                                         after 10 years and
                                         equity securities         Total
                                        ------------------------------------
(Dollars in thousands)                     Amount    Yield     Amount  Yield
                                         ----------  -----     ------  -----
   U.S. Government securities                 1,760   7.26%    30,590   6.34%
  Taxable municipals                                            6,606   7.06%
  Tax exempt municipals (1)                   3,427   7.46%    36,533   6.90%
  Corporate bonds                                 -      -      6,173   7.01%
  Equity securities                           2,487   5.91%     3,501   6.29%
                                         ----------            ------
     Total securities                         7,674   6.91%    83,403   6.69%
                                        ====================================

(1) Yields on tax-exempt securities have been calculated on a tax-equivalent basis. See Note 2 to the Consolidated Financial Statements as of December 31, 2000, for an analysis of gross unrealized gains and losses in the securities portfolio.

Deposits

The Corporation has historically focused on increasing core deposits to reduce the need for other borrowings to fund growth in earning assets. Core deposits provide a low cost, stable source of funding for the Corporation's asset growth. Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin. Borrowing through the Federal Home Loan Bank of Atlanta is utilized for funding when the cost of borrowed funds falls below the cost of new interest bearing deposits. The year 2000 saw an environment in which FHLB funding was frequently more cost effective than high interest rate time deposits.

Total deposits at December 31, 2000 of $350.4 million reflected an increase of $27.8 million (8.6%) compared to $322.6 million at 1999 year end. Non-interest bearing deposits increased $5.3 million (16.2%) to $38.1 million at 2000 year end compared to $32.8 million at December 31, 1999. During the same period, interest bearing deposits increased 7.7 % to $312.3 million at 2000 year end, compared to $289.8 million at December 31, 1999. While these figures are as of a specific day at year end, it is also meaningful to review average deposits for the year. For 2000, average total deposits of $336.8 million reflected a 7.1% increase over the 1999 average of $314.5 million. Average noninterest bearing demand deposits, interest checking and certificates of deposit showed an increase in 2000 while average savings and money market deposit balances decreased.

Total deposits at 1999 year end of $322.6 million reflected an increase of $18.3 million (6.0%) compared to $304.3 million at 1998 year end. Average deposits for 1999 were $314.5 million, an increase of 7.1 % or $20.9 million compared to 1998 average deposits of $293.6 million. Average non-interest bearing deposit growth in 1999 was 10.3% while interest bearing deposits increased 6.8%. All components of deposits, other than money market, showed increases in 1999.

Average Deposits and Rates Paid


                                                              For the Years Ended December 31
                                 ---------------------------------------------------------------------------------------------
                                           2000                             1999                             1998
                                 ----------------------------    -----------------------------    ----------------------------
(Dollars in thousands)             Amount        Rate              Amount         Rate              Amount         Rate
-------------------------------------------------------------    -----------------------------    ----------------------------
Non-interest bearing accounts          $ 35,160                         $ 33,903                         $ 30,739
Interest bearing accounts:
   Interest checking                     40,545          2.52%            36,546          2.47%            31,608         2.62%
   Money market                          25,942          3.32%            27,402          3.16%            28,518         3.35%
   Regular savings                       67,477          3.93%            72,953          3.70%            69,157         4.14%
   Certificates of deposit:
     Less than $100,000                 133,673          5.52%           118,938          5.02%           116,073         5.36%
     $100,000 and over                   34,040          5.90%            24,801          5.24%            17,490         5.55%
                                       --------                         --------                         --------
Total interest bearing                  301,677          4.61%           280,640          4.18%           262,846         4.51%
                                       --------         -----           --------         -----           --------        -----
   Total average deposits              $336,837                         $314,543                         $293,585
                                 ==============                  ===============                  ===============
_______________________________________________________________________________________________________________________________


Maturities of Certificates of Deposit of $100,000 and Over

                                                                                                                     Percent
                                       Within           3-12               1-3          Over 3                       of Total
(Dollars in thousands)                3 Months         Months             Years         Years              Total     Deposits
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000                   $  4,849       $22,518           $  9,312        $2,768           $ 39,447        11.26%
At December 31, 1999                   $  4,437       $15,128           $  5,821        $3,800           $ 29,186         9.05%
At December 31, 1998                   $  2,611       $12,091           $  5,183        $1,532           $ 21,417         7.04%

Capital Resources

Capital resources are managed to maintain a capital structure that provides the Corporation the ability to support asset growth, absorb potential losses and to expand EVB's franchise when appropriate. Capital represents original investment by shareholders along with retained earnings and provides financial resources over which management can exercise greater control as compared to deposits and borrowed funds.

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings. At December 31, 2000, EVB had total capital of 17.89% and a Tier 1 ratio of 16.58%, both far in excess of regulatory guidelines and the amount needed to support each subsidiary's banking business.

Capital represents a double-edged sword to management as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. When the Corporation was formed in 1997, it had a capital structure that far exceeded regulatory guidelines and created significant challenges in managing the return on equity. In November 1998, the Corporation announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. The Corporation repurchased 102 thousand shares in early 2000, 110 thousand shares in 1999, and 32 thousand shares in late 1998. When the Corporation announced a limited stock offering in the second quarter of 2000 related to the opening of Hanover Bank, the share repurchase program was halted. After successful completion of that limited offering, the Board announced a resumption of a share repurchase program in January, 2001.

The table which follows provides an analysis of the Corporation's capital as of December 31, 2000, 1999, and 1998. Note 16 in the Consolidated Financial Statements provides an analysis of the capital position of each of the subsidiary banks as of year end 2000 and 1999.

Analysis of Capital

                                                  December 31
                               ---------------------------------------------

(Dollars in thousands)                 2000           1999           1998
----------------------------------------------------------------------------
Tier 1 capital:
   Common stock                       $  9,897       $ 10,065       $ 10,286
   Additional paid in capital              590          2,014          3,729
   Retained earnings                    34,338         31,388         27,877
                                      --------       --------       --------
     Total Tier 1 capital               44,825         43,467         41,892

Tier 2 capital:
   Allowable portion of
    allowance for loan losses            3,380          3,036          2,722
                                      --------       --------       --------

   Total risk-based capital             48,205         46,503         44,614
Risk-weighted assets                   269,391        241,734        216,630
Capital ratios:
   Tier 1 risk based capital             16.58%         17.98%         19.34%
   Total risk based capital              17.89%         19.24%         20.59%
   Tier 1 capital to average
      total assets                       11.14%         11.98%         12.39%

Liquidity

Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. EVB's management of liquid assets combined with the ability to generate liquidity through liability funding provides a liquidity level which management believes is sufficient to satisfy its depositors' requirements and to meet its customers' credit needs. At December 31, 2000, $ 117.6 million or 30.2% of total earning assets were due to mature or reprice within the next year.

EVB also maintains additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with lines of credit with the Federal Home Loan Bank totaled $41 million at December 31, 2000. At year end 2000, the Corporation had $7 million of FHLB borrowings outstanding. Also outstanding at December 31, 2000, was $1.048 million of federal funds purchased.

Inflation
In financial institutions, unlike most manufacturing companies, virtually all of the assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on a bank's performance than the effects of general levels of inflation. Interest rate movement is not necessarily tied to movements in the same direction or with the same magnitude at the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Forward-Looking Statements
Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although EVB believes that its expectations concerning certain forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results and performance achievements of the Corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Accounting Rule Changes
There were no accounting rule changes during 2000 that will impact EVB.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk
        -----------------------------------------------------------

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. EVB's market risk is composed primarily of interest rate risk. The Corporation's Management is responsible for reviewing the interest rate sensitivity position of EVB's subsidiary banks and establishing policies to monitor and limit exposure to interest rate risk. Guidelines established by Management are reviewed by The Board of Directors.

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

Asset/Liability Risk Management: The primary goals of asset/liability risk management are to maximize net interest income and the net value of EVB's future cash flows within the interest rate limits set by the Asset/Liability Committee
(ALCO).

Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complimentary measures. static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap, at year-end was -12.13% which is within the policy limit for the one-year gap of plus or minus 15% of adjusted total assets at a combined Company level.

Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually. The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

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

The most recent earnings simulation model projects net income would increase approximately 7.41%, of stable-rate net income if rates were to fall immediately by two percentage points. It projects a decrease of approximately 8.84% if rates rise by two percentage points. Management believes this reflects a liability-sensitive interest risk for the one-year horizon, a desirable position in a projected decreasing interest rate environment.

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

At year-end, a 200 basis point immediate increase in rates is estimated to
decrease NPV by 8.04 %.   Additionally, NPV is estimated to increase by 5.29% if
rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less that a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest-rate risk measures is presented below:

                                                                 December 31
                                                    ---------------------------------
                                                             2000             1999
                                                    ---------------------------------
Static 1-Year Cumulative Gap                                  -12.13%           -6.93%
1-year net income simulation projection:
     -200 basis point shock vs. stable rate                     7.41%            5.78%
    +200 basis point shock vs. stable rate                     -8.84%           -6.84%
Static net Present value change:
     -200 basis point shock vs. stable rate                     5.29%            8.08%
    +200 basis point shock vs. stable rate                     -8.04%           -9.99%

The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened.

Management projects interest rates to continue a moderate downward trend during the first three quarters of 2001 to a level 150 to 200 basis points below that at 2000 year end and believes that the current level of liability sensitivity is appropriate.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The following financial statements are filed as a part of this report following item 14:


 .  Consolidated Balance Sheets as of December 31, 2000 and 1999

 .  Consolidated Statements of Income for the three years ended December 31, 2000

 . Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2000

 .  Consolidated Statements of Cash Flows for the three years ended December 31,
   2000

 .  Notes to Consolidated Financial Statements

 .  Independent Auditor's Report


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosures
         ---------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Election of Directors" on pages 2 and 3 of EVB's Proxy Statement for the 2001 annual meeting of shareholders and with respect to executive officers, is presented below.

Executive Officers of the Registrant
------------------------------------

Following are the persons who were the executive officers of EVB as of December 31, 2000, their ages as of December 31, 2000, their current titles and positions held during the last five years:

Robert L. Covington, 75, is the Chairman of the Board of Directors of EVB and has been Chairman of the Board of BNI since 1991.

F. L. Garrett, III, 61, is the Vice-Chairman of the Board of Directors of EVB and Chairman of the Board of SSB of which he has been a member since 1982. He is a realtor in Essex County, VA

Thomas M. Boyd, Jr., 61, is the President and Chief Executive Officer of EVB. Mr. Boyd has served as the President and Chief Executive Officer of SSB since 1982.

Lewis R. Reynolds, 50, is Senior Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of BNI since 1991.

Ned Stephenson, 47, is Executive Vice President of EVB. Mr. Stephenson has been Vice President and Chief Financial Officer of SSB since 1987.

Joseph H. James, 46, is Vice President - Operations of EVB. Mr. James joined EVB in 2000. He served as Senior Vice President in the Operations Division of SunTrust Banks during the five years prior to joining EVB.

Ronald L. Blevins, 56, is Chief Financial Officer of EVB. Mr. Blevins joined EVB in 2000. He served as President of Betron International, while contemporaneously providing regulatory and financial reporting services to EVB from 1997 until joining EVB. He was a business owner from 1994-1997 and was a senior vice president with NationsBank and predecessors from 1980-1994.

Item 11.  Executive Compensation
          ----------------------

The response to this Item is incorporated by reference to the information under the caption "Executive Compensation" on pages 6 and 7 of EVB's Proxy Statement for the 2001 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 4 of EVB's Proxy Statement for the 2001 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The response to this Item is incorporated by reference to the information under the caption "Transactions with Management" on pages 8 and 9 of EVB's Proxy Statement for the 2001 annual meeting of shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Auditors' Report
          ---------------------------------------------------

(a)  Financial Statements and Schedules
          The financial statements set forth under Item 8 of this report on Form 10-K are incorporated by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K
          No reports on Form 8-K were filed during 2000.

(C)  Exhibit Listing

          Exhibit
          Number  Description
          ------  -----------
          3.1 Articles of Incorporation (No changes - Articles of Incorporation filed with 1997 Form 10-K are incorporated by reference)
          3.2 Bylaws (No changes - Bylaws filed with the 1999 Form 10-K are incorporated by reference.)
          10 Employment Contracts of Certain Officers and Directors is incorporated by Reference to the information under the caption "Employment Contracts" on page 9 of the Company's Proxy
                  Statement for the 2001 annual meeting of shareholders.
          13.1    Quarterly Market Information Incorporated by Reference to page
                  10 of 2000 Annual Report to Shareholders ("2000 Annual
                  Report")
          13.2 Selected Financial Data Incorporated by Reference to Page 4 of 2000 Annual Report

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 15, 2001.

Eastern Virginia Bankshares, Inc.

By  /s/Ronald L. Blevins
  ------------------------------
     Ronald L. Blevins
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 15, 2001.

     Signature                    Title

    /s/Robert L. Covington        Chairman of the Board of Directors
  -----------------------------
     Robert L. Covington

    /s/F. L. Garrett, III         Vice Chairman of the Board of Directors
  -----------------------------
     F. L. Garrett, III

    /s/Thomas M. Boyd, Jr.        President and Chief Executive Officer
  ----------------------          and Director
     Thomas M. Boyd, Jr.

    /s/Lewis R. Reynolds          Senior Vice President and Director
  ------------------------------
     Lewis R. Reynolds

    /s/L. Edelyn Dawson, Jr.      Director and Secretary of the Board
  ------------------------------
     L. Edelyn Dawson, Jr.

    /s/Warren Haynie, Jr.         Director
  ------------------------------
     F. Warren Haynie, Jr.

    /s/W. Rand Cook               Director
  ------------------------------
     W. Rand Cook

    /s/Eric A. Johnson            Director
  ------------------------------
     Eric A. Johnson

    /s/William L. Lewis           Director
  ------------------------------
     William L. Lewis

    /s/Leslie E. Taylor           Director
  ------------------------------
     Leslie E. Taylor

    /s/Jay T. Thompson            Director
  ------------------------------
     Jay T. Thompson

    /s/Thomas E. Stephenson       Executive Vice President
  ------------------------------
     Thomas E. Stephenson

    /s/Ronald L. Blevins          Chief Financial Officer
  ------------------------------  (Principal Financial and Accounting Officer)
     Ronald L. Blevins

                       This page intentionally left blank

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                            Tappahannock, Virginia

                               FINANCIAL REPORT

                               DECEMBER 31, 2000

                                   CONTENTS

                                                                               Page
INDEPENDENT AUDITOR'S REPORT                                                      1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                                     2
  Consolidated statements of income                                               3
  Consolidated statements of changes in shareholders' equity                      4
  Consolidated statements of cash flows                                     5 and 6
  Notes to consolidated financial statements                                   7-27

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Eastern Virginia Bankshares, Inc. and Subsidiaries
Tappahannock, Virginia

     We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.





Winchester, Virginia
January 9, 2001

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 2000 and 1999

            Assets                                                                      2000                    1999
                                                                                    -------------           -------------
Cash and due from banks                                                             $  14,160,519           $  10,258,340
Federal funds sold                                                                      1,930,730                      --
Securities available for sale, at fair value                                           83,403,437              43,295,192
Securities held to maturity, at amortized cost,
  fair value in 1999 of $44,451,379                                                            --              44,780,367
Loans, net of allowance for loan losses of $4,408,389 in
  2000 and $4,153,813 in 1999                                                         296,623,488             269,704,195
Deferred income taxes                                                                   1,622,873               1,641,339
Bank premises and equipment                                                             5,339,679               4,568,324
Accrued interest receivable                                                             2,909,766               2,581,879
Other real estate                                                                         377,605                 242,801
Other assets                                                                              736,705                 766,307
                                                                                    -------------           -------------

          Total assets                                                              $ 407,104,802           $ 377,838,744
                                                                                    =============           =============

  Liabilities and Shareholders' Equity

Liabilities
  Noninterest-bearing deposits                                                      $  38,126,362           $  32,815,516
  Interest-bearing deposits                                                           312,287,508             289,831,431
                                                                                    -------------           -------------
          Total deposits                                                              350,413,870             322,646,947
  Federal funds purchased                                                               1,048,000               1,468,000
  Federal Home Loan Bank advances                                                       7,000,000               8,000,000
  Accrued interest payable                                                              1,180,767                 795,446
  Other liabilities                                                                     2,431,236               2,132,984
  Commitments and contingent liabilities                                                       --                      --
                                                                                    -------------           -------------
          Total liabilities                                                           362,073,873             335,043,377
                                                                                    -------------           -------------

Shareholders' Equity
  Common stock of $2 par value per share; authorized
    50,000,000 shares; issued and outstanding,
    4,948,410 in 2000 and 5,032,263 in 1999                                             9,896,820              10,064,526
  Surplus                                                                                 589,487               2,013,760
  Retained earnings                                                                    34,338,126              31,388,237
  Accumulated other comprehensive income (loss)                                           206,496                (671,156)
                                                                                    -------------           -------------
          Total shareholders' equity                                                   45,030,929              42,795,367
                                                                                    -------------           -------------

          Total liabilities and shareholders' equity                                $ 407,104,802           $ 377,838,744
                                                                                    =============           =============

See Notes to Consolidated Financial Statements.

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                       Consolidated Statements of Income
             For the Years Ended December 31, 2000, 1999 and 1998

                                                                                     2000               1999                1998
                                                                                 ------------       ------------        ------------
 Interest and Dividend Income
   Loans and fees on loans                                                       $ 25,571,390       $ 22,612,036        $ 21,412,321
   Interest on investments:
     Taxable interest income                                                        2,742,571          2,549,910           2,572,219
     Tax exempt interest income                                                     1,913,109          1,944,000           1,852,478
  Dividends                                                                            64,941             76,349              60,125
  Interest on Federal funds sold                                                      436,585            454,752             768,872
  Interest on deposits in other banks                                                      --                 --               3,743
                                                                                 ------------       ------------        ------------
           Total interest and dividend income                                      30,728,596         27,637,047          26,669,758
                                                                                 ------------       ------------        ------------

 Interest Expense
   Deposits                                                                        13,918,610         11,733,908          11,845,364
   Federal funds purchased                                                             61,440              8,408                 290
   Long-term debt                                                                     533,055            124,565                  --
                                                                                 ------------       ------------        ------------
           Total interest expense                                                  14,513,105         11,866,881          11,845,654
                                                                                 ------------       ------------        ------------

           Net interest income                                                     16,215,491         15,770,166          14,824,104

 Provision for Loan Losses                                                            647,000            510,000             448,959
                                                                                 ------------       ------------        ------------

           Net interest income after provision
            for loan losses                                                        15,568,491         15,260,166          14,375,145

 Noninterest Income
   Service charges on deposit accounts                                              1,771,102          1,412,895           1,322,337
   Gain (loss) on sale of available for sale securities                                (9,716)           (76,268)              8,035
   Other operating income                                                             463,793            386,537             441,908
                                                                                 ------------       ------------        ------------
           Total noninterest income                                                 2,225,179          1,723,164           1,772,280
                                                                                 ------------       ------------        ------------

 Noninterest Expenses
   Salaries and benefits                                                            5,344,842          4,729,395           4,145,489
   Net occupancy expense                                                            1,315,870          1,214,692           1,021,247
   Equipment expense                                                                  234,102            237,987             315,069
   Other operating expenses                                                         3,452,016          2,631,014           2,960,571
                                                                                 ------------       ------------        ------------
           Total noninterest expenses                                              10,346,830          8,813,088           8,442,376
                                                                                 ------------       ------------        ------------

           Income before income taxes                                               7,446,840          8,170,242           7,705,049

 Income Tax Expense                                                                 1,925,879          2,210,603           2,087,573
                                                                                 ------------       ------------        ------------

           Net income                                                            $  5,520,961       $  5,959,639        $  5,617,476
                                                                                 ============       ============        ============

 Earnings Per Share, basic and assuming dilution                                 $       1.12       $       1.17        $       1.08
                                                                                 ============       ============        ============

 See Notes to Consolidated Financial Statements.

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity
             For the Years Ended December 31, 2000, 1999 and 1998

                                                                                            Accumulated
                                                                                               Other
                                                       Common                    Retained  Comprehensive Comprehensive
                                                       Stock        Surplus      Earnings  Income (Loss)    Income         Total
                                                     -----------  -----------  ----------- ------------- -------------- -----------
Balance, December 31, 1997                           $10,377,152  $   220,803  $ 28,535,343 $    131,618                $    39,264
 Comprehensive income:
  Net income - 1998                                           --           --     5,617,476           --  $   5,617,476       5,617
  Other comprehensive income:
   Unrealized holding gains arising during period
    (net of tax, $122,875)                                    --           --            --           --        238,523          --
   Reclassification adjustment (net of tax, $2,732)           --           --            --           --         (5,303)         --
                                                                                                          -------------
  Other comprehensive income (net of tax, $120,143)           --           --            --      233,220        233,220     233,220
                                                                                                          -------------
  Total comprehensive income                                  --           --            --           --  $   5,850,696          --
                                                                                                          =============
 Cash dividends declared                                      --           --    (2,276,164)          --                 (2,276,164)
 Shares repurchased and retired                          (91,484)    (491,299)           --           --                   (582,783)
 Discretionary transfer                                       --    4,000,000    (4,000,000)          --
                                                     -----------  -----------  ------------ ------------                -----------
 Balance, December 31, 1998                           10,285,668    3,729,504    27,876,655      364,838                 42,256,665
   Comprehensive income:
     Net income - 1999                                        --           --     5,959,639           -- $    5,959,639   5,959,639
     Other comprehensive income:
       Unrealized holding losses arising during
         period, (net of tax, $559,625)                       --           --            --           --     (1,086,331
       Reclassification adjustment, (net of tax,
             $25,931)                                         --           --            --           --         50,337
     Other comprehensive income (net of tax,                                                             --------------
             $533,694)                                        --           --            --   (1,035,994)    (1,035,994) (1,035,994)
                                                                                                         --------------
     Total comprehensive income                               --           --            --           -- $    4,923,645
                                                                                                         ==============
   Cash dividends declared                                    --           --    (2,448,057)          --                 (2,448,057)
   Shares purchased and retired                         (221,142)  (1,715,744)           --           --                 (1,936,886)
                                                     -----------  -----------  ------------ ------------                -----------
Balance, December 31, 1999                            10,064,526    2,013,760    31,388,237     (671,156)                42,795,367
   Comprehensive income:
     Net income - 2000                                        --           --     5,520,961           -- $    5,520,961   5,520,961
     Other comprehensive income:
       Unrealized holding gains arising
        during period, (net of tax, $448,820)                 --           --            --           --        871,239
       Reclassification adjustment,
        (net of tax, $3,303)                                  --           --            --           --          6,413
                                                                                                         --------------
     Other comprehensive income (net
        of tax, $452,123)                                     --           --            --      877,652        877,652     877,652
                                                                                                         --------------
     Total comprehensive income                                                                       -- $    6,398,613
                                                                                                         ==============
   Cash dividends declared                                    --           --    (2,571,072)          --                 (2,571,072)
   Proceeds from sale of common stock                     36,812      257,684            --           --                    294,496
   Repurchase of common stock under dividend
     reinvestment plan                                   (36,612)    (272,329)           --           --                   (308,941)
   Issuance of common stock under
     dividend reinvestment plan                           36,390      271,980            --           --                    308,370
   Shares purchased and retired                         (204,296)  (1,681,608)           --           --                 (1,885,904)
                                                     -----------  -----------  ------------  -----------                -----------
Balance, December 31, 2000                           $ 9,896,820  $   589,487  $ 34,338,126  $   206,496                $45,030,929
                                                     ===========  ===========  ============  ===========                ===========

 See Notes to Consolidated Financial Statements.

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 2000, 1999 and 1998


                                                                                       2000            1999             1998
                                                                                   -----------      -----------      -----------
 Cash Flows from Operating Activities
   Net income                                                                      $ 5,520,961      $ 5,959,639      $ 5,617,476
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss from equity investment in partnership                                       32,018           27,948           16,868
       Depreciation and amortization                                                   962,038          899,474          764,667
       Deferred tax (benefit) provision                                               (433,657)        (154,418)         169,071
       Provision for loan losses                                                       647,000          510,000          448,959
       Net gain on other real estate                                                   (70,305)          (7,569)          (6,587)
       Net loss (gain) on sale of bank premises and equipment                               --            1,965           (9,452)
       (Gain) losses realized on available for sale securities                           9,716           76,268           (8,035)
       Accretion of discounts and amortization of
         premiums, net                                                                  23,467           80,108          (50,838)
       Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable                           (327,887)        (159,187)          56,664
         Decrease in other assets                                                       29,601          227,616          156,225
         Increase (decrease) in accrued interest payable                               385,321           54,923          (53,984)
         Increase (decrease) in other liabilities                                      298,252        1,465,815       (1,821,555)
                                                                                   -----------      -----------      -----------
           Net cash provided by operating activities                                 7,076,525        8,982,582        5,279,479
                                                                                   -----------      -----------      -----------

 Cash Flows from Investing Activities
   Proceeds from sales of securities available for sale                              6,079,372        3,641,476          986,215
   Maturities and principal repayments of securities
     available for sale                                                              6,885,204        8,806,051       30,365,423
   Maturities of securities held to maturity                                           280,000        4,151,575        4,928,700
   Purchases of investment securities available for sale                            (7,307,879)     (15,439,530)     (28,683,708)
   Purchases of investment securities held to maturity                                      --       (9,656,710)     (10,436,023)
   Proceeds from sale of other real estate                                             354,098           32,319           49,587
   Net (increase) in loans                                                         (27,969,890)     (34,409,235)     (12,365,538)
   Purchases of bank premises and equipment                                         (1,748,393)        (797,042)      (1,264,435)
   Proceeds from sale of bank premises and equipment                                        --           24,963           11,909
   Decrease in deposits with other banks                                                    --               --           99,570
                                                                                   -----------      -----------      -----------
           Net cash used in investing activities                                   (23,427,488)     (43,646,133)     (16,308,300)
                                                                                   -----------      -----------      -----------

See Notes to Financial Statements.

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Continued)
             For the Years Ended December 31, 2000, 1999 and 1998

                                                                                2000                1999              1998
                                                                               -----                ----              ----
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposit accounts, interest-
   bearing demand deposits and savings accounts                               (261,706)          2,326,422          22,531,272
 Net increase in certificates of deposit                                    28,028,629          15,990,049             917,500
 Proceeds from Federal Home Loan Bank advances                                      --           8,000,000                  --
 Repayments of Federal Home Loan Bank advances                              (1,000,000)                 --                  --
 Increase (decrease) in Federal funds purchased                               (420,000)          1,468,000                  --
 Proceeds from sale of stock                                                   294,496                  --                  --
 Repurchases and retirement of stock                                        (1,885,904)         (1,936,886)           (582,783)
 Repurchase of stock under dividend reinvestment plan                         (308,941)                 --                  --
 Issuance of common stock under reinvestment plan                              308,370                  --                  --
 Dividends paid                                                             (2,571,072)         (2,448,057)         (2,276,164)
                                                                          ------------       -------------        ------------
    Net cash provided by financing activities                               22,183,872          23,399,528          20,589,825
                                                                          ------------       -------------        ------------

    Net increase (decrease) in cash
       and cash equivalents                                                  5,832,909         (11,264,023)          9,561,004

 Cash and Cash Equivalents
  Beginning of year                                                         10,258,340          21,522,363          11,961,359
                                                                          ------------       -------------        ------------

  End of year                                                             $ 16,091,249       $  10,258,340        $ 21,522,363
                                                                          ============       =============        ============

 Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                              $ 14,127,784       $  11,811,959        $ 11,899,638
                                                                          ============       =============        ============

    Income taxes                                                          $  2,629,745       $   1,730,215        $  2,166,398
                                                                          ============       =============        ============
 Supplemental Disclosures of Noncash Financing Activities,
   transfers from loans to foreclosed real estate                         $    418,597       $          --        $    224,757
                                                                          ============       =============        ============

 See Notes to Consolidated Financial Statements.

                       EASTERN VIRGINIA BANKSHARES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

          The accounting and reporting policies of Eastern Virginia Bankshares, Inc. and Subsidiaries (the "Corporation") conform to generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant of those policies:

          Business

               Eastern Virginia Bankshares, Inc. is a bank holding company that provides full banking services, including commercial and consumer demand and time deposit accounts, commercial and consumer loans, Visa and Mastercard revolving credit accounts, drive-in banking services and automated teller machine transactions through its wholly-owned subsidiaries, Southside Bank ("SSB"), Bank of Northumberland, Inc. ("BNI") and Hanover Bank ("HB"). The area served by the Corporation is primarily the counties of Essex, Northumberland, King & Queen, King William, Richmond, Lancaster, Hanover, Gloucester, Middlesex and Caroline.

          Basis of Presentation and Consolidation

               The consolidated statements of Eastern Virginia Bankshares, Inc. and its wholly-owned subsidiaries, Southside Bank, Bank of Northumberland, Inc. and Hanover Bank include the accounts of all companies. All material intercompany balances and transactions have been eliminated in consolidation.

          Use of Estimates

               In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of foreclosed real estate and deferred tax assets.

                  Notes to Consolidated Financial Statements


     Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all which mature within ninety days.

     Securities

          Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

          Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Loans

          The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

          The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

          All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                  Notes to Consolidated Financial Statements

Allowance for Loan Losses

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractural terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Other Real Estate

     Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

Bank Premises and Equipment

     Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets and is computed using the straight-line or declining-balance method for financial reporting purposes. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

                  Notes to Consolidated Financial Statements

          Income Taxes

               Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

          Earnings Per Share

               Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.

               Weighted average shares were 4,947,507, 5,092,008, and 5,178,700 for the years ended 2000, 1999 and 1998, respectively. The Corporation had no potential common stock as of December 31, 2000, 1999, and 1998.

          Comprehensive Income

               Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

          Pension Plan

               The Corporation has a defined benefit pension plan covering employees meeting certain age and service requirements. The Corporation computes the net periodic pension cost of the plan in accordance with FASB No. 87, "Employers' Accounting for Pensions."

          Advertising

               The Corporation practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $430,661, $236,117 and $247,254 for the three years ended
               December 31, 2000, 1999 and 1998, respectively.

          Reclassifications

               Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note 2.   Cash and Due From Banks

          To comply with Federal Reserve Regulations, the Corporation's subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2000 and 1999, the aggregate amounts of daily average required balances were approximately $765,000 and $784,000.

                  Notes to Consolidated Financial Statements


Note 3.  Securities

         The amortized cost and fair value of securities, with gross unrealized gains and losses,

                                                                 December 31, 2000
                                      ------------------------------------------------------------------
                                                              Gross            Gross          Estimated
                                          Amortized        Unrealized       Unrealized           Fair
                                             Cost             Gains          (Losses)            Value
                                      -------------      ------------    -------------     -------------
 Available for Sale:
  U.S. Government
    obligations                          $  7,195,200        $  27,247      $   (6,075)      $   7,216,372
 Obligations of U.S.
    Government agencies                    23,393,707          111,829        (131,976)         23,373,560
 Corporate bonds                            6,173,697           21,939         (22,746)          6,172,890
 Obligations of state and
    political subdivisions                 42,827,840          583,818        (272,899)         43,138,759
 Other securities                           3,501,664              192              --           3,501,856
                                         ------------        ---------      ----------       -------------
        Total                            $ 83,092,108        $ 745,025      $ (433,696)      $  83,403,437
                                         ============        =========      ==========       =============

                                                                  December 31, 1999
                                      -----------------------------------------------------------------------
                                                                Gross            Gross          Estimated
                                            Amortized        Unrealized       Unrealized           Fair
                                               Cost             Gains          (Losses)            Value
                                      -----------------      -----------      -----------       -------------
Available for Sale:
   U.S. Government
     obligations                       $    8,517,407     $     3,396     $    (63,449)       $   8,457,354
   Obligations of U.S.
     Government agencies                   23,281,111          23,131         (718,883)          22,585,359
   Corporate bonds                          4,278,173             325          (80,023)           4,198,475
   Obligations of state and
     political subdivisions                 7,033,903           3,641         (185,050)           6,852,494
   Other securities                         1,201,510              --               --            1,201,510
                                       --------------    ------------     ------------        -------------
                                           44,312,104          30,493       (1,047,405)          43,295,192
                                       --------------    ------------     ------------        -------------
Held to Maturity:
   Obligations of state and
     political subdivisions                44,780,367         308,627         (637,615)          44,451,379
                                       --------------    ------------     ------------        -------------
        Total                          $   89,092,471     $   339,120     $ (1,685,020)       $  87,746,571
                                       --------------    ------------     ------------        -------------
follows:

                   Notes to Consolidated Financial Statements



The following is a comparison of amortized cost and estimated fair values of the Corporation's securities by contractual maturity at December 31, 2000:


                                          Amortized                Fair
                                            Cost                  Value
                                      ---------------      ---------------
Available for Sale:
   One year or less                   $     9,715,957      $     9,723,528
   1-5 years                               30,920,035           30,998,652
   5-10 years                              29,906,090           30,034,496
   After 10 years                           6,844,834            6,913,672
   Mortgage-backed securities               5,705,192            5,733,089
                                      ---------------      ---------------
     Total                            $    83,092,108      $    83,403,437
                                      ===============      ===============

For the years ended December 31, 2000, 1999 and 1998, proceeds from sales of securities available for sale amounted to $6,079,372, $3,641,476 and $986,215, respectively. Gross realized losses amounted to $9,716 and $76,268 in 2000 and 1999, respectively, and gross realized gains amounted to $8,035 in 1998.

The book value of securities pledged to secure public deposits and other purposes amounted to $5,721,367 and 8,851,091 at December 31, 2000 and 1999, respectively.

As permitted under FASB No. 133, the Corporation transferred securities held to maturity with a book value of $44,491,960 and a market value of $43,941,901 to securities available for sale as of April 1, 2000.

                  Notes to Consolidated Financial Statements


Note 4.   Loans

          The following is a comparison of loans by type which were outstanding at December 31, 2000 and 1999:

                                                                            2000             1999
                                                                          ----------      ----------
                                                                                    (Thousands)
              Real estate - construction                                  $    9,020      $    8,267
              Real estate - mortgage                                         163,573         152,905
              Commercial real estate                                          36,183          33,103
              Commercial, industrial and agricultural loans                   34,807          31,003
              Loans to individuals for household, family
                    and other consumer expenditures                           61,505          51,890
              All other loans                                                    450             460
                                                                          ----------      ----------
                         Total gross loans                                   305,538         277,628
              Less unearned income and deferred loan fees                     (4,507)         (3,770)
              Less allowance for loan losses                                  (4,408)         (4,154)
                                                                          ----------      ----------
                         Total net loans                                  $  296,623      $  269,704
                                                                          ==========      ==========

Note 5.   Allowance for Loan Losses

          The following is a summary of the activity in the allowance for loan losses:

                                                                     2000          1999            1998
                                                                 ------------  ------------   ------------
              Balance at beginning of year                       $  4,153,813  $  3,859,996   $  3,868,433
              Provisions charged against income                       647,000       510,000        448,959
              Recoveries of loans charged off                         298,405       249,824        209,827
              Loans charged off                                      (690,829)     (466,007)      (667,223)
                                                                 ------------  ------------   ------------
              Balance at end of year                             $  4,408,389  $  4,153,813   $  3,859,996
                                                                 ============  ============   ============

                  Notes to Consolidated Financial Statements

          The Corporation had no impaired loans as of December 31, 2000 and 1999.

          Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $1,967,433 and $1,821,838 at December 31, 2000 and 1999.
          If interest on these loans had been accrued such income would have approximated $104,310 and $150,701, respectively.

Note 6.   Related Party Transactions

          Loans to directors and officers totaled $6,953,667 and $5,654,457 at December 31, 2000 and 1999, respectively. New advances to directors and officers totaled $4,262,559 and repayments totaled $2,963,349 in the year ended December 31, 2000.

Note 7.   Bank Premises and Equipment

          A summary of the cost and accumulated depreciation of bank premises and equipment follows:

                                                                      2000              1999
                                                                 ------------      ------------
          Land and land improvements                             $  1,302,497      $  1,227,647
          Buildings                                                 4,808,346         4,444,024
          Furniture, fixtures and equipment                         6,567,266         5,273,045
                                                                 ------------      ------------
                                                                   12,678,109        10,944,716
          Less accumulated depreciation                             7,338,430         6,376,392
                                                                 ------------      ------------
                                                                 $  5,339,679      $  4,568,324
                                                                 ============      ============

          Depreciation and amortization expense amounted to $962,038, $899,474 and $764,667 for 2000, 1999 and 1998, respectively.

Note 8.   Deposits

          The aggregate amount of certificate of deposit with a minimum denomination of $100,000, was $39,446,537 and $29,186,107 at December
          31, 2000 and 1999, respectively.

                  Notes to Consolidated Financial Statements

          At December 31, 2000, the scheduled maturities of certificates of deposit were as follows:

               2001                                    $ 104,319,750
               2002                                       52,731,349
               2003                                       12,212,509
               2004                                        4,205,891
               2005                                        4,673,324
               2006 and thereafter                           469,616
                                                       -------------
                  Total                                $ 178,612,439
                                                       =============

Note 9.   Income Taxes

          Net deferred tax assets consist of the following components as of December 31, 2000 and 1999:

                                                                       2000         1999
                                                                    ----------   ----------
          Deferred tax assets:
             Depreciation and amortization                          $  240,337   $  189,469
             Deferred loan fees                                           --         11,124
             Unrealized loss on available for sale securities             --        345,747
             Allowance for loan losses                               1,284,370    1,197,814
             Interest on nonaccrual loans                               35,465       51,238
             Pension liability                                         106,173        6,091
             Organizational costs                                       56,986         --
             Other                                                      13,806       28,789
                                                                    ----------   ----------
                                                                     1,737,137    1,830,272
                                                                    ----------   ----------
          Deferred tax liabilities:
             Net unrealized gain on available for sale securities      106,376         --
             Deferred loan costs                                          --        181,045
             FHLB dividend                                               7,888        7,888
                                                                    ----------   ----------
                                                                       114,264      188,933
                                                                    ----------   ----------

          Net deferred tax asset                                    $1,622,873   $1,641,339
                                                                    ==========   ==========

                  Notes to Consolidated Financial Statements

Income tax expense charged to operations for the years ended December 31, 2000, 1999 and 1998, consists of the following:

                                          2000            1999           1998
                                          ----            ----           ----

  Currently payable                   $ 2,359,536     $ 2,365,021    $ 1,918,502
  Deferred tax (benefit) provision       (433,657)       (154,418)       169,071
                                      -----------     -----------    -----------
                                      $ 1,925,879     $ 2,210,603    $ 2,087,573
                                      ===========     ===========    ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998, due to the following:


                                            2000         1999          1998
                                            ----         ----          ----
Expected tax expense at
statutory rate                          $ 2,531,926  $ 2,777,882   $ 2,619,717
Increase (decrease) in taxes
resulting from:
  Tax-exempt interest                      (557,544)    (572,918)     (541,405)
  Other                                     (48,503)       5,639       (22,267)
                                                 --           --        31,528
  Merger expenses                       -----------  -----------   -----------
                                        $ 1,925,879  $ 2,210,603   $ 2,087,573
                                        ===========  ===========   ===========

                  Notes to Consolidated Financial Statements


Note 10. Employee Benefit Plans

         Pension Plan

               The Corporation has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's compensation during the last five years of employment. The Corporation's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future. Information about the plan follows:


                                                                 2000              1999               1998
                                                                 ----              ----               ----
    Change in Benefit Obligation
     Benefit obligation, beginning                        $   4,690,859      $   4,262,636      $  3,458,415
     Service cost                                               326,690            293,394           222,583
     Interest cost                                              349,215            317,051           257,668
     Actuarial (gain) loss                                      (16,011)          (100,964)          402,697
     Benefits paid                                             (242,858)           (81,258)          (78,727)
                                                          -------------      -------------      ------------
     Benefit obligation, ending                           $   5,107,895      $   4,690,859      $  4,262,636
                                                          -------------      -------------      ------------
    Change in Plan Assets
     Fair value of plan assets, beginning                 $   4,782,516      $   3,894,540      $  3,700,705
     Actual return on plan assets                             1,035,857            673,179           (48,988)
     Employer contributions                                          --            296,055           321,550
     Benefits paid                                             (242,858)           (81,258)          (78,727)
                                                          -------------      -------------      ------------
     Fair value of plan assets, ending                    $   5,575,515      $   4,782,516      $  3,894,540
                                                          -------------      -------------      ------------

     Funded status                                        $     467,620      $      91,657      $   (368,096)
     Unrecognized net actual gain                              (994,735)          (343,540)          112,210
     Unrecognized net obligation at transition                   29,174             32,968            36,762
     Unrecognized prior service cost                            136,379            150,523           164,667
                                                          -------------      -------------      ------------
     Accrued benefit cost included in other liabilities   $    (361,562)     $     (68,392)     $    (54,457)
                                                          =============      =============      ============
   Components of Net Periodic Benefit Cost
     Service cost                                         $     326,690      $     293,394      $    222,583
     Interest cost                                              349,215            317,051           257,668
     Expected return on plan assets                            (400,673)          (318,393)         (331,006)
     Amortization of prior service cost                          14,144             14,144            14,144
     Amortization of net obligation at transition                 3,794              3,794             3,794
     Recognized net actuarial gain                                   --                 --           (17,954)
                                                          -------------      -------------      ------------
     Net periodic benefit cost                            $     293,170      $     309,990      $    149,229
                                                          =============      =============      ============
   Weighted-Average Assumptions as
      of December 31
     Discount rate                                                 7.5%               7.5%               7.5%
     Expected return on plan assets                                9.0%               9.0%               9.0%
     Rate of compensation increase                                 5.0%               5.0%               5.0%

                  Notes to Consolidated Financial Statements

           401(k) Plan

               The Corporation has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 4% of salary, in addition to the contribution made by the Corporation.

               Contributions to this Plan by the Corporation of $62,685, $46,827 and $41,593 were included in expenses for the years ended December 31, 2000, 1999, and 1998, respectively.

  Note 11. Other Expenses

           For the years ended December 31, 2000, 1999 and 1998, other expenses included the following:

                                                                2000            1999             1998
                                                                ----            ----             ----
                  Data processing                         $    285,529       $ 223,768      $   542,873
                  Printing supplies and postage                726,090         584,237          575,713
                  Advertising and marketing                    430,616         236,117          247,254
                  Other (no item exceeds 1%
                     of total revenue)                       2,009,781       1,586,892        1,594,731
                                                          ------------     -----------    -------------
                                                          $  3,452,016     $ 2,631,014    $   2,960,571
                                                          ============     ===========    =============

Note 12. Commitments and Contingent Liabilities

         Southside Bank has entered into a long-term land lease for its Hartfield branch. The lease was entered into on May 9, 1988 and provides for an original term of fifteen years with an option to renew for two additional terms of ten years each, three additional terms of five years each and, thereafter, for five additional terms of five years each. Annual rent currently is $5,400 with an adjustment to monthly rent at renewal of .9% of the then monthly rent.

         Hanover Bank rents its principal location in Mechanicsville from a related party under an operating lease. The lease was entered into on May 1, 2000 and provides for an original term of five years with two renewal options of five years each. Annual rent throughout this lease term is $40,320.

         Total rent expense was $32,280, $5,400 and $5,400 for 2000, 1999, and
         1998, respectively, and was included in occupancy expense.

                  Notes to Consolidated Financial Statements

         The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

               2001                  $  45,720
               2002                     45,720
               2003                     42,120
               2004                     40,320
               2005                     13,440
                                     ---------
                    Total            $ 187,320
                                     =========

         In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

         See Note 16 with respect to financial instruments with off-balance-sheet risk.

Note 13. Restrictions on Transfers to Parent

         Transfers of funds from banking subsidiaries to the Parent Corporation in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2000, there were no unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Corporation without regulatory approval.

Note 14. Federal Home Loan Bank Advances and Available Lines of Credit

         At December 31, 2000, the Corporation's fixed-rate debt consisted of Federal Home Loan Bank advances of $7,000,000 at SSB. The advances mature through 2010. At December 31, 2000, the interest rates ranged from 5.62 percent to 5.92 percent with a weighted average interest rate of 5.83 percent. At December 31, 1999, SSB had a 5.62 percent fixed-rate, long-term advance of $3,000,000 and a variable rate advance of $5,000,000. The advances matured through 2002.

         Advances on the line are secured by a blanket lien on the 1 to 4 family dwelling loan portfolio of SSB. Available credit amounted to $29,740,000 or 13% of SSB assets.

         The contractual maturities of the Federal Home Loan Bank advances are as follows:

               Due in 2000                $          --
               Due in 2001                    1,000,000
               Due in 2002                    1,000,000
               Due in 2008                    5,000,000
                                          -------------
                                          $   7,000,000
                                          =============

         The Corporation has unused lines of credit totaling $11,700,000 with nonaffiliated banks as of December 31, 2000. There were no outstanding borrowings on these lines of credit as of December 31, 2000.

                  Notes to Consolidated Financial Statements

Note 15. Dividend Reinvestment Plan

         The Corporation has in effect a Dividend Reinvestment Plan which provides an automatic conversion of dividends into common stock for enrolled stockholders. It is based on the stock's fair market value on each dividend record date, and allows for voluntary contributions to purchase stock up to $5,000 per stockholder per calendar quarter.

Note 16. Financial Instruments with Off-Balance-Sheet Risk

         The Corporation is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

         The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                    Contract Amount
                                                 ------------------------
                                                   2000          1999
                                                 ---------      ---------
                                                       (Thousands)
             Commitments to grant loans and
              unfunded commitments under
              lines of credit                    $   28,706     $  26,566
             Standby letters of credit           $      830     $     744

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

         Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

         Standby letters of credit are conditional commitments issued by the Corporation to guarantee the Notes to Consolidated Financial Statements performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

                  Notes to Consolidated Financial Statements

         The Corporation maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2000, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $5,971,210.

Note 17. Fair Value of Financial Instruments and Interest Rate Risk

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in may instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

            Cash and Short-Term Investments

              For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

            Securities

              For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

            Loans

              For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

            Deposit Liabilities

              The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using market rates for deposits of similar remaining maturities.

                  Notes to Consolidated Financial Statements

            Short-Term Borrowings

              The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

            Long-Term Debt

              The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

            Accrued Interest

              The carrying amounts of accrued interest approximate fair value.

            Off-Balance-Sheet Financial Instruments

              The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

              The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

              At December 31, 2000 and 1999, the carrying amounts of loan commitments and standby letters of credit approximated fair value.

              The estimated fair values and related carrying amounts of the Corporation's financial instruments are as follows:

                                                        December 31, 2000                December 31, 1999
                                                 -------------------------------    ----------------------------
                                                     Carrying        Estimated        Carrying        Estimated
                                                      Amount        Fair Value         Amount        Fair Value
                                                 -------------    --------------
                                                           (Thousands)                       (Thousands)
            Financial assets:
             Cash and short-term
               investments                         $    16,091     $    16,091       $    10,258    $    10,258
             Securities - available for sale            83,403          83,403            43,295         43,295
             Securities - held to maturity                  --              --            44,780         44,451
             Loans                                     296,623         303,092           269,704        273,300
             Accrued interest receivable                 2,910           2,910             2,582          2,582

                  Notes to Consolidated Financial Statements

                                                      December 31, 2000                  December 31, 1999
                                               ------------------------------    -------------------------------
                                                 Carrying         Estimated        Carrying          Estimated
                                                 Amount           Fair Value       Amount            Fair Value
                                                ----------        -----------     ------------     -------------
                                                        (Thousands)                        (Thousands)
        Financial liabilities:
         Noninterest-bearing deposits          $    38,126        $  38,126       $    32,816      $       32,816
         Interest-bearing deposits                 312,288          315,404           289,831             288,724
         Federal funds purchased                     1,048            1,048             1,468               1,468
         Federal Home Loan Bank
           advances                                  7,000            7,135             8,000               7,974
         Accrued interest payable                    1,181            1,181               795                 795

        The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a risking rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

Note 18. Regulatory Matters

        The Corporation (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) in the regulations to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation meets all capital adequacy requirements to which it is subject.

        As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  Notes to Consolidated Financial Statements


The Corporation's and the Banks' actual capital amounts and ratios are presented in the table.


                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                     Maximum                   Prompt Corrective
                                          Actual               Capital Requirement             Action Provisions
                                 -----------------------     ------------------------      -------------------------
                                  Amount         Ratio         Amount        Ratio            Amount        Ratio
                                 -----------    --------     -----------   ----------      ----------    -----------
                                                               (Amounts in Thousands)
As of December 31, 2000:
 Total Capital (to Risk
   Weighted Assets)
    Consolidated                 $    48,205      17.89%      $    21,551      8.00%              N/A         N/A
    SSB                          $    16,819      10.88%      $    12,372      8.00%        $  15,465       10.00%
    BNI                          $    15,811      16.80%      $     7,529      8.00%        $   9,411       10.00%
    HB                           $     4,876      24.33%      $     1,603      8.00%        $   2,004       10.00%
 Tier 1 Capital (to Risk
   Weighted Assets)
    Consolidated                 $    44,825      16.58%      $    10,817      4.00%              N/A         N/A
    SSB                          $    11,878       7.65%      $     6,211      4.00%        $   9,317        6.00%
    BNI                          $    10,631      11.26%      $     3,777      4.00%        $   5,666        6.00%
    HB                           $     4,625      22.29%      $       805      4.00%        $   1,207        6.00%
 Tier 1 Capital (to
   Average Assets)
    Consolidated                 $    44,825      11.14%      $    16,093      4.00%             N/A          N/A
    SSB                          $    11,878       7.65%      $     9,156      4.00%        $  11,445        5.00%
    BNI                          $    10,631       6.98%      $     6,091      4.00%        $   7,614        5.00%
    HB                           $     4,625      17.76%      $     1,042      4.00%        $   1,302        5.00%

As of December 31, 1999:
 Total Capital (to Risk
   Weighted Assets)
    Consolidated                 $    46,503      19.24%      $    19,339      8.00%              N/A         N/A
    SSB                          $    16,718      10.97%      $    12,189      8.00%        $  15,236       10.00%
    BNI                          $    14,437      16.09%      $     7,179      8.00%        $   8,973       10.00%
 Tier 1 Capital (to Risk
   Weighted Assets)
    Consolidated                 $    43,467      17.98%      $     9,669      4.00%              N/A         N/A
    SSB                          $    11,802       7.75%      $     6,094      4.00%        $   9,142        6.00%
    BNI                          $     9,313      10.38%      $     3,589      4.00%        $   5,384        6.00%
 Tier 1 Capital (to
   Average Assets)
    Consolidated                 $    43,467      11.98%      $    14,509      4.00%              N/A         N/A
    SSB                          $    11,802       5.22%      $     9,049      4.00%        $  11,312        5.00%
    BNI                          $     9,313       6.12%      $     6,084      4.00%        $   7,606        5.00%

                  Notes to Consolidated Financial Statements



Note 19. Condensed Financial Information - Parent Company Only


                       EASTERN VIRGINIA BANKSHARES, INC.
                           (Parent Corporation Only

                                Balance Sheets
                          December 31 2000 and  1999

                  Assets                                                           2000                  1999
                                                                             --------------      -----------------
        Cash on deposit with subisidary banks                                $    9,540,739      $      15,688,413
        Subordinated debt in subsidiaries                                         7,000,000              7,000,000
        Investment in subsidiaries                                                   27,340             20,444,056
        Other investments                                                           118,375                     --
        Deferred income taxes                                                        80,473                     --
        Premises and equipment, net                                               1,061,757                     --
        Accrued interst receivable                                                      739                     --
        Other assets                                                                264,850                 34,917
                                                                             --------------      -----------------
                  Total assets                                               $   45,407,591      $      43,167,386
                                                                             ==============      =================
            Liabilities and Shareholders' Equity


        Liabilities

          Other liabilities                                                  $      376,662      $         372,019

        Shareholders' Equity
          Common stock                                                            9,896,820             10,064,526
          Capital surplus                                                           589,487              2,013,760
          Retained earnings                                                      34,338,126             31,388,237
          Accumulated other comprehensive income (loss)                             206,496               (671,156)
                                                                             --------------      -----------------
                  Total shareholders' equity                                     45,030,929             42,795,367
                                                                             --------------      -----------------

                  Total liabilities and shareholders' equity                 $   45,407,591      $      43,167,386
                                                                             ==============      =================

                  Notes to Consolidated Financial Statements


                       EASTERN VIRGINIA BANKSHARES, INC.
                           (Parent Corporation Only)

                             Statements of Income
             For the Years Ended December 31, 2000, 1999 and 1998

                                                            2000            1999            1998
                                                       --------------  --------------  --------------
Income:
  Dividends from subsidiaries                          $    4,500,000  $    7,000,000  $    6,995,376
  Dividends                                                       688              --              --
  Interest from subsidiaries                                  212,456         438,500         474,353
  Interest from subordinated debt                             490,000              --              --
  Operations services                                       1,412,132              --              --
  Miscellaneous income                                         12,431               8          29,650
                                                       --------------  --------------  --------------
                                                            6,627,707       7,438,508       7,499,379
                                                       --------------  --------------  --------------

Expenses:
  Salaries and benefits                                       607,413              --              --
  Net occupancy expense                                       436,057              --              --
  Equipment expense                                            23,108              --              --
  Management fees                                             390,000         185,600         332,800
  Miscellaneous                                               669,117         251,941         170,866
                                                       --------------  --------------  --------------
                                                            2,125,695         437,541         503,666
                                                       --------------  --------------  --------------

          Net income before distributions in excess
           of earnings of subsidiaries                      4,502,012       7,000,967       6,995,713

Undistributed (distributed) earnings of subsidiaries        1,018,949      (1,041,328)     (1,378,237)
                                                       --------------  --------------  --------------
          Net income                                   $    5,520,961  $    5,959,639  $    5,617,476
                                                       ==============  ==============  ==============

                  Notes to Consolidated Financial Statements


                       EASTERN VIRGINIA BANKSHARES, INC.
                           (Parent Corporation Only)

                           Statements of Cash Flows
             For the Years Ended December 31, 2000, 1999 and 1998

                                                            2000            1999            1998
                                                       --------------  --------------  --------------
Cash Flows from Operating Activities
  Net income                                           $    5,520,961  $    5,959,639  $    5,617,476
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Distributions in excess of (undistributed)
     earnings of earnings of subsidiaries                  (1,018,949)      1,041,328       1,378,237
    Depreciation                                              403,344              --              --
    Deferred tax (benefit)                                    (80,473)             --              --
    (Increase) in accrued interest receivable                    (739)             --              --
    Decrease (increase) in other assets                      (229,935)         25,111         (60,028)
    Increase in other liabilities                               4,643         320,332          51,687
                                                       --------------  --------------  --------------
          Net cash provided by operating activities         4,598,852       7,346,410       6,987,372
                                                       --------------  --------------  --------------

Cash Flows from Investing Activities
  Purchases of investment securities                         (118,375)             --              --
  Purchases of premises and equipment                      (1,465,100)             --              --
                                                       --------------  --------------  --------------
          Net cash (used in) investing activities          (1,583,475)             --              --
                                                       --------------  --------------  --------------

Cash Flows from Financing Activities
  Capital transferred to Hanover Bank                      (5,000,000)             --              --
  Subordinated debt to subsidiary banks                            --      (7,000,000)             --
  Dividends paid                                           (2,571,072)     (2,448,057)     (2,276,164)
  Proceeds from sale of common stock                          294,496              --              --
  Repurchase of common stock under dividend
   reinvestment plan                                         (308,941)             --              --
  Issuance of common stock under
   dividend reinvestment plan                                 308,370              --              --
  Shares repurchased and retired                           (1,885,904)     (1,936,886)       (582,783)
                                                       --------------  --------------  --------------
          Net cash (used in) financing activities          (9,163,051)    (11,384,943)     (2,858,947)
                                                       --------------  --------------  --------------

          Increase (decrease) in cash
            and cash equivalents                           (6,147,674)     (4,038,533)      4,128,425

Cash and Cash Equivalents, beginning of year               15,688,413      19,726,946      15,598,521
                                                       --------------  --------------  --------------

Cash and Cash Equivalents, end of year                 $    9,540,739  $   15,688,413  $   19,726,946
                                                       ==============  ==============  ==============