Form 10-Q
period 2001-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2001-05-07
CIK 1047170

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended March 31, 2001

                                       OR
  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
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

                  Registrant's telephone number (804) 443-8423


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes x   No __
                                    ---


The number of shares of the registrant's Common Stock outstanding as of April 25, 2001 was 4,921,408.

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 2001

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


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 March 31         December 31
                                                                    2001              2000
                                                                (unaudited)        (audited)
                                                                -----------------------------
Assets:
Cash and due from banks                                            $ 11,737          $ 14,160
Federal funds sold                                                   12,826             1,931
Securities available for sale at fair value                          82,890            83,403
Loans, net                                                          303,013           296,623
Deferred income taxes                                                 1,115             1,623
Bank premises and equipment                                           5,797             5,340
Accrued interest receivable                                           2,685             2,910
Other real estate                                                       123               378
Other assets                                                            730               737
                                                                   --------          --------
 Total assets                                                      $420,916          $407,105
                                                                   ==========================

Liabilities and Shareholders' Equity
Liabilities
 Noninterest-bearing demand accounts                               $ 39,603          $ 38,126
 Savings accounts and interest bearing deposits                     137,565           133,675
 Time deposits                                                      187,101           178,613
                                                                   --------          --------
  Total deposits                                                    364,269           350,414
 Short-term borrowings                                                    -             1,048
 Long-term debt                                                       7,000             7,000
 Accrued interest payable                                             1,223             1,181
 Other liabilities                                                    2,108             2,431
                                                                   --------          --------
  Total liabilities                                                 374,600           362,074
Shareholders' Equity
 Common stock of $2 par value per share, authorized
  50,000,000 shares, issued and outstanding
  4,921,408 and 4,948,410 respectively                                9,843             9,897
 Surplus                                                                237               589
 Retained earnings                                                   35,042            34,338
 Accumulated other comprehensive income                               1,194               207
                                                                   --------          --------
   Total shareholders' equity                                        46,316            45,031

   Total liabilities and shareholders' equity                      $420,916          $407,105
                                                                   ==========================

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except share amounts)

                                                                Three Months Ended
                                                                       March 31
                                                                  2001         2000
                                                                ------       ------
Interest Income:
   Loans                                                        $6,794       $6,074

   Interest and dividends on securities
     Taxable bonds                                                 694          543
     Tax exempt bonds                                              432          689
     Dividends                                                      60           16
   Interest on federal funds sold                                   66           33
                                                                ------       ------
       Total interest and dividend income                        8,046        7,355

Interest Expense
   Deposits                                                      3,821        3,112
   Short-term borrowings                                             6          135
   Long-term debt                                                  104           55
                                                                ------       ------
       Total interest expense                                    3,931        3,302
                                                                ------       ------
       Net interest income                                       4,115        4,053
Provision for loan losses                                          264          132
                                                                ------       ------
       Net interest income after provision for loan              3,851        3,921
losses
Other income
   Service charges on deposit accounts                             438          372
   Gain (loss) on sale of available for sale securities              -           (5)
   Other operating income                                          183          123
                                                                ------       ------
                                                                   621          490
                                                                ------       ------
Other Expenses
   Salaries and benefits                                         1,457        1,242
   Net occupancy expense of premises                               399          377
   Other operating expenses                                        786          821
                                                                ------       ------
                                                                 2,642        2,440
                                                                ------       ------
     Income before income taxes                                  1,830        1,971
Income Tax Expense                                                 483          484
                                                                ------       ------
     Net income                                                 $1,347       $1,487
                                                                ===================

Earnings Per Share, basic and assuming dilution                  $0.27        $0.30

Dividends per share                                              $0.13        $0.13


See Notes to Consolidated Financial Statements

Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                            Three Months Ended
                                                                       -----------------------------
                                                                          March 31        March 31
                                                                            2001            2000
                                                                       -------------   -------------
Cash Flows from Operating Activities
  Net income                                                             $ 1,347         $ 1,487
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            237             251
    Provision for loan losses                                                264             132
    Losses (gains) realized on available for sale securities                   -               5
    Net (gain) loss on sale of OREO                                          (31)              -
    (Increase) decrease in other assets                                      237            (246)
    Increase (decrease) in other liabilities                                (282)             79
                                                                         -------         -------
Net cash provided by operating activities                                  1,772           1,708
Cash Flows from Investing Activities
  Proceeds from maturities, calls, and paydowns of securities              4,977           1,030
  Proceeds from sales of securities                                            -             227
  Purchase of debt securities                                             (2,940)           (374)
  (Purchase) sale of FHLB and Federal Reserve Bank stock                     (33)
  Net (increase) decrease in loans                                        (6,654)         (8,703)
  Purchases of bank premises and equipment                                  (519)           (456)
  Proceeds from sale of OREO                                                 111               -
                                                                         -------         -------
Net cash (used in) investing activities                                   (5,058)         (8,276)
Cash Flows from Financing Activities
  Net increase in noninterest bearing and interest bearing
    demand deposits and savings accounts                                   5,366           1,165
  Net increase in certificates of deposit                                  8,489          10,195
  Acquisition of common stock                                               (406)         (1,785)
  Dividends declared                                                        (643)           (645)
  Increase (decrease) in borrowings                                       (1,048)          3,532
                                                                         -------         -------
Net cash provided by financing activities                                 11,758          12,462
                                                                         -------         -------
  Increase (decrease) in cash and cash equivalents                         8,472           5,894
  Cash and cash equivalents
    Beginning of period                                                   16,091          10,258
                                                                         -------         -------
    End of period                                                        $24,563         $16,152
                                                                         =======================
Supplemental Disclosures of Cash Flow Information
  Cash paid for:
    Interest on deposits and other borrowings                            $ 3,888         $ 3,230
    Income taxes                                                         $   159         $   399

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)



                                                                                    Comprehensive     Retained
                                                                        Total          Income         Earnings
                                                                    -------------   -------------   -------------
Balances - January 1, 2000                                                $42,795                         $31,388
Comprehensive income:
 Net income                                                                 1,487           1,487           1,487
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during the period                   (62)            (62)
   Less: reclassification adjustment                                            3               3
                                                                          -------          ------
 Other comprehensive income, net of tax                                       (59)            (59)
                                                                          -------          ------
 Total comprehensive income                                                                $1,428
                                                                                           ------
Shares purchased and retired                                               (1,785)
Dividends declared                                                           (645)                           (645)
                                                                          -------                       ---------
Balances-March 31, 2000                                                   $41,793                         $32,230
                                                                          -------                       ---------


Balances - January 1, 2001                                                $45,031                         $34,338
Comprehensive income:
 Net income                                                                 1,347           1,347           1,347
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during the period                   987             987
   Less: reclassification adjustment                                            -               -
                                                                          -------          ------
 Other comprehensive income, net of tax                                       987             987
                                                                          -------          ------
 Total comprehensive income                                                                $2,334
                                                                                           ------
Shares purchased and retired                                                 (406)
Dividends declared                                                           (643)                           (643)
                                                                          -------                       ---------
Balances-March 31, 2001                                                   $46,316                         $35,042
                                                                          -------                       ---------


                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive   Common     Capital
                                                                       Income        Stock     Surplus
                                                                    -------------   --------   -------
Balances - January 1, 2000                                                $  (671)   $10,064   $ 2,014
Comprehensive income:
 Net income
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during the period                   (62)
   Less: reclassification adjustment                                            3
                                                                        ---------
 Other comprehensive income, net of tax                                       (59)

 Total comprehensive income

Shares purchased and retired                                                            (190)   (1,595)
Dividends declared                                                              -          -         -
                                                                        ---------   --------   -------
Balances-March 31, 2000                                                   $  (730)   $ 9,874   $   419
                                                                        ---------   --------   -------


Balances - January 1, 2001                                                $   207    $ 9,897   $   589
Comprehensive income:
 Net income
 Other comprehensive income, net of tax
   Unrealized gain/(loss) on securities available for sale:
   Unrealized holding gain/(loss) arising during the period                   987
   Less: reclassification adjustment                                            -
                                                                         --------
 Other comprehensive income, net of tax                                       987

 Total comprehensive income

Shares purchased and retired                                                             (54)     (352)
Dividends declared                                                              -          -         -
                                                                         --------   --------   -------
Balances-March 31, 2001                                                   $ 1,194    $ 9,843   $   237
                                                                         --------   --------   -------

See Notes to Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 2001; the Consolidated Statements of Income, the Consolidated Statement of Cash Flows, and the Consolidated Statement of Changes in Shareholders' Equity for the three-month periods ended March 31, 2001, and March 31, 2000, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 2000.

2. Eastern Virginia Bankshares (the "Company or EVB") was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29,1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Corporation opened its third subsidiary in May, 2000 when Hanover Bank began operations in Hanover County, VA.

3. During the three months ended March 31, 2001, the corporation repurchased 27,000 shares of its common stock at an average price of $15.04. The repurchase and retirement of shares is part of the Board's authorization in January, 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding.

4. The results of operations for the three-month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,931,548 and 4,969,235 for the three months ended March 31, 2001 and 2000.

6. EVB's amortized cost and estimated fair values of securities at March 31, 2001 are as follows:


                                 (in thousands)

                                                                                   March 31, 2001
                                                                           ------------------------------
                                                                                 Gross          Gross        Estimated
                                                                Amortized     Unrealized      Unrealized        Fair
                                                                   Cost          Gains         (Losses)        Value
                                                             -----------------------------------------------------------
Available for Sale:
   U.S. Government obligations                                    $ 5,940         $   97            $ -        $ 6,037
   Obligations of U.S. Government agencies                         23,218            314              6         23,526
   Obligations of state/political subdivisions-tax exempt          35,807            985             56         36,736
   Obligations of state/political subdivisions-taxable              6,477            267              5          6,739
   Corporate bonds                                                  7,124            212              -          7,336
   Equity securities                                                2,516              -              -          2,516
                                                                  -------         ------            ---        -------
      Total                                                       $81,082         $1,875            $67        $82,890
                                                                  ====================================================

Note 7.  EVB's loan portfolio is composed of the following:

                                 (in thousands)

                                                               March 31         December 31
                                                                 2001               2000
                                                               ----------------------------
Commercial, industrial and agricultural loans                  $ 38,201            $ 34,807
Real estate - mortgage                                          164,143             163,573
Real estate construction                                          7,797               9,021
Commercial real estate                                           37,531              36,183
Consumer loans                                                   64,065              61,506
All other loans                                                     525                 448
                                                               --------            --------
   Total loans                                                  312,262             305,538
Less unearned income                                             (4,766)             (4,507)
Less allowance for loan losses                                   (4,483)             (4,408)
                                                               --------            --------
   Total net loans                                             $303,013            $296,623
                                                               ============================


EVB has $3.4 million in non-performing loans at March 31, 2001.

Note 8.  Allowance for Loan Losses

                                                  March 31       December 31        March 31
                                                    2001             2000             2000
                                                  ------------------------------------------
Balance January 1                                 $4,408            $4,154            $4,154
Provision charged against income                     264               647               132
Recoveries of loans charged off                       69               298               125
Loans charged off                                   (258)             (691)             (146)
                                                  ------            ------            ------
Balance at end of period                          $4,483            $4,408            $4,265
                                                  ==========================================

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 9.4% to $1,347,000 for the first quarter of 2001, compared to $1,487,000 for the same period in 2000. Earnings per share decrease 10% to $0.27, compared to $0.30 in the first quarter of 2000. While the corporation's earnings were below those of the comparable quarter of the prior year, management believes that the quarter was a turning point for earnings and for net interest margin which is the largest contributor to income. Quarterly net income and interest margin which had declined in each of the past three quarters, both increased as compared to the fourth quarter of 2000. On a sequential quarter over quarter basis, net income improved $106 thousand while the net interest margin increased from 4.43% to 4.46%.

Total assets on March 31, 2001 were $420.9 million, up $13.8 million or 3.4% from $407.1 million at December 31, 2000. For the first three months of 2000, total assets averaged $408.9 million, 6.9 % above the first three months of 2000 average of $382.4 million. Total loans, net of unearned income, amounted to $307.5 million at March 31, 2001, an increase of $ 6.5 million or 2.1 % from $
301.0 million at December 31, 2000. At March 31, 2001, total loans, net of unearned income and allowance for loan losses, were $303.0 million. Net loans as a percent of total assets were 72.0% at March 31, 2001, as compared to 72.9% at December 31, 2000. Net loan volume for the first three months of 2000 was $6.4 million as compared to $8.6 million for the first three months of 2000. Decreased loan growth in 2001 versus 2000 is related primarily to the slower economic environment.

On March 31, 2001, the securities portfolio totaled $ 82.9 million, which was $513 thousand or 0.6 % less than at December 31, 2000. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $12.8 million on March 31, 2001, compared to an $883 thousand net Federal funds sold position at year end 2000. This increase in Federal Funds Sold is primarily the result of deposit growth at nearly double the rate of loan growth.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was $1.2 million at March 31, 2001, an increase of $987 thousand from 2000 year end. This $987 thousand increase in the unrealized gain on securities is also reflected under the "Accumulated Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits of $364.3 million at quarter end represented an increase of $
13.9 million or 4.0 % from $350.4 million at December 31, 2000. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. The quarter reflected an increase in all categories of deposits.


RESULTS OF OPERATIONS
Eastern Virginia Bankshares, Inc. reported decreased earnings for the first
quarter of 2001.   Net income for the quarter was $1.35 million, a decrease of
$140 thousand from first quarter 2000 earnings of $1.49 million. Net income for the first quarter was impacted by decreased net interest margin compared to first quarter 2000 although up compared to the fourth quarter of 2000. Salary and benefit expense increased $215 thousand compared to the first quarter of 2000 which did not yet have the staffing expenses of Hanover Bank, a new subsidiary opened in May, 2000. Yield on earning assets was 8.53% for the quarter, as compared to 8.26% for the same period in 2000. The cost of interest bearing liabilities for the three month period ended March 31, 2001 was 4.93% as compared to 4.34% for the comparable period in 2000. Return on average assets was 1.34% for the quarter, compared with 1.56% for the same period in 2000. EVB's return on average equity was 12.23% for the quarter, compared to 14.10% for the same period in the prior year.

Net Interest Income
Net interest income totaled $ 4.12 million for the quarter, a $63 thousand increase over the Company's performance for the first quarter of 2000. The increase in net interest income results from an increase in average earning assets, largely offset by a decrease in net interest margin on a taxable equivalent basis. Average earning assets increased 6.5% to $391.7 million from $367.8 million for the first three months of 2000. Compared to the same period in 2000, average loans increased 9.6% and average Federal funds sold 100% while average securities decreased 6.0%. The net interest margin for the three month period ended March 31, 2001 was 4.46%, compared to 4.67% for the comparable period in the prior year. The decrease in net interest margin results from a 27 basis point increase in yield on average earning assets which was more than offset by a 59 basis point increase in the cost of interest bearing funds. With an asset/liability mix that was designed for stable to falling interest rates, the net interest margin was decreasing on a monthly basis throughout the last five months of 2000 and the first month of 2001. Interest rate decreases that began in January, 2001, have had an immediate positive impact on net interest margin with margin increases in February and March reversing the negative trend and improving the quarterly margin three basis points above that of the immediately preceding quarter.

Noninterest Income

Noninterest income was $621 thousand for the quarter, a 26.7% increase from the first quarter 2000 noninterest income of $490 thousand. There were no gains or losses on securities in the quarter, compared to a $5 thousand loss on securities sales in the first quarter of 2000. Service charges on deposit accounts of $438 thousand reflected a 17.7% increase from $372 thousand in the quarter ended March 31, 2000. Other operating income was up 48.8% to $183 thousand, compared to $123 thousand in the three months ended March 31, 2000, and included a $31 thousand gain on sale of foreclosed real estate.

Noninterest Expense

Total noninterest expense increased $202 thousand or 8.3 % from $2.44 million for the first quarter of 2000 to $2.64 million in 2001. The increase in noninterest expense is the result of overall growth of the Company including expenses of Hanover Bank which did not open until second quarter of 2000, and a new branch opened at Kilmarnock in Lancaster County in January, 2001. Salary expense increased $215 thousand or 17.3% for the quarter vs. 2000. Net occupancy and equipment expense increased $22 thousand or 5.8 % compared to the same quarter of 2000 to $399 thousand for the first quarter of 2001. All other noninterest expenses decreased $35 thousand or 4.3% to $786 thousand for the first quarter of 2001 from $821 thousand for the same period in 2000, primarily related to one time legal and consultant fees in the first quarter of the prior year for the Hanover Bank startup. Noninterest expense for the full year 2001 is projected to be impacted by expenses of three additional branches scheduled for opening at a rate of one per calendar quarter.

Income Taxes

Income tax expense for the first quarter of 2000 was $483 thousand, compared to $484 thousand for the same period in 2000. Income taxes reflect an effective tax rate of 26.4% in the first quarter of 2001 as compared to 24.6% for the first three months of 2000. This increase in effective tax rate for the quarter is the result of a decrease in tax exempt securities from 12.1% of average earning assets in the first quarter of 2000 to 9.3% in 2001.

ASSET QUALITY

Asset quality continues to be good based on management review, even with an increase in the level of nonperforming assets in the first quarter of 2001. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $3.5 million at March 31, 2001, compared to $2.9 million at December 31, 2000, reflecting a
22.3 % increase compared to 2000 year end. During the period, nonperforming loans secured by real estate increased $1.0 million while nonperforming commercial loans decreased by $235 thousand and nonperforming consumer loans by $87 thousand. Nonperforming assets are composed largely (68.1%) of loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $189 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.25 %. This compares to 2000 full year charge-offs of $393 thousand or 0.14% of average loans.

The allowance for loan losses increased to $4.48 million at March 31, 2001, as compared to $4.41 million at December 31, 2000. The allowance increased $75 thousand in the first three months of 2001 as compared to $111 thousand for the first three months of 2000. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.46 % at March 31, 2001, the same ratio as at year end 2000.

Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 2001, the Corporation reported no impaired loans. The average balance of impaired loans for the first three months of 2001 was zero.

Nonperforming Assets                                    March 31          December 31
                                                        --------          -----------
(Dollars in thousands)                                      2001               2000
                                                         -------            -------
Nonaccrual loans                                         $ 3,374            $ 1,967
Restructured loans                                             -                  -
Loans past due 90 days and accruing interest                   8                520
                                                         -------            -------
  Total nonperforming loans                              $ 3,382            $ 2,487
Other real estate owned                                      123                378
                                                         -------            -------
  Total nonperforming assets                             $ 3,505            $ 2,865
Nonperforming assets to total loans and
    other real estate                                       1.14%              0.95%
Allowance for loan losses to nonaccrual loans             132.87%            224.10%
Net charge-offs to average loans for the year               0.25%              0.14%
Allowance for loan losses to period end loans               1.46%              1.46%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 2001 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 2001, potential problem loans were approximately $721 thousand including three lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $313 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at March 31, 2001 was $45.12 million, or 16.38% of risk-weighted assets, for Tier 1 capital and $48.58 million, or 17.63% for total risk based capital.

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

PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk There have been no material changes in market risk since 2000 year end.

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

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders  (not applicable)

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.  Exhibit Name
-----------  -----------------------------------------------------------------
   11        Statement re: Computation of Per Share Earnings - Included under
             Part I, Item I, Note 5 of this Form 10-Q.

(b) EVB filed Form 8-K on March 26, 2001, announcing that Thomas M. Boyd, Jr., President and Chief Executive Officer of EVB and its lead bank , Southside Bank, would retire on April 1, 2002. Mr Boyd announced that Executive Vice President Ned Stephenson would become the President and CEO of Eastern Virginia Bankshares effective at the annual meeting on April 19, 2001. Mr. Boyd also announced that Stephenson would be a candidate for election to the corporation's Board of Directors at its 2001 annual meeting. Mr. Boyd will remain as President and CEO of Southside Bank until his retirement in 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.


                           President and Chief Executive Officer
   ------------------
   /s/ Ned Stephenson



                           Vice President and Chief Financial Officer
    ---------------------
    /s/ Ronald L. Blevins

Date:  April 25, 2001