Form 10-Q
period 2001-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2001-08-09
CIK 1047170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2001

                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________
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


The number of shares of the registrant's Common Stock outstanding as of August 8, 2001 was 4,916,280.

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2001

Part I
------------
Item 1.       Financial Statements                                              2
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             7
Item 3.       Quantitative and Qualitative Disclosures About Market Risk       11

Part II
------------
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


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                    June 30          December 31
                                                                      2001              2000
                                                                  (unaudited)        (audited)
                                                           -------------------------------------
Assets:
Cash and due from banks                                            $ 13,597          $ 14,193
Federal funds sold                                                    6,064             1,931
Securities available for sale at fair value                          90,041            83,403
Loans, net                                                          311,930           296,623
Deferred income taxes                                                 1,174             1,623
Bank premises and equipment                                           5,721             5,340
Accrued interest receivable                                           2,871             2,910
Other real estate                                                       236               378
Other assets                                                          1,222               704
                                                                   --------          --------
 Total assets                                                      $432,856          $407,105
                                                           ==================================

Liabilities and Shareholders' Equity
Liabilities
 Noninterest-bearing demand accounts                               $ 43,644          $ 38,126
 Savings accounts and interest bearing deposits                     144,566           133,675
 Time deposits                                                      188,084           178,613
                                                                   --------          --------
  Total deposits                                                    376,294           350,414
 Short-term borrowings                                                    -             1,048
 Long-term debt                                                       6,000             7,000
 Accrued interest payable                                             1,168             1,181
 Other liabilities                                                    2,661             2,431
                                                                   --------          --------
  Total liabilities                                                 386,123           362,074
Shareholders' Equity
 Common stock of $2 par value per share, authorized
  50,000,000 shares, issued and outstanding
  4,916,360 and 4,948,410 respectively                                9,833             9,897
 Surplus                                                                169               589
 Retained earnings                                                   35,554            34,338
 Accumulated other comprehensive income                               1,177               207
                                                                   --------          --------
   Total shareholders' equity                                        46,733            45,031

   Total liabilities and shareholders' equity                      $432,856          $407,105
                                                           ==================================

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except share amounts)

                                                                            Three                       Six Months
                                                                        Months Ended                      Ended
                                                                           June 30                        June 30
                                                                     2001           2000            2001           2000
                                                           ------------------------------------------------------------
Interest Income:
   Loans                                                           $6,952         $6,353         $13,746        $12,427
   Interest and dividends on securities
     Taxable                                                          731            681           1,425          1,370
     Tax exempt                                                       431            495             863          1,038
     Dividends                                                         19             18              79             34
   Interest on federal funds sold                                     115             63             181             96
                                                                   ------         ------         -------        -------
       Total interest income                                        8,248          7,610          16,294         14,965

Interest Expense
   Deposits                                                         3,852          3,321           7,673          6,433
   Short-term borrowings                                                -             86               6            221
   Long-term debt                                                      96            116             200            171
                                                                   ------         ------         -------        -------
       Total interest expense                                       3,948          3,523           7,879          6,825
                                                                   ------         ------         -------        -------
       Net interest income                                          4,300          4,087           8,415          8,140
Provision for loan losses                                             268            139             532            271
                                                                   ------         ------         -------        -------
       Net interest income after provision for loan losses         $4,032         $3,948         $ 7,883        $ 7,869
Other income
   Service charges on deposit accounts                                508            436             946            808
   Gain (loss) on sale of available for sale securities                 6             (5)              6            (10)
   Other operating income                                             140            117             323            240
                                                                   ------         ------         -------        -------
                                                                      654            548           1,275          1,038
                                                                   ------         ------         -------        -------
Other Expenses
   Salaries and benefits                                            1,852          1,342           3,309          2,584
   Net occupancy expense of premises                                  379            391             778            768
   Other operating expenses                                           884            775           1,670          1,596
                                                                   ------         ------         -------        -------
                                                                    3,115          2,508           5,757          4,948
                                                                   ------         ------         -------        -------
     Income before income taxes                                     1,571          1,988           3,401          3,959
Income Tax Expense                                                    420            576             903          1,060
                                                                   ------         ------         -------        -------
     Net income                                                    $1,151         $1,412         $ 2,498        $ 2,899
                                                                   ------         ------         -------        -------

Earnings Per Share, basic and assuming dilution                     $0.23          $0.29           $0.51          $0.59
Dividends per share                                                 $0.13          $0.13           $0.26          $0.26

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                         Six Months
                                                                                           Ended
                                                                                  -----------------------
                                                                                   June 30        June 30
                                                                                      2001           2000
                                                                                  --------       --------
Cash Flows from Operating Activities
 Net income                                                                       $  2,498       $  2,899
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                       477            499
   Provision for loan losses                                                           532            271
   Losses (gains) realized on available for sale securities                             (6)            10
   Net (gain) loss on sale of OREO                                                     (31)             -
   (Increase) in other assets                                                         (480)          (300)
   Increase in other liabilities                                                       217            133
                                                                                  --------       --------
Net cash provided by operating activities                                            3,207          3,512
Cash Flows from Investing Activities
 Proceeds from maturities, calls, and paydowns of securities                         9,382          8,883
 Purchase of debt securities                                                       (14,572)          (230)
 (Purchase) of FHLB and Federal Reserve Bank stock                                     (33)          (294)
 Net (increase) in loans                                                           (15,952)       (16,342)
 Purchase of bank premises and equipment                                              (674)          (764)
 Proceeds from sale of OREO                                                            111              -
                                                                                  --------       --------
Net cash (used in) investing activities                                            (21,738)        (8,747)
Cash Flows from Financing Activities
 Net increase (decrease) in noninterest bearing and interest bearing
   demand deposits and savings accounts                                             16,409         (2,789)
 Net increase in certificates of deposit                                             9,472         18,623
 Proceeds from sale of common stock                                                      -            197
 Acquisition of common stock                                                          (484)        (1,886)
 Dividends declared                                                                 (1,282)        (1,285)
 Net (decrease) in borrowings                                                       (2,048)          (468)
                                                                                  --------       --------
Net cash provided by financing activities                                           22,067         12,392
                                                                                  --------       --------
 Increase in cash and cash equivalents                                               3,536          7,157
 Cash and cash equivalents
   Beginning of period                                                              16,125         10,258
                                                                                  --------       --------
   End of period                                                                  $ 19,661       $ 17,415
                                                                            =============================
Supplemental Disclosures of Cash Flow Information
 Cash paid for:
   Interest on deposits and other borrowings                                      $  7,892       $  6,688
   Income taxes                                                                   $  1,355       $  1,532
See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                For the Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                                  Comprehensive   Retained   Comprehensive   Common    Capital
                                                        Total        Income       Earnings      Income        Stock    Surplus
                                                      ---------   -------------   --------   -------------   -------   -------
Balances - January 1, 2000                              $42,795                    $31,388         $  (671)  $10,065   $ 2,014
Comprehensive income:
  Net income                                              2,899          $2,899      2,899
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
       available for sale:
     Unrealized holding gain/(loss) arising
       during the period                                   (484)           (484)
     Add: reclassification adjustment,
       net of tax of $(3)                                     7               7
                                                        -------          ------
  Other comprehensive income, net of tax                   (477)           (477)                      (477)
                                                        -------          ------
  Total comprehensive income                              2,422          $2,422
                                                                         ------
Shares sold                                                 197                                                   25       172
Shares purchased and retired                             (1,886)                                                (205)   (1,682)
Dividends declared                                       (1,285)                    (1,285)
                                                        -------                    -------
Balances-June 30, 2000                                  $42,243                    $33,002         $(1,148)  $ 9,885   $   504
                                                        -------                    -------         -------   -------   -------

Balances - January 1, 2001                              $45,031                    $34,338         $   207   $ 9,897   $   589
Comprehensive income:
  Net income                                              2,498          $2,498      2,498
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities
       available for sale:
     Unrealized holding gain/(loss) arising
       during the period                                    974             974
     Less: reclassification adjustment,
       net of tax of $2                                      (4)             (4)
                                                        -------          ------
  Other comprehensive income, net of tax                    970             970                        970
                                                        -------          ------
  Total comprehensive income                              3,468          $3,468
                                                                         ------

Shares purchased and retired                               (484)                                                 (64)     (420)
Dividends declared                                       (1,282)                    (1,282)
                                                        -------                    -------
Balances-June 30, 2001                                  $46,733                    $35,554         $ 1,177   $ 9,833   $   169
                                                        -------                    -------         -------   -------   -------

See Notes to Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

1. The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Income for the three-month and six month periods ended June 30, 2001, and June 30, 2000, the Consolidated Statement of Cash Flows for the six-month periods ended June 30,2001, and June 30, 2000, and the Consolidated Statement of Changes in Shareholders' Equity for the six-month periods ended June 30, 2001, and June 30, 2000, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 2000.


2. The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc ("EVB" or "the corporation") and its subsidiaries Southside Bank, Bank of Northumberland, Inc., and Hanover Bank with all significant intercompany transactions and accounts being eliminated in consolidation.

3. During the three months ended June 30, 2001, the corporation repurchased 5,200 shares of its common stock at a price of $15.10 per share. For the six months ended June 30,2001, the corporation has repurchased 32,200 shares of its common stock at an average price of $15.05 per share. The repurchase and retirement of shares is part of the Board's authorization in January, 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding.

4. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,920,501 and 4,934,128 for the three month periods ended June 30, 2001 and 2000, and were 4,926,025 and 4,951,682 for the six month periods ended June 30, 2001 and 2000.

6. EVB's amortized cost and estimated fair values of securities at June 30, 2001 are as follows:

                                 (in thousands)

                                                                                 Gross          Gross       Estimated
                                                                Amortized     Unrealized     Unrealized        Fair
                                                                   Cost          Gains        (Losses)        Value
                                                             ----------------------------------------------------------
Available for Sale:
   U.S. Government obligations                                      $10,418         $  107          $  2        $10,523
   Obligations of U.S. Government agencies                           22,737            298            16         23,019
   Obligations of state/political subdivisions-tax exempt            36,868            937            85         37,720
   Obligations of state/political subdivisions-taxable                6,726            301             3          7,024
   Corporate bonds                                                    9,043            241            45          9,239
   Equity securities                                                  2,516              -             -          2,516
                                                                    -------         ------          ----        -------
      Total                                                         $88,308         $1,884          $151        $90,041
                                                             ==========================================================

Note 7.  EVB's loan portfolio is composed of the following:
         (in thousands)

                                                               June 30           December 31
                                                                 2001                2000
                                                    ---------------------------------------
Commercial, industrial and agricultural loans                  $ 41,404            $ 34,807
Residential Real estate - mortgage                              167,226             163,573
Real estate construction                                          7,663               9,021
Commercial real estate                                           38,407              36,183
Consumer loans                                                   66,241              61,506
All other loans                                                     526                 448
                                                               --------            --------
   Total loans                                                  321,467             305,538
Less unearned income                                             (4,883)             (4,507)
Less allowance for loan losses                                   (4,654)             (4,408)
                                                               --------            --------
   Total net loans                                             $311,930            $296,623
                                                    =======================================


EVB has $3.1 million in non-performing loans at June 30, 2001.

Note 8.  Allowance for Loan Losses

                                                 June 30          December 31         June 30
                                                    2001              2000              2000
                                     -------------------------------------------------------
Balance January 1                                 $4,408            $4,154            $4,154
Provision charged against income                     532               647               271
Recoveries of loans charged off                      143               298               171
Loans charged off                                   (429)             (691)             (254)
                                                  ------            ------            ------
Balance at end of period                          $4,654            $4,408            $4,342
                                     =======================================================

Note 9.  Accounting Rule Changes
There were no new Financial Accounting Standards Board promulgations in the second quarter of 2001 that will impact Eastern Virginia Bankshares, Inc.

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 18.5% to $1,151,000 for the second quarter of 2001, compared to $1,412,000 for the same period in 2000. Earnings per share decreased 20.7% to $0.23 compared to $0.29 in the second quarter of 2000. Year-to-date earnings per share of $0.51 represent a decrease of 13.6% compared to $0.59 per share for the first six months of 2000. Management projects earnings for the year 2001 to be somewhat below the $1.12 earned in 2000, as the Corporation absorbs the expense of rapid expansion including a new bank and five new branches in an 18 month window. These investments have an impact on earnings in the short run, but management believes that they provide long-term value to shareholders.

Total assets on June 30, 2001 were $432.9 million, up $25.8 million or 6.3% from $407.1 million at December 31, 2000. For the quarter, total assets averaged $424.4 million or 8.5% above the second quarter 2000 average of $391.3 million. Total loans, net of unearned income, were $316.6 million at June 30, 2001, an increase of $ 15.6 million or 5.2 % from $ 301.0 million at December 31, 2000. Total loans net of the allowance for loan losses as a percent of total assets were 72.1% at June 30, 2001, as compared to 72.9% at December 31, 2000. Net loan volume for the first six months of 2001 was $ 15.6 million as compared to $
16.3 million for the first six months of 2000.

On June 30, 2001, the securities portfolio totaled $90.0 million, which was $6.6 million or 8.0 % above the level at December 31, 2000. Funds that are invested in the securities portfolio are part of the effort to balance interest rate risk. Federal funds sold were $6.1 million on June 30, 2001, compared to $1.9 million at December 31, 2000, a net increase of $4.2 million. This increase in the securities portfolio and Federal Funds Sold is primarily the result of deposit growth exceeding loan growth. During the second quarter of 2001, the corporation also reduced it's borrowing with the Federal Home Loan Bank of Atlanta, from $7 million at March 31, to $6 million at June 30.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was $1.2 million at June 30, 2001, compared to $207 thousand at 2000 year end. This $970 thousand increase in the unrealized gain on securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement. The increase in unrealized gain on securities primarily results from increased market values as interest rates have declined.

Total deposits of $376.3 million at quarter end represented an increase of $25.9 million or 7.4% from $350.4 million at December 31, 2000. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base.


RESULTS OF OPERATIONS

Eastern Virginia Bankshares reported decreased earnings for the second quarter of 2001. Net income for the quarter was $1.15 million , a decrease of $261 thousand from second quarter 2000 earnings of $1.41 million. Net income for the six months ended June 30, 2001 decreased 13.8% to $2.5 million compared to $2.9 million for the first half of 2000. Net income for the quarter was impacted by decreased net interest margin, increased loan loss provision and an increase in non interest expense of $607 thousand or 24.2%. Increased non interest expense was primarily the result of an extraordinary one-time expense to record the cost of retirement benefits (discussed below), and expenses related to the start up of a new bank and four new branches in the last 12 months.

The Corporation has entered into a deferred compensation agreement with its former President and CEO which provides benefits payable beginning April 1, 2002. The present value of the estimated liability under the agreement is $351 thousand which was expensed in the quarter ended June 30, 2001.

Earnings per share for the second quarter decreased six cents to $0.23 from $0.29 in the second quarter of 2000. Earnings per share were $.51 for the six months ended June 30, 2001, down eight cents, compared to the first six months of 2000. Profitability as measured by the corporation's annualized return on average assets (ROA) was 1.09% for the quarter ended June 30. 2001, down from 1.44% for the same period of 2000. Annualized ROA for the first six months of 2001 was 1.21% as compared to 1.50% for the first six months of 2000 and 1.40% for the year ended December 31, 2000. A second key indicator of performance, the annualized return on average equity (ROE) for the three months ended June 30, 2001 was 9.91%, also down from 13.46% for the second quarter of 2000. ROE for the six month period ended June 30, 2001, was 11.04%, compared to 13.82% for the first half of 2000, and 12.94% for the full year 2000.

Net Interest Income

Net interest income totaled $4.3 million for the quarter, a $213 thousand or 5.2% increase over the Corporation's performance for the second quarter of 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets partially offset by a decreased net interest margin. For the quarter ended June 30, 2001, the average balance of interest earning assets increased to $406.9 million from $375.8 million for the same quarter in 2000. The increase in average earning assets is a result of an increase of $24.7 million or 8.6% in the average balance of loans held in the corporation's loan portfolio, combined with a 1.3% increase in average securities and a 122.4% increase in average fed funds sold. The increase in average loans is the result of normal loan growth while the growth in average securities and federal funds sold results from deposit growth that exceeded loan growth.

The net interest margin for the three month period ended June 30, 2001 was 4.41%, compared to 4.58% for the comparable period in the prior year. The decrease in net interest margin results from a 19 basis point increase in the cost of interest bearing funds from 4.53% in 2000 to 4.72% for the second quarter of 2001, while the yield on interest bearing assets on a taxable equivalent basis was down by 4 basis points, from 8.33% to 8.29% for the same periods.

Net interest income for the six months ended June 30, 2001 was $8.4 million, an increase of $275 thousand, or 3.4% from $8.1 million for the same period in 2000. For the six months ended June 30, 2001, average loans increased $25.7 million to $308.5 million compared to $282.8 million for the same period in 2000. The increase in average loans is the result of normal loan growth. The 21 basis point decrease in net interest margin results from a 35 basis point increase in the cost of interest bearing funds from 4.44% in 2000 to 4.79% for the first six months of 2001, while the yield on interest bearing assets on a taxable equivalent basis increased by only five basis points from 8.30% to 8.35% for the same periods.

EVB's asset and liability mix is positioned such that rate changes such as have been experienced in the first half of 2001 have a negative impact in the first 90 days following a rate decrease, but should be very positive in a 12 month time horizon. While there may be some additional rate decreases coming from the Mr. Greenspan's Federal Open Market Committee, EVB believes that it is positioned to benefit from the current rate environment once rates stabilize.

Noninterest Income

Total noninterest income, excluding securities transactions, was $648 thousand for the quarter, a 17.2% increase from second quarter 2000 noninterest income of $553 thousand. Realized gains on a called security during the quarter were $6 thousand compared to a $5 thousand loss on securities sales in the second quarter of 2000. Service charges on deposit accounts increased 16.5% compared to second quarter 2000. Noninterest income, excluding securities transactions, for the six months ended June 30, 2001 increased $221 thousand from $1.05 million in 2000 to $1.27 million in 2001, again the result of increased service charges, and also included a $31 thousand gain on sale of foreclosed real estate in the first quarter of 2001.

Noninterest Expense

Total noninterest expense increased $576 thousand or 24.2 % from $2.51 million for the second quarter of 2000 to $3.12 million in 2001. Salary and benefits expense increased $510 thousand or 38.0% for the quarter vs. 2000, as the result of normal increases in salaries and benefits and the one-time retirement supplement of $351 thousand discussed above. Net occupancy expense decreased $12 thousand to $379 thousand compared to $391 thousand in the same period in the prior year. All other noninterest expenses increased $109 thousand or 14.6% to $884 thousand for the second quarter of 2001 from $775 thousand for the same period in 2000, the major expense increases being $32 thousand for advertising, $21 thousand legal and collection, and $17 thousand for telephone expense.

For the six months ended June 30, 2001, total noninterest expense increased $809 thousand (16.4%) to $ 5.8 million from $4.9 million for the comparable period of
2000.   The largest contributor to this increase is salaries and benefits which increased $725 thousand to $3.3 million from $2.6 million for the first six months of 2000, with $351 of this increase being the nonrecurring retirement
supplement.   Hanover Bank which opened in May, 2000 had June 30, 2001 year-to-
date expense increases of $142 thousand salary and benefits, $42 thousand occupancy, and $28 thousand other operating expense.

Income Taxes

Income tax expense for the second quarter of 2001 was $420 thousand, compared to $576 thousand for the same period in 2000. Income taxes reflect an effective tax rate of 26.6% for the first six months of 2001 as compared to 26.8% for the first six months of 2000.

ASSET QUALITY

Asset quality continues to be good based on management review. While the level of nonperforming assets has increased compared to June 30 and December 31, 2000,
it has improved when compared to March 31, 2001.   Loan quality is the result of
management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and foreclosed properties were $3.4 million at June 30, 2001, compared to $2.9 million at year end 2000, and $2.8 million at June 30, 2000, reflecting a year-to-date increase in nonperforming assets of 17.4%. Nonperforming assets are composed largely (70%) of real estate mortgage loans secured by real estate in the Corporation's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $97 thousand for the quarter and $286 thousand for the first six months of 2001, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.12 % and 0.19% for the three and six month periods ended June 30, 2001. This compares to 2000 full year charge-offs of $393 thousand or 0.14% of average loans. The allowance for loan losses increased to $4.65 million at June 30, 2001, as compared to $4.41 million at December 31, 2000. The allowance increased $246 thousand in the first six months of 2001 compared to $188 thousand for the first six months of 2000. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio, and for 2001 a response to an increase in nonperforming loans. The ratio of allowance for loan losses to total loans was 1.47 % at June 30, 2001, and 1.46% at year end 2000.

Nonperforming loans at June 30, 2001 were $3.1 million, or 0.99 % of total loans, compared to $2.9 million or 0.83% at 2000 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 2001, the corporation had one loan in the amount of $25 thousand classified as impaired. Interest income recognized on impaired loans as of June 30, 2001, was less than $ 1 thousand.

Nonperforming Assets                                                  June 30             December 31
                                                                      -------             -----------
(Dollars in thousands)                                                   2001                 2000
                                                                      -------              ----------
Nonaccrual loans                                                      $ 3,115              $ 1,967
Restructured loans                                                          -                    -
Loans past due 90 days and accruing interest                               12                  520
                                                                      -------              -------
  Total nonperforming loans                                           $ 3,127              $ 2,487
Other real estate owned                                                   236                  378
                                                                      -------              -------
  Total nonperforming assets                                          $ 3,363              $ 2,865
Nonperforming assets to total loans and
    other real estate                                                    1.06%                0.95%
Allowance for loan losses to nonaccrual loans                          149.41%              224.10%
Net charge-offs to average loans for the year                            0.19%                0.14%
Allowance for loan losses to period end loans                            1.47%                1.46%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 2001 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At June 30, 2001, potential problem loans were approximately $811 thousand including 3 lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $312 thousand.

LIQUIDITY

Liquidity represents the Company's ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB's subsidiary banks maintain borrowing arrangements with major regional banks, and the Federal Home Loan Bank of Atlanta. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at June 30, 2001 was $45.6 million, or 16.07% of risk-weighted assets, for Tier 1 capital and $49.1 million, or 17.32% for total risk based capital. Tier 1 capital consists primarily of common shareholders' equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 19, 2001, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.



                                                Number of Shares
                                          For        Against    Abstain
                                      ---------     ---------   -------

     W. Rand Cook                     3,874,738       1,299     11,314
     Robert L. Covington              3,874,738       1,299     11,314
     L. Edelyn Dawson,Jr.             3,874,738       1,299     11,314
     F. L. Garrett, III               3,874,738       1,299     11,314
     G. Warren Haynie, Jr.            3,874,738       1,299     11,314
     Eric A. Johnson                  3,874,738       1,299     11,314
     William L. Lewis                 3,874,738       1,299     11,314
     Lewis R. Reynolds                3,874,738       1,299     11,314
     Ned Stephenson                   3,874,738       1,299     11,314
     Leslie E. Taylor                 3,874,738       1,299     11,314
     J. T. Thompson, III              3,874,738       1,299     11,314





2. To approve the Company's 2000 Stock Option Plan

       For                2,513,410
       Against              245,418
       Abstain              104,532

2. To ratify the appointment by the Board of Directors of Yount, Hyde & Barbour, P.C. as the Corporation's independent auditors for the ensuing year.

       For                3,864,477
       Against                8,907
       Abstain               13,967

Item 5. Other Information  (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.                        Exhibit Name
-----------                        ---------------------------------------------
     11                            Statement re: Computation of Per Share
                                   Earnings - Included under Part I, Item I,
                                   Note 5 of this Form 10-Q.


b)  No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

----------------------
/s/  Ned Stephenson    President and Chief Executive Officer

----------------------
/s/  Ronald L. Blevins  Vice President, Chief Financial Officer

Date:  August 8, 2001