Form 10-Q
period 2001-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2001-11-09
CIK 1047170

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

 [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 2001

                                       OR
 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to_______
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


The number of shares of the registrant's Common Stock outstanding as of November 7, 2001 was 4,901,096.

--------------------------------------------------------------------------------

                       EASTERN VIRGINIA BANKSHARES, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 2001

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


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                      September 30     December 31
                                                                          2001             2000
                                                                       (unaudited)      (audited)
                                                           ---------------------------------------

Assets:
Cash and due from banks                                                 $ 12,773          $ 14,193
Federal funds sold                                                        14,631             1,931
Securities available for sale at fair value                               87,907            83,403
Loans, net                                                               323,092           296,623
Deferred income taxes                                                        812             1,623
Bank premises and equipment                                                6,079             5,340
Accrued interest receivable                                                2,810             2,910
Other real estate                                                             93               378
Other assets                                                               1,626               704
                                                                        --------          --------
 Total assets                                                           $449,823          $407,105
                                                           =======================================

Liabilities and Shareholders' Equity
Liabilities
 Noninterest-bearing demand accounts                                    $ 41,862          $ 38,126
 Savings accounts and interest bearing deposits                          158,538           133,675
 Time deposits                                                           191,346           178,613
                                                                        --------          --------
  Total deposits                                                         391,746           350,414
 Short-term borrowings                                                         -             1,048
 Long-term debt                                                            6,000             7,000
 Accrued interest payable                                                  1,202             1,181
 Other liabilities                                                         3,172             2,431
                                                                        --------          --------
  Total liabilities                                                      402,120           362,074
Shareholders' Equity
 Common stock of $2 par value per share, authorized
  50,000,000 shares, issued and outstanding
  4,898,285 and 4,948,410 respectively                                     9,797             9,897
 Surplus                                                                   4,934               589
 Retained earnings                                                        31,192            34,338
 Accumulated other comprehensive income                                    1,780               207
                                                                        --------          --------
   Total shareholders' equity                                             47,703            45,031

   Total liabilities and shareholders' equity                           $449,823          $407,105
                                                           =======================================




See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except share amounts)


                                                                            Three                      Nine Months
                                                                         Months Ended                     Ended
                                                                         September 30                 September 30
                                                                      2001           2000           2001          2000
                                                                     ------         ------        -------       -------
Interest Income
   Loans                                                             $6,949         $6,465        $20,695       $18,892
   Interest and dividends on securities:
     Taxable                                                            733            669          2,158         2,039
     Tax exempt                                                         436            440          1,299         1,478
     Dividends                                                           36             19            115            53
   Interest on federal funds sold                                       124            173            305           269
                                                                     ------         ------        -------       -------
       Total interest income                                          8,278          7,766         24,572        22,731

Interest Expense
   Deposits                                                           3,770          3,671         11,443        10,104
   Short-term borrowings                                                  -              2              6           223
   Long-term debt                                                        90             96            290           267
                                                                     ------         ------        -------       -------
       Total interest expense                                         3,860          3,769         11,739        10,594
                                                                     ------         ------        -------       -------
       Net interest income                                            4,418          3,997         12,833        12,137
Provision for loan losses                                               587            127          1,119           398
                                                                     ------         ------        -------       -------
       Net interest income after provision for loan losses           $3,831         $3,870        $11,714       $11,739
Other income
   Service charges on deposit accounts                                  494            446          1,440         1,232
   Gain (loss) on sale of available for sale securities                   -              -              6           (10)
   Other operating income                                               147             87            470           349
                                                                     ------         ------        -------       -------
                                                                        641            533          1,916         1,571
                                                                     ------         ------        -------       -------
Other Expenses
   Salaries and benefits                                              1,548          1,406          4,857         3,990
   Net occupancy expense of premises                                    373            306          1,151         1,077
   Printing and supplies                                                101            148            318           391
   Advertising/marketing                                                 69             58            269           207
   Other operating expenses                                             617            633          1,870         1,834
                                                                     ------         ------        -------       -------
                                                                      2,708          2,551          8,465         7,499
                                                                     ------         ------        -------       -------
     Income before income taxes                                       1,764          1,852          5,165         5,811
Income Tax Expense                                                      486            471          1,389         1,531
                                                                     ------         ------        -------       -------
     Net income                                                      $1,278         $1,381        $ 3,776       $ 4,280
                                                                     ------         ------        -------       -------

Earnings Per Share, basic and assuming dilution                      $ 0.26         $ 0.28        $  0.77       $  0.87
Dividends per share                                                  $ 0.13         $ 0.13        $  0.39       $  0.39

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                                                            Nine Months Ended
                                                                                    -------------------------------
                                                                                    September 30       September 30
                                                                                         2001              2000
                                                                                      --------           --------
Cash Flows from Operating Activities
 Net income                                                                           $  3,776           $  4,280
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           702                688
   Provision for loan losses                                                             1,119                398
   Losses (gains) realized on available for sale securities                                 (6)                10
   Net (gain) loss on sale of OREO                                                         (30)                (9)
   (Increase) in other assets                                                             (822)              (568)
   Increase in other liabilities                                                           762                512
                                                                                      --------           --------
Net cash provided by operating activities                                                5,501              5,311
Cash Flows from Investing Activities
 Proceeds from maturities, calls, sales and paydowns of securities                      23,322             11,192
 Purchase of debt securities                                                           (25,416)            (1,073)
 (Purchase) of FHLB and Federal Reserve Bank stock                                         (33)              (487)
 Net (increase) in loans                                                               (27,700)           (17,150)
 Purchase of bank premises and equipment                                                (1,251)              (961)
 Proceeds from sale of OREO                                                                249                 50
                                                                                      --------           --------
Net cash (used in) investing activities                                                (30,829)            (8,429)
Cash Flows from Financing Activities
 Net increase/(decrease) in noninterest bearing and interest bearing
   demand deposits and savings accounts                                                 28,598             (4,801)
 Net increase in certificates of deposit                                                12,734             26,715
 Proceeds from sale of common stock                                                          -                274
 Acquisition of common stock                                                              (755)            (1,886)
 Dividends declared                                                                     (1,922)            (1,928)
 Net (decrease) in borrowings                                                           (2,048)            (2,468)
                                                                                      --------           --------
Net cash provided by financing activities                                               36,607             15,906
                                                                                      --------           --------
 Increase in cash and cash equivalents                                                  11,279             12,788
 Cash and cash equivalents
   Beginning of period                                                                  16,125             10,258
                                                                                      --------           --------
   End of period                                                                      $ 27,404           $ 23,046
                                                                            =====================================
Supplemental Disclosures of Cash Flow Information
 Cash paid for:
   Interest on deposits and other borrowings                                          $ 11,718           $ 10,293
   Income taxes                                                                       $  1,883           $  2,187
  Loans transferred to OREO                                                           $    113           $    418



See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
             For the Nine Months Ended September 30, 2001 and 2000
                            (Dollars in thousands)

                                                                                                       Accumulated
                                                                                                         Other
                                                                            Comprehensive  Retained  Comprehensive Common   Capital
                                                                Total          Income      Earnings     Income      Stock   Surplus
                                                              ------------  -------------  --------  ------------- -------- -------
Balances - January 1, 2000                                         $42,795                  $31,388      $ (671)   $10,065  $ 2,014
Comprehensive income:
  Net income                                                                        4,280   $ 4,280       4,280
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period          169            169
     Add: reclassification adjustment, net of tax of $(3)                7              7
                                                                   -------         ------
  Other comprehensive income, net of tax                               176            176                   176
                                                                   -------         ------
  Total comprehensive income                                                       $4,456
                                                                                   ------
Shares issued                                                          274                                              34      240
Shares purchased and retired                                        (1,886)                                           (205)  (1,682)
Dividends declared                                                  (1,928)                  (1,928)          -          -        -
                                                                   -------                  -------  ----------    -------  -------
Balances-September 30, 2000                                        $43,711                  $33,740      $ (495)   $ 9,894  $   572
                                                                   -------                  -------  ----------    -------  -------

Balances - January 1, 2001                                         $45,031                  $34,338      $  207    $ 9,897  $   589
Comprehensive income:
  Net income                                                         3,776         $3,776     3,776
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period        1,577          1,577
     Add: reclassification adjustment, net of tax of $(2)               (4)            (4)
                                                                   -------         ------
  Other comprehensive income, net of tax                             1,573          1,573                 1,573
                                                                                   ------
  Total comprehensive income                                                       $5,349
                                                                                   ------
Shares purchased and retired                                          (755)                     (66)                  (100)    (589)
Dividends declared                                                  (1,922)                  (1,922)          -          -        -
                                                                   -------                  -------  ----------    -------  -------
Balances-September 30, 2001                                        $47,703                  $36,126      $1,780    $ 9,797  $     0
                                                                   -------                  -------  ----------    -------  -------

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

               EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Income for the three-month and nine month periods ended September 30, 2001, and September 30, 2000, the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2001, and September 30, 2000, and the Consolidated Statement of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2001, and September 30, 2000, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 2000.

2. The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc ("EVB" or "the corporation") and its subsidiaries Southside Bank, Bank of Northumberland, Inc., and Hanover Bank with all significant intercompany transactions and accounts being eliminated in consolidation.

3. During the three months ended September 30, 2001, the corporation purchased 18,074 shares of its common stock at a price of $15.00 per share. For the nine months ended September 30, 2001, the corporation has purchased 50,274 shares of its common stock at an average price of $15.03 per share. The purchase and retirement of shares is part of the Board's authorization in January, 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding.

4. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,908,012 and 4,938,644 for the three month periods ended September 30, 2001 and 2000, and were 4,920,020 and 4,947,335 for the nine month periods ended September 30, 2001 and 2000.

6. EVB's amortized cost and estimated fair values of securities at September 30, 2001 are as follows:


                                 (in thousands)


                                                                          September 30, 2001
                                                          -------------------------------------------------
                                                                            Gross      Gross     Estimated
                                                           Amortized     Unrealized  Unrealized     Fair
                                                              Cost          Gains      Losses       Value
                                                          -------------------------------------------------
Available for Sale:
   U.S. Government obligations                               $ 5,315       $  124        $ -       $ 5,439
   Obligations of U.S. Government agencies                    23,251          508          2        23,757
   Obligations of state/political subdivisions-tax exempt     37,593        1,314         28        38,879
   Obligations of state/political subdivisions-taxable         6,681          469          -         7,150
   Corporate bonds                                             9,853          365         52        10,166
   Equity securities                                           2,516            -          -         2,516
                                                             -------       ------        ---       -------
      Total                                                  $85,209       $2,780        $82       $87,907
                                                          =================================================

Note 7.  EVB's loan portfolio is composed of the following:

                                 (in thousands)

                                                    September 30   December 31
                                                        2001           2000
                                                  ---------------------------
Commercial, industrial and agricultural loans        $ 41,776        $ 34,807
Residential real estate mortgage                      174,121         163,573
Real estate construction                                9,136           9,021
Commercial real estate                                 40,029          36,183
Consumer loans                                         67,314          61,506
All other loans                                           427             448
                                                     --------        --------
   Total loans                                        332,803         305,538
Less unearned income                                   (4,707)         (4,507)
Less allowance for loan losses                         (5,004)         (4,408)
                                                     --------        --------
   Total net loans                                   $323,092        $296,623
                                                  ===========================

EVB has $5.0 million in non-performing loans at September 30, 2001.

Note 8.  Allowance for Loan Losses


                                    September 30     December 31   September 30
                                        2001            2000            2000
                                    --------------------------------------------
Balance January 1                     $4,408          $4,154           $4,154
Provision charged against income       1,119             647              398
Recoveries of loans charged off          226             298              245
Loans charged off                       (749)           (691)            (444)
                                      ------          ------           ------
Balance at end of period              $5,004          $4,408           $4,353
                                    ============================================

Note 9.  Accounting Rule Changes

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and
other intangible assets.   Statement 141 eliminates the pooling method of
accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

The standards generally are required to be implemented by the Corporation in its 2002 financial statements. EVB has no goodwill or intangible assets; therefore the adoption of these standards will not have a material impact on the financial statements.

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 7.5% to $1,278,000 for the third quarter of 2001, compared to $1,381,000 for the same period in 2000. Earnings per share decreased 7.1% to $0.26 compared to $0.28 in the third quarter of 2000. Year-to-date earnings per share of $0.77 are down $.10 compared to the first nine months of 2000. Management projects earnings for the fourth quarter 2001 to be below the $0.25 earned in the fourth quarter of 2000, and for the year 2001 to be below the $1.12 earned in 2000 as the corporation substantially increases its loan loss provision in recognition of a slower economy and an increase in nonperforming loans, and as it absorbs the expense of rapid expansion including a new bank and four new branches in an 18 month window.

Total assets on September 30, 2001 were $449.8 million, up $42.7 million or 10.5% from $407.1 million at December 31, 2000. For the quarter, total assets averaged $440.3 million or 11.3% above the third quarter 2000 average of $395.5 million. Total loans, net of unearned income, were $328.1 million at September 30, 2001, an increase of $27.1 million or 9.0 % from $301.0 million at December 31, 2000. Total loans net of the allowance for loan losses as a percent of total assets were 71.8% at September 30, 2001, as compared to 72.9% at December 31, 2000. Net loan volume for the first nine months of 2001 was $26.5 million as compared to $16.9 million for the first nine months of 2000. Increased loan growth in 2001 versus 2000, is related primarily to the opening of new offices.

On September 30, 2001, the securities portfolio totaled $87.9 million, which was $4.5 million or 5.4 % above the level at December 31, 2000. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $14.6 million on September 30, 2001, compared to $1.9 million at December 31, 2000, a net increase of $12.7 million. This increase in Federal Funds Sold is primarily the result of deposit growth exceeding loan growth.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale
(AFS). The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholder's Equity, which was $1.78 million at September 30, 2001, compared to $207 thousand at 2000 year end. This $1.57 million increase in unrealized gain on securities is also reflected under the "Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement. The increase in unrealized gain on securities primarily results from increased market values as interest rates have declined.

Total deposits of $391.7 million at quarter end represented an increase of $41.3 million or 11.8 % from $350.4 million at December 31, 2000. EVB offers attractive, yet competitive rates, to maintain a strong, stable deposit base.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares reported decreased earnings for the third quarter of 2001. Net income for the quarter was $1.3 million, a decrease of $103 thousand from third quarter 2000 earnings of $1.4 million. Net income for the nine months ended September 30, 2001 decreased 11.8% to $3.8 million compared to $4.3 million for the same period in 2000. The primary factor in the third quarter earnings decrease was a $460 thousand increase in loan loss provision in recognition of deteriorating economic conditions and EVB's $1.9 million or 59% increase in nonperforming loans during the quarter. The Company projects a further increase beyond the third quarter level for the fourth quarter loan loss provision. While the increase in loan loss provision caused a decrease in the Company's quarterly earnings, other categories of the income statement were positive as the net interest income increase of 10.5% and the noninterest income increase of 20.3% far surpassed the noninterest expense increase of 6.2%. Earnings per share for the third quarter decreased two cents to $0.26 from $0.28 in the third quarter of 2000.

Earnings per share were $0.77 for the nine months ended September 30, 2001, down 10 cents from the first nine months of 2000. The primary factors in the year to date earnings decrease are the loan loss provision increase, a one time extraordinary expense of $351 thousand in the second quarter to record the cost of supplemental retirement benefits, an increase of 12.9% in noninterest expense primarily related to the cost of four new offices, and a decrease in net interest margin. Profitability as measured by the corporation's annualized return on average assets (ROA) was 1.16% for the quarter ended September 30. 2001, down from 1.40% for the same period of 2000. Annualized ROA for the first nine months of 2001 was 1.19% as compared to 1.46% for the first nine months of 2000 and 1.40% for the year ended December 31, 2000. A second key indicator of performance, the annualized return on average equity (ROE) for the three months ended September 30, 2001 was 10.86%, also down from 12.96% for the third quarter of 2000. ROE for the nine month period ended September 30, 2001, was 10.95%, compared to 13.51% for the first nine months of 2000, and 12.94% for the full year 2000.

Net Interest Income

Net interest income totaled $4.4 million for the quarter, a $421 thousand or 10.5% increase over the Company's performance for the third quarter of 2000. The increase in net interest income is a result of an increase in the average balance of interest earning assets partially offset by a decreased net interest margin. For the quarter ended September 30, 2001, the average balance of interest earning assets increased to $422.5 million from $378.1 million for the same quarter in 2000. The increase in average earning assets is a result of an increase of $31.9 million or 11.0% in the average balance of loans held in the corporation's loan portfolio, combined with a 9.9% increase in average securities and a 47.4% increase in average federal funds sold. The increase in average loans is the result of new offices opened in the past year. The increase in securities and federal funds sold results from deposit growth exceeding loan growth.

The net interest margin for the three month period ended September 30, 2001 was 4.36%, compared to 4.43% for the comparable period in the prior year. Although the decrease in loan yield of 28 basis points (8.63% compared to 8.91%) was less than the 37 basis point decrease in cost of funds (4.44% compared to 4.81%), a change in asset mix with a larger portion being invested in low yield federal funds sold decreased the total earning asset yield by 40 basis points to 8.02% from 8.42% in the third quarter of 2000.

Net interest income for the nine months ended September 30, 2001 was $12.8 million, an increase of $696 thousand, or 5.7% from $12.1 million for the same period in 2000. For the nine months ended September 30, 2001, average loans increased $27.8 million to $313.0 million compared to $285.2 million for the same period in 2000. The increase in average loans is primarily the result of the opening of Hanover Bank in mid 2000 and a new office in Kilmarnock in January, 2001. Net interest margin for the first nine months of 2001 decreased 15 basis points to 4.39% from 4.54% in the prior year. Although loan yield during this period declined only one basis point from the prior year, changes in asset mix with a larger federal funds sold position decreased the yield on average earning assets by eight basis points to 8.24% from 8.32% in the prior year. At the same time, the cost of interest-bearing funds increased 11 basis points to 4.67% from 4.56% in 2000.

Noninterest Income

Total noninterest income, excluding securities transactions, was $641 thousand for the quarter, a 20.3% increase from third quarter 2000 noninterest income of $533 thousand. There were no realized gains or losses on securities during the quarter of either year. The increase of $108 thousand consisted of $48 thousand in increased service charges and $60 thousand increase in other noninterest income. Noninterest income, excluding securities transactions, for the nine months ended September 30, 2001 increased $329 thousand from $1.6 million in 2000 to $1.9 million in 2001, again the result of increased service charges and other noninterest income.

Noninterest Expense

Total noninterest expense increased $157 thousand or 6.2 % from $2.55 million for the third quarter of 2000 to $2.71 million in 2001. Salary and benefits expense increased $142 thousand or 10.1% for the quarter vs. 2000, as the result of staffing of new offices and normal increases in salaries and benefits. Net occupancy expense increased $67 thousand or 21.9% for the quarter vs. 2000 to $373 thousand compared to $306 thousand in the same period in the prior year, primarily the result of a decrease of $81 thousand in the same quarter of 2000. All other noninterest expenses decreased $52 thousand from the prior year which included supplies start up expense for then newly opened Hanover Bank.

For the nine months ended September 30, 2001, total noninterest expense increased $966 thousand (12.9%) to $8.47 million from $7.50 million for the
comparable period of 2000.   The largest contributors to this increase are (1)
salaries and benefits which increased $867 thousand or 21.7% to $4.9 million from $4.0 million for the first nine months of 2000; the result of normal increases in salaries and benefits, a one-time retirement supplement of $351 thousand discussed in the prior quarter report, and staffing for three new offices; (2)occupancy and equipment expense which increased $74 thousand or 6.9% to $1.15 million, compared to $1.08 million for the same period of 2000, with depreciation expense related to new offices accounting for most of the increase;
(3) advertising expenses increasing $62 thousand or 30% to $269 thousand; (4) printing and supplies expense decreasing $73 thousand; and (5) all other
noninterest expense increasing $36 thousand or 2.0%.   Hanover Bank which opened
in May, 2000 had an increase in noninterest expense of $293 thousand or 31.5% to $1.22 million, compared to $931 thousand for 2000, as the current year has a full nine months of expense vs. only five months of expense in the prior year.

Income Taxes

Income tax expense for the third quarter of 2001 was $486 thousand, compared to $471 thousand for the same period in 2000. Income taxes reflect an effective tax rate of 26.9% for the first nine months of 2001 as compared to 26.3% for the first nine months of 2000.

ASSET QUALITY

Asset quality deteriorated in the third quarter as nonperforming loans increased $1.9 million. Loan quality is the result of management employing conservative loan underwriting standards while meeting the needs of customers. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $5.01 million at September 30, 2001, compared to $2.9 million at year end 2000, reflecting a year-to-date increase in nonperforming assets of 77.8%. Nonperforming assets are composed 60% of real estate mortgage loans secured by real estate in the Corporation's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. The remainder of the nonperforming assets consist of $753 thousand of consumer loans, $89 thousand in agricultural loans and $1.13 million in
commercial loans.   Almost all of the nonperforming commercial loan amount and over half of the third quarter increase in total nonperforming assets is from a single lending relationship where the borrower is in bankruptcy proceedings.

Total loan charge-offs, less recoveries, amounted to $236 thousand for the quarter and $523 thousand for the first nine months of 2001, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.29 % and 0.22% for the three and nine month periods ended September 30, 2001. This compares to 2000 full year charge-offs of $393 thousand or 0.14% of average loans. Management anticipates an additional charge off prior to 2001 year end of $500 thousand or more related to the commercial loan discussed in the previous paragraph. The allowance for loan losses increased to $5.0 million at September 30, 2001, as compared to $4.41 million at December 31, 2000. The allowance increased $596 thousand in the first nine months of 2001 compared to $199 thousand for the first nine months of 2000. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio, and for 2001 a response to the increase in nonperforming loans. The ratio of allowance for loan losses to total loans was 1.53 % at September 30, 2001, and 1.46% at year end 2000.

Nonperforming loans at September 30, 2001 were $5.0 million, or 1.52 % of total loans, compared to $2.9 million or 0.83% at 2000 year end. Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 2001, the corporation had $989 thousand in loans classified as impaired. Interest income recognized on impaired loans as of September 30, 2001, was less than $ 1 thousand.

Nonperforming Assets


Nonperforming Assets                                 September 30    December 31
                                                     ------------    -----------
(Dollars in thousands)                                   2001           2000
                                                       -------        -------
Nonaccrual loans                                       $ 4,984        $ 1,967
Restructured loans                                           -              -
Loans past due 90 days and accruing interest                18            520
                                                       -------        -------
  Total nonperforming loans                            $ 5,002        $ 2,487
Other real estate owned                                     93            378
                                                       -------        -------
  Total nonperforming assets                           $ 5,095        $ 2,865
Nonperforming assets to total loans and
    other real estate                                     1.55%          0.95%
Allowance for loan losses to nonaccrual loans           100.00%        224.10%
Net charge-offs to average loans for the year             0.22%          0.14%
Allowance for loan losses to period end loans             1.53%          1.46%



EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 2001 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At September 30, 2001, potential problem loans were approximately $802 thousand including three lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $310 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at September 30, 2001 was $45.92 million, or 15.57% of risk-weighted assets, for Tier 1 capital and $49.63 million, or 16.83% for total risk based capital. Tier 1 capital consists primarily of common shareholders' equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

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

Item 2.  Changes in Securities   (not applicable)

Item 3.  Defaults Upon Senior Securities   (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders   (not applicable)

Item 5.  Other Information   (not applicable)

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.  Exhibit Name
-----------  -------------------------------------------------------------------
     11      Statement re: Computation of Per Share Earnings - Included under
             Part I, Item I, Note 5 of this Form 10-Q.

b)  No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/  Ned Stephenson
-----------------------
     Ned Stephenson    President and Chief Executive Officer


/s/  Ronald L. Blevins
-----------------------
     Ronald L. Blevins  Vice President and Chief Financial Officer
Date:  November 8, 2001