Form 10-K
period 2001-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2002-03-26
CIK 1047170

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

                  For the fiscal year ended December 31, 2001

                                       OR
       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________
                          Commission File No. 333-37225

                        EASTERN VIRGINIA BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                         54-1866052
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                  217 Duke Street, Tappahannock, Virginia 22560
                    (Address of principal executive offices)

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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $78,360,336.
The number of shares of the registrant's Common Stock outstanding as of March 1, 2002 was 4,897,521.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 25, 2002, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 18, 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

Business Profile

The primary mission of Eastern Virginia Bankshares is to produce maximum value for its shareholders by operating strong, independent, financial services providers, by delivering quality service to customers, and by contributing to the economic vitality and quality of life in the communities we serve, while providing a good work environment for our employees.

                                     [LOGO]

                                 Southside Bank
                              --------------------
                                     Bank of
                              Northumberland, Inc.
                              --------------------
                                  Hanover Bank

Selected Financial Data
(in thousands except ratios and per share amounts)



                                                                   Year Ended December 31
                                                         ------------------------------------------------
                                                           2001      2000      1999      1998       1997
                                                         ------------------------------------------------
Income Statement Data:
   Interest income                                      $ 32,903  $ 30,728  $ 27,637   $ 26,670  $ 25,093
   Interest expense                                       15,373    14,513    11,867     11,846    11,144
                                                          ------  --------  --------   --------  --------
     Net interest income                                  17,530    16,215    15,770     14,824    13,949
   Provision for loan losses                               2,183       647       510        449       412
                                                        --------  --------  --------   --------  --------
     Net interest income after provision for loan         15,347    15,568    15,260     14,375    13,537
     losses

   Noninterest income                                      2,636     2,235     1,799      1,764     1,469
   Securities gains (losses)                                   7      (10)      (76)          8      (28)
   Non-interest expense                                   11,460    10,346     8,813      8,442     7,705
                                                        --------  --------  --------   --------  --------
   Income before income taxes                              6,530     7,447     8,170      7,705     7,273
   Income taxes                                            1,650     1,926     2,210      2,088     1,965
                                                        --------  --------  --------   --------  --------
   Net Income                                           $  4,880  $  5,521  $  5,960   $  5,617  $  5,308
                                                        =================================================
---------------------------------------------------------------------------------------------------------
Per Share Data:
   Net Income, basic and assuming dilution              $   0.99  $   1.12  $   1.17   $   1.08  $   1.02
   Cash dividends                                           0.52      0.52      0.48       0.44      0.34
   Book value at period end                                 9.67      9.10      8.50       8.22      7.57

---------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Assets                                                   467,263   407,105   377,839    347,995   323,430
Loans, net of unearned income                            347,977   301,032   273,858    239,664   227,981
   Securities                                             91,880    83,403    88,076     81,333    78,098
   Deposits                                              408,241   350,414   322,647    304,330   280,882
   Shareholders' equity                                   47,392    45,031    42,795     42,257    39,265
   Average shares outstanding                              4,915     4,948     5,092      5,179     5,188

---------------------------------------------------------------------------------------------------------
Performance Ratios
   Return on average assets                                1.13%     1.40%     1.64%      1.66%     1.68%
   Return on average equity                               10.47%    12.94%    13.95%     13.56%    13.97%
   Dividend payout                                        52.45%    46.57%    41.08%     40.52%    32.78%
   Efficiency (1)                                         54.74%    53.63%    47.83%     48.45%    47.26%
   Average equity to average assets                       10.75%    10.85%    11.78%     12.26%    12.01%

---------------------------------------------------------------------------------------------------------
Asset Quality Ratios:
   Allowance for loan losses to period end loans           1.50%     1.46%     1.52%      1.61%     1.70%
   Allowance for loan losses to nonaccrual loans         112.52%   224.10%   227.99%    237.39%   127.99%
   Nonperforming assets to period
     end loans and other real estate                       1.34%     0.95%     1.24%      1.29%     1.77%
   Net charge-offs to average loans                        0.43%     0.14%     0.08%      0.20%     0.09%
---------------------------------------------------------------------------------------------------------
Capital and Liquidity Ratios:
   Leverage                                               10.08%    11.14%    11.98%     12.39%    12.87%
   Risk-based capital ratios:
     Tier 1 capital                                       14.79%    16.58%    17.98%     19.34%    19.30%
     Total capital                                        16.05%    17.89%    19.24%     20.59%    20.56%
   Average loans to average deposits                      84.82%    85.42%    81.98%     79.23%    79.01%
---------------------------------------------------------------------------------------------------------

Note: (1) Efficiency ratio is computed by dividing non-interest expense by the sum of net-interest income on a tax equivalent basis and non-interest income, net of securities gains or losses.


2 Eastern Virginia Bankshares

To Our Stockholders

On behalf of the Board of Directors of Eastern Virginia Bankshares, we are pleased to present the following annual report for your Company for 2001. The year was a memorable one for your Company, for the economy, and for our Nation. Change has visited all of us in ways we never thought possible, and your Company was no exception.

     At the close of 2001, Eastern Virginia Bankshares owned three independent banks, spanning 8 Counties with 16 service locations. Ending the year with assets of over $467 million, your Company operated in the lowest interest rate environment in 40 years, in the most technologically advanced period in history, and with unprecedented competition among financial service providers. From this climate of change, Eastern Virginia Bankshares emerged profitable, safe, sound, and poised for the future.

     Next to our employees, your capital is our most precious resource. It is your stake in the enterprise, and the standard against which we measure our performance. Eastern Virginia Bankshares recorded net earnings in 2001 of $4.88 million and paid 52% of this to you in dividends, using the remainder to increase your capital to $47.4 million. Your return on average equity for 2001 was 10.47%, down from 12.94% the year before. While core earnings were strong, net income was diminished by a $1.5 million increase in the provision for loan losses, and start-up expenses associated with 3 new branches.

     Growth of the Company is one of our strategic objectives and is necessary to keep your capital at work. During 2001, total assets grew 14.8% to $467 million, with much credit due to our newest enterprise, Hanover Bank. Marty Martin, President of Hanover Bank, has assembled a strong team of banking professionals and they have done an outstanding job of building that bank. We have often referred to Hanover Bank as our Company's "growth engine" and President Martin has helped that come true in 2001.

     Operating efficiency is essential to any well-run organization. The banking industry uses a ratio to measure efficiency, and Eastern Virginia Bankshares has one of the best efficiency ratios (55% in 2001) among peer institutions. As the Company strives for continuous improvement in this area, the Bank of Northumberland has set the pace for all of us, with an efficiency ratio far superior to any other bank in the State. President Lewis Reynolds and his staff have made extraordinary achievements in this area and we all recognize the value of his efforts.

     Of all the changes we experienced in 2001, none were more memorable than those of Southside Bank. Our long-time, esteemed leader, Tom Boyd, announced his upcoming retirement in early 2002, marking the 20th year of his leadership with the Company, and 20 years of growth and prosperity for Southside Bank. This past summer, we all welcomed Joe Shearin to Southside Bank, to succeed Tom as President of the Bank. Thanks to Tom and Joe, the transition has been very smooth for Southside Bank and the Bank's future is in capable hands. We shall miss Tom and his contribution to all of us, personally and corporately. Southside Bank is the largest bank within our corporate family and contributes more earnings than any other bank, and Tom has played a major role in those contributions.

     Technological improvements throughout the Company are fast-paced, and ever-changing. New delivery systems to maintain superior customer service, such as statement imaging and Internet banking, are part of our strategic plan, and require vision and resources. Chief Operating Officer Joe James and his staff provide much of that vision as he works within Eastern Virginia Bankshares to maintain state-of-the-art systems to serve our entire corporate family. This centralized approach to technology empowers our independent banks to maintain high levels of personal service to customers while sharing technological resources. We are fortunate to have Joe and his staff to provide these services.

                                                   Eastern Virginia Bankshares 3

Eastern Virginia Bankshares Board of Directors:

1st row: Ned Stephenson, W. Rand Cook,
2nd row: J.T. Thompson, III, Lewis R. Reynolds, Leslie E. Taylor,
Howard R. Straughan, Jr.,
3rd row: F. Warren Haynie, Jr., Eric A. Johnson, L. Edelyn Dawson, Jr., F.L. Garrett, III, William L. Lewis.

                                    [PHOTO]

     Also this year, we report that our Company's founding Chairman, Robert L. Covington, Jr., announced his retirement from the Board of Directors and W. Rand Cook was unanimously elected to succeed Mr. Covington. Mr. Cook brings excellent leadership skills to this vital position and both Board and Management have confidence in his ability. Mr. Covington remains a part of our corporate family as he continues to serve on the Board of the Bank of Northumberland.

     There are so many dedicated and capable people within the Company that make enormous contributions, often without notice or recognition. Eastern Virginia Bankshares stands strong because of these people, and because of the continued support from our customers and shareholders. We thank each of them for their contributions to the Company, and look forward to the opportunities of the new year.


/s/ Ned Stephenson                              /s/ W. Rand Cook
------------------                              ---------------------
Ned Stephenson                                  W. Rand Cook
President and CEO                               Chairman of the Board


4 Eastern Virginia Bankshares

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 2001

                                      INDEX


Part I
------

Item 1.   Business                                                                                       7

Item 2.   Properties                                                                                     7

Item 3.   Legal Proceedings                                                                              7

Item 4.   Submission of Matters to a Vote of Security Holders                                            7

Part II
-------

Item 5.   Market for Registrants Common Stock and Related Stockholder Matters                            8

Item 6.   Selected Financial Data                                                                        8

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations          8
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk                                    22

Item 8.   Financial Statements and Supplementary Data                                                   24

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures         24

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant                                            24

Item 11.  Executive Compensation                                                                        25

Item 12.  Security Ownership of Certain Beneficial Owners and Management                                25

Item 13.  Certain Relationships and Related Transactions                                                25

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                               25

Signatures                                                                                              26

                                     PART 1

ITEM 1.  BUSINESS
         ----------------------------------------------------------------------

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

EMPLOYEES

As of December 31, 2001, the Corporation and its subsidiary banks employed 168 full-time equivalent employees. EVB's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Corporation believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company's employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.

ITEM 2.  PROPERTIES
         ----------------------------------------------------------------------

The Company's principal executive offices are located at 217 Duke Street, Tappahannock, Virginia 22560. The corporate office is less than a block from the headquarters of SSB and the 5,400 square foot EVB operations center. The three subsidiary banks own 13 full service branch buildings including the land on which 12 of those buildings are located. Three branch office buildings are leased at current market rates. Northumberland and Middlesex Counties each are the home to three of the branches. Essex County houses two branch offices plus the corporate office and the operations center. Hanover County houses four branches (three of which are leased) while King William County, Caroline County, Lancaster County and Gloucester County each have one full service branch office. All properties are in good condition. The land on which the Caroline County office is located is under long-term lease.

ITEM 3.  LEGAL PROCEEDINGS
         ----------------------------------------------------------------------

In the course of its operations, EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 2001, or subsequent thereto. The only litigation in which EVB and its subsidiaries, the Banks, are involved are collection suits involving delinquent loan accounts in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------
The information titled "Common Stock Performance and Dividends" set forth on the last page of the 2001 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL DATA
         ----------------------------------------------------------------------
The information set forth on page 2 of the 2001Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ----------------------------------------------------------------------
Management's discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of Eastern Virginia Bankshares, Inc. and subsidiaries (the "Corporation"). The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares (EVB) and attempts to identify trends and material changes that occurred during the reporting periods. The discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

OVERVIEW
Eastern Virginia Bankshares (EVB) reported a decrease in net income and earnings per share for the year ended December 31, 2001 as it focused on long-term strategic initiatives and increased its loan loss provision by over $1.5 million in recognition of a deteriorating economy and an increase in nonperforming loans. The company opened new branch offices in Kilmarnock, Hanover Air Park and Ashland during the year and relocated its corporate office in Tappahannock. Additionally the Corporation's net interest margin decreased 12 basis points to 4.41% from the year 2000 margin of 4.53%.

RESULTS OF OPERATIONS
Net income decreased 11.6% in 2001 to $4.88 million from $5.52 million in 2000 and $5.96 million in 1999. Earnings per share decreased 11.6% to $0.99, compared to $1.12 and $1.17 for 2000 and 1999, respectively. The decrease in net income in 2001 was the result of a $1.54 million increase in loan loss provision, startup costs for three new branches and a one time expense for supplemental retirement benefits.

Profitability, as measured by EVB's return on average equity was 10.47%, a decrease from 2000's 12.94%. Return on average assets was 1.13%, a decrease from the prior year's 1.40%. The Corporation repurchased 50 thousand shares of its common stock in 2001 under a share repurchase program announced by the Board in January, 2001. The repurchase plan is intended to reduce high capital levels and to increase return on equity to shareholders.

Net interest margin, on a tax equivalent basis, declined to 4.41% in 2001, as compared to 4.53% in 2000 and 4.78% in 1999. However, changes in volume exceeded changes in rates, generating an additional $1.31 million of net interest income in 2001 and $445 thousand in 2000.

The Corporation experienced record loan and deposit growth in 2001, with particularly strong results in the fourth quarter. Deposits grew $57.8 million or 16.5% while loans increased by $47 million or 15.6%. Average loans outstanding for the year increased 10.9% from the 2000 average. Residential real estate mortgages outstanding increased 9.8% from the prior year end while all other areas of the portfolio experienced double digit growth rates.

EVB's efficiency ratio, a measure of performance based upon the relationship between noninterest expense and income net of securities gains and losses, continues to compare favorably to other Virginia financial institutions. The Corporation's efficiency ratio for 2001 declined to 54.74% compared to 2000's 53.63%. A lower efficiency ratio represents greater control of noninterest costs. Fluctuation in the efficiency ratio can be attributed to relative changes in both noninterest income and net interest income as well as noninterest expense. EVB's decline in efficiency ratio was impacted by both the decrease in net interest margin and the noninterest expense increases related to the new branch office startups and the one time employee retirement supplement.

EVB is not aware of any current recommendations by any regulatory authorities which, if they were implemented, would have a material effect on the registrant's liquidity, capital resources, or results of operations.

The following table sets forth, for the periods indicated, selected quarterly results of EVB's operations.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

                                                                        Three Months Ended
                                          --------------------------------------------------------------------------------
                                                       2001                                      2000
                                          ---------------------------------------   --------------------------------------
                                           Dec. 31   Sep. 30   June 30   Mar. 31     Dec. 31   Sep. 30   June 30   Mar. 31
                                          =======================================   ======================================
Interest income                            $ 8,331   $ 8,278   $ 8,248   $ 8,046     $ 7,997   $ 7,766   $ 7,610   $ 7,355
Interest expense                             3,634     3,860     3,948     3,931       3,919     3,769     3,523     3,302
                                           -------   -------   -------   -------     -------   -------   -------   -------
Net interest income                          4,697     4,418     4,300     4,115       4,078     3,997     4,087     4,053
Provision for loan losses                    1,064       587       268       264         249       127       139       132
                                           -------   -------   -------   -------     -------   -------   -------   -------
Net interest income after
  provision for loan losses                  3,633     3,831     4,032     3,851       3,829     3,870     3,948     3,921
Noninterest income                             727       641       654       621         654       533       548       490
Noninterest expense                          2,995     2,708     3,115     2,642       2,847     2,551     2,508     2,440
                                           -------   -------   -------   -------     -------   -------   -------   -------
Income before applicable income taxes        1,365     1,764     1,571     1,830       1,636     1,852     1,988     1,971
Applicable income taxes                        261       486       420       483         395       471       576       484
                                           -------   -------   -------   -------     -------   -------   -------   -------
Net Income                                 $ 1,104   $ 1,278   $ 1,151   $ 1,347     $ 1,241   $ 1,381   $ 1,412   $ 1,487
                                           ======================================    =====================================

Net income per share,                      $  0.23   $  0.26   $  0.23   $  0.27     $  0.25   $  0.28   $  0.29   $  0.30
  basic and diluted

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

AVERAGE BALANCE, INCOME AND EXPENSE, YIELDS AND RATES /(1)/

                                                                     Twelve Months Ended December 31
                                     ---------------------------------------------------------------------------------------------
                                                     2001                              2000                          1999
                                     Average      Income/     Yield/  Average    Income/     Yield/   Average     Income/   Yield/
                                     Balance      Expense     Rate    Balance    Expense     Rate     Balance     Expense   Rate
                                     -------      -------     ----    -------    -------     ----     -------     -------   -----
Assets:
Securities
  Taxable                               $  47,472   $   3,039  6.40%   $  42,838   $   2,808  6.55%   $  40,574   $   2,626  6.47%
  Tax exempt /(1)/                         37,849       2,524  6.67%      39,603       2,755  6.96%      40,571       2,804  6.91%
                                        ---------   ---------         ----------   ---------         ----------   ---------
  Total securities                         85,321       5,563  6.52%      82,441       5,563  6.75%      81,145       5,430  6.69%
Federal funds sold                         10,960         389  3.55%       6,679         437  6.54%       9,137         455  4.98%
Loans (net of unearned income)            319,165      27,722  8.69%     287,729      25,571  8.89%     257,876      22,612  8.77%
                                        ---------   ---------         ----------   ---------         ----------   ---------
  Total earning assets                    415,446      33,674  8.11%     376,849      31,571  8.38%     348,158      28,497  8.19%
Less allowance for loan losses             (4,725)                        (4,296)                        (4,020)
Total non-earning assets                   22,842                         20,430                         18,584
                                        ---------                     ----------                     ----------
Total assets                            $ 433,563                      $ 392,983                      $ 362,722
                                       ==========                     ==========                     ==========

Liabilities & Shareholders' Equity

  Interest checking                     $  44,218   $     855  1.93%   $  40,545   $   1,023  2.52%   $  36,546   $     902  2.47%
  Regular savings                          75,342       2,545  3.38%      67,477       2,653  3.93%      72,953       2,696  3.70%
  Money market accounts                    28,274         841  2.97%      25,942         860  3.32%      27,402         866  3.16%
  Large dollar certificates of deposit     44,394       2,644  5.96%      34,040       2,009  5.90%      24,801       1,300  5.24%
  Consumer certificates of deposit        143,658       8,104  5.64%     133,673       7,373  5.52%     118,938       5,970  5.02%
                                        ---------   ---------          ---------   ---------         ----------   ---------
    Total interest-bearing deposits       335,886      14,989  4.46%     301,677      13,918  4.61%     280,640      11,734  4.18%
  Short-term borrowings                        88           6  6.82%       3,531         224  6.34%         409          23  5.62%
  Long-term borrowings                      6,353         378  5.95%       6,320         371  5.87%       1,923         110  5.72%
                                        ---------   ---------          ---------   ---------         ----------   ---------
    Total interest-bearing liabilities    342,327      15,373  4.49%     311,528      14,513  4.66%     282,972      11,867  4.19%
Noninterest-bearing liabilities
  Demand deposits                          40,376                         35,160                         33,903
  Other liabilities                         4,270                          3,641                          3,127
                                        ---------                      ---------                     ----------
    Total liabilities                     386,973                        350,329                        320,002
Shareholders' equity                       46,591                         42,654                         42,720
                                        ---------                      ---------                     ----------
  Total liabilities and
    shareholders' equity                $ 433,564                      $ 392,983                      $ 362,722
                                       ==========                      ---------                     ==========

Net interest income                                 $  18,301                      $  17,058                      $  16,630
                                                   ==========                      =========                      =========

Interest rate spread /(3)/                                     3.61%                          3.72%                          4.00%
Interest expense as a percent of
  average earning assets                                       3.70%                          3.85%                          3.41%
Net interest margin /(4)/                                      4.41%                          4.53%                          4.78%


Notes:
/(1)/ Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
/(2)/ Nonaccrual loans have been included in the computations of average loan balances.
/(3)/ Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
/(4)/ Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Tax-equivalent net interest income increased 7.3% in 2001 to $18.3 million from $17.1 million in 2000. Average loan growth of 10.9% was the primary factor in the increase in net interest income and in achieving a net interest margin of 4.41%, a 12 basis point decline from 4.53% in 2000. Yield on earning assets decreased 27 basis points to 8.11% in 2001 from 8.38% in 2000, while the cost of interest bearing funds decreased 17 basis points from 4.66% in 2000 to 4.49 % in 2001. Although average earning assets were up 10.2%, the yield on earning assets decreased at a faster rate than the cost of funds

Average earning asset growth of 10.2% resulted from increases in average loans outstanding of 10.9%, average securities of 3.5% and average federal funds sold of 64.1%. Growth in average earning assets of $38.6 million was funded by average deposit growth of $39.4 million. Growth in the lower yielding federal funds sold category created a change in the mix of average earning assets that negatively impacted yield. In 2000, net interest income on a tax equivalent basis increased 2.6% to $17.1 million from $16.6 million in 1999. Average loan growth of 11.6% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.53% which was a 25 basis point decline from 4.78% in 1999.

VOLUME AND RATE ANALYSIS

                                                  2001 vs. 2000                       2000 vs. 1999

                                               Increase (Decrease)                  Increase (Decrease)

                                                 Due to Changes in:                  Due to Changes in:
                                         ---------------------------------     ------------------------------
                                         Volume      Rate         Total          Volume     Rate     Total
--------------------------------------------------------------------------     ------------------------------
Earning Assets:
Taxable securities                       $  297     $   (66)     $  231        $  149    $   33    $  182
Tax exempt securities
                                           (121)       (110)       (231)          (69)       20       (49)
Loans, (net)
                                          2,790        (639)      2,151         2,618       341     2,959
Federal funds sold
                                            280        (328)        (48)         (122)      104       (18)
                                         -------    ---------    -------       -------   --------  --------
    Total earning assets
                                          3,246      (1,143)      2,103         2,576       498     3,074

Interest-Bearing Liabilities:
Interest checking
                                             93        (261)       (168)          101        21       122
Savings deposits
                                            308        (416)       (108)         (215)      172       (43)
Money market accounts
                                             78         (97)        (19)          (46)       40        (6)
Consumer certificates of deposit
                                            557         174         731           807       595     1,402
Large denomination certificates
                                            609          26         635           545       164       709
Short-term borrowings
                                           (218)          -        (218)          176        25       201
Long-term borrowings                          2           5           7           252         9       261
                                         -------    ---------    -------       -------   --------  --------
    Total interest-bearing liabilities    1,429        (569)        860         1,620     1,026     2,646
                                         -------    ---------    -------       -------   --------  --------
Change in net interest income            $1,817     $  (574)     $1,243        $  956    $ (528)   $  428
                                         ===============================       ============================

Notes:
/(1)/ Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
/(2)/ Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

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

NONINTEREST INCOME
Noninterest income increased by $418 thousand (18.8%) from $2.23 million in 2000 to $2.64 million in 2001. Service charges on deposit accounts, the largest source of noninterest income, increased $282 thousand (16.7%) from $1.69 million in 2000 to $1.97 million in 2001. Other operating income increased $119 thousand (21.7%) from $549 thousand in 2000 to $668 thousand in 2001, primarily the result of $44 thousand income on a title company investment, and $41 thousand investment services income. Other operating income includes gain on sale of other real estate, investment services income, credit life premiums, ATM fees charged to foreign users, safe deposit box fees, non deposit service charges and other miscellaneous income.

Noninterest income increased $502 thousand or 29.1% from 1999 to 2000, attributable primarily to a $375 thousand increase in service charges, a $66 thousand decrease in realized securities losses and an increase of $63 thousand in gain on sale of other real estate owned.

                                                                  Year Ended December 31
                                                  ---------------------------------------------
(Dollars in thousands)                                    2001            2000            1999
----------------------                            ---------------------------------------------
Service charges on deposit accounts                    $ 1,968         $ 1,686         $ 1,311
Gain (loss) on securities                                    7             (10)            (76)
Other operating income                                     668             549             488
                                                       -------   ---------- ---- ---------- ---
                                                       $ 2,643         $ 2,225         $ 1,723
                                                  =============================================

NONINTEREST EXPENSE
Total noninterest expense increased $1.11 million (10.8 %) from $10.35 million in 2000 to $11.46 million in 2001. Salaries and benefits accounted for this entire increase with an increase of $1.13 million or 21.2% to $6.48 million in 2001 as compared to $5.35 million in 2000. The increase in salaries and benefits was the result of a $351 thousand nonrecurring pension supplement, $325 thousand for three new branch offices and the EVB Investment Division opened during the year, $175 thousand related to full year of operation of Hanover Bank compared to only seven months in the prior year, and $280 thousand or 5.2% for normal increases in salaries and benefits. Net occupancy and equipment expense increased $33 thousand or 2.1% while other operating expenses decreased $52 thousand or 1.5%. The decrease in other operating expense was primarily the result of many expense categories being impacted less by the opening of new offices in 2001 than they were by the opening of a new bank in 2000.

Noninterest expense increased $1.53 million (17.4 %) from $8.81 million in 1999 to $10.35 million in 2000. The Hanover Bank start up was responsible for $1.02 million of this increase. Absent the Hanover Bank expenses, total noninterest expense was up $518 thousand or 5.88%. Including the Hanover Bank expenses, noninterest expense increases from 1999 to 2000 included: salaries and benefits up $616 thousand or 13.0 %, advertising and marketing up $195 thousand or 82.6%, printing and supplies up $144 thousand or 39.1%, net occupancy and equipment up $99 thousand or 6.8%, and other operating expenses up $480 thousand or 23.8%. The primary contributors to the increase in other operating expenses were data processing up $62 thousand or 27.7%, consultant fees up $136 thousand or 155.0%, directors fees up $83 thousand or 51.7%, and legal/collection expense up $51 thousand or 58.4%.

                                                       Years Ended December 31
(Dollars in thousands)                             2001             2000             1999
-------------------------------------- ----------------------------------------------------
Salaries and employee benefits                 $  6,477         $  5,345          $ 4,729
Net occupancy and equipment                       1,596            1,563            1,464
Printing and supplies                               430              512              368
Advertising and marketing                           374              431              236
Other operating expenses                          2,583            2,496            2,016
                                               --------         --------          -------
  Total noninterest expense                    $ 11,460         $ 10,347          $ 8,813
                                       ====================================================

INCOME TAXES
Income tax expense in 2001 was $1.65 million, down from $1.93 million in 2000 and $2.21 million in 1999. The decrease in income taxes is attributable to decreased taxable earnings at the federal statutory rate of 34%. Income tax expense corresponds to an effective rate of 25.3 %, 25.9 % and 27.1 % for the three years ended December 31, 2001, 2000, and 1999, respectively. Note 9 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and EVB's actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2001 and 2000.

LOAN PORTFOLIO
Loans, net of unearned income, increased to $348.0 million at December 31, 2001, up $47.0 million or 15.6% from $301.0 million at year end 2000. The Corporation experienced particularly strong loan growth in the fourth quarter of 2001, and has seen that trend continue in the early weeks of 2002. Loan growth in 2001 was spread among the various loan categories with the real estate portfolio growing $30.8 million or 14.8%, commercial loans $9.0 million or 25.9% and consumer loans net of unearned discount $7.0 million or 12.2%. Primary contributors to increased loan growth were the addition of new branch offices in Lancaster and Hanover Counties.

At year end 2000, loans, net of unearned income were $301.0 million, up $27.2 million or 9.9% from $273.9 million at year end 1999. The Corporation experienced strong loan growth throughout 2000, continuing a trend that started in the fourth quarter of 1998. Loan growth in 2000 was spread among the various loan categories with the real estate portfolio growing $14.5 million or 7.5%, consumer loans net of unearned discount $8.9 million or 18.5%, and commercial loans $3.8 million or 12.3%. With the increasing rate environment of 2000, real estate lending growth moderated from 1999's 21.4% while consumer loan demand increased.

                                                                              December 31
                                                  ------------------------------------------------------------------------
(Dollars in thousands)                                  2001         2000            1999         1998           1997
-----------------------------------------------   ------------------------------------------------------------------------
Commercial, industrial and agricultural loans           $ 43,809     $ 34,807        $ 31,003     $  30,649      $ 32,901
Residential real estate mortgage                         179,641      163,573         152,905       130,856       118,639
Real estate construction                                  10,708        9,021           8,267         6,096         6,340
Commercial real estate                                    49,239       36,183          33,103        23,114        27,324
Consumer loans                                            68,605       61,506          51,890        51,481        45,723
All other loans                                              652          448             460           961           294
                                                        --------     --------        --------     ---------      --------
   Total loans                                           352,654      305,538         277,628       243,157       231,221
Less unearned income                                      (4,657)      (4,507)         (3,770)       (3,493)       (3,330)
                                                        --------     --------        --------     ---------      --------
   Total net loans                                      $347,997     $301,031        $273,858     $ 239,664      $227,891
                                                  ========================================================================

MATURITY SCHEDULE OF SELECTED LOANS
                                 Commercial and           Real Estate
(Dollars in thousands)            Agricultural           Construction
------------------------------   -------------------------------------
Within 1 year                      $  33,581              $    7,710

Variable rate:
   1 to 5 years
                                       3,611                   2,541
   After 5 years                           -                       -
                                   ---------              ------------
    Total                              3,611                   2,541

Fixed rate:
   1 to 5 years
                                       5,717                     173
   After 5 years                         900                     284
                                   ---------              ------------
     Total                             6,617                     457
                                   ---------              ------------
Total maturities                   $  43,809              $   10,708
                                 =====================================

Approximately 68.8% of EVB's loan portfolio at December 31, 2001 was comprised of loans secured by real estate. Residential real estate mortgages made up 51.6 % of the loan portfolio as compared to 54.3% at year end 2000 and 55.8% at year end 1999. The Corporation attempts to limit its exposure to the risk of local real estate markets by controlling the size of its commercial real estate loan portfolio, and by focusing on real estate loans secured by owner-occupied properties. Commercial real estate loans increased from 12.0% of the total loan portfolio at year end 2000 to 14.1% at 2001 year end. Real estate construction loans accounted for only 3.1 % of total loans outstanding at year end 2001 and 3.0% at year end 2000. The Corporation's losses on loans secured by real estate have historically been low, averaging $16 thousand in net charges offs per year over the last five years.

Consumer loans are the second largest component of EVB's loan portfolio. Consumer loans were 18.4% of the loan portfolio at year end 2001, 18.9% and 17.6% at year end 2000 and 1999 respectively. This portfolio component consists primarily of installment loans. Net consumer loans for household, family and other personal expenditures totaled $64.0 million at 2001 year end, up $7.0 million or 12.2% from $57.0 million at 2000 year end, and $48.1 million at 1999 year end. Performance of the consumer loan portfolio is closely tied to general economic conditions in our market region and is impacted by intense competition from both other financial institutions and the automotive industry.

Commercial and agricultural loans are designed specifically to meet the needs of small and medium-size business customers. This category of loans increased $9.0 million in total loans outstanding at year end 2001 compared to 2000, with the percentage to total loans increasing to 12.6% of the total loan portfolio from 11.6% at year end 2000, matching the prior four year history as a percent of total loans.

Consistent with its focus on providing community-based financial services, EVB generally does not make loans outside of its principal market region. The Corporation does not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. EVB further maintains a policy not to originate or purchase loans classified by regulators as highly-leveraged transactions or loans to foreign entities or individuals. The Corporation's unfunded loan commitments, excluding credit card lines and letters of credit, at 2001 year end totaled $37.6 million, up $11.7 million from $25.9 million at December 31, 2000. Unfunded loan commitments (excluding $2.1 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from Spring through Fall than at year end. Historically, EVB's loan collateral has been primarily real estate because of the nature of our market region.

ASSET QUALITY
The Corporation's allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Corporation's historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. EVB was not immune to the declining economic environment experienced in 2001, with a resultant increase in nonperforming loans and charge offs.

Each of EVB's subsidiary banks has a loan review function consisting of bank officers and board members who regularly review loans. Additionally an independent credit review consultant performs a monthly review of loans he selects for Southside Bank and refers those deemed appropriate to the Loan Committee of the Bank Board. Bank of Northumberland, Inc and Hanover Bank maintain a review process by senior credit personnel. As a matter of policy, the Company places loans on nonaccrual status when a loan becomes 90 days past due as to principal and interest, regardless of how well the loan may be collateralized. For the Corporation, this detailed management process forms the basis for determining the amount needed in the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

Management's close attention to a deteriorating economy and its impact on EVB's loan portfolio led to an increase in the reserve for loan losses in 2001, reversing a trend that had allowed the Company to lower its loan loss ratio in each of the prior three years. The ratio of allowance for loan losses to period end net loans, for 2001, 2000 and 1999 was 1.50%, 1.46%, and 1.52% respectively. For the same periods the ratio of allowance for loan losses to nonaccrual loans was 113%, 224% and 228%, indicating that the allowance was adequate with respect to nonaccrual loans. The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)                                         2001          2000           1999           1998          1997
---------------------------------------------------  ------------------------------------------------------------------------
Average loans outstanding, net of                         $ 319,165     $ 287,729      $ 257,876      $ 232,605     $ 217,320
   unearned income
Allowance for loan losses, January 1                          4,408         4,154          3,860          3,868         3,643
Loans charged off:
   Commercial and agricultural
                                                                548           203             71            213           252
   Real estate
                                                                 38            78             37              2            12
   Consumer                                                   1,069           410            358            452           381
                                                          ---------     ---------      ---------      ---------     ---------
     Total loans charged off                                  1,655           691            466            667           645
Recoveries:
   Commercial and agricultural
                                                                  1           106             46             24           279
   Real estate
                                                                 18            24             17             20             6
   Consumer                                                     279           168            187            166           173
                                                          ---------     ---------      ---------      ---------     ---------
    Total recoveries                                            298           298            250            210           458
                                                          ---------     ---------      ---------      ---------     ---------
Net loans charged off                                         1,357           393            216            457           187
Provision for loan losses                                     2,183           647            510            449           412
                                                          ---------     ---------      ---------      ---------     ---------
Balance, end of year                                      $   5,234     $   4,408      $   4,154      $   3,860     $   3,868
                                                     ========================================================================

Ratios:
-------
Ratio of allowance for loan losses to
 total loans outstanding, end of year       1.50%  1.46%  1.52%  1.61%  1.70%
Ratio of net charge-offs to average loans
  outstanding during the year               0.43%  0.14%  0.08%  0.20%  0.09%

NONPERFORMING ASSETS
Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days, and other real estate increased $1.8 million or 62.7% in 2001, reversing a trend that had seen a steady increase in credit quality over the prior five years from 2.26% nonperforming assets in 1996 to less than 1.0% at year end 2000. Although nonperforming assets increased $1.6 million from year end 2000 to year end 2001, there was a 23% decrease in the last two months of the year. Quarterly nonperforming asset levels during the year were March 31 - $3.5 million, June 30 - $3.4 million, September 30 - $5.1 million, then peaking at $6.1 million at October 31. During the last two months of the year, nonperforming assets declined by over $1.4 million. The current nonperforming asset ratio of 1.34%, while above the year end 2000 level, is in line with the 1.24% at 1999 year end, 1.29% at 1998 year end, and superior to the 1.77% at 1997 year end.

Nonperforming assets at December 31, 2001 were $4.7 million or 1.34% of total loans and other real estate owned, up from $2.9 million or 0.95% at 2000 year end, and $3.4 million or 1.24% at 1999 year end. Nonperforming loans at year end 2001 consisted of $3.2 million of loans secured by real estate in the Corporation's market area, $722 thousand of commercial loans and $733 thousand of consumer loans. Based on estimated fair values of the related collateral, management considers the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such past due loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $193 thousand and $104 thousand for the years 2001 and 2000.

(Dollars in thousands)                                             2001        2000        1999         1998        1997
---------------------------------------------------------     -----------------------------------------------------------
Nonaccrual loans                                                $  4,651    $  1,967    $  1,822    $  1,626    $  3,022
Restructured loans                                                     -           -           -           -           -
Loans past due 90 days and accruing interest                           9         520       1,345       1,190         927
                                                                ---------   ---------   ---------   ---------   ---------
 Total nonperforming loans                                         4,660       2,487       3,167       2,816       3,949
Other real estate owned                                                -         378         243         268          86
                                                                ---------   ---------   ---------   ---------   ---------
 Total nonperforming assets                                     $  4,660    $  2,865    $  3,410    $  3,084    $  4,035
                                                              ===========================================================
Nonperforming assets to total loans and                             1.34%       0.95%       1.24%       1.29%       1.77%
 other real estate
Allowance for loan losses to nonaccrual loans                     112.52%     224.10%     227.99%     237.39%     127.99%
Net charge-offs to average loans for the year                       0.43%       0.14%       0.08%       0.20%       0.09%
Allowance for loan losses to year end loans                         1.50%       1.46%       1.52%       1.61%       1.70%
Foregone interest income on nonaccrual loans                    $    193    $    104    $    151    $     98    $    308
Interest income recorded on nonaccrual loans                    $      -    $      -    $      -    $      7    $      2

Net charge offs in 2001 increased to $1.4 million from $393 thousand in 2000. Year 2001 net charge offs included $790 thousand of consumer loans and $547 thousand of commercial loans. The commercial loan charge offs included $500 thousand on one relationship where the borrower is in bankruptcy proceedings. Although trends for credit quality factors improved significantly in the fourth quarter of 2001, it is likely that EVB will continue provisions for loan losses in 2002. The primary factor for additional provision is growth in the loan portfolio and the level of net charge offs on nonperforming loans. The Corporation's formula for allocation of the allowance reflects current net loans and nonaccrual loans plus the five year history for net charge offs by loan category, and in 1999 added off-balance sheet credit risk . That allocation appears below.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                December 31, 2001         December 31, 2000          December 31, 1999
                                             ---------------------------------------------------------------------------
                                                          Percent of              Percent of                 Percent of
                                                          loans                   loans                      loans
                                                          in each                 in each                    in each
                                                          category                category                   category
                                                 Amount   to total       Amount   to total loans    Amount   to total
                                                          loans                                              loans
                                             ---------------------------------------------------------------------------
Commercial and agricultural                       $ 1,407      12.59%     $ 1,260        11.56%      $ 1,233      11.32%
Real estate mortgage                                1,369      51.61%       1,398        54.34%        1,429      55.83%
Real estate construction                              108       3.08%          32         3.00%           30       3.02%
Commercial real estate                                537      14.15%         128        12.02%          133      12.09%
Consumer                                            1,602      18.38%       1,441        18.93%        1,191      17.57%
Other loans                                             3       0.19%           2         0.15%            2       0.17%
                                                  -------       -----     -------         -----      -------       -----
 Total allowance for balance sheet loans            5,026     100.00%       4,261       100.00%        4,018     100.00%
Allowance for off balance sheet risk                  208                     147                        136
                                                  -------                 -------                    -------
  Total allowance for loan losses                 $ 5,234                 $ 4,408                    $ 4,154

                                                December 31, 1998            December 31, 1997
                                             ---------------------------------------------------------
                                                          Percent of                Percent of
                                                          loans                     loans
                                                          in each                   in each
                                                          category                  category
                                               Amount     to total loans    Amount  to total loans
                                             ---------------------------------------------------------
Commercial and agricultural                       $ 1,244      12.79%     $ 1,346        14.21%
Real estate mortgage                                1,209      54.60%       1,207        51.29%
Real estate construction                               25       2.54%          65         2.78%
Commercial real estate                                193       9.65%         279        11.82%
Consumer                                            1,186      20.02%         969        19.77%
Other loans                                             3       0.40%           2         0.13%
                                                  -------     -------     -------       -------
 Total allowance for loan losses                  $ 3,860     100.00%     $ 3,868       100.00%

Potential Problem Loans: At December 31, 2001, potential problem loans were approximately $1.1 million, including three lending relationships in excess of $100,000, which had aggregate principal balances outstanding of $308 thousand. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at December 31, 2001 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance.

SECURITIES
Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2001, the securities portfolio, at fair market value, was $91.9 million, a 10.2% increase from $83.4 million at 2000 year end. At December 31, 2000, the combined securities portfolio was $83.4 million, a 5.3% decrease from $88.1 million at 1999 year end. Book value of $44.5 million in the investment component of the portfolio at 1999 year end was reclassified to available for sale in early 2000.

FASB pronouncement No. 115 effective January 1, 1994, requires EVB to show the effect of market value changes of securities available for sale. The market value of this portfolio at 2001 year end was $91.9 million. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders' Equity section of the Balance Sheet as accumulated other comprehensive income of $963 thousand at December 31, 2001 and 206 thousand at 2000 year end.

EVB follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Corporation considers derivatives to be speculative in nature and contrary to EVB's historical philosophy. EVB does not hold or issue financial instruments for trading purposes.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE
The following table presents the book value and fair value of securities for the years 2001, 2000 and 1999.

                                         December 31, 2001              December 31, 2000         December 31, 1999
                                      ---------------------------    -----------------------    ------------------------
                                        Amortized       Fair           Amortized     Fair        Amortized      Fair
(Dollars in thousands)                      Cost        Value            Cost        Value         Cost         Value
----------------------------------    ---------------------------    -----------------------    ------------------------
Available for sale:
U.S. Treasury securities                  $  4,060    $  4,156         $  7,195    $  7,216      $  8,517      $  8,457
U.S. government agency securities           17,676      17,897           18,704      18,656        16,157        15,624
Mortgage-backed securities                   8,224       8,257            5,705       5,733         7,124         6,962
States and political subdivisions           47,694      48,635           42,828      43,139         7,034         6,853
Corporate bonds                             10,296      10,464            6,174       6,173         4,278         4,198
Equity securities                            2,471       2,471            2,486       2,486         1,202         1,202
                                          --------    --------         --------    --------      --------      --------
  Total available for sale                  90,421      91,880           83,092      83,403        44,312        43,296
Held to maturity:
States and political subdivisions                -           -                -           -        44,780        44,451
                                          --------    --------         --------    --------     ---------      --------
   Total securities                       $ 90,421    $ 91,880         $ 83,092    $ 83,403     $  89,092      $ 87,747
                                      ===========================    =======================    ========================

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES

                                                                                   December 31, 2001
                             -------------------------------------------------------------------------------------------------------
                                                    Due after 1 through  Due after 5 through  Due after 10 years and
                             Due in 1 year or less     5 years                10 years           equity securities       Total
                             -------------------------------------------------------------------------------------------------------
(Dollars in thousands)          Amount    Yield     Amount     Yield      Amount   Yield      Amount       Yield     Amount   Yield
----------------------------    ------    -----     ------     -----      ------   -----      ------       -----     ------   ------
 U.S. Government securities   $  6,320    6.00%     $17,159    5.31%     $ 4,816   6.81%       $2,015      6.33%     $30,310   5.76%
 Taxable municipals /(1)/          547    6.24%       2,385    6.85%       5,014   6.95%            -          -       7,946   6.87%
 Tax exempt municipals           3,460    6.85%      12,283    6.83%      19,910   6.85%        5,036      6.74%      40,689   6.83%
 Corporate bonds                 1,372    6.18%       5,077    6.39%       3,746   7.72%          269      8.00%      10,464   6.88%
 Equity securities                   -        -           -        -           -       -        2,471      6.43%       2,471   6.43%
                              --------              -------              -------               ------                -------
  Total securities            $ 11,699    6.28%     $36,904    6.06%     $33,486   6.96%       $9,791      6.61%     $91,880   6.47%
                             ===================  ===================  ===================  ======================  ================

/(1)/ Yields on tax-exempt securities have been calculated on a tax-equivalent basis.
See Note 3 to the Consolidated Financial Statements as of December 31, 2001 for an analysis of gross unrealized gains and losses in the securities portfolio.

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

EVB experienced record deposit growth in 2001 just as it did in loan growth. Total deposits at December 31, 2001 of $408.2 million reflected an increase of $57.8 million or 16.5% compared to $350.4 million at 2000 year end. Non-interest bearing deposits increased $7.0 million or 18.4% to $45.2 million at 2001 year end compared to $38.1 million at December 31, 2000. During the same period, interest bearing deposits increased 16.3% to $363.1 million at 2001 year end, compared to $312.3 million at December 31, 2000. While these figures are as of a specific day at year end, it is also meaningful to review average deposits for the year. For 2001, average total deposits of $376.4 million reflected an 11.7% increase over the 2000 average of $336.8 million. All deposit categories reflected an increase in average deposits for 2001.

Total deposits at 2000 year end of $350.4 million reflected an increase of $27.8 million or 8.6% compared to $322.6 million at 1999 year end. Average deposits for 2000 were $336.8 million, an increase of 7.1 % or $22.3 million compared to 1999 average deposits of $314.5 million. Average non-interest bearing deposit growth in 2000 was 3.7% while interest bearing deposits increased 7.5%. Average noninterest bearing demand deposits, interest checking and certificates of deposit increased in 2000 while average savings and money market deposits decreased.

AVERAGE DEPOSITS AND RATES PAID

                                                                     For the Years Ending December 31
                                            ---------------------------------------------------------------------------------
                                                        2001                       2000                        1999
                                            --------------------------    -------------------------    ----------------------
(Dollars in thousands)                               Amount     Rate            Amount     Rate            Amount       Rate
-------------------------------------       --------------------------    -------------------------    ----------------------
Noninterest bearing accounts                      $  40,376                  $  35,160                  $  33,903
Interest bearing accounts
 Interest checking                                   44,218     1.93%           40,545     2.52%           36,546       2.47%
 Money market                                        28,274     2.97%           25,942     3.32%           27,402       3.16%
 Regular savings                                     75,342     3.38%           67,477     3.93%           72,953       3.70%
 Consumer certificates of deposit                   143,658     5.64%          133,673     5.52%          118,938       5.02%
 Large denomination certificates                     44,494     5.96%           34,040     5.90%           24,801       5.24%
                                                 ----------                 ----------                 ----------
  Total interest bearing                            335,986     4.46%          301,677     4.61%          280,640       4.18%
                                                 ----------     -----       ----------     -----       ----------       -----
   Total average deposits                         $ 376,362                  $ 336,837                  $ 314,543
                                                 ==========                 ==========                 ==========
-----------------------------------------------------------------------------------------------------------------------------

MATURITIES OF LARGE DENOMINATION CERTIFICATES OF DEPOSIT

                                                                                                                     Percent
                                        Within        3-12              1-3            Over 3                         of Total
(Dollars in thousands)                3 Months       Months            Years           Years            Total        Deposits
-----------------------              ---------      --------        --------        ---------        --------       ----------
At December 31, 2001                  $ 9,445       $ 19,741         $ 11,876         $ 4,477         $ 45,539        11.15%
At December 31, 2000                  $ 4,849       $ 22,518         $  9,312         $ 2,768         $ 39,447        11.26%
At December 31, 1999                  $ 4,437       $ 15,128         $  5,821         $ 3,800         $ 29,186         9.05%

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

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings. At December 31, 2001, EVB had total capital of 16.05% and a Tier 1 ratio of 14.79%, both far in excess of regulatory guidelines and the amount needed to support each subsidiary's banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, the Corporation announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. The Corporation repurchased 50 thousand shares in 2001, and as part of the Board's previous November 1998 stock repurchase authorization 102 thousand shares in 2000, 110 thousand shares in 1999, and 32 thousand shares in late 1998. The Company anticipates a continuation of its stock repurchase efforts in 2002.

The table which follows provides an analysis of the Corporation's capital as of December 31, 2001, 2000, and 1999. Note 18 in the Consolidated Financial Statements provides an analysis of the capital position of each of the subsidiary banks as of year end 2001 and 2000.

ANALYSIS OF CAPITAL

                                                         December 31
                                        ----------------------------------------
(Dollars in thousands)                        2001           2000          1999
--------------------------------        ----------------------------------------
Tier 1 capital:
 Common stock                             $   9,802      $   9,897     $  10,065
 Additional paid in capital                       0            590         2,014
 Retained earnings                           36,627         34,338        31,388
                                         ----------     ----------    ----------
  Total Tier 1 capital                       46,429         44,825        43,467

Tier 2 capital:
 Allowable portion of
 allowance for loan losses                    3,940          3,380         3,036
                                         ----------     ----------    ----------
Total risk-based capital                     50,369         48,205        46,503
Risk-weighted assets                        313,921        269,391       241,734

Capital ratios:
 Tier 1 risk based capital                   14.79%         16.58%        17.98%
 Total risk based capital                    16.05%         17.89%        19.24%
 Tier 1 capital to average
  total assets                               10.08%         11.14%        11.98%

LIQUIDITY

Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. EVB's management of liquid assets combined with the ability to generate liquidity through liability funding provides a liquidity level which management believes is sufficient to satisfy its depositors' requirements and to meet its customers' credit needs. At December 31, 2001, $151.0 million or 34.0% of total earning assets were due to mature or reprice within the next year.

EVB also maintains additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with lines of credit with the Federal Home Loan Bank totaled $57 million at December 31, 2001. At year end 2001, the Corporation had $6 million of FHLB borrowings outstanding.

INFLATION
In financial institutions, unlike most manufacturing companies, virtually all of the assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on a bank's performance than the effects of general levels of inflation. Interest rate movement is not necessarily tied to movements in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying value of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Corporation's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 31, 2001. The Statement is not expected to have a material effect on the Corporation's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         -----------------------------------------------------------------------

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap, at year-end was -5.70% which is within the policy limit for the one-year gap of plus or minus 15% of adjusted total assets at a combined Company level.

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

The most recent earnings simulation model projects net income would increase approximately 7.57% of stable-rate net income if rates were to fall immediately by two percentage points. It projects a decrease of approximately 14.20% if rates rise by two percentage points. Management believes this reflects a liability-sensitive interest risk for the one-year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 16.37 %. Additionally, NPV is estimated to increase by 15.22% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less that a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

SUMMARY INFORMATION ABOUT INTEREST-RATE RISK MEASURES IS PRESENTED BELOW:

                                                             December 31
                                                        ----------------------
                                                           2001          2000
                                                        ----------------------
Static 1-Year Cumulative Gap                              -5.70%       -12.13%
1-year net income simulation projection:
   -200 basis point shock vs. stable rate                  7.57%         7.41%
   +200 basis point shock vs. stable rate                -14.20%        -8.84%
Static net Present value change:
   -200 basis point shock vs. stable rate                 15.22%         5.29%
   +200 basis point shock vs. stable rate                -16.37%        -8.04%

The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened.

Management projects interest rates to continue a moderate downward trend during the first two quarters of 2002 to a level no more than 50 basis points below that at 2001 year end and believes that the current level of liability sensitivity is appropriate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -----------------------------------------------------------------------
The following financial statements are filed as a part of this report following item 14:

..  Consolidated Balance Sheets as of December 31, 2000 and 2001

..  Consolidated Statements of Income for the three years ended December 31,
   2001

.. Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2001

..  Consolidated Statements of Cash Flows for the three years ended December 31,
   2001

..  Notes to Consolidated Financial Statements

..  Independent Auditor's Report

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ----------------------------------------------------------------------
None.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ----------------------------------------------------------------------
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Election of Directors" on pages 2 and 3 of EVB's Proxy Statement for the 2002 annual meeting of shareholders and with respect to executive officers, is presented below.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
Following are the persons who were the executive officers of EVB as of December 31, 2001, their ages as of December 31, 2001, their current titles and positions held during the last five years:

W. Rand Cook, 48, is the Chairman of the Board of Directors of EVB and has been a member of the Board since the Company's inception in December, 1997, and a director of Hanover Bank since its inception in 2000. Prior to the formation of Hanover Bank in, he was a director of Southside Bank from 1996. He is an attorney in Hanover County, VA.

F. L. Garrett, III, 62, is the Vice-Chairman of the Board of Directors of EVB and Chairman of the Board of SSB of which he has been a member since 1982. He is a realtor in Essex County, VA

Lewis R. Reynolds, 51, is Senior Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of BNI since 1991.

Ned Stephenson, 48, is the President and Chief Executive Officer of EVB. Mr. Stephenson was previously Executive Vice President of EVB from April 2000 until April 2001, and Vice President and Chief Financial Officer of EVB from its inception in 1997, and Vice President and Chief Financial Officer of Southside Bank from 1987.

Joseph H. James, 47, is Vice President and Chief Operations Officer of EVB. Mr. James joined EVB in 2000. He served as Senior Vice President in the Operations Division of SunTrust Banks during the five years prior to joining EVB.

Ronald L. Blevins, 57, is Vice President and Chief Financial Officer of EVB. Mr. Blevins joined EVB in 2000. He served as President of Betron
International, while contemporaneously providing regulatory and financial reporting services to EVB from 1997 until joining EVB. He was a business owner from 1994-1997 and was a senior vice president with NationsBank and predecessors from 1980-1994.

ITEM 11. EXECUTIVE COMPENSATION
         ---------------------------------------------------------------------

The response to this Item is incorporated by reference to the information under the caption "Executive Compensation" on pages 6 and 7 of EVB's Proxy Statement for the 2002 annual meeting of shareholders .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ---------------------------------------------------------------------

The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 3 and 4 of EVB's Proxy Statement for the 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ---------------------------------------------------------------------

The response to this Item is incorporated by reference to the information under the caption "Transactions with Management" on page 9 of EVB's Proxy Statement for the 2002 annual meeting of shareholders.

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND AUDITORS' REPORT
         ---------------------------------------------------------------------
(a)  Financial Statements and Schedules
         The financial statements set forth under Item 8 of this report on Form 10-K are incorporated by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K
         EVB filed Form 8-K on March 26, 2001, announcing the pending retirement of Thomas M. Boyd, Jr., its President and Chief Executive Officer, and the promotion of Ned Stephenson from Executive Vice President to President and Chief Executive Officer effective April 19, 2001.

(c)  Exhibit Listing
         Exhibit
         Number          Description
         ------          -----------
         3.1 Articles of Incorporation (No changes - Articles of Incorporation filed with 1997 Form 10-K are incorporated by reference)
         3.2     Bylaws
         10 Employment Contracts of Certain Officers and Directors is incorporated by Reference to the information under the caption "Employment Contracts" on pages 8 and 9 of the Company's
                 Proxy Statement for the 2002 annual meeting of shareholders.
         13.1 Quarterly Market Information Incorporated by Reference to the last page of 2001 Annual Report to Shareholders ("2001 Annual Report")
         13.2 Selected Financial Data Incorporated by Reference to Page 2 of 2001 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 21, 2002.

Eastern Virginia Bankshares, Inc.
By   /s/Ronald L. Blevins
  ---------------------------------------------------
     Ronald L. Blevins
     Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 21, 2001.
     Signature                        Title

     /s/W. Rand Cook                  Chairman of the Board of Directors
--------------------------------
     W. Rand Cook

     /s/F. L. Garrett, III            Vice Chairman of the Board of Directors
--------------------------------
     F.   L. Garrett, III

     /s/Ned Stephenson                President and Chief Executive Officer
--------------------------------      and Director
     Ned Stephenson.

     /s/Lewis R. Reynolds             Senior Vice President and Director
--------------------------------
     Lewis R. Reynolds

     /s/L. Edelyn Dawson, Jr.         Director and Secretary of the Board
--------------------------------
     L. Edelyn Dawson, Jr.

     /s/Warren Haynie, Jr.            Director
--------------------------------
     F. Warren Haynie, Jr.

     /s/Eric A. Johnson               Director
--------------------------------
     Eric A. Johnson

     /s/William L. Lewis              Director
--------------------------------
     William L. Lewis

     /s/Howard R. Straughan           Director
--------------------------------
     Howard R. Straughan

     /s/Leslie E. Taylor              Director
--------------------------------
     Leslie E. Taylor

     /s/Jay T. Thompson               Director
--------------------------------
     Jay T. Thompson

     /s/Ronald L. Blevins             Chief Financial Officer
--------------------------------      (Principal Financial and Accounting
     Ronald L. Blevins                Officer)

                       This page intentionally left blank

                       This page intentionally left blank

                        EASTERN VIRGINIA BANKSHARES, INC.
                                AND SUBSIDIARIES

                             Tappahannock, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 2001

                                 C O N T E N T S

                                                                          Page

INDEPENDENT AUDITOR'S REPORT                                                31

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                               32
  Consolidated statements of income                                         33
  Consolidated statements of changes in shareholders' equity                34
  Consolidated statements of cash flows                              35 and 36
  Notes to consolidated financial statements                           37 - 56

                          INDEPENDENT AUDITOR'S REPORT

                                [logo of YHB]
                          Yount, Hyde & Barbour, P.C.
                         Certified Public Accountants
                               and Consulants

To the Board of Directors and Stockholders
Eastern Virginia Bankshares, Inc. and Subsidiaries
Tappahannock, Virginia

         We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 8, 2002



50 S. Cameron St.
P.O. Box 2560
Winchester, VA 22604
(540) 662-3417

Offices located in: Winchester, Middleburg, Leesburg, and Culpeper, Virginia
Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

                        EASTERN VIRGINIA BANKSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


       Assets                                                 2001          2000
                                                          ------------  ------------

Cash and due from banks                                   $ 16,107,054  $ 14,160,519
Federal funds sold                                           4,765,534     1,930,730
Securities available for sale, at fair value                91,879,699    83,403,437
Loans, net of allowance for loan losses of $5,233,578 in
  2001 and $4,408,389 in 2000                              342,763,369   296,623,488
Deferred income taxes                                        1,570,582     1,622,873
Bank premises and equipment                                  6,161,310     5,339,679
Accrued interest receivable                                  2,739,696     2,909,766
Other real estate                                                  - -       377,605
Other assets                                                 1,275,472       736,705
                                                          ------------  ------------

        Total assets                                      $467,262,716  $407,104,802
                                                          ============  ============

Liabilities and Shareholders' Equity

Liabilities
  Noninterest-bearing deposits                            $ 45,159,948  $ 38,126,362
  Interest-bearing deposits                                363,080,705   312,287,508
                                                          ------------  ------------
          Total deposits                                   408,240,653   350,413,870
  Federal funds purchased                                          - -     1,048,000
  Federal Home Loan Bank advances                            6,000,000     7,000,000
  Accrued interest payable                                   1,063,481     1,180,767
  Other liabilities                                          4,566,506     2,431,236
  Commitments and contingent liabilities                           - -           - -
                                                          ------------  ------------
        Total liabilities                                  419,870,640   362,073,873
                                                          ------------  ------------

Shareholders' Equity
 Common stock of $2 par value per share; authorized
   50,000,000 shares; issued and outstanding,
   4,901,095 in 2001 and 4,948,410 in 2000                   9,802,190     9,896,820
  Surplus                                                          - -       589,487
  Retained earnings                                         36,626,982    34,338,126
  Accumulated other comprehensive income                       962,904       206,496
                                                          ------------  ------------
        Total shareholders' equity                          47,392,076    45,030,929
                                                          ------------  ------------

        Total liabilities and shareholders' equity        $467,262,716  $407,104,802
                                                          ============  ============

See Notes to Consolidated Financial Statements.

                        EASTERN VIRGINIA BANKSHARES, INC.
                                AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                    For the Years Ended December 31, 2001, 2000 and 1999


                                                               2001         2000         1999
                                                           -----------  -----------  -----------
Interest and Dividend Income
  Loans and fees on loans                                  $27,722,179  $25,571,390  $22,612,036
  Interest on investments:
    Taxable interest income                                  2,773,128    2,742,571    2,549,910
    Tax exempt interest income                               1,753,275    1,913,109    1,944,000
  Dividends                                                    265,250       64,941       76,349
  Interest on Federal funds sold                               389,205      436,585      454,752
                                                           -----------  -----------  -----------
            Total interest and dividend income              32,903,037   30,728,596   27,637,047
                                                           -----------  -----------  -----------
Interest Expense
  Deposits                                                  14,989,686   13,918,610   11,733,908
  Federal funds purchased                                        6,105       61,440        8,408
  Interest on FHLB advances                                    377,641      533,055      124,565
                                                           -----------  -----------  -----------
          Total interest expense                            15,373,432   14,513,105   11,866,881
                                                           -----------  -----------  -----------

          Net interest income                               17,529,605   16,215,491   15,770,166

Provision for Loan Losses                                    2,183,000      647,000      510,000
                                                           -----------  -----------  -----------
        Net interest income after provision
          for loan losses                                   15,346,605   15,568,491   15,260,166

Noninterest Income
  Service charges on deposit accounts                        1,967,549    1,685,730    1,310,741
  Gain (loss) on sale of available for sale securities           7,167       (9,716)     (76,268)
  Other operating income                                       668,859      549,165      488,691
                                                           -----------  -----------  -----------
         Total noninterest income                            2,643,575    2,225,179    1,723,164
                                                           -----------  -----------  -----------
Noninterest Expenses
  Salaries and benefits                                      6,476,882    5,344,842    4,729,395
  Net occupancy expense                                      1,389,620    1,329,190    1,226,329
  Advertising and marketing                                    374,262      430,616      236,117
  Printing and supplies                                        429,586      511,845      368,338
  Other operating expenses                                   2,790,097    2,730,337    2,252,909
                                                           -----------  -----------  -----------
         Total noninterest expenses                         11,460,447   10,346,830    8,813,088
                                                           -----------  -----------  -----------
         Income before income taxes                          6,529,733    7,446,840    8,170,242

Income Tax Expense                                           1,649,999    1,925,879    2,210,603
                                                           -----------  -----------  -----------
         Net income                                        $ 4,879,734  $ 5,520,961  $ 5,959,639
                                                           ===========  ===========  ===========
Earnings Per Share, basic and assuming dilution            $      0.99  $      1.12  $      1.17
                                                           ===========  ===========  ===========

 See Notes to Consolidated Financial Statements.

                        EASTERN VIRGINIA BANKSHARES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999


                                                              Common                         Retained
                                                               Stock          Surplus        Earnings
                                                            ------------    ------------   ------------
Balance, December 31, 1998                                   $10,285,668     $ 3,729,504    $27,876,655
  Comprehensive income:
    Net income - 1999                                                 --              --      5,959,639
    Other comprehensive income:
      Unrealized holding losses arising during
        period, (net of tax, $559,625)                                --              --             --
      Reclassification adjustment, (net of tax, $25,931)              --              --             --
    Other comprehensive income (net of tax, $533,694)                 --              --             --
    Total comprehensive income                                        --              --             --
  Cash dividends declared                                             --              --     (2,448,057)
  Shares purchased and retired                                  (221,142)     (1,715,744)            --
                                                             -----------     -----------    -----------
Balance, December 31, 1999                                    10,064,526       2,013,760     31,388,237
  Comprehensive income:
    Net income - 2000                                                 --              --      5,520,961
    Other comprehensive income:
      Unrealized holding gains arising during
        period, (net of tax, $448,820)                                --              --             --
      Reclassification adjustment, (net of tax, $3,303)               --              --             --
    Other comprehensive income (net of tax, $452,123)                 --              --             --
    Total comprehensive income                                        --              --             --
  Cash dividends declared                                             --              --     (2,571,072)
  Proceeds from sale of common stock                              36,812         257,684             --
  Repurchase of common stock under dividend
    reinvestment plan, net                                          (222)           (349)            --
  Shares purchased and retired                                  (204,296)     (1,681,608)            --
                                                             -----------     -----------    -----------
Balance, December 31, 2000                                     9,896,820         589,487     34,338,126
  Comprehensive income:
    Net income - 2001                                                 --                      4,879,734
    Other comprehensive income:
      Unrealized holding gains arising during
        period, (net of tax, $392,101)                                --              --             --
      Reclassification adjustment, (net of tax, $2,437)               --              --             --
    Total comprehensive income                                        --              --             --
  Cash dividends declared                                             --              --     (2,558,653)
  Issuance of common stock under dividend
    reinvestment plan, net                                         5,919          43,326             --
  Shares purchased and retired                                  (100,549)       (632,813)       (32,225)
                                                             -----------     -----------    -----------
Balance, December 31, 2001                                   $ 9,802,190     $        --    $36,626,982
                                                             ===========     ===========    ===========


                                                              Accumulated
                                                                 Other
                                                             Comprehensive   Comprehensive
                                                             Income (Loss)      Income              Total
                                                            --------------   -------------        ------------
Balance, December 31, 1998                                  $      364,838                        $ 42,256,665
  Comprehensive income:
    Net income - 1999                                                   --      $ 5,959,639          5,959,639
    Other comprehensive income:
      Unrealized holding losses arising during
        period, (net of tax, $559,625)                                  --       (1,086,331)                --
      Reclassification adjustment, (net of tax, $25,931)                --           50,337                 --
                                                                              -------------
    Other comprehensive income (net of tax, $533,694)           (1,035,994)      (1,035,994)        (1,035,994)
                                                                              --------------
    Total comprehensive income                                          --      $ 4,923,645                 --
                                                                              ==============
  Cash dividends declared                                               --                          (2,448,057)
  Shares purchased and retired                                          --                          (1,936,886)
                                                            --------------                       -------------
Balance, December 31, 1999                                        (671,156)                         42,795,367
  Comprehensive income:
    Net income - 2000                                                   --      $ 5,520,961          5,520,961
    Other comprehensive income:
      Unrealized holding gains arising during
        period, (net of tax, $448,820)                                  --          871,239                 --
      Reclassification adjustment, (net of tax, $3,303)                 --            6,413                 --
                                                                              -------------
    Other comprehensive income (net of tax, $452,123)              877,652          877,652            877,652
                                                                              -------------
    Total comprehensive income                                          --      $ 6,398,613                 --
                                                                              =============
  Cash dividends declared                                               --                          (2,571,072)
  Proceeds from sale of common stock                                    --                             294,496
  Repurchase of common stock under dividend
    reinvestment plan, net                                              --                                (571)
  Shares purchased and retired                                          --                          (1,885,904)
                                                            --------------                       -------------
Balance, December 31, 2000                                         206,496                          45,030,929
  Comprehensive income:
    Net income - 2001                                                   --      $ 4,879,734          4,879,734
    Other comprehensive income:
      Unrealized holding gains arising during
        period, (net of tax, $392,101)                                  --          761,138                --
      Reclassification adjustment, (net of tax, $2,437)                 --           (4,730)               --
                                                                              -------------
    Other comprehensive income (net of tax, $389,665)              756,408          756,408           756,408
                                                                              -------------
    Total comprehensive income                                          --      $ 5,636,142                --
                                                                              =============
  Cash dividends declared                                               --                         (2,558,653)
  Issuance of common stock under dividend
    reinvestment plan, net                                              --                             49,245
  Shares purchased and retired                                          --                           (765,587)
                                                            --------------                       -------------
Balance, December 31, 2001                                  $      962,904                       $ 47,392,076
                                                            ==============                       -------------

See Notes to Consolidated Financial Statements

                        EASTERN VIRGINIA BANKSHARES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                2001             2000              1999
                                                           --------------   --------------    --------------
Cash Flows from Operating Activities
 Net income                                                $    4,879,734   $    5,520,961    $    5,959,639
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss from equity investment in partnership                      23,521           32,018            27,948
   Depreciation and amortization                                  954,978          962,038           899,474
   Deferred tax (benefit)                                        (337,383)        (433,657)         (154,418)
   Provision for loan losses                                    2,183,000          647,000           510,000
   Net (gain) on other real estate                                (36,494)         (70,305)           (7,569)
   Net loss on sale of bank premises and equipment                     --               --             1,965
   (Gain) losses realized on available for sale securities         (7,167)           9,716            76,268
   Accretion of discounts and amortization of
    premiums, net                                                  51,679           23,467            80,108
   Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable            170,070         (327,887)         (159,187)
    (Increase) decrease in other assets                          (538,767)          29,601           227,616
    Increase (decrease) in accrued interest payable              (117,286)         385,321            54,923
    Increase in other liabilities                               2,135,270          298,252         1,465,815
                                                           --------------   --------------    --------------
        Net cash provided by operating activities               9,361,155        7,076,525         8,982,582
                                                           --------------   --------------    --------------
Cash Flows from Investing Activities
 Proceeds from sales of securities available for sale           1,251,180        6,079,372         3,641,476
 Maturities and principal repayments of securities
  available for sale                                           31,415,048        6,885,204         8,806,051
 Maturities of securities held to maturity                             --          280,000         4,151,575
 Purchases of securities available for sale                   (40,064,441)      (7,307,879)      (15,439,530)
 Purchases of securities held to maturity                              --               --        (9,656,710)
 Proceeds from sale of other real estate                          527,267          354,098            32,319
 Net (increase) in loans                                      (48,436,049)     (27,969,890)      (34,409,235)
 Purchases of bank premises and equipment                      (1,776,609)      (1,748,393)         (797,042)
 Proceeds from sale of bank premises and equipment                     --               --            24,963
                                                           --------------   --------------    --------------
        Net cash (used in) investing activities               (57,083,604)     (23,427,488)      (43,646,133)
                                                           --------------   --------------    --------------

                        EASTERN VIRGINIA BANKSHARES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                    2001         2000         1999
                                                                ------------  ------------  -------------
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposit accounts, interest-
  bearing demand deposits and savings accounts                    44,677,657      (261,706)     2,326,422
 Net increase in certificates of deposit                          13,149,126    28,028,629     15,990,049
 Proceeds from Federal Home Loan Bank advances                            --            --      8,000,000
 Repayments of Federal Home Loan Bank advances                    (1,000,000)   (1,000,000)            --
 Increase (decrease) in Federal funds purchased                   (1,048,000)     (420,000)     1,468,000
 Proceeds from sale of stock                                              --       294,496             --
 Repurchases and retirement of stock                                (765,587)   (1,885,904)    (1,936,886)
 Repurchase of stock under dividend reinvestment plan                     --      (308,941)            --
 Issuance of common stock under dividend reinvestment plan            49,245       308,370             --
 Dividends paid                                                   (2,558,653)   (2,571,072)    (2,448,057)
                                                                ------------  ------------  -------------
       Net cash provided by financing activities                  52,503,788    22,183,872     23,399,528
                                                                ------------  ------------  -------------
       Net increase (decrease) in cash
        and cash equivalents                                       4,781,339     5,832,909    (11,264,023)

Cash and Cash Equivalents
 Beginning of year                                                16,091,249    10,258,340     21,522,363
                                                                ------------  ------------  -------------

 End of year                                                    $ 20,872,588  $ 16,091,249  $  10,258,340
                                                                ============  ============  =============

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
  Interest                                                      $ 15,490,718  $ 14,127,784  $  11,811,959
                                                                ============  ============ ==============

  Income taxes                                                  $  2,551,058  $  2,629,745  $   1,730,215
                                                                ============  ============ ==============

Supplemental Disclosures of Noncash Financing Activities,
  transfers from loans to foreclosed real estate                $    113,168  $    418,597  $          --
                                                                ============  ============ ==============

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

               USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

               CASH AND CASH EQUIVALENTS

                  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all which mature within ninety days.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               OTHER REAL ESTATE

                  Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

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

               INCOME TAXES
                  Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recogniti on to changes in tax rates and laws.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EARNINGS PER SHARE

                  Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury method.

                  Weighted average shares were 4,914,981, 4,947,507 and 5,092,008, for the years ended 2001, 2000 and 1999, respectively. The Corporation had no potential common stock as of December 31, 2001, 2000, and 1999.

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

               ADVERTISING

                  The Corporation practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $374,262, $430,661 and $236,117 for the three years ended December 31, 2001, 2000 and 1999, respectively.

               RECLASSIFICATIONS

                  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

NOTE 2.     CASH AND DUE FROM BANKS

            To comply with Federal Reserve Regulations, the Corporation's subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2001 and 2000, the aggregate amounts of daily average required balances were approximately $890,000 and $765,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     SECURITIES

            The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:


                                            December 31, 2001
                             ====================================================
                                              Gross        Gross      Estimated
                               Amortized    Unrealized   Unrealized      Fair
                                 Cost         Gains       (Losses)      Value
                             ============  ===========  ===========  ============
Available for Sale:
  U.S. Government
    obligations              $  4,059,823  $    95,920  $       --   $  4,155,743
  Obligations of U.S.
    Government agencies        25,899,769      367,991    (113,890)    26,153,870
  Corporate bonds              10,295,853      251,694     (84,118)    10,463,429
  Obligations of state and
    political subdivisions     47,693,720    1,190,651    (249,018)    48,635,353
  Other securities              2,471,304           --          --      2,471,304
                             ------------  -----------  ----------  -------------
      Total                  $ 90,420,469  $ 1,906,256  $ (447,026)  $ 91,879,699
                             ============  ===========  ===========  ============


                                            December 31, 2001
                              ==================================================
                                              Gross       Gross      Estimated
                                Amortized   Unrealized  Unrealized     Fair
                                  Cost         Gains     (Losses)     Value
                              ===========  ===========  ===========  ===========
Available for Sale:
  U.S. Government
    obligations               $ 7,195,200  $    27,247  $   (6,075)  $ 7,216,372
  Obligations of U.S.
    Government agencies        24,408,265      112,021    (131,976)   24,388,310
  Corporate bonds               6,173,697       21,939     (22,746)    6,172,890
  Obligations of state and
    political subdivisions     42,827,840      583,818    (272,899)   43,138,759
Other securities                2,487,106          --          --      2,487,106
                              -----------  -----------  -----------  -----------
      Total                   $83,092,108  $   745,025  $ (433,696)  $83,403,437
                              ===========  ===========  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following is a comparison of amortized cost and estimated fair values of the Corporation's securities by contractual maturity at December 31, 2001:


                                             Estimated
                               Amortized        Fair
                                 Cost          Value
                             ------------  ------------
Available for Sale:
  One year or less           $ 11,447,497  $ 11,630,986
  1-5 years                    29,648,716    30,280,656
  5-10 years                   31,261,748    31,920,958
  After 10 years                7,366,904     7,320,152
  Other securities              2,471,304     2,471,304
  Mortgage-backed securities    8,224,300     8,255,643
                             ------------  ------------
    Total                    $ 90,420,469  $ 91,879,699
                             ============  ============

            For the years ended December 31, 2001, 2000 and 1999, proceeds from sales of securities available for sale amounted to $1,251,180, $6,079,372 and $3,641,476, respectively. Gross realized gains amounted to $7,167 in 2001 and gross realized losses amounted to $9,716 and $76,268 in 2000 and 1999, respectively.

            The book value of securities pledged to secure public deposits and other purposes amounted to $7,631,149 and $5,721,367 at December 31, 2001 and 2000, respectively.

            As permitted under FASB No. 133, the Corporation transferred securities held to maturity with a book value of $44,491,960 and a market value of $43,941,901 to securities available for sale as of April 1, 2000.

NOTE 4.     LOANS

            The following is a comparison of loans by type which were outstanding at December 31, 2001 and 2000:


                                                       2001          2000
                                                     ----------  ----------
                                                          (in Thousands)
Real estate - construction                           $  10,708   $   9,020
Real estate - mortgage                                 179,641     163,573
Commercial real estate                                  49,239      36,183
Commercial, industrial and agricultural loans           43,809      34,807
Loans to individuals for household, family
  and other consumer expenditures                       68,605      61,505
All other loans                                            652         450
                                                     ----------  ----------
          Total gross loans                            352,654     305,538
Less unearned income and deferred loan fees             (4,657)     (4,507)
Less allowance for loan losses                          (5,234)     (4,408)
                                                     ----------  ----------
          Total net loans                            $ 342,763   $ 296,623
                                                     ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    ALLOWANCE FOR LOAN LOSSES

           The following is a summary of the activity in the allowance for loan losses:

                                        2001          2000           1999
                                   ============    ============    ============

Balance at beginning of year       $  4,408,389    $ 4,153,813     $ 3,859,996
Provisions charged against income     2,183,000        647,000         510,000
Recoveries of loans charged off         297,201        298,405         249,824
Loans charged off                    (1,655,012)      (690,829)       (466,007)
                                   ------------    ------------    ------------
Balance at end of year             $  5,233,578    $ 4,408,389     $ 4,153,813
                                   ============    ============    ============

           The following is a summary of information pertaining to impaired loans:

                                                             December 31
                                                2001            2000            1999
                                             ============    ============   ============
                                                            (in thousands)
Impaired loans for which an allowance has
  been provided                              $        975    $         --   $         --
                                             ============    ============   ============
Allowance related to impaired loans          $        152    $         --   $         --
                                             ============    ============   ============
Average balance of impaired loans            $        771    $         --   $         --
                                             ============    ============   ============
Interest income recognized on
  impaired loans                             $         70    $         --   $         --
                                             ============    ============   ============

           No additional funds are committed to be advanced in connection with imparied loans.

           Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $3,676,352 and $1,967,433 at December 31, 2001 and
           2000. If interest on these loans had been accrued such income would have approximated $147,739 and $104,310, respectively.

NOTE 6.    RELATED PARTY TRANSACTIONS

           Loans to directors and officers totaled $7,929,127 and $8,385,639 at December 31, 2001 and 2000, respectively. New advances to directors and officers totaled $1,693,520 and repayments totaled $2,150,032 in the year ended December 31, 2001.

NOTE 7.    BANK PREMISES AND EQUIPMENT
           A summary of the cost and accumulated depreciation of bank premises and equipment follows:

                                             2001             2000
                                       =============    =============

Land and land improvements             $   1,756,425    $   1,302,497
Buildings                                  5,495,683        4,808,346
Furniture, fixtures and equipment          7,202,611        6,567,266
                                       -------------    -------------
                                          14,454,719       12,678,109
Less accumulated depreciation              8,293,409        7,338,430
                                       -------------    -------------
                                       $   6,161,310    $   5,339,679
                                       =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Depreciation and amortization expense amounted to $954,978, $962,038 and $899,474 for 2001, 2000 and 1999, respectively.

NOTE 8.    DEPOSITS

           The aggregate amount of certificate of deposit with a minimum denomination of $100,000 was $45,539,302 and $39,446,537 at December 31, 2001 and 2000, respectively.

           At December 31, 2001, the scheduled maturities of certificates of deposit were as follows:

2002                               $    129,369,376
2003                                     31,732,293
2004                                     18,938,435
2005                                      5,363,572
2006                                      6,238,318
Thereafter                                  119,571
                                   ----------------
        Total                      $    191,761,565
                                   ================

NOTE 9.    INCOME TAXES

           Net deferred tax assets consist of the following components as of December 31, 2001and 2000:

                                                          2001          2000
                                                      ===========    ===========
Deferred tax assets:
Depreciation and amortization                         $   255,803    $   240,337
Allowance for loan losses                               1,564,934      1,284,370
Interest on nonaccrual loans                               65,698         35,465
Pension liability                                          18,933        106,173
Deferred Compensation                                     119,308             --
Organizational costs                                       44,084         56,986
Other                                                       5,760         13,806
                                                      -----------    -----------
                                                        2,074,520      1,737,137
                                                      -----------    -----------
Deferred tax liabilities:
Net unrealized gain on available for sale securities      496,050        106,376
FHLB dividend                                               7,888          7,888
                                                      -----------     ----------
                                                          503,938        114,264
                                                      -----------     ----------
Net deferred tax asset                                $ 1,570,582     $1,622,873
                                                      ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Income tax expense charged to operations for the years ended December 31, 2001, 2000 and 1999, consists of the following:

                                       2001           2000            1999
                                    ============   ============    ===========
Currently payable                   $ 1,987,382    $ 2,359,536     $ 2,365,021
Deferred tax (benefit) provision       (337,383)      (433,657)      (154,418)
                                    ------------   ------------    -----------
                                    $ 1,649,999    $ 1,925,879     $ 2,210,603
                                    ============   ============    ===========

           The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2001, 2000 and 1999, due to the following:


                                                  2001           2000         1999
                                              =============   ===========  ============
Expected tax expense at statutory rate        $  2,220,109    $ 2,531,926  $ 2,777,882
Increase (decrease) in taxes resulting from:
Tax-exempt interest                               (508,065)     (557,544)     (572,918)
Other                                              (62,045)      (48,503)        5,639
                                              -------------   -----------  ------------
                                              $  1,649,999    $ 1,925,879  $ 2,210,603
                                              =============   ===========  ============

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

                                                        2001           2000          1999
                                                    ============    ==========    ==========
Change in Benefit Obligation
Benefit obligation, beginning                       $  5,107,895    $4,690,859    $4,262,636
Service cost                                             326,009       326,690       293,394
Interest cost                                            380,493       349,215       317,051
Actuarial (gain)                                        (117,078)      (16,011)     (100,964)
Benefits paid                                           (231,043)     (242,858)      (81,258)
                                                    ------------    ----------    ----------
Benefit obligation, ending                          $  5,466,276    $5,107,895    $4,690,859
                                                    ------------    ----------    ----------
Change in Plan Assets
Fair value of plan assets, beginning                $  5,575,515    $4,782,516    $3,894,540
Actual return on plan assets                          (1,131,030)    1,035,857       673,179
Employer contributions                                   508,618            --       296,055
Benefits paid                                           (231,043)     (242,858)      (81,258)
                                                    ------------    ----------    ----------
Fair value of plan assets, ending                   $  4,722,060    $5,575,515    $4,782,516
                                                    ------------    ----------    ----------
Funded status                                       $   (744,216)   $  467,620    $   91,657
Unrecognized net actuarial (gain) loss                   540,915      (994,735)     (343,540)
Unrecognized net obligation at transition                 25,380        29,174        32,968
Unrecognized prior service cost                          122,235       136,379       150,523
                                                    ------------    ----------    ----------
Accrued benefit cost included in other liabilities  $   (55,686)    $ (361,562)   $  (68,392)
                                                    ============    ==========    ==========
Components of Net Periodic Benefit Cost
Service cost                                        $    326,009    $  326,690    $  293,394
Interest cost                                            380,493       349,215       317,051
Expected return on plan assets                         (498,688)      (400,673)     (318,393)
Amortization of prior service cost                        14,144        14,144        14,144
Amortization of net obligation at transition               3,794         3,794         3,794
Recognized net actuarial gain                           (23,010)            --            --
                                                    ------------    ----------    ----------
Net periodic benefit cost                           $    202,742    $  293,170    $  309,990
                                                    ============    ==========    ==========

Weighted-Average Assumptions as
Of December 31
Discount rate                                              7.50%          7.5%          7.5%
Expected return on plan assets                             9.00%          9.0%          9.0%
Rate of compensation increase                              5.00%          5.0%          5.0%

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

               Contributions to this Plan by the Corporation of $73,619, $62,685 and $46,827 were included in expenses for the years ended December 31, 2001, 2000, and 1999, respectively.

               During 2001, the Corporation entered into a deferred compensation agreement with the former President and CEO of a subsidiary bank, which provides benefits payable beginning April 1, 2002. The present value of the estimated liability under the agreement of $350,905 was expensed in the year ended December 31, 2001.

NOTE 11.   STOCK OPTION PLAN

           On September 21, 2000, the Corporation adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Corporation and its subsidiaries to increase their personal financial interest in the Corporation, thereby stimulating their efforts and strengthening their desire to remain with the Corporation. Under the Plan, up to 400,000 shares of Corporation common stock may be granted. No options may be granted under the Plan after September 21, 2010. As of December 31, 2001, no stock options had been granted under the Plan.

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

           Hanover Bank rents its principal location in Mechanicsville from a related party under an operating lease. The lease was entered into on May 1, 2000 and provides for an original term of five years with two renewal options of five years each. Annual rent throughout the original lease term is $40,320.

           Hanover Bank leases a banking facility in Ashland, Virginia under an operating lease. The lease was entered into on April 26, 2001 and provides for an original term of three years with one renewal option of five years. Annual rent ranges from $18,600 to $19,680 for the original term and increases during the renewal period from $21,600 to $24,000.

           Hanover Bank leases a banking facility in the Ashland-Hanover Office Building under an operating lease. The lease was entered into on July 1, 2001 and provides for an original term of five years with two renewal options of five years each. Annual rent throughout this lease term is $45,960.

           Total rent expense was $80,630, $32,280 and $5,400 for 2001, 2000, and 1999, respectively, and was included in occupancy expense.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2002                $      111,330
2003                       109,670
2004                        96,371
2005                        64,415
2006                        25,864
                    --------------
     Total          $      407,650
                    ==============

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

NOTE 13.   RESTRICTIONS ON TRANSFERS TO PARENT

           Transfers of funds from banking subsidiaries to the Parent Corporation in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2001, retained net income, which was free of restriction, amounted to $1,278,572.

NOTE 14.   FEDERAL HOME LOAN BANK ADVANCES AND AVAILABLE LINES OF CREDIT

           At December 31, 2001, the Corporation's fixed-rate debt consisted of Federal Home Loan Bank advances of $6,000,000 at SSB. The advances mature through 2010. At December 31, 2001, the interest rates ranged from 5.62 percent to 5.92 percent with a weighted average interest rate of 5.87 percent. At December 31, 2000, SSB had a 5.62 percent fixed-rate, long-term advance of $2,000,000 and a variable rate advance of $5,000,000. The advances matured through 2010.

           Advances on the line are secured by a blanket lien on the 1 to 4 family dwelling loan portfolio of SSB and BNI. Immediate available credit amounted to $47,946,549 for SSB and BNI.

           The contractual maturities of the Federal Home Loan Bank advances are as follows:

Due in 2002         $         1,000,000
Due in 2010                   5,000,000
                    -------------------
                    $         6,000,000
                    ===================

           The Corporation has unused lines of credit totaling $11,700,000 with nonaffiliated banks as of December 31, 2001.

NOTE 15.   DIVIDEND REINVESTMENT PLAN

           The Corporation has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders. It is based on the stock's fair market value on each dividend record date, and allows for voluntary contributions to purchase stock up to $5,000 per stockholder per calendar quarter.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                           Contract Amount
                                  ------------------------------
                                      2001              2000
                                  -------------    -------------
                                           (in Thousands)
Commitments to grant loans and
 unfunded commitments under
 lines of credit                  $      40,796    $      28,706
Standby letters of credit         $         900    $         830

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

           Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

           The Corporation maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2001, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $8,394,006.

NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

           The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   At December 31, 2001 and 2000, the carrying amounts of loan commitments and standby letters of credit approximated fair value.

                   The estimated fair values and related carrying amounts of the Corporation's financial instruments are as follows:

                                          December 31, 2001                  December 31, 2000
                                    -------------------------------    ------------------------------
                                      Carrying        Estimated          Carrying        Estimated
                                       Amount         Fair Value          Amount         Fair Value
                                    -------------    --------------    -------------    -------------
                                             (in Thousands)                      (in Thousands)

Financial assets:
  Cash and short-term
   investments                      $      20,873    $       20,873    $      16,091    $      16,091
  Securities - available for sale          91,880            91,880           83,403           83,403
  Loans, net                              342,763           358,440          296,623          303,092
  Accrued interest receivable               2,740             2,740            2,910            2,910

Financial liabilities:
  Noninterest-bearing deposits      $      45,160    $       45,160    $      38,126    $      38,126
  Interest-bearing deposits               363,180           368,705          312,288          315,404
  Federal funds purchased                      --                --            1,048            1,048
  Federal Home Loan Bank
   advances                                 6,000             6,282            7,000            7,135
  Accrued interest payable                  1,063             1,063            1,181            1,181

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           Quantitative measures established by regulation to ensure capital adequacy require the Corporation and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) in the regulations to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation meets all capital adequacy requirements to which it is subject.

           As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Corporation's and the Banks' actual capital amounts and ratios are presented in the table.

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                   Maximum                    Prompt Corrective
                                    Actual                    Capital Requirement             Action Provisions
                             ---------------------        ---------------------------   ----------------------------
                                Amount     Ratio             Amount         Ratio          Amount           Ratio
                             -----------  --------        -------------   -----------   ------------     -----------
                                                              (Amounts in Thousands)
As of December 31, 2001:
 Total Capital (to Risk
  Weighted Assets)
    Consolidated           $    50,369     16.05%          $    25,114         8.00%          N/A             N/A
    SSB                    $    17,682     10.91%          $    12,971         8.00%     $   16,214          10.00%
    BNI                    $    16,056     14.79%          $     8,682         8.00%     $   10,853          10.00%
    HB                     $     9,751     22.55%          $     3,460         8.00%     $    4,325          10.00%
 Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated           $    46,429     14.79%          $    12,557         4.00%          N/A              N/A
    SSB                    $    12,646      7.80%          $     6,485         4.00%     $    9,728           6.00%
    BNI                    $    10,693      9.85%          $     4,341         4.00%     $    6,512           6.00%
    HB                     $     7,010     16.21%          $     1,730         4.00%     $    2,595           6.00%
 Tier 1 Capital (to
   Average Assets)
    Consolidated           $    46,429     10.08%          $    18,424         4.00%          N/A               N/A
    SSB                    $    12,646      5.00%          $    10,111         4.00%     $   12,639           5.00%
    BNI                    $    10,693      6.42%          $     6,658         4.00%     $    8,323           5.00%
    HB                     $     7,010     12.74%          $     2,200         4.00%     $    2,751           5.00%

As of December 31, 2000:
Total Capital (to Risk
 Weighted Assets)
    Consolidated           $    48,205     17.89%          $    21,551         8.00%          N/A               N/A
    SSB                    $    16,819     10.88%          $    12,372         8.00%     $   15,465          10.00%
    BNI                    $    15,811     16.80%          $     7,529         8.00%     $    9,411          10.00%
    HB                     $     4,876     24.33%          $     1,603         8.00%     $    2,004          10.00%
 Tier 1 Capital (to Risk
  Weighted Assets)
    Consolidated           $    44,825     16.58%          $    10,817         4.00%          N/A              N/A
    SSB                    $    11,878      7.65%          $     6,211         4.00%     $    9,317           6.00%
    BNI                    $    10,631     11.26%          $     3,777         4.00%     $    5,666           6.00%
    HB                     $     4,625     22.29%          $       805         4.00%     $    1,207           6.00%
 Tier 1 Capital (to
  Average Assets)
    Consolidated           $    44,825     11.14%          $    16,093         4.00%          N/A              N/A
    SSB                    $    11,878      7.65%          $     9,156         4.00%     $   11,445           5.00%
    BNI                    $    10,631      6.98%          $     6,091         4.00%     $    7,614           5.00%
    HB                     $     4,625     17.76%          $     1,042         4.00%     $    1,302           5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                        EASTERN VIRGINIA BANKSHARES, INC.
                            (PARENT CORPORATION ONLY)

                                 BALANCE SHEETS
                           December 31, 2001 and 2000


          Assets                                         2001             2000
                                                     ------------     ------------
Cash on deposit with subsidiary banks                $  4,863,211     $  9,540,739
Subordinated debt in subsidiaries                       9,200,000        7,000,000
Investment in subsidiaries                             31,311,450       27,340,658
Other investments                                         118,375          118,375
Deferred income taxes                                          --           80,473
Premises and equipment, net                             1,094,932        1,061,757
Accrued interest receivable                                    --              739
 Other assets                                             899,065          264,850
                                                     ------------     ------------

       Total assets                                  $ 47,487,033     $ 45,407,591
                                                     ============     ============

  Liabilities and Shareholders' Equity

Liabilities
Deferred income taxes                                $     12,553     $         --
Other liabilities                                          82,404          376,662
                                                     ------------     ------------
                                                           94,957          376,662
                                                     ------------     ------------

Shareholders' Equity
  Common stock                                          9,802,190        9,896,820
  Surplus                                                      --          589,487
  Retained earnings                                    36,626,982       34,338,126
  Accumulated other comprehensive income                  962,904          206,496
                                                     ------------     ------------
       Total shareholders' equity                      47,392,076       45,030,929
                                                     ------------     ------------

       Total liabilities and shareholders' equity    $ 47,487,033     $ 45,407,591
                                                     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        EASTERN VIRGINIA BANKSHARES, INC.
                            (PARENT CORPORATION ONLY)

                              STATEMENTS OF INCOME
              For the Years Ended December 31, 2001, 2000 and 1999


                                                          2001        2000         1999
                                                      -----------  -----------  ------------
Income:
 Dividends from subsidiaries                          $ 4,500,000  $ 4,500,000  $  7,000,000
 Dividends                                                  1,500          688            --
 Interest from subsidiaries                                76,638      212,456       438,500
 Interest from subordinated debt                          586,250      490,000            --
 Operations services                                    1,281,430    1,412,132            --
 Miscellaneous income                                      13,377       12,431             8
                                                      -----------  -----------  ------------
                                                        6,459,195    6,627,707     7,438,508
                                                      -----------  -----------  ------------
Expenses:
 Salaries and benefits                                    816,513      607,413            --
 Net occupancy expense                                    437,187      436,057            --
 Equipment expense                                         32,961       23,108            --
 Management fees                                               --      390,000       185,600
 Miscellaneous                                            707,184      669,117       251,941
                                                      -----------  -----------  ------------
                                                        1,993,845    2,125,695       437,541
                                                      -----------  -----------  ------------

      Net income before undistributed (distributed)
       earnings of subsidiaries                         4,465,350    4,502,012     7,000,967

Undistributed (distributed) earnings of subsidiaries      414,384    1,018,949    (1,041,328)
                                                      -----------  -----------  ------------

      Net income                                      $ 4,879,734  $ 5,520,961  $  5,959,639
                                                      ===========  ===========  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        EASTERN VIRGINIA BANKSHARES, INC.
                            (PARENT CORPORATION ONLY)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999


                                                             2001          2000          1999
                                                         ------------   ------------  --------------
Cash Flows from Operating Activities
 Net income                                              $  4,879,734   $  5,520,961   $   5,959,639
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Undistributed) distributed earnings of subsidiaries       (414,384)    (1,018,949)      1,041,328
   Depreciation                                               396,013        403,344              --
   Deferred income taxes (benefits)                            93,026        (80,473)             --
   (Increase) decrease in accrued interest receivable             739           (739)             --
   Decrease (increase) in other assets                       (634,215)      (229,935)         25,111
   Increase (decrease) in other liabilities                  (294,258)         4,643         320,332
                                                         ------------   ------------  --------------
        Net cash provided by operating activities           4,026,655      4,598,852       7,346,410
                                                         ------------   ------------  --------------

Cash Flows from Investing Activities
 Purchases of investment securities                                --       (118,375)             --
 Purchases of premises and equipment                         (429,188)    (1,465,100)             --
                                                         ------------   ------------  --------------
        Net cash (used in) investing activities              (429,188)    (1,583,475)             --
                                                         ------------   ------------  --------------

Cash Flows from Financing Activities
 Capital transferred to Hanover Bank                       (2,800,000)    (5,000,000)             --
 Subordinated debt to subsidiary banks                     (2,200,000)            --      (7,000,000)
 Dividends paid                                            (2,558,653)    (2,571,072)     (2,448,057)
 Proceeds from sale of common stock                                --        294,496              --
 Repurchase of common stock under dividend
  reinvestment plan                                                --       (308,941)             --
 Issuance of common stock under
  dividend reinvestment plan                                   49,245        308,370              --
 Shares repurchased and retired                              (765,587)    (1,885,904)     (1,936,886)
                                                         ------------   ------------  --------------
        Net cash (used in) financing activities            (8,274,995)    (9,163,051)    (11,384,943)
                                                         ------------   ------------  --------------

        (Decrease) in cash and cash equivalents            (4,677,528)    (6,147,674)     (4,038,533)

Cash and Cash Equivalents, beginning of year                9,540,739     15,688,413      19,726,946
                                                         ------------   ------------  --------------

Cash and Cash Equivalents, end of year                   $  4,863,211   $  9,540,739   $  15,688,413
                                                         ============   ============  ==============

Southside Bank

Tapppahannock
307 Church Lane
P.O. Box 1005
Tappahannock, VA
22560 (804) 443-4333

Urbanna
291 Virginia Street
P.O. Box 817
Urbanna, VA
23175 (804) 758-3096

Tapppahannock
Essex Square Office
Essex Square Shopping Center
P.O. Box 2128
Tappahannock, VA 22560
(804) 443-9381

Hartfield
U.S. Route 3 & 33
P.O. Box 250
Hartfield, VA 23071
(804) 776-7677

Aylett
8270 Richmond/
Tappahannock Highway
P.O. Box 123
Aylett, VA 23009
(804) 769-3001

Deltaville
U.S. Route 1101 & 33
P.O. Box 188
Deltaville, VA 23043
(804) 776-0777

Bowling Green
202 N. Main Street
P.O. Box 1009
Bowling Green, VA 22427
(804) 633-5075

Gloucester
7132 George Washington
Memorial Highway
P.O. Box 250
Gloucester, VA 23061
(804) 694-4700

                                     [MAP]

Hanover Bank

Old Church
4241 Mechanicsville Turnpike
P.O. Box 397
Mechanicsville, VA 23111
(804) 779-3232

Mechanicsville
8071 Mechanicsville Turnpike
P.O. Box 397
Mechanicsville, VA 23111
(804) 559-9000

Airpark
10374 Leadbetter Road
Ashland, VA 23005
(804) 550-7670

Ashland
201 N. Washington Hwy.
Ashland, VA 23005
(804) 752-0100

Bank of Northumberland

Heathsville
6958 Northumberland Hwy.
P.O. Box 9
Heathsville, VA 22473
(804) 580-3621

Callao
110 Northumberland Hwy.
P.O. Box 1040
Callao, VA 22435
(804) 529-6158

Burgess
14953 Northumberland Hwy.
P.O. Box 81
Burgess, VA 22432
(804) 453-7003

Kilmarnock
437 N. Main Street.
P.O. Box 1937
Kilmarnock, VA 22482
(804) 435-2850

                                                  Eastern Virginia Bankshares 57

Directors/ Officers

Eastern Virginia
Bankshares, Inc.

Directors

W. Rand Cook
Partner
McCaul, Martin, Evans & Cook, P.C

L. Edelyn Dawson, Jr.
Senior Vice President
Bank of Northumberland, Inc.

F. L. Garrett, III
Realtor

F. Warren Haynie, Jr.
Attorney-at-Law


Eric A. Johnson
General Manager
Mason Realty

William L. Lewis
Attorney
Lewis & Ware, P.C

Lewis R. Reynolds
President and Chief Executive Officer
Bank of Northumberland, Inc.

Ned Stephenson
President & Chief Executive Officer
Eastern Virginia Bankshares, Inc.

Howard R. Straughan, Jr.
Retired Banker

Leslie E. Taylor
President
Leslie E. Taylor, C.P.A., P.C.

Jay T. Thompson, III
President
Mechanicsville Drug Store

Officers

Ronald L. Blevins
Vice President and Chief Financial Officer

W. Rand Cook
Chairman of the Board

L. Edelyn Dawson, Jr.
Secretary

F. L. Garrett, III
Vice Chairman

A. Faye Hundley
Assistant Vice President

Joseph H. James, Jr.
Vice President and Chief Operations Officer

Lisa A. Jones
Assistant Vice President

Lewis R. Reynolds
Senior Vice President

Ned Stephenson
President and Chief Executive Officer

======================================


Bank of Northumberland

Directors

Robert L. Covington
Retired President and Chief Executive Officer
Bank of Northumberland, Inc.

S. Lake Cowart, Sr.
President, Cowart Seafood, Inc.
Lake Packing Company, Inc. and Lake Farms, Inc.

L. Edelyn Dawson, Jr.
Senior Vice President
Bank of Northumberland, Inc.

F. Warren Haynie, Jr.
Attorney-at-Law

Alfred D. Hurt, Jr., D.S.S.
Dentist

W. Leslie Kilduff
Retired Petroleum Products Distributor

Lewis R. Reynolds
President and Chief Executive Officer
Bank of Northumberland, Inc.

William E. Sanford, Jr.
Real Estate Developer and Retired Farmer

Howard R. Straughan, Jr.
Retired Banker

Officers

Sylvia O. Bartlett
Assistant Vice President

Lisa K. Baughan
Assistant Vice President

Robert L. Covington
Chairman of the Board

L. Edelyn Dawson, Jr.
Senior Vice President

Joyce W. Hall
Assistant Cashier

Rebekah Byrd Haynie
Assistant Cashier

W. Leslie Kilduff
Vice Chairman

Dorothy C. Reynolds
Cashier and Assistant Secretary

Lewis R. Reynolds
President and Chief Executive Officer

C. Reuben Thrift, Jr.
Vice President

=======================================

Hanover Bank

Directors

Robert P. Burcham, CPA
Partner
Cheely Burcham Eddins Rokenbrod & Carroll

W. Rand Cook
Partner
McCaul, Martin, Evans & Cook, P.C.

Michael E. Fiore, P.E.
President
Resource International, Ltd.

William E. Martin, Jr.
President and Chief Executive Officer
Hanover Bank

Jay T. Thompson, III
President
Mechanicsville Drug Store

John T. Wash
President
S. Galeski Optical

Officers

Todd B. Boyle
Loan Operations Officer

W. Rand Cook
Vice Chairman

Michael C. Dixon
Vice President

Linda Franklin
Branch Manager

Kyle H. Hendricks
Assistant Vice President

R. Eric Knopf
Assistant Vice President

Anthony P. Lewis
Assistant Vice President

William E. Martin, Jr.
President and Chief Executive Officer

Thomas J. McKittrick, III
Vice President

M. Delores Nabors
Branch Operations Officer

William D. Stegeman
Senior Vice President and
Chief Operating Officer

Jay T. Thompson, III
Chairman of the Board

John T. Wash
Secretary

====================================

58 Eastern Virginia Bankshares

Southside Bank

Directors

E. Gary Ball
Vice President
Ball Lumber Company

Thomas M. Boyd, Jr.
Vice Chairman and Chief Executive Officer
Southside Bank

W. Gerald Cox
President
Twin Rivers Realty, Inc.

F. L. Garrett, III
Realtor

Eric A. Johnson
General Manager
Mason Realty

William L. Lewis
Attorney
Lewis & Ware, P.C.

William W. Lowery, III
Part Owner
Lowery's Restaurant

Harry A. Morris
Attorney-at-Law & Counselor

Lawrence R. Moter, M.D.
Physician

J. Thomas Newman
Retired Senior Vice President
Southside Bank

Charles R. Revere
President
Revere Gas & Appliance

Leslie E. Taylor
President
Leslie E. Taylor, C.P.A., P.C.

Emmett Upshaw
Retired Clerk of the Court
King William County

Officers

Brenda L. Ball
Assistant Vice President

Patricia H. Barrett
Vice President

Thomas M. Boyd, Jr.
Vice Chairman and Chief Executive Officer

Patsy C. Clow
Assistant Vice President

Debbie M. Coghill
Loan Administration Officer

Dennis W. Elmore
Vice President

Rick A. Fulk
Assistant Vice President

Patricia H. Gallagher
Assistant Vice President

Della P. Garrett
Assistant Branch Manager

F. L. Garrett, III
Chairman of the Board

Sherry S. Grantham
Assistant Vice President

Gertrude C. Hand
Teller Coordination Officer

Virginia S. Hogge
Assistant Vice President

C. Tony Hudson
Senior Vice President

Edwin P. Jones
Assistant Vice President

Pamela P. Loving
Loan Officer

Betty R. Miller
Assistant Vice President

Dale Mitchell
Assistant Compliance Officer

John L. Muller
Vice President

J. Thomas Newman
Secretary

J. Lloyd Railey
Chief Financial Officer

Stephanie S. Robins
Assistant Branch Manager

Joe A. Shearin
President and Chief Operating Officer

Clay S. Smith
Assistant Branch Manager

Kavan W. Snow
Assistant Vice President

Catherine W. Snowden
Assistant Branch Manager

Mae W. Staton
Assistant Vice President

James R. Stevens
Assistant Branch Manager

Annie S. Stone
Assistant Branch Manager

Ned Ware
Assistant Vice President

George W. Watkins
Loan Officer

EVB Investments, Inc.

Directors

Thomas M. Boyd, Jr.
Vice Chairman and Chief Executive Officer
Southside Bank

William E. Martin, Jr
President and Chief Executive Officer
Hanover Bank

Lewis R. Reynolds
President and Chief Executive Officer
Bank of Northumberland, Inc.

William D. Stegeman
Senior Vice President and Chief Operating Officer
Hanover Bank

Ned Stephenson
President and Chief Executive Officer
Eastern Virginia Bankshares, Inc.

Officers

Brian R. Logan
Investment Officer

William E. Martin, Jr
Chairman

William D. Stegeman
President and Managing Director

Dennis S. Wilt
Vice President

==========================================

                                                  Eastern Virginia Bankshares 59

Stockholder Information

Corporate Office

Eastern Virginia Bankshares, Inc.
217 Duke Street, P.O. Box 1455
Tappahannock, VA 22560

--------------------------------------------------------------------------------

Annual Meeting

The Annual Meeting of Stockholders will be held Thursday, April 18, 2002, at 10:00 A.M. at Saint Margaret's School, 444 Water Lane, Tappahannock, Virginia. All stockholders are cordially invited to attend.

--------------------------------------------------------------------------------

Common Stock

Eastern Virginia Bankshares common stock is traded on the NASDAQ Small Cap Market under the symbol EVBS. On December 31, 2001, there were approximately 2,000 shareholders.
The CUSIP number is 277196101.

--------------------------------------------------------------------------------

Independent Auditors

Yount, Hyde & Barbour, PC.
50 South Cameron Street
Winchester, VA 22604

--------------------------------------------------------------------------------

Local Market Makers (known)

Branch, Cabell
Davenport & Company, LLC
Ferris, Baker Watts, Inc.
Scott & Stringfellow

--------------------------------------------------------------------------------

                                Common Stock Price            Dividends Declared
                        ----------------------------------    ------------------
                              2001              2000             2001    2000
                        ----------------------------------    ------------------
                         High     Low       High      Low

First Quarter           $17.50  $14.25     $20.00   $11.00      $0.13   $0.13
Second Quarter           17.70   14.60      17.00    13.12       0.13    0.13
Third Quarter            15.60   14.25      17.75    14.50       0.13    0.13
Fourth Quarter           15.40   13.87      18.00    12.50       0.13    0.13


Investor Relations

Eastern Virginia Bankshares' Annual Report, Form 10-K and other corporate publications are available to shareholders on request without charge by writing:
Ronald L. Blevins
Eastern Virginia Bankshares, Inc.
P. 0. Box 1455
Tappahannock, VA 22560
(804)443-8423
Fax (804)445-1047

--------------------------------------------------------------------------------

Direct Deposit of Cash Dividends

Shareholders of Eastern Virginia Bankshares, Inc. common stock may have their cash dividend deposited automatically on the date of payment, to a checking, savings, or money market account in a financial institution that participates in an Automatic Clearing House. Shareholders who wish to receive direct deposit may contact the dividend paying agent, Eastern Virginia Bankshares, at (804) 443-8421.

--------------------------------------------------------------------------------

Transfer Agent

Shareholders requiring information on stock transfers, lost certificates, dividends and other shareholder matters should contact the transfer agent:
Eastern Virginia Bankshares, Inc.
Stock Transfer Agent
P. 0. Box 1455
Tappahannock, VA 22560
(804) 443-8421
Toll free 1-866-443-8421

--------------------------------------------------------------------------------

Automatic Dividend Reinvestment and Stock Purchase Plan

Eastern Virginia Bankshares, Inc. offers its shareholders a Plan whereby they may automatically invest their cash dividends in EVB stock, at the market price on the dividend record date. Shareholders who wish to enroll in the Plan should contact the Stock Transfer Agent, above.

--------------------------------------------------------------------------------

60 Eastern Virginia Bankshares