Form 10-Q
period 2002-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2002-05-13
CIK 1047170

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2002

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

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

The number of shares of the registrant's Common Stock outstanding as of May 8, 2002 was 4,890,807.


--------------------------------------------------------------------------------

                        EASTERN VIRGINIA BANKSHARES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

Part I
------
Item 1.  Financial Statements                                                  2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13

Part II
-------
Item 1.  Legal Proceedings                                                    13
Item 2.  Changes in Securities and use of proceeds                            13
Item 3.  Defaults Upon Senior Securities                                      13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                   March 31       December 31
                                                                     2002            2001
                                                                 (unaudited)       (audited)
                                                               -------------------------------
Assets:
Cash and due from banks                                              $ 14,823        $ 16,107
Federal funds sold                                                      9,144           4,766
Securities available for sale at fair value                            86,940          91,880
Loans, net                                                            361,287         342,763
Deferred income taxes                                                   1,654           1,571
Bank premises and equipment                                             6,395           6,161
Accrued interest receivable                                             2,701           2,740
Other assets                                                              945           1,275
                                                                     --------        --------
   Total assets                                                      $483,889        $467,263
                                                               ==============================

Liabilities and Shareholders' Equity
Liabilities
   Noninterest-bearing demand accounts                               $ 46,078        $ 45,160
   Savings accounts and interest bearing deposits                     183,360         171,319
   Time deposits                                                      191,150         191,762
                                                                     --------        --------
     Total deposits                                                   420,588         408,241
   Long-term debt                                                      11,000           6,000
   Accrued interest payable                                               931           1,063
   Other liabilities                                                    3,224           4,567
                                                                     --------        --------
     Total liabilities                                                435,743         419,871
Shareholders' Equity
   Common stock of $2 par value per share, authorized
     50,000,000 shares, issued and outstanding
     4,892,521 and 4,901,095 respectively                               9,785           9,802
   Retained earnings                                                   37,489          36,627
   Accumulated other comprehensive income                                 872             963
                                                                     --------        --------
       Total shareholders' equity                                      48,146          47,392

       Total liabilities and shareholders' equity                    $483,889        $467,263
                                                               ==============================



See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                   (Dollars in thousands except share amounts)


                                                                  Three Months Ended
                                                                        March 31
                                                                   2002        2001
                                                                   ----        ----
Interest Income:
   Loans                                                          $ 7,135     $ 6,794
   Interest on investments
     Taxable interest income                                          721         708
     Tax exempt interest income                                       461         432
   Dividends                                                           30          46
   Interest on federal funds sold                                      12          66
                                                                  -------     -------
       Total interest and dividend income                           8,359       8,046

Interest Expense
   Deposits                                                         3,010       3,821
   Short-term borrowings                                                6           6
   Long-term debt                                                      90         104
                                                                  -------     -------
       Total interest expense                                       3,106       3,931
                                                                  -------     -------
       Net interest income                                          5,253       4,115
Provision for loan losses                                             425         264
                                                                  -------     -------
       Net interest income after provision for loan losses          4,828       3,851

Other income
   Service charges on deposit accounts                                494         438
   Gain on sale of available for sale securities                        2           -
   Other operating income                                             228         183
                                                                  -------     -------
                                                                      724         621
                                                                  -------     -------

Other Expenses
   Salaries and benefits                                            1,935       1,457
   Net occupancy expense of premises                                  412         402
   Printing and supplies                                              130          88
   Other operating expenses                                           891         695
                                                                  -------     -------
                                                                    3,368       2,642
                                                                  -------     -------
     Income before income taxes                                     2,184       1,830
Income Tax Expense                                                    572         483
                                                                  -------     -------
     Net income                                                   $ 1,612     $ 1,347
                                                                  ===================
Earnings Per Share, basic and assuming dilution                   $  0.33     $  0.27

Dividends per share                                               $  0.13     $  0.13



See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                                                Three Months Ended
                                                                               ---------------------
                                                                               March 31     March 31
                                                                                 2002         2001
                                                                                 ----         ----
Cash Flows from Operating Activities
   Net income                                                                  $  1,612     $  1,347
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization/accretion                                        236          237
     Provision for loan losses                                                      425          264
     Gain realized on available for sale securities                                 (2)            -
     Net gain on sale of OREO                                                         -         (31)
     Decrease in other assets                                                       369          237
     Decrease in other liabilities                                              (1,512)        (282)
                                                                               --------     --------
Net cash provided by operating activities                                         1,128        1,772
Cash Flows from Investing Activities
   Proceeds from maturities, calls, and paydowns of securities                    5,970        4,977
   Purchase of debt securities                                                  (1,015)      (2,940)
   Purchase of FHLB and Federal Reserve Bank stock                                (160)         (33)
   Net increase in loans                                                       (18,949)      (6,654)
   Purchases of bank premises and equipment                                       (460)        (519)
   Proceeds from sale of OREO                                                         -          111
                                                                               --------     --------
Net cash (used in) investing activities                                        (14,614)      (5,058)
Cash Flows from Financing Activities
   Net increase in noninterest bearing and interest bearing
     demand deposits and savings accounts                                        12,959        5,366
   Net increase (decrease) in certificates of deposit                             (612)        8,489
   Acquisition of common stock                                                    (209)        (406)
   Issuance of common stock under dividend reinvestment plan                         78            -
   Dividends declared                                                             (636)        (643)
   Increase (decrease) in borrowings                                              5,000      (1,048)
                                                                               --------     --------
Net cash provided by financing activities                                        16,580       11,758
                                                                               --------     --------
   Increase in cash and cash equivalents                                          3,094        8,472
   Cash and cash equivalents
     Beginning of period                                                         20,873       16,091
                                                                               --------     --------
     End of period                                                             $ 23,967     $ 24,563
                                                                           =========================
Supplemental Disclosures of Cash Flow Information
   Cash paid for:
     Interest on deposits and other borrowings                                 $  3,238     $  3,888
     Income taxes                                                              $      -     $    159




See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               Eastern Virginia Bankshares, Inc. and Subsidiaries
     Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)




                                                                                                     Accumulated
                                                                                                        Other
                                                                        Comprehensive   Retained    Comprehensive  Common    Capital
                                                               Total       Income       Earnings       Income       Stock    Surplus
                                                               -----       ------       --------       ------       -----    -------
Balances - January 1, 2001                                    $45,031                   $ 34,338       $ 207      $ 9,897     $  589
Comprehensive income:
  Net income                                                    1,347       1,347          1,347
  Other comprehensive income, net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period     987         987                        987
     Less: reclassification adjustment                              -           -                          -
                                                              -------      ------                      -----
  Other comprehensive income, net of tax                          987         987                        987
                                                              -------      ------                      -----
  Total comprehensive income                                               $2,334
                                                                           ------
Repurchases and retirement of stock                             (406)                                                (54)      (352)
Dividends declared                                              (643)                      (643)           -            -          -
                                                              -------                   --------       -----      -------     ------
Balances-March 31, 2001                                       $46,316                   $ 35,042      $1,194      $ 9,843     $  237
                                                              -------                   --------      ------      -------     ------

Balances - January 1, 2002                                    $47,392                   $ 36,627      $  963      $ 9,802     $    -
Comprehensive income:
  Net income                                                    1,612       1,612          1,612
  Other comprehensive income (loss), net of tax
     Unrealized gain/(loss) on securities available for sale:
     Unrealized holding gain/(loss) arising during the period    (92)        (92)                       (92)
     Less: reclassification adjustment                              1           1                          1
                                                              -------      ------                     ------
  Other comprehensive income (loss), net of tax                  (91)        (91)                       (91)
                                                              -------      ------                     ------
  Total comprehensive income                                               $1,521
                                                                           ------
Repurchases and retirement of stock                             (209)                      (182)                     (27)
Issuance of stock under dividend reinvestment plan                 78                         68                       10
Dividends declared                                              (636)                      (636)           -            -          -
                                                              -------                   --------      ------      -------     ------
Balances-March 31, 2002                                       $48,146                   $ 37,489      $  872      $ 9,785     $    -
                                                              =======                  =============================================


See Notes to Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. The Consolidated Balance Sheet as of March 31, 2002; the Consolidated Statements of Income, the Consolidated Statement of Cash Flows, and the Consolidated Statement of Changes in Shareholders' Equity for the three-month periods ended March 31, 2002, and March 31, 2001, were prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares' Annual Report on Form 10-K for the year ended December 31, 2001.

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

3. During the three months ended March 31, 2002, the corporation repurchased 13,500 shares of its common stock at an average price of $15.47. The repurchase and retirement of shares is part of the Board's authorization in January, 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding, and including 50,274 shares repurchased in 2001, brings the total shares purchased under this authorization to 63,774 shares.

4. The results of operations for the three-month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

5. Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 4,897,944 and 4,931,548 for the three months ended March 31, 2002 and 2001.

6. EVB's amortized cost and estimated fair values of securities at March 31, 2002 are as follows:

                                            (in thousands)


                                                                               March 31, 2002
                                                             -------------------------------------------------
                                                                            Gross         Gross      Estimated
                                                             Amortized    Unrealized    Unrealized     Fair
                                                               Cost          Gains        Losses       Value
                                                             -------------------------------------------------
Available for Sale:
   U.S. Government obligations                               $  3,756       $    58       $    -    $  3,814
   Obligations of U.S. Government agencies                     23,872           280          112      24,040
   Obligations of state/political subdivisions-tax exempt      39,122           933          171      39,884
   Obligations of state/political subdivisions-taxable          6,686           215           64       6,837
   Corporate bonds                                              9,551           259           76       9,734
   Equity securities                                            2,631            -             -       2,631
                                                             --------       -------       ------    --------
      Total                                                  $ 85,618       $ 1,745       $  423    $ 86,940
                                                            =================================================


Note 7.  EVB's loan portfolio is composed of the following:
                          (in thousands)
                                                     March 31       December 31
                                                       2002             2001
                                                    ===========================
Commercial, industrial and agricultural loans       $  43,655         $  43,809
Residential real estate mortgage                      186,476           179,641
Real estate construction                               13,198            10,708
Commercial real estate                                 58,749            49,239
Consumer loans                                         69,070            68,605
All other loans                                           263               652
                                                    ---------         ---------
   Total loans                                        371,411           352,654
Less unearned income                                  (4,563)           (4,657)
Less allowance for loan losses                        (5,561)           (5,234)
                                                    ---------         ---------
   Total net loans                                  $ 361,287         $ 342,763
                                                    ===========================


EVB has $5.5 million in non-performing loans at March 31, 2002.

Note 8.  Allowance for Loan Losses

                                      March 31     December 31       March 31
                                        2002             2001          2001
                                  -------------------------------------------
Balance January 1                  $   5,234         $  4,408        $  4,408
Provision charged against income         425            2,183             264
Recoveries of loans charged off           54              298              68
Loans charged off                      (152)          (1,655)           (257)
                                   ---------         --------        --------
Balance at end of period           $   5,561         $  5,234        $  4,483
                                  ===========================================

Note 9.  Accounting Rule Changes

There were no new Financial Accounting Standards Board promulgations in the first quarter of 2002 that will impact Eastern Virginia Bankshares, Inc.

PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. Operating results include Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks combined for all periods presented.

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

Critical Accounting Policies

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAPP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAPP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has two basic components: the formula allowance and the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since the history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The formula allowance is revised as deemed appropriate to capture losses that are attributable to economic events and industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, current level of nonaccrual loans, current level of unsecured loans past due 30 to 89 days and the fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

OVERVIEW AND FINANCIAL CONDITION

Net income increased 19.7% to $1,612,000 for the first quarter of 2002, compared to $1,347,000 for the same period in 2001. Earnings per share increased 22.2% to $0.33, compared to $0.27 in the first quarter of 2001. The earnings increase was fueled by a 27.7% increase in net interest income, primarily the result of a 47 basis point increase in net interest margin and a 16.9% increase in average loans outstanding, compared to the first quarter of the prior year.

On a sequential quarter over quarter basis, net income improved $508 thousand while the net interest margin increased from 4.44% to 4.93%. The provision for loan losses was up $161 thousand over the first quarter of 2001, but down $639 thousand from the immediate prior quarter. The increase in the provision compared to the first quarter of the prior year results from a combination of substantial loan growth and an increase in nonperforming loans. The decrease compared to the fourth quarter of 2001 is primarily because of an increased provision in that quarter for a single commercial loan relationship.

Total assets on March 31, 2002 were $483.9 million, up $16.6 million or 3.6% from $467.3 million at December 31, 2001. For the first three months of 2002, total assets averaged $468.6 million, 14.6 % above the first three months of 2001 average of $408.9 million. Total loans, net of unearned income, amounted to $366.8 million at March 31, 2002, an increase of $18.8 million or 5.4% from $348.0 million at December 31, 2001. At March 31, 2002, total loans, net of unearned income and allowance for loan losses, were $361.3 million. Net loans as a percent of total assets were 74.7% at March 31, 2002, as compared to 73.4% at December 31, 2001. Net loan volume for the first three months of 2002 was $18.5 million as compared to $6.4 million for the first three months of 2001. Increased loan growth in 2002 versus 2001 is related primarily to three new branch offices opened in 2001.

On March 31, 2002, the securities portfolio totaled $ 86.9 million, which was $4.9 million or 5.4 % less than at December 31, 2001. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk. Federal funds sold were $9.1 million on March 31, 2002, compared to an $4.8 million at year end 2001. This increase in Federal Funds Sold is primarily the result of a shift of a part of the securities portfolio into immediately available funds in response to record loan demand.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in Stockholders' Equity, which was $872 thousand at March 31, 2002, a decrease of $91 thousand from 2001 year end. This decrease in the unrealized gain on securities is also reflected under the "Accumulated Other Comprehensive Income" category on the Consolidated Statement of Changes in Shareholders' Equity Statement.

Total deposits of $420.6 million at quarter end represented an increase of $12.3 million or 3.0 % from $408.2 million at December 31, 2001. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. The quarter reflected an increase in demand, savings and money market deposits, offset by a slight decrease in certificates of deposit as depositors reacted to lowered interest rates by seeking shorter maturities.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares, Inc. reported significantly increased earnings for the first quarter of 2002. Net income for the quarter was $1.6 million, an increase of $265 thousand from first quarter 2001 earnings of $1.35 million. Net income for the first quarter was impacted by an increased net interest margin compared to first quarter 2001. Noninterest expense increased $726 thousand compared to the first quarter of 2001 which did not yet have the expenses of two new Hanover Bank branches or of Hanover Bank's investment subsidiary EVB Investments, Inc, all of which opened in the second half of 2001. Yield on earning assets was 7.73% for the quarter, as compared to 8.53% for the same period in 2001. The cost of interest bearing liabilities for the three month period ended March 31, 2002 was 3.37% as compared to 4.93% for the comparable period in 2001. Return on average assets was 1.39% for the quarter, compared with 1.34% for the same period in 2001. EVB's return on average equity was 13.70% for the quarter, compared to 12.23% for the same period in the prior year.

Net Interest Income

Net interest income totaled $5.3 million for the quarter, a $1.14 million increase over the Company's performance for the first quarter of 2001. The increase in net interest income results almost evenly from an increase in average earning assets and an increase in net interest margin on a taxable equivalent basis. Average earning assets increased 14.7% to $449.2 million from $391.7 million for the first three months of 2001. Compared to the same period in 2001, average loans increased 16.9% and average securities 9.2%, while average federal funds sold decreased 34.3%. The net interest margin for the three month period ended March 31, 2002 was 4.93%, compared to 4.46% for the comparable period in the prior year. The increase in net interest margin results from an 80 basis point decrease in yield on average earning assets which was more than offset by a 156 basis point decrease in the cost of interest bearing funds. With an asset/liability mix that was positioned at year end for stable interest rates, the net interest margin has expanded each month of the first quarter as certificates of deposit issued in the higher interest rate environment of year 2000 are maturing and being renewed at much lower market rates.

Noninterest Income

Noninterest income was $724 thousand for the quarter, a 16.6% increase from the first quarter 2001 noninterest income of $621 thousand. Realized gains and losses on securities include a $2 thousand gain on a bond call in the first quarter of 2002, compared to no gain or loss transactions in the first quarter of 2001. Service charges on deposit accounts of $494 thousand reflected a 12.8% increase from $438 thousand in the quarter ended March 31, 2001, primarily the result of an increased volume of deposit accounts. Other operating income was up 24.6% to $228 thousand, compared to $183 thousand in the three months ended March 31, 2001, with all of the increase being attributed to non deposit investment service fees produced by EVB Investments, Inc.

Noninterest Expense

Total noninterest expense increased $726 thousand or 27.5% from $2.64 million for the first quarter of 2001 to $3.37 million in 2002. The increase in noninterest expense is the result of overall growth of the Company including expenses of EVB Investments, Inc and two new Hanover Bank offices, all of which opened in the second half of 2001. These three initiatives account for $250 thousand or 34% of the increase. Salary and benefits expense increased $478 thousand or 32.8% for the quarter vs. 2001. Net occupancy and equipment expense increased $ 10 thousand or 2.5 % compared to the same quarter of 2001 to $412 thousand. All other noninterest expense increased $238 thousand or 30.4% to $1.02 million for the first quarter of 2002 from $783 thousand for the same period in 2001. The largest contributors to the other noninterest expense increase were telephone - up $62 thousand or 88% the result of a combination of new branch offices, increased telecommunications services in 2002, and a $25 thousand refund of prior year overcharges received by Southside Bank in February, 2001; legal and collection up $44 thousand or 132% primarily related to recovery efforts on one loan charged off in 2001 and for which additional legal expenses are likely; printing and supplies up $42 thousand or 48%; data processing up $24 thousand or 39% and education/training up $19 thousand or 152% primarily related to training for the projected mid year roll out of EVB's internet banking product.

Income Taxes

Income tax expense for the first quarter of 2002 was $572 thousand, compared to $483 thousand for the same period in 2001. Income taxes reflect an effective tax rate of 26.2% in the first quarter of 2002 as compared to 26.4% for the first three months of 2001 and 25.3% for the full year 2001.

ASSET QUALITY

The Corporation's allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Corporation's historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. EVB was not immune to the declining economic environment experienced beginning in 2001, with a resultant increase in nonperforming loans. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $5.5 million at March 31, 2002, compared to $4.7 million at December 31, 2001, reflecting a 19.1% increase compared to 2001 year end. Nonperforming loans have fluctuated from a level of $4.7 million to $6.1 million for the past seven months. Although the March 31, 2002 amount exceeds that at year end, it is down $500 thousand from February month end and below the nonperforming level at October and November month ends. EVB's reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. During the quarter, nonperforming loans secured by real estate increased $710 thousand and nonperforming consumer loans increased by $263 thousand while nonperforming commercial loans decreased by $98 thousand. Nonperforming assets are composed largely (70.7%) of loans secured by real estate in the Company's market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $98 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.11 %. This compares to 2001 full year charge-offs of $1.36 million or 0.43% of average loans and first quarter 2001 net charge-offs of $189 thousand or an annualized ratio of net charge-offs of 0.25%.

The allowance for loan losses increased to $5.56 million at March 31, 2002, as compared to $5.23 million at December 31, 2001. The allowance increased $327 thousand in the first three months of 2002 as compared to $75 thousand for the first three months of 2001. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio and management's review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.51 % at March 31, 2002, compared to 1.50% at year end and 1.46% at March 31, 2001.

Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 2002, the Corporation reported $40 thousand of impaired loans. The average balance of impaired loans for the first three months of 2002 was $5 thousand.

Nonperforming Assets                                March 31         December 31
                                                    --------         -----------
(Dollars in thousands)                                2002              2001
                                                      ----              ----
Nonaccrual loans                                    $ 5,518           $ 4,651
Restructured loans                                        -                 -
Loans past due 90 days and accruing interest             33                 9
                                                    -------           -------
  Total nonperforming loans                         $ 5,551           $ 4,660
Other real estate owned                                   -                 -
                                                    -------           -------
  Total nonperforming assets                        $ 5,551           $ 4,660
Nonperforming assets to total loans and
    other real estate                                 1.50%             1.34%
Allowance for loan losses to nonaccrual loans       100.78%           112.52%
Net charge-offs to average loans for the year         0.11%             0.43%
Allowance for loan losses to period end loans         1.51%             1.50%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 2002 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 2002, potential problem loans, most of which are included in the nonperforming asset figures above, were approximately $1.169 million including three lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $308 thousand.

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

CAPITAL RESOURCES

EVB's strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company's franchise when appropriate. The Company's risk-based capital position at March 31, 2002 was $47.27 million, or 14.36% of risk-weighted assets, for Tier 1 capital and $51.41 million, or 15.62% for total risk based capital.

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

PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk There have been no material changes in market risk since 2001 year end.

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

Item 2. Changes in Securities   (not applicable)

Item 3. Defaults Upon Senior Securities   (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders  (not applicable)

Item 5. Other Information   (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.       Exhibit Name
-----------       ----------------------------------------------------------
         11       Statement re: Computation of Per Share Earnings - Included
                  under Part I, Item I, Note 5 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.


-----------------------------------
/s/      Ned Stephenson             President and Chief Executive Officer


-----------------------------------
/s/      Ronald L. Blevins          Vice President and Chief Financial Officer

Date:    May 9, 2002