Form 10-Q
period 2002-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2002-08-13
CIK 1047170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________  to  ___________
Commission File No. 333-37225

EASTERN VIRGINIA BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State of Incorporation)	(I.R.S. Employer Identification No.)

217 Duke Street, Tappahannock, Virginia 22560
(Address of principal executive offices)

Registrant’s telephone number (804) 443-8423
“Former name, former address, former fiscal year is changed since last report”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock outstanding as of August 8, 2002 was 4,885,804.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30 2002 (unaudited)	December 31 2001 (audited)

Assets:
Cash and due from banks	$18,479	$16,107
Federal funds sold	6,024	4,766
Securities available for sale at fair value	86,639	91,880
Loans, net	377,987	342,763
Deferred income taxes	1,166	1,571
Bank premises and equipment	6,658	6,161
Accrued interest receivable	2,760	2,740
Other assets	1,028	1,275

Total assets	$500,741	$467,263

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing demand accounts	$50,997	$45,160
Savings accounts and interest bearing deposits	186,443	171,319
Time deposits	192,280	191,762

Total deposits	429,720	408,241
Long-term debt	15,000	6,000
Accrued interest payable	898	1,063
Other liabilities	4,960	4,567

Total liabilities	450,578	419,871
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,885,804 and 4,901,095 respectively	9,772	9,802
Retained earnings	38,573	36,627
Accumulated other comprehensive income	1,818	963

Total shareholders’ equity	50,163	47,392
Total liabilities and shareholders’ equity	$500,741	$467,263

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollars in thousands except share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

Interest Income:
Loans	$7,410	$6,952	$14,545	$13,746
Interest on investments
Taxable interest income	676	731	1,397	1,425
Tax exempt interest income	461	431	922	863
Dividends	36	19	66	79
Interest on federal funds sold	29	115	41	181

Total interest and dividend income	8,612	8,248	16,971	16,294
Interest Expense
Deposits	2,893	3,852	5,903	7,673
Short-term borrowings	1	—	7	6
Long-term debt	151	96	241	200

Total interest expense	3,045	3,948	6,151	7,879

Net interest income	5,567	4,300	10,820	8,415
Provision for loan losses	360	268	785	532

Net interest income after provision for loan losses	$5,207	$4,032	$10,035	$7,883
Other income
Service charges on deposit accounts	524	508	1,018	946
Gain on sale of available for sale securities	1	6	3	6
Investment services income	127	—	178	—
Other operating income	150	140	327	323

	802	654	1,526	1,275

Other Expenses
Salaries and benefits	2,015	1,852	3,950	3,309
Net occupancy expense of premises	441	379	853	778
Printing and supplies	146	129	276	217
Data processing	102	75	188	137
Other operating expenses	776	680	1,581	1,316

	3,480	3,115	6,848	5,757

Income before income taxes	2,529	1,571	4,713	3,401
Income Tax Expense	712	420	1,284	903

Net income	$1,817	$1,151	$3,429	$2,498

Earnings Per Share, basic and assuming dilution	$0.37	$0.23	$0.70	$0.51
Dividends per share	$0.13	$0.13	$0.26	$0.26

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended

	June 30	June 30
	2002	2001

Cash Flows from Operating Activities
Net income	$3,429	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	472	477
Provision for loan losses	785	532
Gain realized on available for sale securities	(3)	(6)
Net gain on sale of OREO	—	(31)
(Increase)/decrease in other assets	189	(480)
Increase in other liabilities	228	217

Net cash provided by operating activities	5,100	3,207
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities	10,975	9,382
Purchase of debt securities	(4,235)	(14,572)
Purchase of FHLB and Federal Reserve Bank stock	(218)	(33)
Net increase in loans	(36,008)	(15,952)
Purchases of bank premises and equipment	(950)	(674)
Proceeds from sale of OREO	—	111

Net cash (used in) investing activities	(30,436)	(21,738)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	20,961	16,409
Net increase in certificates of deposit	518	9,472
Issuance of common stock under dividend reinvestment plan	155	—
Acquisition of common stock	(397)	(484)
Dividends declared	(1,271)	(1,282)
Increase/(decrease) in borrowings	9,000	(2,048)

Net cash provided by financing activities	28,966	22,067

Increase in cash and cash equivalents	3,630	3,536
Cash and cash equivalents
Beginning of period	20,873	16,125

End of period	$24,503	$19,661

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$6,316	$7,892
Income taxes	$1,087	$1,355

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital Surplus

Balances - January 1, 2001	$45,031		$34,338	$207	$9,897	$589
Comprehensive income:
Net income	2,498	$2,498	2,498
Other comprehensive income, net of tax
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain arising during the period	974	974
Less: reclassification adjustment, net of tax of $2	(4)	(4)

Other comprehensive income, net of tax	970	970		970

Total comprehensive income		$3,468

Repurchases and retirement of stock	(484)				(64)	(420)
Dividends declared	(1,282)		(1,282)
Balances-June 30, 2001	$45,451		$35,554	$1,177	$9,833	$169

Balances - January 1, 2002	$47,392		$36,627	$963	$9,802	$—
Comprehensive income:
Net income	3,429	$3,429	3,429
Other comprehensive income, net of tax
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain arising during the period	857	857		857
Less: reclassification adjustment, net of tax of $1M	(2)	(2)		(2)

Other comprehensive income, net of tax	855	855		855

Total comprehensive income		$4,284

Repurchases and retirement of stock	(397)		(348)		(49)
Issuance of stock under dividend reinvestment plan	155		136		19
Dividends declared	(1,271)		(1,271)

Balances-June 30, 2002	$50,163		$38,573	$1,818	$9,772	$—

See Notes to Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Income for the three-month and six month periods ended June 30, 2002, and June 30, 2001, the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2002, and June 30, 2001, and the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2002, and June 30, 2001, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2001.

2.

Eastern Virginia Bankshares (the “Company or EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB.  The transaction was accounted for using the pooling-of-interest method of accounting.  The Corporation opened its third subsidiary in May, 2000 when Hanover Bank began operations in Hanover County, VA.

3.

During the three months ended June 30, 2002, the Company repurchased 11,028 shares of its common stock at a price of $17.03 per share.  For the six months ended June 30,2002, the corporation has repurchased 24,528 shares of its common stock at an average price of $16.17 per share. The repurchase and retirement of shares is part of the Board’s authorization to repurchase up to 60,000 shares per quarter from the 4.9 million shares outstanding.

4.	The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at June 30, 2002 are as follows:
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale:
U.S. Government obligations	$2,753	$26	$—	$2,779
Obligations of U.S. Government agencies	23,865	522	6	24,381
Obligations of state/political subdivisions-tax exempt	39,335	1,521	17	40,839
Obligations of state/political subdivisions-taxable	5,686	260	13	5,933
Corporate bonds	9,555	481	18	10,018
Other securities	2,689	—	—	2,689

Total	$83,883	$2,810	$54	$86,639

Note 6.  EVB’s loan portfolio is composed of the following:

(in thousands)
	June 30 2002	December 31 2001

Commercial, industrial and agricultural loans	$45,246	$43,809
Residential real estate mortgage	193,339	179,641
Real estate construction	15,450	10,708
Commercial real estate	64,013	49,239
Consumer loans	69,750	68,605
All other loans	343	652

Total loans	388,141	352,654
Less unearned income	(4,463)	(4,657)
Less allowance for loan losses	(5,691)	(5,234)

Total net loans	$377,987	$342,763

EVB has $4.1 million in non-performing loans at June 30, 2002.

Note 7.  Allowance for Loan Losses

	June 30 2002	December 31 2001	June 30 2001

Balance January 1	$5,234	$4,408	$4,408
Provision charged against income	785	2,183	532
Recoveries of loans charged off	127	298	143
Loans charged off	(455)	(1,655)	(429)

Balance at end of period	$5,691	$5,234	$4,654

Note 8. Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income otherwise available to shareholders.

	Three Months Ended
	June 30 2002		June 30 2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	4,890,035	$0.37	4,920,501	$0.23
Effect of dilutive securities, stock options	2,700		—

Diluted earnings per share	4,892,735	$0.37	4,920,501	$0.23

	Six Months Ended
	June 30 2002		June 30 2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	4,893,989	$0.70	4,926,025	$0.51
Effect of dilutive securities, stock options	1,350		—

Diluted earnings per share	4,895,339	$0.70	4,926,025	$0.51

Note 9.  Accounting Rule Changes
There were no new Financial Accounting Standards Board promulgations in the second quarter of 2002 that will impact Eastern Virginia Bankshares, Inc.

PART 1 - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader  in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. (“EVB” or “the Company”).  This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Forward-Looking Statements
Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Although EVB believes that its expectations concerning certain statements that are not historical facts are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, these forward-looking statements are subject to uncertainties which could cause actual results to differ materially from historical results or those anticipated.   Therefore readers are cautioned not to place undue reliance on forward-looking statements.

Critical Accounting Policies

General
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ substantially from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

OVERVIEW AND FINANCIAL CONDITION
Net income increased 57.9% to $1,817,000 for the second quarter of 2002, compared to  $1,151 for the same period in 2001.  Earnings per share increased 60.9% to $0.37 compared to $0.23 in the second quarter of 2001.  Year-to-date earnings per share of $0.70 represent an increase of 37.3% compared to $0.51 per share for the first six months of 2001. On a sequential quarter over quarter basis, net income improved $205 thousand while the net interest margin remained relatively constant at 4.92% compared to 4.93% in the first quarter.  Net interest margin increased significantly from 4.43% in the second quarter of 2001.  The provision for loan losses was up $92 thousand over the second quarter of 2001, but down $65 thousand from the immediate prior quarter.  The increase in the provision compared to the second quarter of the prior year results from a continuation of strong loan growth, while the decrease from the first quarter of 2002 is based on improved loan quality.

Total assets on June 30, 2002 were $500.7 million, up $33.5 million or 7.2% from $467.3 million at December 31, 2001.  For the quarter, total assets averaged $489.7 million or 15.4% above the second quarter 2001 average of $424.4 million.  Total loans, net of unearned income, were $383.7 million at June 30, 2002, an increase of  $35.7 million or 10.3% from  $348.0 million at December 31, 2001.  Total loans net of the allowance for loan losses as a percent of total assets were 75.5% at June 30, 2002, as compared to 73.4% at December 31, 2001.  Net loan volume for the first six months of 2002 was $35.2 million as compared to $15.3 million for the first six months of 2001.  Increased loan growth in 2002 versus 2001 is primarily the result of two new branches opened in the second half of 2001.

On June 30, 2002, the securities portfolio totaled $86.6 million, which was $5.2 million or 5.7 % below the level at December 31, 2001. Funds that are invested in the securities portfolio are part of the effort to balance interest rate risk.  Federal funds sold were $6.0 million on June 30, 2002, compared to $4.8 million  at December 31, 2001, a net increase of $1.3 million.  This  increase in Federal Funds Sold and decrease in the securities portfolio is primarily the result of shifting assets in response to strong loan demand.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale.  The effect of the change in market value of  AFS securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in  Shareholders’ Equity, which was $1.8 million at June 30, 2002, an increase of $855 thousand from 2001 year end.  This increase in the unrealized gain on securities is also reflected under the “Other Comprehensive Income” category on the Consolidated Statement of Changes in Shareholders’ Equity Statement.  The increase in unrealized gain on securities primarily results from increased market values as interest rates have declined.

Total deposits of $429.7 million at quarter end represented an increase of $21.5 million or 5.3% from $408.2 million at December 31, 2001. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base.  The first six months of 2002 reflect a $21.0 million increase in demand, savings and money market deposits, while certificates of deposit remained relatively stable, increasing only $518 thousand as depositors reacted to lowered interest rates by seeking shorter maturities.  To partially offset the shortening of deposit maturities, the corporation increased its long-term borrowing with the Federal Home Loan Bank of Atlanta by $9 million during the first six months of 2002.

RESULTS OF OPERATIONS
Eastern Virginia Bankshares reported record earnings for both the quarter and the six months ended June 30, 2002.  Net income for the quarter was $1.82 million, an increase of $666 thousand from second quarter 2001 earnings of $1.15 million.  Net income for the six months ended June 30, 2002 increased 37.3% to $3.43 million compared to $2.50 million for the first half of 2001. Net income for the quarter and first six months was impacted primarily by increased net interest margin compared to 2001 and by a nonrecurring retirement supplement expense of $351 thousand in the second quarter of 2001.  Noninterest expense increased $365 thousand compared to the second quarter of 2001, and increased $1.09 million for the first six months compared to the similar period for 2001, both periods impacted by  the expenses of two new Hanover Bank branches and the banks’ investment subsidiary EVB Investments, Inc, all of which opened in the second half of 2001.

Yield on earning assets was 7.52% for the quarter and 7.62% for the first six months, as compared to 8.32% and 8.42% for the same periods in 2001. The cost of interest bearing liabilities was 3.13% for the quarter and 3.25% for the first six months as compared to 4.73% and 4.83% for the comparable periods in 2001.  Return on average assets was 1.49% for the quarter and 1.44% for the six month period, compared with 1.09% and 1.21% for the same periods in 2001.  EVB’s return on average equity was 14.9% for the quarter and 14.3% for the first six months, compared to 9.9% and 11.0% for the same periods in 2001.

Net Interest Income
 Net interest income totaled $5.57 million for the quarter, a $1.27 million or 29.5% increase over the Company’s performance for the second quarter of 2001. The increase in net interest income results almost evenly from an increase in average earning assets and an increase in net interest margin on a taxable equivalent basis.  Average earning assets increased 15.5% to $470.0 million from $406.9 million for the second quarter of 2001.  Compared to the same period in 2001, average loans increased 20.3% and average securities 2.9%, while average federal funds sold decreased 27.4%. The net interest margin for the three month period ended June 30, 2002 was 4.92%, compared to 4.43% for the comparable period in the prior year.  The increase in net interest margin results from an 80 basis point decrease in yield on average earning assets which was more than offset by a 160 basis point decrease in the cost of interest bearing funds.

Net interest income for the six months ended June 30, 2002 was $10.8 million, an increase of $2.4 million, or 28.6% from $8.4 million for the same period in 2001. For the six months ended June 30, 2002, average loans increased $57.5 million to $366.0 million compared to $308.5 million for the same period in 2001. The increase in average loans is the result of strong loan growth fueled by new branches opened in 2001.  The 49 basis point increase in net interest margin results from a 158 basis point decrease in the cost of interest bearing funds from 4.83% in 2001 to 3.25% for the first six months of 2002, while the yield on interest bearing assets on a taxable equivalent basis decreased by only 80 basis points from 8.42% to 7.62% for the same period.

Noninterest Income
Noninterest income, excluding securities transactions, was $801 thousand for the quarter, a 23.6% increase from second quarter 2001 noninterest income of $648 thousand.  Other noninterest income increased $137 thousand to $277 thousand, compared to $140 thousand in the same quarter of 2001, with $127 thousand of the increase being attributed to non deposit investment fees produced by EVB Investments, Inc.

Noninterest income, excluding securities transactions,  for the six months ended June 30, 2002 increased $254 thousand from $1.27 million in 2001 to $1.53 million in 2002, with over 70% of that increase coming from non deposit investment fees produced by EVB Investments, Inc.

Noninterest Expense
Noninterest expense increased $365 thousand or 11.7 % from $3.12 million for the second quarter of 2001 to $3.48 million in 2002. Salary and benefits expense increased $163 thousand or 8.8% for the quarter vs. 2001, as the result of  normal increases in salaries and benefits and a new investment subsidiary and two new branches opened in the second half of 2001. The second quarter of the prior year included a one-time retirement supplement of $351 thousand, absent which the second quarter 2002 increase would have been $514 thousand or 34.2%.  Net occupancy expense increased $62 thousand or 16.4% to $441 thousand compared to $379 thousand in the same period in the prior year, again caused by the addition of two new branches.  All other noninterest expenses increased $140 thousand or 14.6% to $1.02 million for the second quarter of 2002 from $884 thousand for the same period in 2001, the major expense increases being $31 thousand for miscellaneous operating expense, $27 thousand for data processing related to growth in accounts and transactions, and $21 thousand for education and training primarily related to the implementation of a new online banking product.

For the six months ended June 30, 2002, noninterest expense increased $1.1 million (19.0%) to $ 6.85 million from $5.76 million for the comparable period of 2001.   The largest contributor to this increase is salaries and benefits which increased $641 thousand to $3.95 million from $3.31 million for the first six months of 2001, and without the $351 thousand prior year retirement supplement would have been up $992 thousand, as the result of record growth, normal increases in salaries and benefits and the new investment subsidiary and two new branches.  Occupancy expense was up $75 thousand or 9.6% as a result of the new branches opened in the second half of 2001.  Other operating expenses increased $375 thousand or 22.5%, with the primary contributors being telephone expense up $76 thousand, miscellaneous operating expense up $67 thousand, printing and supplies up $59 thousand, legal fees up $53 thousand, data processing up $51 thousand, and education/training up $40 thousand, all related to a combination of the new investment subsidiary, two new branches and record growth

Income Taxes
Income tax expense for the second quarter of 2002 was $712 thousand, compared to $420 thousand for the same period in 2001.  Income taxes reflect an effective tax rate of 28.2% for the second quarter of 2002, compared to 26.7% for the same quarter in 2001.  Income tax expense for the first six months of  2002 was $1.3 million, compared to $903 thousand for the first half of 2001.  The effective tax rate for the first six months of 2002 was 27.3%, compared to 26.6% for the first six months of 2001.

ASSET QUALITY
The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio.  In determining the adequacy of the allowance, management considers historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $4.1 million at June 30, 2002, compared to $4.7 million at December 31, 2001, reflecting a 12.0% decrease in the first six months of the year. Nonperforming loans have decreased substantially from  a level as high as  $6.1 early in the fourth quarter of 2001.  EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. During the first half of 2002, nonperforming loans secured by real estate decreased $309 thousand, nonperforming commercial loans decreased by $375 thousand, and nonperforming consumer loans increased by $80 thousand.  Nonperforming assets are composed largely (70.4%) of loans secured by real estate in the Company’s market area.  Based on historical data that reflects minimal losses on loans secured by real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $230 thousand for the quarter, and $328 thousand for the first six months of 2002, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of  0.24 % and 0.18% respectively.  This compares to 2001 full year net charge-offs of $1.36 million or 0.43% of average loans and second quarter 2001 net charge-offs of $97 thousand and first six months of 2001 net charge-offs of $286 thousand.

The allowance for loan losses increased to $5.69 million at June 30, 2002, as compared to $5.23 million at December 31, 2001.  The allowance increased $457 thousand in the first six months of 2002 as compared to $246 thousand for the first six months of 2001.  The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans.  The ratio of allowance for loan losses to total loans was 1.48 % at June 30, 2002, compared to 1.50% at year end and 1.47% at June 30, 2001.

Also included in nonperforming loans are loans considered impaired  on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms.  At June 30, 2002, the Company reported $40 thousand of impaired loans.  The average balance of impaired loans for the first six months of 2002 was $22 thousand.

Nonperforming Assets	June 30 2002	December 31 2001
(Dollars in thousands)

Nonaccrual loans	$4,047	$4,651
Restructured loans	—	—
Loans past due 90 days and accruing interest	55	9

Total nonperforming loans	$4,102	$4,660
Other real estate owned	—	—

Total nonperforming assets	$4,102	$4,660
Nonperforming assets to total loans and other real estate	1.05%	1.34%
Allowance for loan losses to nonaccrual loans	140.62%	112.52%
Net charge-offs to average loans for the year	0.18%	0.43%
Allowance for loan losses to period end loans	1.48%	1.50%

EVB closely monitors those loans that are deemed to be potential problem loans.  Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms.  These loans are subject to constant management attention, and their status is reviewed on a regular basis.  The potential problem loans identified at June 30, 2002 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance.  At June 30, 2002,  potential problem loans were approximately $848 thousand including two lending relationships with principal balances in excess of $100,000 which had an aggregate principal balance outstanding of $207 thousand.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization.  To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments.  In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks, and the Federal Home Loan Bank of Atlanta.  Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company’s franchise when appropriate.  The Company’s risk-based capital position at June 30, 2002 was $48.3 million, or 14.2% of risk-weighted assets  for Tier 1 capital and $52.6 million, or 15.4% for total risk based capital.  Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1.  Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.  Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

Inflation
In financial institutions, unlike most other industries, virtually all of the assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on a bank’s performance than the effects of general levels of inflation.  While interest rates are significantly impacted by inflation, neither the timing nor the magnitude of the changes are directly related to price level movements.  The impact of inflation on interest rates, loan demand, and deposits are reflected in the consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2001 year end.

FORM 10-Q      PART II  –  OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings to which the registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened.  The only litigation in which EVB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 2. Changes in Securities and use of proceeds     (not applicable)

Item 3. Defaults Upon Senior Securities     (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 18, 2002, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Against	Abstain

W. Rand Cook	3,721,647	6,220	18,187
L. Edelyn Dawson, Jr.	3,726,372	2,295	18,187
F. L. Garrett, III	3,726,372	1,495	18,187
G. Warren Haynie, Jr.	3,725,575	2,292	18,187
Eric A. Johnson	3,725,999	1,868	18,187
William L. Lewis	3,722,882	4,985	18,187
Charles R. Revere	3,727,494	373	18,187
Lewis R. Reynolds	3,725,199	2,668	18,187
Ned Stephenson	3,725,199	2,668	18,187
Howard R. Straughan, Jr.	3,723,099	4,769	18,187
Leslie E. Taylor	3,722,441	5,426	18,187
J. T. Thompson, III	3,698,623	29,244	18,187

2. To ratify the appointment by the Board of Directors of Yount, Hyde & Barbour, P.C. as the Corporation’s independent auditors for the ensuing year.

For	3,725,026
Against	10,405
Abstain	8,542

Item 5. Other Information     (not applicable)

Item 6. Exhibits and Reports on Form 8-K
a) Exhibits

Exhibit No.	Exhibit Name

11	Statement re: Computation of Per Share Earnings - Included under Part I, Item I, Note 8 of this Form 10-Q.

b) No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/	Ned Stephenson
President and Chief Executive Officer

/s/	Ronald L. Blevins
Vice President and Chief Financial Officer

Date:	August 12, 2002

(Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanies this filing as separate correspondence.)