Form 10-Q
period 2002-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2002-11-13
CIK 1047170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2002 was 4,863,469.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30 2002 (unaudited)	December 31 2001 (audited)

Assets:
Cash and due from banks	$14,415	$16,107
Federal funds sold	15,143	4,766
Securities available for sale at fair value	98,317	91,880
Loans, net	387,471	342,763
Deferred income taxes	725	1,571
Bank premises and equipment	6,786	6,161
Accrued interest receivable	2,661	2,740
Other assets	1,759	1,275

Total assets	$527,277	$467,263

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing demand accounts	$52,111	$45,160
Savings accounts and interest bearing deposits	200,232	171,319
Time deposits	202,406	191,762

Total deposits	454,749	408,241
Long-term debt	15,000	6,000
Accrued interest payable	890	1,063
Other liabilities	4,968	4,567

Total liabilities	475,607	419,871
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,870,471 and 4,901,095 respectively	9,741	9,802
Retained earnings	39,255	36,627
Accumulated other comprehensive income	2,674	963

Total shareholders’ equity	51,670	47,392
Total liabilities and shareholders’ equity	$527,277	$467,263

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollars in thousands except share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Interest Income
Loans	$7,518	$6,949	$22,063	$20,695
Interest and dividends on securities:
Taxable interest income	666	733	2,063	2,158
Tax exempt interest income	459	436	1,381	1,299
Dividends	29	36	95	115
Interest on federal funds sold	62	124	103	305

Total interest and dividend income	8,734	8,278	25,705	24,572
Interest Expense
Deposits	2,891	3,770	8,794	11,443
Short-term borrowings	—	—	7	6
Long-term debt	188	90	429	290

Total interest expense	3,079	3,860	9,230	11,739

Net interest income	5,655	4,418	16,475	12,833
Provision for loan losses	380	587	1,165	1,119

Net interest income after provision for loan losses	$5,275	$3,831	$15,310	$11,714
Other income
Service charges on deposit accounts	513	494	1,531	1,440
Gain (loss) on sale of available for sale securities	15	—	18	6
Investment services income	84	6	262	6
Other operating income	153	141	480	464

	765	641	2,291	1,916

Other Expenses
Salaries and benefits	2,200	1,548	6,150	4,857
Net occupancy expense of premises	458	373	1,312	1,151
Printing and supplies	111	101	387	318
Advertising/marketing	77	69	226	269
Data processing	102	77	290	214
Consultant fees	113	64	190	124
Other operating expenses	671	476	2,025	1,532

	3,732	2,708	10,580	8,465

Income before income taxes	2,308	1,764	7,021	5,165
Income Tax Expense	708	486	1,992	1,389

Net income	$1,600	$1,278	$5,029	$3,776

Earnings Per Share, basic and assuming dilution	$0.33	$0.26	$1.03	$0.77
Dividends per share	$0.14	$0.13	$0.40	$0.39

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	September 30 2002	September 30 2001

Cash Flows from Operating Activities
Net income	$5,029	$3,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	725	702
Provision for loan losses	1,165	1,119
Gain realized on available for sale securities	(18)	(6)
Net gain on sale of OREO	—	(30)
Increase in other assets	(427)	(822)
Increase in other liabilities	228	762

Net cash provided by operating activities	6,702	5,501
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities	19,769	23,322
Purchase of available for sale securities	(23,417)	(25,416)
Purchase of FHLB and Federal Reserve Bank stock	(218)	(33)
Net increase in loans	(45,872)	(27,700)
Purchases of bank premises and equipment	(1,325)	(1,251)
Proceeds from sale of OREO	—	249

Net cash (used in) investing activities	(51,063)	(30,829)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	35,864	28,598
Net increase in certificates of deposit	10,644	12,734
Issuance of common stock under dividend reinvestment plan	237	—
Acquisition of common stock	(744)	(755)
Dividends declared	(1,955)	(1,922)
Increase/(decrease) in borrowings	9,000	(2,048)

Net cash provided by financing activities	53,046	36,607

Increase in cash and cash equivalents	8,685	11,279
Cash and cash equivalents
Beginning of period	20,873	16,125

End of period	$29,558	$27,404

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$9,403	$11,718
Income taxes	$1,913	$1,883
Loans transferred to OREO		$113

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital Surplus

Balances - January 1, 2001	$45,031		$34,338	$207	$9,897	589
Comprehensive income:
Net income	3,776	$3,776	3,776
Other comprehensive income, net of tax
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain arising during the period	1,577	1,577
Less: reclassification adjustment, net of tax of $2	(4)	(4)

Other comprehensive income, net of tax	1,573	1,573		1,573

Total comprehensive income		$5,349

Repurchases and retirement of stock	(755)		(66)		(100)	(589)
Dividends declared	(1,922)		(1,922)	—	—	—

Balances-September 30, 2001	$47,703		$36,126	$1,780	$9,797	$—

Balances - January 1, 2002	$47,392		$36,627	$963	$9,802	$—
Comprehensive income:
Net income	5,029	$5,029	5,029
Other comprehensive income, net of tax
Unrealized gain/(loss) on securities available for sale:
Unrealized holding gain arising during the period	1,723	1,723		1,723
Less: reclassification adjustment, net of tax of $6	(12)	(12)		(12)

Other comprehensive income, net of tax	1,711	1,711		1,711

Total comprehensive income		$6,740

Repurchases and retirement of stock	(744)		(656)		(88)
Issuance of stock under dividend reinvestment plan	237		210		27
Dividends declared	(1,955)		(1,955)	—	—	—

Balances-September 30, 2002	$51,670		$39,255	$2,674	$9,741	$—

See Notes to Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)

1.

The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Income for the three-month and nine month periods ended September 30, 2002, and September 30, 2001, the Consolidated Statement of Cash Flows and the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2002, and September 30, 2001, prepared in accordance with instructions for Form 10-Q, are unaudited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2001.

2.

Eastern Virginia Bankshares (the “Company or EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB.  The transaction was accounted for using the pooling-of-interest method of accounting.  The Company opened its third subsidiary in May, 2000 when Hanover Bank began operations in Hanover County, VA.

3.

During the three months ended September 30, 2002, the Company repurchased 19,736 shares of its common stock at an average price of $17.62 per share.  For the nine months ended September 30, 2002, the Company has repurchased 44,264 shares of its common stock at an average price of $16.82 per share. The repurchase and retirement of shares is part of the Board’s authorization to repurchase up to 60,000 shares per quarter from the 4.9 million shares outstanding.

4.	The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at September 30, 2002 are as follows:
(in thousands)

	September 30, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale:
U.S. Government obligations	$500	$6	$—	$506
Obligations of U.S. Government agencies	37,250	784	49	37,985
Obligations of state/political subdivisions-tax exempt	41,128	2,449	14	43,563
Obligations of state/political subdivisions-taxable	4,537	286	—	4,823
Corporate bonds	8,162	676	87	8,751
Other securities	2,689	—	—	2,689

Total	$94,266	$4,201	$150	$98,317

Note 6.  EVB’s loan portfolio is composed of the following:
                                   (in thousands)

	September 30 2002	December 31 2001

Commercial, industrial and agricultural loans	$46,050	$43,809
Residential real estate mortgage	196,962	179,641
Real estate construction	15,389	10,708
Commercial real estate	70,233	49,239
Consumer loans	68,758	68,605
All other loans	276	652

Total loans	397,668	352,654
Less unearned income	(4,338)	(4,657)
Less allowance for loan losses	(5,859)	(5,234)

Total net loans	$387,471	$342,763

EVB has $3.8 million in non-performing loans at September 30, 2002.

Note 7.  Allowance for Loan Losses

	September 30 2002	December 31 2001	September 30 2001

Balance January 1	$5,234	$4,408	$4,408
Provision charged against income	1,165	2,183	1,119
Recoveries of loans charged off	238	298	226
Loans charged off	(778)	(1,655)	(749)

Balance at end of period	$5,859	$5,234	$5,004

Note 8.  Earnings Per Share
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income otherwise available to shareholders.

	Three Months Ended

	September 30 2002		September 30 2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	4,883,894	$0.33	4,908,012	$0.26
Effect of dilutive securities, stock options	3,236		—

Diluted earnings per share	4,887,130	$0.33	4,908,012	$0.26

	Nine Months Ended

	September 30 2002		September 30 2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	4,890,624	$1.03	4,920,020	$0.77
Effect of dilutive securities, stock options	1,979		—

Diluted earnings per share	4,892,603	$1.03	4,920,020	$0.77

Note 9.  Accounting Rule Changes
In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

The Financial Accounting Standards Board issued Statement  No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002.  FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business

Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001.  Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

PART - 1- FINANCIAL INFORMATION

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

OVERVIEW AND FINANCIAL CONDITION
Net income increased 25.2% to $1,600 for the third quarter of 2002, compared to  $1,278 for the same period in 2001.  Earnings per share increased 26.9% to $0.33 compared to $0.26 in the third quarter of 2001.  Year-to-date earnings per share of $1.03 represent an increase of 33.8% compared to $0.77 per share for the first nine months of 2001. Net interest margin increased significantly to 4.76% from 4.36% in the third quarter of 2001.  The provision for loan losses decreased $207 thousand over the third quarter of 2001, and increased $46 thousand year to date, compared to the first nine months of the prior year.  The decrease in the provision compared to the third quarter of the prior year results from a continuation of improved loan quality.

Total assets on September 30, 2002 were $527.3 million, up $60.0 million or 12.8% from $467.3 million at December 31, 2001.  For the quarter, total assets averaged $512.6 million or 16.4% above the third quarter 2001 average of $440.3 million.  Total loans, net of unearned income, were $393.3 million at September 30, 2002, an increase of  $45.3 million or 13.0% from  $348.0 million at December 31, 2001.  Total loans net of the allowance for loan losses as a percent of total assets were 73.5% at September 30, 2002, as compared to 73.4% at December 31, 2001.  Net loan volume for the first nine months of 2002 was $44.7 million as compared to $26.5 million for the first nine months of 2001.  Increased loan growth in 2002 versus 2001 is primarily the result of strong loan demand and two new branches opened in the second half of 2001.

On September 30, 2002, the securities portfolio totaled $98.3 million, which was $6.4 million or 7.0 % above the level at December 31, 2001. Funds that are invested in the securities portfolio are part of the effort to balance interest rate risk.  Federal funds sold were $15.1 million on September 30, 2002, compared to $4.8 million at December 31, 2001, a net increase of $10.3 million.  This increase in federal funds sold and in the securities portfolio is primarily the result of growth in all facets of the Company.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale (AFS).  The effect of the change in market value of AFS securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income” in Shareholders’ Equity, which was $2.7 million at September 30, 2002, an increase of $1.7 million from 2001 year end.  This increase in the unrealized gain on securities is also reflected under the “Other Comprehensive Income” category on the Consolidated Statement of Changes in Shareholders’ Equity.  The increase in unrealized gain on securities primarily results from increased market values as interest rates have declined.

Total deposits of $454.7 million at quarter end represented an increase of $46.5 million or 11.4% from $408.2 million at December 31, 2001. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base.  The first nine months of 2002 reflect a $35.9 million increase in demand, savings and money market deposits, while certificates of deposit increased $10.6 million.  Depositors have reacted to lowered interest rates by seeking shorter maturities.  To partially offset the shortening of deposit maturities, the Company increased its long-term borrowing with the Federal Home Loan Bank of Atlanta by $9 million during the first nine months of 2002 and has aggressively marketed long term certificates of deposit.

RESULTS OF OPERATIONS
Eastern Virginia Bankshares reported record earnings for both the third quarter and the nine months ended September 30, 2002.  Net income for the quarter was $1.6 million, an increase of $322 thousand from third quarter 2001 earnings of $1.28 million.  Net income for the nine months ended September 30, 2002 increased 33.2% to $5.03 million compared to $3.78 million for the first three quarters of 2001. Net income for the quarter and first nine months was impacted primarily by increased net interest margin compared to 2001 and by a nonrecurring retirement supplement expense of $351 thousand in the second quarter of 2001.  Noninterest expense increased $1.02 million compared to the third quarter of 2001, and increased $2.12 million for the first nine months compared to the similar period for 2001, both periods impacted by the expenses of two new Hanover Bank branches and the banks’ investment subsidiary EVB Investments, Inc, all of which opened in the second half of 2001.  Also impacting noninterest expense in the third quarter were $250 thousand of expenses related to the Company’s reengineering work to take full advantage of the holding company structure including $117 thousand in severance expense.  It is anticipated that reengineering expenses will continue at a similar level in the final quarter of 2002 and the first quarter of 2003, with full recovery by year end 2003 in the form of increased revenue and decreased expense.

Yield on earning assets was 7.27% for the quarter and 7.46% for the first nine months, as compared to 8.02% and 8.24% for the same periods in 2001. The cost of interest bearing liabilities was 3.02% for the quarter and 3.15% for the first nine months as compared to 4.44% and 4.67% for the comparable periods in 2001.  Annualized return on average assets was 1.24% for the quarter and 1.37% for the nine month period, compared to 1.16% and 1.19% for the same periods in 2001.  EVB’s annualized return on average equity was 12.5% for the quarter and 13.7% for the first nine months, compared to 10.9% and 11.0% for the same periods in 2001.

Net Interest Income
Net interest income totaled $5.66 million for the quarter, a $1.24 million or 28.0% increase over the Company’s performance for the third quarter of 2001. The increase in net interest income results almost evenly from an increase in average earning assets and an increase in net interest margin on a taxable equivalent basis.  Average earning assets increased 16.4% to $491.9 million from $422.5 million for the third quarter of 2001.  Compared to the same period in 2001, average loans increased 20.8%, and average securities increased 3.7%, while average federal funds sold decreased 3.7%. The net interest margin for the three month period ended September 30, 2002 was 4.76%, compared to 4.36% for the comparable period in the prior year.  The increase in net interest margin results from an 75 basis point decrease in yield on average earning assets which was more than offset by a 142 basis point decrease in the cost of interest bearing funds.

Net interest income for the nine months ended September 30, 2002 was $16.5 million, an increase of $3.6 million, or 28.4% from $12.8 million for the same period in 2001. For the nine months ended September 30, 2002, average loans increased $60.6 million to $373.6 million compared to $313.0 million for the same period in 2001. The increase in average loans is the result of strong loan growth fueled by new branches opened in 2001.  The 45 basis point increase in net interest margin results from a 152 basis point decrease in the cost of interest bearing funds from 4.67% in 2001 to 3.15% for the first nine months of 2002, while the yield on interest bearing assets on a taxable equivalent basis decreased by only 78 basis points from 8.24% to 7.46% for the same period.

Noninterest Income
Noninterest income, excluding securities transactions, was $750 thousand for the quarter, a 17.0% increase from third quarter 2001 noninterest income of $641 thousand.  Other noninterest income increased $12 thousand to $153 thousand, compared to $141 thousand in the same quarter of 2001, while non-deposit investment fees produced by EVB Investments, Inc. increased $78 thousand from the prior year third quarter.

Noninterest income, excluding securities transactions, for the nine months ended September 30, 2002 increased $363 thousand from $1.91 million in 2001 to $2.27 million in 2002, with $256 thousand of that increase coming from non-deposit investment fees produced by EVB Investments, Inc.

Noninterest Expense
Noninterest expense increased $1.02 million or 37.8 % from $2.7 million for the third quarter of 2001 to $3.7 million in 2002. Salary and benefits expense increased $652 thousand or 42.1% for the quarter vs. 2001, as the result of normal increases in salaries and benefits, severance expense and a new investment subsidiary and two new branches opened in the second half of 2001. Net occupancy expense increased $85 thousand or 22.8% to $458 thousand compared to $373 thousand in the same period in the prior year, again caused by the addition of the investment company and two new branches.  All other noninterest expenses increased $287 thousand or 36.5% to $1.07 million for the third quarter of 2002 from $787 thousand for the same period in 2001, the major expense increases being $49 thousand in consultant fees related to the reengineering project, $27 thousand for miscellaneous operating expense, $25 thousand for data processing related to growth in accounts and transactions, and $26 thousand for postage.

For the nine months ended September 30, 2002, noninterest expense increased $2.1 million (25.0%) to $10.6 million from $8.5 million for the comparable period of 2001.   The largest contributor to this increase is salaries and benefits which increased $1.3 million to $6.15 million from $4.86 million for the first nine months of 2001, and without the prior year retirement supplement and current year severance expense of $117 thousand would have been up $1.5 million, as the result of record growth, normal increases in salaries and benefits and the new investment subsidiary and two new branches.  Occupancy expense was up $161 thousand or 14.0% as a result of the investment subsidiary and new branches opened in the second half of 2001.  Other operating expenses increased $661 thousand or 26.9%, with the primary contributors being telephone expense up $80 thousand, miscellaneous operating expense up $94 thousand, printing and supplies up $69 thousand, legal fees up $71 thousand, data processing up $76 thousand, and consultant fees up $66 thousand, all related to a combination of the new investment subsidiary, two new branches, record growth and reengineering expenses.

Income Taxes
Income tax expense for the third quarter of 2002 was $708 thousand, compared to $486 thousand for the same period in 2001.  Income taxes reflect an effective tax rate of 30.7% for the third quarter of 2002, compared to 27.6% for the same quarter in 2001.  Income tax expense for the first nine months of 2002 was $2.0 million, compared to $1.4 million for the first three quarters of 2001.  The effective tax rate for the first nine months of 2002 was 28.4%, compared to 26.9% for the first nine months of 2001.  The effective tax rate for 2002 has increased because of the significant increase in income subject to the 34% statutory tax rate.

ASSET QUALITY
The Company’s allowance for loan losses is an estimate of the amount needed to provide for inherent losses in the loan portfolio.  In determining the adequacy of the allowance, management considers historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $3.8 million at September 30, 2002, compared to $4.7 million at December 31, 2001, reflecting an 18.3% decrease in the first nine months of the year. Nonperforming loans have decreased substantially from a level as high as  $6.1 million early in the fourth quarter of 2001.  EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. During the first nine months of 2002, nonperforming loans secured by real estate decreased $558 thousand, nonperforming commercial loans decreased by $242 thousand, and nonperforming consumer and credit card loans decreased by $53 thousand as the subsidiary banks increased their collection efforts.  Nonperforming assets are composed largely (69.3%) of loans secured by real estate in the Company’s market area.  Based on historical data that reflects minimal losses on loans secured by real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $212 thousand for the quarter, and $540 thousand for the first nine months of 2002, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of  0.22% and 0.19% respectively.  This compares to 2001 full year net charge-offs of $1.36 million or 0.43% of average loans and third quarter 2001 net charge-offs of $236 thousand and first nine months of 2001 net charge-offs of $523 thousand.  The full year 2001 net charge offs included a single credit of $500 thousand.

The allowance for loan losses increased to $5.86 million at September 30, 2002, as compared to $5.23 million at December 31, 2001.  The allowance increased $625 thousand in the first nine months of 2002 as compared to $596 thousand for the first nine months of 2001.  The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans.  The ratio of allowance for loan losses to total loans was 1.49 % at September 30, 2002, compared to 1.50% at year end and 1.53% at September 30, 2001.

Also included in nonperforming loans are loans considered impaired about which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms.  At September 30, 2002, the Company reported $35 thousand of impaired loans.  The average balance of impaired loans for the first nine months of 2002 was $26 thousand.  A loan is considered impaired when management believes it probable that the banks will be unable to collect all principal and interest amounts according to the contractual terms of the agreement although the loan may be fully current in its payments as of the reporting date.

Nonperforming Assets (Dollars in thousands)	September 30 2002	December 31 2001

Nonaccrual loans	$3,780	$4,651
Restructured loans	—	—
Loans past due 90 days and accruing interest	27	9

Total nonperforming loans	$3,807	$4,660
Other real estate owned	—	—

Total nonperforming assets	$3,807	$4,660
Nonperforming assets to total loans and other real estate	0.97%	1.34%
Allowance for loan losses to nonaccrual loans	155.00%	112.52%
Net charge-offs to average loans for the year	0.19%	0.43%
Allowance for loan losses to period end loans	1.49%	1.50%

EVB closely monitors those loans that are deemed to be potential problem loans.  Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms.  These loans are subject to constant management attention, and their status is reviewed on a regular basis.  The potential problem loans identified at September 30, 2002 are generally well secured by residential and commercial real estate with appraised values that exceed the principal balance.  At September 30, 2002, potential problem loans were approximately $754 thousand.

Liquidity

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization.  To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments.  In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks and the Federal Home Loan Bank of Atlanta.  Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

Capital Resources

EVB’s strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company’s franchise when appropriate.  The Company’s risk-based capital position at September 30, 2002 was $49.0 million, or 14.0% of risk-weighted assets for Tier I capital and $53.4 million, or 15.2% for total risk-based capital.  Tier I capital consists primarily of common shareholders’ equity, while total risk-based capital adds a portion of the allowance for loan losses to Tier I.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.  Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%.

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

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to the Company and its subsidiaries.

As part of this evaluation process, management placed particular focus on certain controls and procedures that independent audit and regulatory examinations had identified in early 2002 as potential issues.  Management had taken steps prior to its evaluation to address these issues, which are described below, and continues to monitor the implementation of remaining corrective measures.

The Company’s independent auditors, Yount, Hyde & Barbour, P.C. (“YH&B”), advised the Company’s management and the Audit Committee of the Company’s Board of Directors of the following matters noted in connection with its audit of the Company’s consolidated financial statements for 2001.  YH&B considered these matters to be material weaknesses constituting reportable conditions under standards established by the American Institute of Certified Public Accountants:

•	Only limited internal audit work was performed during 2001.

•	Only limited loan review was performed at Southside Bank, and no loan review was performed at the Company’s other bank subsidiaries.
•	Daily file maintenance reviews were not performed.
•	There was inadequate segregation of duties.

In addition, the Company had been advised that the following steps should be taken to improve controls in the following areas:

•	Modify the organizational structure of the Company to provide a risk management focus.
•	Develop a consistent loan grading system at all subsidiary banks.
•

Expand deposit account procedures to include proper safeguarding of signature cards, verification of prospective customers, proper processing of dormant account transactions, wire transfer procedures, and overdrawn account charge-off procedures, including Board reporting.

•	Improve procedures for tracking loan file documentation exceptions, processing past due notices, and processing of payments on nonaccrual loans.
•	Begin a quarterly reconcilement of correspondent bank safekeeping reports to the correspondent bank portfolio accounting reports.
•	Begin a quarterly independent review that reconciles subsidiary ledger trial balances to the general ledger and document supervisory review of account reconcilements.
•

Develop formalized vendor management for major vendors providing essential services to the Company.  Because the reduced operational control over outsourced activities may expose the Company to additional risks, management has been advised to develop a formal and written program for evaluating and monitoring service level agreements for contractual obligations and financial performance and for effective selection, oversight, and management of such relationships.

Beginning in 2002, new management of the Company has taken corrective actions to address each issue, as follows:

•

A revision of the organizational structure of the Company is expected to be implemented in phases over the next year, with a separate risk management function to be implemented in the fourth quarter of 2002.

•	The Company has expanded the number of hours of work authorized under its internal audit plan for 2003 by more than 100%, compared to prior years.
•	The Company has expanded the loan review function at Southside Bank and implemented a loan review function at Bank of Northumberland and Hanover Bank.
•

The Company engaged a consultant to perform a control self assessment process throughout the Company.  The consultant has addressed all areas of internal control, including daily file maintenance reviews, segregation of duties, deposit customer opening and closing procedures, loan documentation procedures, and all balance sheet account reconcilements.  Control Self Assessment (CSA) is a methodology used to review key business objectives, risks involved in achieving the objectives, and internal controls designed to manage those risks.  This CSA process, which began in March, 2002, is expected to continue through the remainder of 2002 and most of 2003.

•	The Company has engaged a consultant to develop a vendor management process. This process has been completed and is expected to be implemented prior to year end 2002.

The Company continues to evaluate the effectiveness of these actions as well as the Company’s overall disclosure controls and procedures and internal controls and will take such further actions as dictated by such continuing reviews.

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

Item 3. Defaults Upon Senior Securities     (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders     (not applicable)

Item 5. Other Information     (not applicable)

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
Exhibit No.	Exhibit Name

•	Statement re: Computation of Per Share Earnings - Included under Part I, Item I, Note 8 of this Form 10-Q.
•	Exhibit 99.1 - Section 906 Certification by Chief Executive Officer
•	Exhibit 99.2 - Section 906 Certification by Chief Financial Officer
•

The registrant filed Form 8-K on August 20, 2002, announcing that the Board had appointed Joe A. Shearin as Interim President and CEO and that the Board had accepted the resignation of former President and CEO Ned Stephenson.

•	EVB filed Form 8-K on August 13, 2002, submitting certification of the Company’s second quarter Form 10-Q by it’s CEO and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.

/s/ JOE A. SHEARIN

President and Chief Executive Officer

/s/ RONALD L. BLEVINS

Sr. Vice President and Chief Financial Officer

Date: November 7, 2002

SECTION 302 CERTIFICATION

I, Joe A. Shearin, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eastern Virginia Bankshares;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d.14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	/s/ JOE A. SHEARIN

Joe A. Shearin President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Ronald L. Blevins, Sr. Vice President and Chief Financial Officer of the Company, certify that:

2.	I have reviewed this quarterly report on Form 10-Q of Eastern Virginia Bankshares;

3.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d.14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
1.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officers, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 7, 2002	/s/ RONALD L. BLEVINS

Ronald L. Blevins Sr. Vice President & Chief Financial Officer