Form 10-K
period 2002-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2003-03-24
CIK 1047170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-23565

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $87,895,614.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2003 was 4,851,035.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2003 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 17, 2003 are incorporated by reference into Part III.

[LOGO OF EASTERN VIRGINIA BANKSHARES]

OUR MISSION     To produce maximum value for its shareholders by operating strong, independent, financial services providers, by delivering quality service to customers, and by contributing to the economic vitality and quality of life in the communities we serve, while providing a good work environment for our employees. To that end, we are committed to communicating strategies and progress to our employees and empowering managers to take leadership roles to make our company the “Best of the Best.”

Eastern Virginia Bankshares 1

Selected Financial Data
(in thousands except ratios and per share amounts)

	Year Ended December 31

	2002	2001	2000	1999	1998

Income Statement Data:
Interest income	$34,617	$32,903	$30,728	$27,637	$26,670
Interest expense	12,107	15,373	14,513	11,867	11,846

Net interest income	22,510	17,530	16,215	15,770	14,824
Provision for loan losses	1,515	2,183	647	510	449

Net interest income after provision for loan losses	20,995	15,347	15,568	15,260	14,375
Noninterest income	3,059	2,636	2,235	1,799	1,764
Securities gains (losses)	93	7	(10)	(76)	8
Noninterest expense	14,952	11,460	10,346	8,813	8,442

Income before income taxes	9,195	6,530	7,447	8,170	7,705
Income taxes	2,546	1,650	1,926	2,210	2,088

Net Income	$6,649	$4,880	$5,521	$5,960	$5,617

Per Share Data:
Net Income, basic and assuming dilution	$1.36	$0.99	$1.12	$1.17	$1.08
Cash dividends	0.54	0.52	0.52	0.48	0.44
Book value at period end	10.79	9.67	9.10	8.50	8.22

Balance Sheet Data:
Assets	$540,290	$467,263	$407,105	$377,839	$347,995
Loans, net of unearned income	399,134	347,977	301,032	273,858	239,664
Securities	102,210	91,880	83,403	88,076	81,333
Deposits	469,117	408,241	350,414	322,647	304,330
Shareholders’ equity	52,403	47,392	45,031	42,795	42,257
Average shares outstanding	4,884	4,915	4,948	5,092	5,179

Performance Ratios
Return on average assets	1.33%	1.13%	1.40%	1.64%	1.66%
Return on average equity	13.33%	10.47%	12.94%	13.95%	13.56%
Dividend payout	39.66%	52.45%	46.57%	41.08%	40.52%
Efficiency (1)	56.66%	54.74%	53.63%	47.83%	48.45%
Average equity to average assets	9.97%	10.75%	10.85%	11.78%	12.26%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.44%	1.50%	1.46%	1.52%	1.61%
Allowance for loan losses to nonaccrual loans	177.40%	112.52%	224.10%	227.99%	237.39%
Nonperforming assets to period end loans and other real estate	0.86%	1.34%	0.95%	1.24%	1.29%
Net charge-offs to average loans	0.26%	0.43%	0.14%	0.08%	0.20%

Capital and Liquidity Ratios:
Leverage	9.39%	10.08%	11.14%	11.98%	12.39%
Risk-based capital ratios:
Tier 1 capital	13.86%	14.79%	16.58%	17.98%	19.34%
Total capital	15.11%	16.05%	17.89%	19.24%	20.59%
Average loans to average deposits	85.23%	84.82%	85.42%	81.98%	79.23%

Note: (1)	Efficiency ratio is computed by dividing non-interest expense by the sum of net-interest income on a tax equivalent basis and non-interest income, net of securities gains or losses.

To Our Shareholders:

On behalf of the Board of Directors of Eastern Virginia Bankshares, we are pleased to report on your company’s 2002 performance.  Eastern Virginia Bankshares enjoyed its best year since inception, reaching $540 million in assets, and $6.6 million in net income.

Net income increased from $.99 per share in 2001 to $1.36 in 2002, of which $.54 was returned to you, our shareholder, via dividends. The primary factors attributable to the earnings increase are the significant increase in net interest income fueled by record loan growth, improved margins, and a reduction in the provision for loan losses, as nonperforming assets decreased by 26%, compared to 2001 year end.  Further, return on average equity (ROE) and return on average assets (ROA) increased to 13.33% and 1.33%, respectively, as compared to 10.47%, and 1.13%, respectively, in 2001.

With 16 sixteen branches and two slated to open in 2003, major opportunities avail themselves to our company.  We feel that we are prepared for these challenges.  Further, we continue to seek opportunities for branch expansion in an effort to complement our footprint into contiguous and complementary markets.

During 2002 management initiated a company-wide re-engineering plan. We refer to this initiative as our Standards of Excellence Engagement.  The objectives of this engagement are as follows:

•	Take full advantage of the Holding Company Structure
•	Standardize procedures
•	Devise methodologies to enjoy economies of scale
•	Improve efficiencies and develop “Best Practices”
•	Enhance revenue
•	Enhance utilization of technology
•	Maintain our leadership in the markets we serve
•	Maximize shareholder value

Eastern Virginia Bankshares 3

[LOGO OF SOUTHSIDE BANK]

[PHOTO OF MIKE MARTIN]

Mike Martin, Vice President and Manager of the new Glocester Point branch of Southside Bank.

(In thousands)	2002	2001

Income Statement:
Net interest income	$12,237	$9,773
Provision for loan losses	600	926

	11,637	8,847
Noninterest income	1,812	1,711
Noninterest expense	7,342	6,173

Income before taxes	6,107	4,385
Federal income taxes	1,710	1,117

Net income	$4,397	$3,268

Balance Sheet
Assets:
Net loans	$195,742	$179,809
Securities and fed funds sold	58,270	51,590
Other assets	23,889	14,344

Total assets	$277,901	$245,743

Liabilities and shareholders’ equity
Deposits	$236,510	$211,641
Federal Home Loan Bank borrowing	15,000	6,000
Federal funds purchased - affiliates	6,394	8,784
Other liabilities	4,723	5,904
Shareholders equity	15,274	13,414

Total liabilities and shareholders’ equity	$277,901	$245,743

[PHOTO OF SOUTH BANK BOARD OF DIRECTORS]

Southside Bank Board of Directors: (Seated left to right) E. Gary Ball, Joe A. Shearin, F. L. Garrett, III, Emmett Upshaw. (Standing left to right) Leslie E. Taylor, Eric A. Johnson, William L. Lewis, W. Gerald Cox, Charles R. Revere, Lawrence R. Moter, M.D., Harry A. Morris, J. Thomas Newman, William W. Lowery, III.

It has been said that “Building a world class brand begins with a world class vision.”  The Board of Directors and senior executive team devoted three days to re-defining the company’s vision to be in concert with our mission statement.  The primary mission statement to which we are committed is to produce maximum value for our shareholders by operating strong, independent, financial services providers, by delivering quality service to customers, and by contributing to the economic vitality and quality of life in the communities we serve, while providing a good work environment for our employees.  To that end, we are committed to communicating strategies and progress to our employees and empowering managers to take leadership roles to make our company the “Best of the Best.”

As the new century unfolds, our leadership, too, is changing to shape our future to best position our company for success.  A message that is prevalent throughout our company is “doing the right thing.”  To that end, we endeavor to do the right thing for our shareholders, customers and employees.  We are revamping our company to make it a place where employees want to work and display their varied talents to the benefit of our company.  As a knowledge-based learning organization, we encourage our employees to reach their potential through a variety of learning vehicles; i.e, seminars, schools, and other means of personal growth. In an industry where change is prevalent, the recipe for success is knowledge and cutting-edge technology expertise.

Our company has undergone a reorganization effort to strengthen the holding company structure. The employees have embraced our new culture and demonstrated their ability to rise to the occasion to deliver excellent service quality. A Human Resources department led by Robin Jett has been formed to provide human resource support for the banks and Operations Center.

In addition, Lloyd Railey, who most recently served as Southside Bank’s Chief Financial Officer, will assume the role of Risk Management Officer. In this role, he will work with EVB management as well as internal and external auditors and bank regulatory entities to ensure that appropriate systems are in place to minimize risks that occur in all areas of our business.  These risks include traditional and familiar areas such as those addressed by audit, compliance, security, and credit review as well as balance sheet and interest rate risk, legal risk, market risk, and operational risk.

Eastern Virginia Bankshares 5

[LOGO OF HANOVER BANK]

(in thousands)	2002	2001

Income Statement:
Net interest income	$2,810	$1,466
Provision for loan losses	415	333

	2,395	1,133
Noninterest income	203	154
Noninterest expense	2,563	1,866

Income before taxes	35	(579)
Federal income taxes	9	(163)

Net income	$26	$(416)

Balance Sheet
Assets:
Net loans	$66,280	$41,472
Securities and fed funds sold	13,793	16,874
Other assets	4,062	3,517

Total assets	$84,135	$61,863

Liabilities and shareholders’ equity
Deposits	$74,121	$51,180
Other liabilities	2,816	3,736
Shareholders equity	7,198	6,947

Total liabilities and shareholders’ equity	$84,135	$61,863

[PHOTO OF MICHEAL C. DIXON]

Michael C. Dixon, Vice President of Hanover Bank talks with David E. Anthony (left) about the bank’s financing of the new Aegis Applied Films, Inc. building in Ashland.

[PHOTO OF HANOVER BANK BOARD OF DIRECTORS]

Hanover Bank Board of Directors: (Seated left to right) J. T. Thompson, III, William E. Martin, Jr. (Standing left to right) Michael E. Fiore, P.E., John T. Wash, Roger P. Burcham, CPA.

The introduction of Risk Management methodologies and infrastructure within Eastern Virginia Bankshares is another move in positioning our organization for present and future needs.  We are very proud of the fact that EVB is among the first banking organizations of our size to aggressively move in this direction.

In the Operations Center, Joe James, Chief Operating Officer, successfully maximizes the use of technology to deliver state-of-the-art service to the banks and their respective customers.  In a dynamic technology environment, Joe stays abreast of technological enhancements that facilitate and expedite operations.  In addition, as a result of corporate growth, Joe is project manager for a new 15,000 square foot Operations Center scheduled to open this Summer, 2003.

Ron Blevins continues to serve the company well as Chief Financial Officer.  In his expanded role, he oversees all accounting functions and will spearhead a centralization effort.  He also manages spread and cost of funds to maximize interest income yield.

Bank of Northumberland enjoyed another stellar year and is a strong performer in our company.  These results are attributable to the good management and leadership of President Lewis Reynolds.

Hanover Bank, our newest member of the EVB family and led by William E. Martin, proved profitable in its second year of operation.  In this rapidly growing urban market, we anticipate continued strong loan growth.

Southside Bank employees have undergone a reorganization effort that is reflective of the new culture and best mirrors our corporate mission and vision in the markets we serve.  These changes were the driving force in making 2002 the best year in Southside Bank’s 93-year history.

The re-engineering effort further is implemented through Action Teams. These Action Teams are comprised of employees from the three banks and the Operations Center and are charged with establishing  “Best Practices” for all activities.  These teams evaluate every methodology from check processing to loan processing in an effort to streamline activities to maximize operational efficiencies and consolidate these activities at the holding company level where possible.

Eastern Virginia Bankshares 7

[LOGO OF BANK OF NORTHUMBERLAND]

[PHOTO OF DAVID L. COOK]

David L. Cook, Vice President of Bank of Northumberland, Inc. with Mr. John Grogg, new owner of Eubank and Son Hardware, in Kilmarnock, VA.

(in thousands)	2002	2001

Income Statement:
Net interest income	$6,784	$5,626
Provision for loan losses	500	924

	6,284	4,702
Noninterest income	647	729
Noninterest expense	3,113	2,673
Income before taxes	3,818	2,758
Federal income taxes	1,040	696

Net income	$2,778	$2,062

Balance Sheet
Assets:
Net loans	$131,364	$121,482
Securities and fed funds sold	41,279	36,846
Other assets	9,470	8,304

Total assets	$182,113	$166,632

Liabilities and shareholders’ equity
Deposits	$165,432	$150,283
Other liabilities	5,081	5,399
Shareholders equity	11,600	10,950

Total liabilities and shareholders’ equity	$182,113	$166,632

[PHOTO OF BANK OF NORTHUMBERLAND BOARD OF DIRECTORS]

Bank of Northumberland, Inc. Board of Directors: (Seated left to right) W. Leslie Kilduff, Robert L. Covington, Lewis R. Reynolds. (Standing left to right) Alfred D. Hurt, Jr., D.S.S., L. Edelyn Dawson, Jr., Howard R. Straughan, Jr., F. Warren Haynie, Jr., S. Lake Cowart, Sr., (William E. Sanford, Jr. absent).

As there are many challenges facing financial institution providers, we constantly search for new ways in which to combat competitive forces to increase our bottom line.  To that end, we are exploring new products and services that will enhance our overall contribution to net income.

All of the aforementioned changes are a result of our commitment to providing the best products and services via:

•	A knowledge-based learning organization
•	Utilizing “Best Practices”
•	Well-defined delivery channels
•	State-of-the-art technology

A final step in our overall re-engineering strategy involves the Boards of Directors.  In an effort to best serve the banks and holding company, the respective Boards of Directors have made changes in their composition to maximize director participation.

On behalf of the directors, officers, and staff, our commitment to serving one common goal—To Be the Best of the Best—is steadfast.  Thank you for your investment in our company, and we all look forward to bringing you quality results for year 2003.

[PHOTO OF JOE A. SHEARIN AND W. RAND COOK]

/s/	JOE A. SHEARIN	/s/	W. RAND COOK

	President and CEO		Chairman of the Board

Eastern Virginia Bankshares 9

Director/Officers

[LOGO]	Eastern Virginia Bankshares, Inc.

Directors

W. Rand Cook
Partner
McCaul, Martin, Evans, & Cook, P.C.

F. L. Garrett, III
Realtor

F. Warren Haynie, Jr.
Attorney-at-Law

William L. Lewis
Attorney
William L. Lewis, P.C.

Charles R. Revere
President
Revere Gas & Appliance

Joe A. Shearin
President & Chief Executive Officer
Eastern Virginia Bankshares, Inc.

Howard R. Straughan, Jr.
Retired Banker

Leslie E. Taylor
President
Leslie E. Taylor, C.P.A., P.C.

Jay T. Thompson, III
President
Mechanicsville Drug Store

Officers

Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Stacy W. Carlson
Director of Bankers Insurance Division
Corporate Secretary

W. Rand Cook
Chairman of the Board

F.L. Garrett, III
Vice Chairman

A. Faye Hundley
Assistant Vice President

Joseph H. James, Jr.
Senior Vice President and Chief Operations Officer

M. Robin Jett
Assistant Vice President and
Human Resources Director

William E. Martin, Jr.
Senior Vice President

J. Lloyd Railey
Senior Vice President and Risk Management Officer

Elizabeth H. Rainier
Assistant Vice President and Accounting Manager

Lewis R. Reynolds
Senior Vice President

Joe A. Shearin
President and Chief Executive Officer

Kecia B. Ware
Vice President and IT Manager

[LOGO	Bank of Northumberland

Directors

Robert L. Covington
Retired President and Chief Executive Officer
Bank of Northumberland, Inc.

S. Lake Cowart, Sr.
President, Cowart Seafood, Inc.
Lake Packing Company, Inc. and Lake Farms, Inc.

L. Edelyn Dawson, Jr.
Senior Vice President
Bank of Northumberland, Inc.

Alfred D. Hurt, Jr., D.S.S.
Dentist

W. Leslie Kilduff, Sr.
Retired Petroleum Products Distributor

Lewis R. Reynolds
President and Chief Executive Officer
Bank of Northumberland, Inc.

William E. Sanford, Jr.
Real Estate Developer and Retired Farmer

Howard R. Straughan, Jr.
Retired Banker

Officers

Sylvia O. Bartlett
Assistant Vice President

Lisa K. Baughan
Assistant Vice President

David L. Cook
Vice President

Robert L. Covington
Chairman of the Board

L. Edelyn Dawson, Jr.
Senior Vice President

Joyce W. Hall
Assistant Cashier

Rebekah H. Haynie
Assistant Cashier

W. Leslie Kilduff, Sr.
Vice Chairman

Dorothy C. Reynolds
Cashier and Assistant Secretary

Lewis R. Reynolds
President and Chief Executive Officer

C. Reuben Thrift, Jr.
Vice President

[LOGO]	Hanover Bank

Directors

Roger P. Burcham, CPA
Partner
McGladrey & Pullen, LLP

Michael E. Fiore, P. E.
President
Resource International, Ltd.

William E. Martin, Jr.
President and Chief Executive Officer
Hanover Bank

Jay T. Thompson, III
President
Mechanicsville Drug Store

John T. Wash
President
S. Galeski Optical

Officers

Todd B. Boyle
Assistant Vice President

Michael C. Dixon
Vice President

Linda M. Franklin
Branch Manager & Officer

Kyle H. Hendricks
Assistant Vice President

R. Eric Knopf
Assistant Vice President

Anthony P. Lewis
Assistant Vice President

William E. Martin, Jr.
President and Chief Executive Officer

Thomas J. McKittrick, III
Senior Vice President and Chief Credit Officer

M. Delores Nabors
Assistant Vice President

Patrick J. Tewell
Vice President & Controller

Jay T. Thompson, III
Chairman of the Board

John T. Wash
Secretary

[LOGO]	Southside Bank

Directors

E. Gary Ball
Vice President
Ball Lumber Company

W. Gerald Cox
President
Twin Rivers Realty, Inc.

F. L. Garrett, III
Realtor

Eric A. Johnson
General Manager
Mason Realty

William W. Lowery, III
Part Owner
Lowery’s Restaurant

Harry A. Morris
Attorney-at-Law & Counselor

Lawrence R. Moter, M.D.
Physician

J. Thomas Newman
Retired Senior Vice President
Southside Bank

Joe A. Shearin
President & Chief Executive Officer
Southside Bank

Emmett Upshaw
Retired Clerk of the Court
King William County

Officers

Pam T. Ailsworth
Assistant Vice President/Branch Manager

Brenda H. Ball
Assistant Vice President/Branch Manager

Patricia H. Bergquist
Senior Vice President/Retail Banking Officer

Bernard James Brown, Jr.
Loan Officer

Patsy C. Clow
Vice President/Branch Manager

Debbie M. Coghill
Assistant Vice President/Loan Administrator

Linda W. Dobbins
Assistant Branch Manager/CSR

Dennis W. Elmore
Vice President/Operations Officer

Rick A. Fulk
Vice President/Commercial Lending

Patricia H. Gallagher
Vice President/Director of Strategic Planning

Della P. Garrett
Branch Operations Officer/CSR

F. L. Garrett, III
Chairman of the Board

Sherry S. Grantham
Vice President/Branch Manager

Linda L. Grow
Vice President/Branch Manager

Gertrude C. Hand
BSA/Teller Coordination Officer

Virginia S. Hogge
Assistant Branch Manager

C. Tony Hudson
Senior Vice President/Senior Credit Officer

Christina H. Jessie
Assistant Branch Manager

Edwin P. Jones
Vice President/Branch Manager

Pamela P. Loving
Assistant Branch Manager

Mike O. Martin
Vice President/Branch Manager

Vicky L. McKinney
Assistant Branch Manager

Betty R. Miller
Vice President/Branch Manager

Dale L. Mitchell
Assistant Vice President/Compliance Officer

Glenn A. Morse
Loan Officer

John L. Muller
Senior Vice President/Commercial Lending

J. Thomas Newman
Vice Chairman of the Board

J. Lloyd Railey
Senior Vice President/CFO

Joe A. Shearin
President/Chief Executive Officer

Clay S. Smith
Assistant Branch Manager

Cathy W. Snowden
Assistant Branch Manager

Mae W. Staton
Vice President/Branch Manager

James R. Stevens
Assistant Branch Manager

Annie S. Stone
Assistant Branch Manager

William E. Ware, III
Vice President/Commercial Lending

George W. Watkins
Loan Officer

[LOGO]	EVB Investments, Inc.

Directors

William E. Martin, Jr.
President and Chief Executive Officer
Hanover Bank

Lewis R. Reynolds
President and Chief Executive Officer
Bank of Northumberland, Inc.

Joe A. Shearin
President and Chief Executive Officer
Eastern Virginia Bankshares, Inc.
Southside Bank

Officers

Brian R. Logan
Vice President/Investment Officer

William E. Martin, Jr.
Chairman of the Board

Joe A. Shearin
President and Managing Director

Dennis S. Wilt
Vice President/Investment Officer

Eastern Virginia Bankshares 11

[LOGO]	Hanover Bank

Ashland
201 N. Washington Hwy.
Ashland, VA 23005
(804) 752-0100

Airpark
10374 Leadbetter Road
Ashland, VA 23005
(804) 550-7670

Mechanicville
8071 Mechanicsville Turnpike
P.O. Box 397
Mechanicsville, VA 23111
(804) 559-9000

Old Church
4241 Mechanicsville Turnpike
P.O. Box 397
Mechanicsville, VA 23111
(804) 779-3232

[LOGO]	Southside Bank

Tappahannock
307 Church Lane
P.O. Box 1005
Tappahannock, VA 22560
(804) 443-4333

Tappahannock
Essex Square Office
Essex Square Shopping Center
P.O. Box 2128
Tappahannock, VA 22560
(804) 443-9381

Aylett
8270 Richmond/
Tappahannock Hwy./Rt 360
P.O. Box 123
Aylett, VA 23009
(804) 769-3001

Bowling Green
202 N. Main Street
P.O. Box 1009
Bowling Green, VA 22427
(804) 633-5075

Deltaville
U.S. Route 1101 & 33
P.O. Box 188
Deltaville, VA 23043
(804) 776-0777

Gloucester
7132 George Washington
Memorial Highway/Rt.17
P.O. Box 250
Gloucester, VA 23061
(804) 694-4700

Gloucester Point
1953 George Washington
Memorial Highway/Rt.17
P.O. Box 1325
Gloucester Point, VA 23062-2337
(804) 642-1481

Hartfield
U.S. Route 3 & 3
P.O. Box 250
Hartfield, VA 23071
(804) 776-7677

Urbanna
291 Virginia Street
P.O. Box 817
Urbanna, VA 23175
(804) 758-3096

[LOGO]	Bank of Northumberland

Burgess
14953 Northumberland Hwy./Rt 360
P.O. Box 81
Burgess, VA 22432
(804) 453-7003

Callao
110 Northumberland Hwy./Rt 360
P.O. Box 1040
Callao, VA 22435
(804) 529-6158

Heathsville
6958 Northumberland Hwy./Rt 360
P.O. Box 9
Heathsville, VA 22473
(804) 580-3621

Kilmarnock
437 N. Main Street
P.O. Box 1937
Kilmarnock, VA 22482
(804) 435-2850

[PHOTO OF BANKS LOCATION]

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2002

PART 1

Item 1.      Business

General

Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29,1997.  The Company conducts it primary operations through three wholly owned subsidiaries, Southside Bank, Bank of Northumberland, Inc. and Hanover Bank.  Bank of Northumberland, Inc. and Southside Bank were chartered as state banks under the laws of the Commonwealth of Virginia in 1910.  Hanover Bank was chartered as a state bank in 2000.

Through its bank subsidiaries the Company provides full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa and Mastercard revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services.  With 16 branches at 2002 year end and a 17th opened on March 5, 2003, the banks serve diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Middlesex, Richmond and Northumberland.

Each of the three banks has a one third ownership in EVB Investments, Inc. which provides investment management services to both individuals and small businesses.  Southside Bank has a 75% ownership interest in EVB Title, Inc which sells title insurance, and Southside has also invested in a limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks. Bank of Northumberland has an ownership interest in Bankers Title, LLC which provides title insurance services.

As of December 31, 2002, the Company and its subsidiary banks employed 203 full-time equivalent employees.  EVB’s success is highly dependent on its ability to attract and retain qualified employees.  Competition for employees is intense in the financial services industry.  The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future.  None of the Company’s employees are subject to collective bargaining agreements.  EVB believes relations with its employees are excellent.

The Company maintains an internet website at www.evb.org, which contains information relating to it and its business.  The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Competition

EVB faces significant competition for loans and deposits with that competition differing based on the particular market.  Competition for loans comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks.  Based on June 30, 2002 data published by the Federal Deposit Insurance Corporation EVB held the largest deposit share among its competitors in Northumberland, Essex and Middlesex Counties, had a strong deposit share in King William County, and a rapidly growing deposit base in Hanover and Gloucester Counties.  The Companies primary competition is other community banks in Northumberland, Essex, King William, and Lancaster Counties while it competes with both community banks and large regional banks in Hanover, Gloucester, Middlesex and Caroline Counties.

Supervision and Regulation

The Company is subject to regulation under the Bank Holding Company Act of 1956 and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.  As state-chartered banks, each of EVB’s three bank subsidiaries are subject to regulation, supervision and examination by the Virginia State Corporation Commission through its Bureau of Financial Institutions.  Bank of Northumberland and Hanover Bank are members of the Federal Reserve System and subject to regulation, supervision and examination by the Federal Reserve Bank of Richmond.  Southside Bank is not a Federal Reserve member and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

Earnings of the Company’s banking subsidiaries are impacted by general economic conditions, legislative changes, and management policies.  The majority of the Company’s revenue from which dividends may be paid is from dividends paid by the banks to the Company.  Bank dividends are subject to regulatory requirements limiting dividends to current year earnings plus net retained earnings for the prior two years.  As of 2002 year end, Southside Bank had $2.0 million and Bank of Northumberland $1.4 million of retained income, free of restriction for payment of dividends.  The Company maintains a policy that each of its banks is to maintain capital sufficient to be categorized as well-capitalized under banking regulations and to meet its desired lending limit requirements and to fund anticipated growth.  The banks paid $6.1 million in dividends to the Company in 2002, and the Company paid dividends to shareholders of over $2.6 million.

Capital

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise.  As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized each of the three subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  The Company’s capital is discussed in greater detail under the caption Capital Resources in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 to the Financial Statements under the caption Regulatory Matters

The remainder of the response to this Item is incorporated by reference to the information under the caption “To Our Stockholders” in EVB’s Annual Report to Shareholders.

Item 2.      Properties

The Company’s principal executive offices are located at 217 Duke Street, Tappahannock, Virginia 22560.  The corporate office is less than a block from the headquarters of Southside Bank and the 5,400 square foot EVB operations center.  The three subsidiary banks own 14 full service branch buildings including the land on which 13 of those buildings are located.  Three branch office buildings are leased at current market rates.  Northumberland and Middlesex Counties each are the home to three of the branches.  Gloucester County is the home to two branch offices as is Essex County which also houses the corporate office and the operations center.  Hanover County houses four branches  (three of which are leased) while King William County, Caroline County and Lancaster County each have one full service branch office. All properties are in good condition.  The land on which the Caroline County office is located is under long-term lease.  The Company has purchased approximately 13 acres of land on Hospital Road in Tappahannock and has in progress a 15,362 square foot building that will house its corporate headquarters and Operations Division with expected occupancy in mid 2003.  The current executive office is under contract for sale to be closed in mid 2003.  Southside Bank has purchased land at Central Garage in King William County and expects to open a new branch office at that location in the second half of 2003.

Item 3.      Legal Proceedings

In the course of its operations, EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 2002, or subsequent thereto.  The only litigation in which EVB and its subsidiaries are involved is collection suits involving delinquent loan accounts in the normal course of business.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

Following are the persons who were the executive officers of EVB as of December 31, 2002, their ages as of December 31, 2002, their current titles and positions held during the last five years:

W. Rand Cook, 49, is the Chairman of the Board of Directors of EVB and has been a member of the Board since the Company’s inception in December, 1997, and was a director of Hanover Bank from its inception in 2000 until December 2002.  Prior to the formation of Hanover Bank in 2000, he was a director of Southside Bank from 1996.  He is an attorney in Hanover County, VA and has served in the Virginia General Assembly since xxxx

F. L. Garrett, III, 63, is the Vice Chairman of the Board of Directors of EVB and Chairman of the Board of Southside Bank of which he has been a member since 1982.  He is a realtor in Essex County, VA

William E. Martin, Jr., 53, is Senior Vice President of EVB.  Mr. Martin has served as the President and Chief Executive Officer of Hanover Bank since it began operations in 2000.

Lewis R. Reynolds, 52, is Senior Vice President of EVB.  Mr. Reynolds has served as the President and Chief Executive Officer of Bank of Northumberland since 1991.

Joe A. Shearin, 46, is the President and Chief Executive Officer of EVB and its subsidiary Southside Bank.  Mr. Shearin was previously President of Southside Bank from August, 2001.  Prior to that time, he was Senior Vice President/City Executive of BB&T for three years, and Executive Vice President of First Federal Savings Bank for three years prior to joining BB&T.

Joseph H. James, 48, is Senior Vice President and Chief Operations Officer of EVB.  Mr. James joined EVB in 2000.  He served as Senior Vice President in the Operations Division of SunTrust Banks during the five years prior to joining EVB.

Ronald L. Blevins, 58, is Senior Vice President and Chief Financial Officer of EVB.  Mr. Blevins joined EVB in 2000.  He served as President of Betron International, while contemporaneously providing regulatory and financial reporting services to EVB from 1997 until joining EVB.  He was a business owner from 1994-1997 and was a Senior Vice President with NationsBank and predecessors from 1980-1994.

J. Lloyd Railey, 52, is Senior Vice President and Risk Management Officer of EVB, as well as Chief Financial Officer of its subsidiary Southside Bank.  Mr. Railey joined Southside Bank in 2001, and assumed the responsibilities for risk management at EVB in November, 2002.  He was President of B&L professional Services, Inc., providing banks with project management and other consultative services during 2000-2001. He had previously served as Information Systems Manager for Citizens and Farmers Bank from 1998-2000.

PART II

Item 5.      Market for Registrant’s Common Stock and Related Stockholder Matters
The information titled “Common Stock Performance and Dividends” set forth onthe last page of the 2002 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 6.      Selected Financial Data
The information set forth onpage 2 of the 2002 Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of Eastern Virginia Bankshares, Inc. and subsidiaries (the “Company”).  The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares (EVB) and attempts to identify trends and material changes that occurred during the reporting periods.  The discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Forward-Looking Statements
Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Our allowance for loan losses has two basic components: the formula allowance and the specific allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The formula allowance uses historical loss as an indicator of future losses and, as a result, could differ from the loss incurred in the future.  However, since the history is updated with the most recent loss information, the errors that might otherwise occur are mitigated.  The formula allowance is revised as deemed appropriate to capture losses that are attributable to economic events and industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance. The specific allowance uses various techniques to arrive at an estimate of loss.  Historical loss information, current level of nonaccrual loans, current level of unsecured loans past due 30 to 89 days and the fair market value of collateral are used to estimate these losses.  The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

Overview
Eastern Virginia Bankshares (EVB) reported record net income and earnings per share for the year ended December 31, 2002 as it began to reap the benefits of its long-term strategic initiatives including three new branch offices opened in 2001. Additionally the Company’s subsidiary Hanover Bank which opened in May 2000, reached the break-even point in mid 2002 and achieved a small profit by year-end.  The Company benefited from low and reasonably stable interest rates during the year 2002 and from improved quality in its loan portfolio as nonperforming assets and net charge offs decreased by 26.5% and 26.2% respectively, compared to the prior year.  The combination of the stable interest rate environment and improved loan quality resulted in a 45 basis point increase in net interest margin which increased to 4.86% from the year 2001 margin of 4.41%.

Results of Operations
Net income increased 36.3% in 2002 to $6.65 million from $4.88 million in 2001 and $5.52 million in 2000.  Earnings per shareincreased 37.4% to $1.36, compared to $0.99 and $1.12 for 2001 and 2000, respectively.  The increase in net income in 2002 was the result of a 28.4% increase in net interest income, a 19.3% increase in noninterest income and a 30.6% decrease in loan loss provision expense.

Profitability, as measured by EVB’s return on average equity was 13.34%, a substantial increase from 2001’s 10.47%.  Return on average assets was 1.33%, a 20 basis point increase from the prior year’s 1.13%. The Company repurchased 61 thousand shares of its common stock in 2002 under a share repurchase program announced by the Board in early 2001. The repurchase plan is intended to reduce high capital levels and to increase return on equity to shareholders.

Net interest margin, on a tax equivalent basis, increased to 4.86% in 2002, as compared to 4.41% in 2001 and 4.53% in 2000.  Changes in volume combined with the improvement in rates, generated an additional $4.98 million of net interest income in 2002, compared to a $1.31 million increase in the prior year.  The Company experienced record loan and deposit growth in 2002.  Deposits grew $60.9 million or 14.9% while loans increased by $50.6 million or 14.8%.  Average loans outstanding for the year increased 18.9% from the 2001 average.  Loan growth was led by a $25.6 million increase in commercial real estate, and a  $18.7 million increase in residential real estate mortgages.

EVB’s efficiency ratio, a measure of performance based upon the relationship between noninterest expense andincome net of securities gains and losses, continues to compare favorably to national averages.  The Company’s efficiency ratio for 2002 increased to 56.66% compared to 2001’s 54.74%.  A lower efficiency ratio represents greater control of noninterest costs.  Fluctuation in the efficiency ratio can be attributed to relative changes in both noninterest income and net interest income as well asnoninterest expense.  EVB’s increase in efficiency ratio was impacted favorably by the increase in net interest margin and unfavorably by growth in noninterest expense.  Noninterest expense growth of $3.49 million included the impact of full year expense of three new branch offices opened in the prior year, the impact of re-engineering efforts to take advantage of the holding company structure that began in the second half of 2002 and will continue through the first half of 2003 and the development of an infrastructure to provide for future growth and revenue enhancement for the Company.

EVB is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the registrant’s liquidity, capital resources, or results of operations.

The following table sets forth, for the periods indicated, selected quarterly results of EVB’s operations.

SUMMARY OF FINANCIAL RESULTS BY QUARTER
(dollars in thousands)

	Three Months Ended

	2002				2001

	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31

Interest income	$8,912	$8,734	$8,612	$8,359	$8,331	$8,278	$8,248	$8,046
Interest expense	2,877	3,079	3,045	3,106	3,634	3,860	3,948	3,931

Net interest income	6,035	5,655	5,567	5,253	4,697	4,418	4,300	4,115
Provision for loan losses	350	380	360	425	1,064	587	268	264

Net interest income after provision for loan losses	5,685	5,275	5,207	4,828	3,633	3,831	4,032	3,851
Noninterest income	861	765	802	724	727	641	654	621
Noninterest expense	4,372	3,732	3,480	3,368	2,995	2,708	3,115	2,642

Income before applicable income taxes	2,174	2,308	2,529	2,184	1,365	1,764	1,571	1,830
Applicable income taxes	554	708	712	572	261	486	420	483

Net Income	$1,620	$1,600	$1,817	$1,612	$1,104	$1,278	$1,151	$1,347

Net income per share, basic and diluted	$0.33	$0.33	$0.37	$0.33	$0.23	$0.26	$0.23	$0.27

Net Interest Income
Net interest income represents the Company’s gross profit margin and is defined as the difference between interest income and interest expense.  For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34%. Tax-equivalent securities income is further adjusted by the TEFRA adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets.  This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets.  Net interest margin represents the Company’s net interest income divided by average earning assets.  Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

The “Average Balances, Income and Expense, Yields and Rates” table on the following page presents average balances, related interest income and expense, and average yield/cost data for each of the past three years.  The “Volume and Rate Analysis” table on the second following page reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Average Balance, Income and Expense, Yields and Rates (1)

	Twleve Months Ended December 31

	2002			2001			2000

(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Securities
Taxable	$50,714	$2,912	5.74%	$47,472	$3,039	6.40%	$42,838	$2,808	6.55%
Tax exempt (1)	41,238	2,681	6.50%	37,849	2,524	6.67%	39,603	2,755	6.96%

Total securities	91,952	5,593	6.08%	85,321	5,563	6.52%	82,441	5,563	6.75%
Federal funds sold	8,374	139	1.66%	10,960	389	3.55%	6,679	437	6.54%
Loans (net of unearned income) (2)	379,527	29,704	7.83%	319,165	27,722	8.69%	287,729	25,571	8.89%

Total earning assets	479,853	35,436	7.38%	415,446	33,674	8.11%	376,849	31,571	8.38%
Less allowance for loan losses	(5,654)			(4,725)			(4,296)
Total non-earning assets	26,098			22,842			20,430

Total assets	$500,297			$433,563			$392,983

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$50,082	$621	1.24%	$44,218	$855	1.93%	$40,545	$1,023	2.52%
Savings	97,969	2,023	2.06%	75,342	2,545	3.38%	67,477	2,653	3.93%
Money market savings	41,877	816	1.95%	28,274	841	2.97%	25,942	860	3.32%
Large dollar certificates of deposit	46,433	1,988	4.28%	44,391	2,644	5.96%	34,040	2,009	5.90%
Consumer certificates of deposit	149,409	6,034	4.04%	143,658	8,104	5.64%	133,673	7,373	5.52%

Total interest-bearing deposits	385,770	11,482	2.98%	335,883	14,989	4.46%	301,677	13,918	4.61%
Other borrowings	12,393	625	5.04%	6,441	384	5.96%	9,851	595	6.04%

Total interest-bearing liabilities	398,163	12,107	3.04%	342,324	15,373	4.49%	311,528	14,513	4.66%
Noninterest-bearing liabilities
Demand deposits	47,483			40,376			35,160
Other liabilities	4,762			4,272			3,641

Total liabilities	450,408			386,972			350,329
Shareholders’ equity	49,889			46,591			42,654

Total liabilities and shareholders’ equity	$500,297			$433,563			$392,983

Net interest income		$23,329			$18,301			$17,058

Interest rate spread (3)			4.34%			3.61%			3.72%
Interest expense as a percent of average earning assets			2.52%			3.70%			3.85%
Net interest margin (4)			4.86%			4.41%			4.53%

Notes:
(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Tax-equivalent net interest income increased 27.5% in 2002 to $23.3 million from $18.3 million in 2001.  Average loan growth of 18.9% produced $2.0 million and decreased interest expense $3.3 million as the primary factors in the increase in net interest income.  The Company achieved a net interest margin of 4.86%, a 45 basis point increase from 4.41% in 2001. Yield on earning assets decreased 73 basis points to 7.38% in 2002 from 8.11% in 2001, while the cost of interest-bearing funds decreased 145 basis points from 4.49% in 2001 to 3.04 % in 2002. The cost of funds decrease exceeding the decrease in yield on average earning assets was a reversal from the prior year.

Average earning asset growth of 15.5% resulted from increases in average loans outstanding of 18.9%, average securities of 7.8% and a decrease in average federal funds sold of 23.6%. Growth in average earning assets of $64.4 million was funded by average deposit growth of $57.0 million, a decrease in average federal funds sold of $2.6 million and an increase in average Federal Home Loan borrowings of $6.0 million.  In 2001, net interest income on a tax equivalent basis increased 7.3% to $18.3 million from $17.1 million in 2000.  Average loan growth of 10.9% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.41% which was a 12 basis point decline from 4.53% in 2000.

Volume and Rate Analysis

	2002 vs. 2001 Increase (Decrease) Due to Changes in:			2001 vs. 2000 Increase (Decrease) Due to Changes in:

(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Earning Assets:
Taxable securities	$207	$(334)	$(127)	$297	$(66)	$231
Tax exempt securities	226	(69)	157	(121)	(110)	(231)
Loans, (net)	5,246	(3,264)	1,982	2,790	(639)	2,151
Federal funds sold	(92)	(158)	(250)	280	(328)	(48)

Total earning assets	5,587	(3,825)	1,762	3,246	(1,143)	2,103
Interest-Bearing Liabilities:
Interest checking	113	(347)	(234)	93	(261)	(168)
Savings deposits	767	(1,289)	(522)	308	(416)	(108)
Money market accounts	403	(428)	(25)	78	(97)	(19)
Other certificates of deposit	324	(2,394)	(2,070)	557	174	731
Large denomination certificates (3)	122	(778)	(656)	609	26	635
Short-term borrowings	18	(17)	1	(218)	—	(218)
Long-term borrowings	339	(99)	240	2	5	7

Total interest-bearing liabilities	2,086	(5,352)	(3,266)	1,429	(569)	860

Change in net interest income	$3,501	$1,527	$5,028	$1,817	$(574)	$1,243

Notes:
(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Larger dollar certificates are those certificates of deposit issued in amounts of $100,000 or greater.

Interest Sensitivity
EVB’s primary goals in interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollar amount of net interest income at a growth rate consistent with the growth rate of total assets.  These goals are accomplished by managing the interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval.  Interest sensitivity gap is managed by balancing the volume of floating rate liabilities with a similar volume of floating rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing to market conditions on a regular basis.

The Company generally strives to maintain a position flexible enough to move to equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates.   Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates.  When an unacceptable positive gap within a one year time frame occurs, maturities can be extended by selling shorter term investments and purchasing longer maturities.  When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Interest rate gaps are managed through investments, loan pricing and deposit pricing.

Noninterest Income
Noninterest income increased by $509 thousand or 19.3% from $2.6 million in 2001 to $3.2 million in 2002.  Service charges on deposit accounts, the largest source of noninterest income, increased $128 thousand or 6.5% from $2.0 million in 2001 to $2.1 million in 2002.  Other operating income increased $296 thousand or 44.3% from $668 thousand in 2001 to $964 thousand in 2002, primarily the result of a $280 thousand increase in investment services income. Other operating income includes gain on sale of other real estate, investment services income, credit life premiums, ATM fees charged to foreign users, safe deposit box fees, non deposit service charges and other miscellaneous income.  Realized gain on sale of securities increased $86 thousand to $93 thousand from $7 thousand in the prior year.

Noninterest income increased $418 thousand or 18.8% from 2000 to 2001, attributable primarily to a $282 thousand increase in service charges, a $44 thousand increase in title company income and a $41 thousand increase in investment services income.

Noninterest Income:

	Year Ended December 31

(Dollars in thousands)	2002	2001	2000

Service charges on deposit accounts	$2,096	$1,968	$1,686
Gain (loss) on securities	93	7	(10)
Other operating income	964	668	549

	$3,153	$2,643	$2,225

Noninterest Expense
Total noninterest expense increased $3.5 million (30.5%) from $11.5 million in 2001 to $15.0 million in 2002. Salaries and benefits accounted for $2.0 million of this increase as this expense increased 30.5% to $8.5 million in 2002 compared to $6.5 million in 2001.  The increase in salaries and benefits was the result of the full year impact of three new branch offices and the EVB Investment Division opened in the prior year, $117 thousand severance expense for a former executive, $57 thousand stock options expense as the Company granted options in 2002 for the first time, $191 thousand increase in pension expense related to the down market in the pension assets, $185 thousand increase in medical insurance as that expense continues to grow far beyond the level of inflation, normal increases in salaries and other benefits and a 21% increase in staff to 203 employees at 2002 year-end compared to 168 at 2001 year-end. The increase in staff is related to the development of infrastructure to handle both current and anticipated growth.

Net occupancy and equipment expense increased $273 thousand or 17.1% to $1.87 million from $1.60 million in 2001.  The increase in occupancy expense was related to the full year impact of new offices opened in the prior year increasing depreciation expense by $51 thousand and land lease expense by $55 thousand, an $86 thousand increase in building repair and maintenance costs as several branch offices were refurbished and $69 thousand increase in equipment service contracts primarily at Southside Bank.  Other operating expense increased $1.3 million or 38.2%

to $4.63 million in 2002 from $3.39 million in 2001.  Primary contributors to this expense increase were consultant fees up $291 thousand to $469 thousand as part of the Company’s re-engineering process; legal and collection fees up $120 thousand primarily related to collection efforts on a single lending relationship charged off in 2001; data processing up $112 thousand primarily the result of systems’ vendor expense associated with growth in the number of accounts processed by the operations center; postage expense up $111 thousand related to a combination of account growth, postal rate increase and timing of postage purchase; telephone up $93 thousand related to growth and network costs; printing and supplies expense up $79 thousand; education and training up $68 thousand significantly related to implementation of online banking; audit expense up $63 thousand and miscellaneous expense up $126 thousand.  The high level of re-engineering expense including consultant fees is projected to continue through the first two quarters of 2003.

Noninterest expense increased $1.11 million or 10.8 % from $10.35 million in 2000 to $11.46 million in 2001.  Salaries and benefits accounted for the entire increase as this expense climbed $1.13 million to $6.48 million compared to $5.35 million in 2000.  The increase in salaries and benefits was the result of a $351 thousand nonrecurring pension supplement, $325 thousand for three new branch offices and the EVB Investment Division opened during the year, $175 thousand related to full year operation of Hanover Bank which had opened in May 2000, and $280 thousand or 5.2% for normal increases in salaries and benefits.

Noninterest Expense:

	Years Ended December 31

(Dollars in thousands)	2002	2001	2000

Salaries and employee benefits	$8,453	$6,477	$5,345
Net occupancy and equipment	1,869	1,596	1,563
Printing and supplies	509	430	512
Advertising and marketing	319	374	431
Data processing	391	279	286
Consultant fees	469	178	225
Other operating expenses	2,942	2,126	1,985

Total noninterest expense	$14,952	$11,460	$10,347

Income Taxes
Income tax expense in 2002 was $2.55 million, up from $1.65 million in 2001 and $1.93 million in 2000.  Income tax expense corresponds to an effective rate of 27.7%, 25.3 % and 25.9 % for the three years ended December 31, 2002, 2001, and 2000, respectively.  The 240 basis point increase in the effective tax rate is attributable to a $2.67 million increase in pretax earnings, 96% of the increase at the federal statutory rate of 34%.  Note 9 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and EVB’s actual income tax expense.  Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2002 and 2001.

Loan Portfolio
Loans, net of unearned income, increased to $399.1 million at December 31, 2002, up $51.1 million or 14.7% from $348.0 million at year-end 2001.  The real estate loan portfolio accounted for $49.2 million on the increase for the year.  Primary contributors to loan growth were the addition of new branch offices opened in 2001 in Lancaster and Hanover Counties.  At year-end 2001, loans, net of unearned income were $348.0 million, up $47.0 million or 15.6% from $301.0 million at year-end 2000.  The Company experienced particularly strong loan growth in the second half of 2001.  Loan growth in 2001 was spread among the various loan categories with the real estate portfolio growing $30.8 million or 14.8%, consumer loans net of unearned discount $7.0 million or 12.2%, and commercial loans $9.0 million or 25.9%.  New branch offices opened during the year in Lancaster and Hanover Counties were major contributors to the 2001 loan growth.

Loan Portfolio:

	December 31

(Dollars in thousands)	2002	2001	2000	1999	1998

Commercial, industrial and agricultural loans	$46,926	$43,809	$34,807	$31,003	$30,649
Residential real estate mortgage	198,303	179,641	163,573	152,905	130,856
Real estate construction	15,684	10,708	9,021	8,267	6,096
Commercial real estate	74,806	49,239	36,183	33,103	23,114
Consumer loans	66,787	68,607	61,506	51,890	51,481
All other loans	191	650	448	460	961

Total loans	402,697	352,654	305,538	277,628	243,157
Less unearned income	(3,563)	(4,657)	(4,507)	(3,770)	(3,493)

Total loans net of unearned discount	399,134	347,997	301,031	273,858	239,664
Less allowance for loan losses	(5,748)	(5,234)	(4,408)	(4,154)	(3,860)

Net loans	$393,386	$342,763	$296,623	$269,704	$235,804

Maturity Schedule of Selected Loans

(Dollars in thousands)	Commercial and Agricultural	Real Estate Construction

Within 1 year	$33,175	$11,806
Variable rate:
1 to 5 years	5,755	3,176
After 5 years	—	—

Total	5,755	3,176
Fixed rate:
1 to 5 years	7,216	439
After 5 years	780	263

Total	7,996	702

Total maturities	$46,926	$15,684

Approximately 72.3% of EVB’s loan portfolio at December 31, 2002 was comprised of loans secured by real estate.  Residential real estate mortgages made up 49.7 % of the loan portfolio as compared to 51.6% at year-end 2001 and 54.3% at year-end 2000.  The Company’s Hanover Bank subsidiary has experienced significant loan growth in both 2002 and 2001 with the dynamics of that market increasing “EVB’s market share of commercial real estate loans and real estate construction loans.  Commercial real estate loans increased from 14.1% of the total loan portfolio at year-end 2001 to 18.7% at 2002 year-end.  Real estate construction loans accounted for 3.9% of total loans outstanding at year-end 2002 and 3.1% at year-end 2001.  The Company’s losses on loans secured by real estate have historically been low, averaging $24 thousand in net charge offs per year over the last five years.

Consumer loans are the second largest component of EVB’s loan portfolio.  Consumer loans were 15.8% of the loan portfolio at year-end 2002, 18.4% and 18.9% at year-end 2001 and 2000 respectively.  This portfolio component

consists primarily of installment loans.   Net consumer loans for household, family and other personal expenditures totaled $63.2 million at 2002 year-end, down $700 thousand from $64.0 million at 2001 year-end, while still up from $57.0 million at 2000 year-end.  General economic conditions and intense competition including zero interest financing by the automotive industry caused the 1.1% decrease in consumer loans in 2002.  Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers.  This category of loans increased $3.1 million in total loans outstanding at year-end 2002 compared to 2001, with the percentage to total loans decreasing to 11.8% of the total loan portfolio from 12.6% at year-end 2001.

Consistent with its focus on providing community-based financial services, EVB generally does not make loans outside of its principal market region.  The Company does not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits.  EVB further maintains a policy not to originate or purchase loans classified by regulators as highly-leveraged transactions or loans to foreign entities or individuals.    The Company’s unfunded loan commitments, excluding credit card lines and letters of credit, at 2002 year-end totaled $47.2 million, up  $9.6 million from $37.6 million at December 31, 2001.  Unfunded loan commitments (excluding $3.1 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from Spring through Fall than at year-end.  Historically, EVB’s loan collateral has been primarily real estate because of the nature of our market region.

Asset Quality
The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio.  In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, and economic conditions.  The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries.  Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate.  EVB experienced a meaningful improvement in its loan quality in 2002 as nonperforming assets at year-end decreased $1.2 million or 26.5%, compared to year-end 2001, and net charge offs for the year decreased $356 thousand or 26.2%.

Each of EVB’s subsidiary banks has a loan review function consisting of bank officers and board members.  Additionally an independent credit review consultant performs a monthly review of loans for Southside Bank and Hanover Bank. Bank of Northumberland, Inc maintains a review process by senior credit personnel and utilized an independent loan review firm to conduct an intensive review during 2002.  As a matter of policy, the Company places loans on nonaccrual status when a loan becomes 90 days past due as to principal and interest, regardless of how well the loan may be collateralized.  The Company utilizes a risk-based evaluation system based on loan type, and payment history to determine the amount of the allowance for loan losses.  Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

The Company’s decrease in charge offs and nonperforming assets in 2002 allowed EVB to lower its loan loss allowance ratio to 1.44% at year-end, compared to 1.50% at December 31, 2001 and 1.46% at year-end 2000, respectively.  For the same periods the loan losses allowance to nonaccrual loans ratio was 177%, 113% and 224%, indicating that the allowance was adequate with respect to nonaccrual loans. The allowance for loan losses is subject to regulatory examinations which may take into account such factors as methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

Allowance for Loan Losses

(Dollars in thousands)	2002	2001	2000	1999	1998

Average loans outstanding, net of unearned income	$379,527	$319,165	$287,729	$257,876	$232,605
Allowance for loan losses, January 1	5,234	4,408	4,154	3,860	3,868
Loans charged off:
Commercial and agricultural	97	548	203	71	213
Real estate	43	38	78	37	2
Consumer	1,154	1,069	410	358	452

Total loans charged off	1,294	1,655	691	466	667
Recoveries:
Commercial and agricultural	10	1	106	46	24
Real estate	1	18	24	17	20
Consumer	282	279	168	187	166

Total recoveries	293	298	298	250	210

Net loans charged off	1,001	1,357	393	216	457
Provision for loan losses	1,515	2,183	647	510	449

Allowance for loan losses, December 31	$5,748	$5,234	$4,408	$4,154	$3,860

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.44%	1.50%	1.46%	1.52%	1.61%
Ratio of net charge offs to average loans outstanding during the year	0.26%	0.43%	0.14%	0.08%	0.20%

Nonperforming Assets
Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days, and other real estate decreased $1.24 million or 26.5% at year-end 2002, returning to a trend interrupted in 2001 that had seen a steady increase in credit quality over the years 1996-2000 as nonperforming assets have decreased from 2.26% at year-end 1996 to 0.86% at year-end 2002.  The year-end 2002 nonperforming asset level of 0.86% is the lowest in the Company’s five year history.

Nonperforming assets at December 31, 2002 were $3.4 million or 0.86% of total loans and other real estate owned, down from $4.7 million or 1.34% at 2001 year-end, and up in amount but down in percent from $2.9 million or 0.95% at 2000 year-end.  Nonperforming loans at year-end 2002 consisted of $2.3 million of loans secured by real estate in the Company’s market area, $266 thousand of commercial and agricultural loans and $673 thousand of consumer loans.  Based on estimated fair values of the related collateral, management considers the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses.  No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such past due loans is reversed when a loan is placed in nonaccrual status.  If interest on nonaccrual loans had been accrued, such income would have approximated $114 thousand and $193 thousand for the years 2002 and 2001.

Nonperforming Assets

(Dollars in thousands)	2002	2001	2000	1999	1998

Nonaccrual loans	$3,240	$4,651	$1,967	$1,822	$1,626
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	28	9	520	1,345	1,190

Total nonperforming loans	3,268	4,660	2,487	3,167	2,816
Other real estate owned	155	—	378	243	268

Total nonperforming assets	$3,423	$4,660	$2,865	$3,410	$3,084

Nonperforming assets to total loans and other real estate	0.86%	1.34%	0.95%	1.24%	1.29%

Allowance for loan losses to nonaccrual loans	177.41%	112.52%	224.10%	227.99%	237.39%
Net charge offs to average loans for the year	0.26%	0.43%	0.14%	0.08%	0.20%
Allowance for loan losses to year-end loans	1.44%	1.50%	1.46%	1.52%	1.61%
Foregone interest income on nonaccrual loans	$114	$193	$104	$151	$98
Interest income recorded on nonaccrual loans	$—	$—	$—	$—	$7

Net charge offs in 2002 decreased to $1.0 million from $1.4 million in 2001.  Year 2002 net charge offs included $872 thousand of consumer loans, $87 thousand of commercial loans and $42 thousand of real estate loans.    Although trends for credit quality factors improved significantly in 2002, it is likely that EVB will continue provisions for loan losses in 2003.  The primary factor for additional provision is growth in the loan portfolio and the level of net charge offs and nonperforming loans.  The Company’s formula for allocation of the allowance reflects current net loans and nonaccrual loans plus the five year history for net charge offs by loan category.  That allocation appears on the following page.

Allocation of Allowance for Loan Losses

	December 31, 2002		December 31, 2001		December 31, 2000

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial and agricultural	$1,270	11.76%	$1,407	12.59%	$1,260	11.56%
Real estate mortgage	1,206	49.68%	1,369	51.61%	1,398	54.34%
Real estate construction	157	3.93%	108	3.08%	32	3.00%
Commercial real estate	873	18.74%	537	14.15%	128	12.02%
Consumer	1,982	15.84%	1,602	18.38%	1,441	18.93%
Other loans	1	0.05%	3	0.19%	2	0.15%

Total allowance for balance sheet loans	5,489	100.00%	5,026	100.00%	4,261	100.00%
Unallocated	259		208		147

Total allowance for loan losses	$5,748		$5,234		$4,408

	December 31, 1999		December 31, 1998

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial and agricultural	1,233	11.32%	$1,244	12.79%
Real estate mortgage	1,429	55.83%	1,209	54.60%
Real estate construction	30	3.02%	25	2.54%
Commercial real estate	133	12.09%	193	9.65%
Consumer	1,191	17.57%	1,186	20.02%
Other loans	2	0.17%	3	0.40%

Total allowance for loan losses	4,018	100.00%	$3,860	100.00%
Unallocated	136		—

Total allowance for loan losses	$4,154		$3,860

Potential Problem Loans:  At December 31, 2002, the Company’s subsidiary banks reported $545 thousand in potential problem loans with none of these being a lending relationship of $100 thousand or greater.  Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms.  These loans are subject to constant management attention, and their status is reviewed on a regular basis.  The potential problem loans identified at December 31, 2002 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance.

Securities
Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2002, the securities portfolio, at fair market value, was $102.2 million, an 11.2% increase from $91.9 million at 2001 year-end.  At December 31, 2001, the securities portfolio was $91.9 million, a 10.2% increase from $83.4 million at 2000 year-end.

FASB pronouncement No. 115 effective January 1, 1994, requires EVB to show the effect of market value changes of securities available for sale.  The market value of this portfolio at 2002 year-end was $102.2 million.  The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of $2.6 million at December 31, 2002 and 963 thousand at 2001 year-end.

EVB follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments.  The Company considers derivatives to be speculative in nature and contrary to EVB’s historical philosophy.  EVB does not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities for the years 2002, 2001 and 2000.

Investment Securities and Securities Available for Sale

	December 31, 2002		December 31, 2001		December 31, 2000

(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
U.S. Treasury securities	$250	$252	$4,060	$4,156	$7,195	$7,216
U.S. government agency securities	20,868	21,421	17,676	17,897	18,704	18,656
Mortgage-backed securities	18,011	18,513	8,224	8,257	5,705	5,733
States and political subdivisions	48,457	50,815	47,694	48,635	42,828	43,139
Corporate bonds	7,973	8,532	10,296	10,464	6,174	6,173
Equity securities	2,677	2,677	2,471	2,471	2,486	2,486

Total available for sale	$98,236	$102,210	$90,421	$91,880	$83,092	$83,403

Maturity Distribution and Yields of Securities

	December 31, 2002

	Due in 1 year or less		Due after 1 Through 5 years		Due after 5 through 10 years		Due after 10 years and equity securities		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government securities	$252	6.13%	$—		$—		$—		$252	6.13%
U.S. Government agency securities	2,795	4.80%	5,680	4.73%	4,799	5.09%	8,147	6.76%	21,421	5.60%
Mortgage backed securities	404	4.69%	14,296	4.62%	3,813	6.39%	18,513	4.99%
Taxable municipals	1,050	6.46%	2,704	6.48%	1,481	6.08%	—	—	5,235	6.36%
Tax exempt municipals	2,205	6.66%	16,594	6.72%	21,838	6.32%	4,943	6.36%	45,580	6.49%
Corporate bonds	612	5.43%	2,961	6.22%	4,658	7.20%	301	7.98%	8,532	6.76%
Equity securities	—	—	—	—	—	—	2,677	4.59%	2,677	4.59%

Total securities	$7,318	5.69%	$42,235	5.69%	$36,589	6.27%	$16,068	6.30%	$102,210	5.99%

(1) Yields on tax exempt securities have been calculated on a tax equivalent basis.
See Note 3 to the Consolidated Financial Statements as of December 31, 2002 for an analysis of gross unrealized gains and losses in the securities portfolio.

Deposits
The Company has historically focused on increasing core deposits to reduce the need for other borrowings to fund growth in earning assets.  Core deposits provide a low cost, stable source of funding for the Company’s asset growth.  Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin.  Borrowing through the Federal Home Loan Bank of Atlanta is utilized for funding when the cost of borrowed funds falls below the cost of new interest-bearing deposits.

EVB experienced record deposit growth in 2002 just as it did in loan growth. Total deposits at December 31, 2002 of $469.2 million reflected an increase of $60.9 million or 14.9% compared to $408.2 million at 2001 year-end.  Noninterest-bearing deposits increased $17.0 million or 37.7% to $62.2 million at 2002 year-end compared to $45.2 million at December 31, 2001.  During the same period, interest-bearing deposits increased 12.1% to $406.9 million at 2002 year-end, compared to $363.1 million at December 31, 2001.  While these figures are as of a specific day at year-end, it is also meaningful to review average deposits for the year.  For 2002, average total deposits of $433.3 million reflected a 15.1% increase over the 2001 average of $376.3 million.  All deposit categories reflected an increase in average deposits for 2002.

Total deposits at 2001 year-end of $408.2 million reflected an increase of $57.8 million or 16.5% compared to $350.4 million at 2000 year-end.  Average deposits for 2001 were $376.3 million, an increase of 11.7 % or $39.4 million compared to 2000 average deposits of $336.8 million.  Average noninterest-bearing deposit growth in 2001 was 14.8% while interest-bearing deposits increased 11.3%.  All categories of deposits experienced an increase in average deposits for 2001.

Average Deposits and Rates Paid

	For the Years Ending December 31

	2002		2001		2000

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing accounts	$47,483		$40,376		$35,160
Interest bearing accounts
Interest checking	50,082	1.24%	44,218	1.93%	40,545	2.52%
Money market	41,877	1.95%	28,274	2.97%	25,942	3.32%
Regular savings	97,969	2.06%	75,342	3.38%	67,477	3.93%
Consumer certificates of deposit	149,409	4.04%	143,658	5.64%	133,673	5.52%
Large denomination certificates	46,433	4.28%	44,391	5.96%	34,040	5.90%

Total interest-bearing	385,770	2.98%	335,883	4.46%	301,677	4.61%

Total average deposits	$433,253		$376,259		$336,837

Maturities of Large Denomination Certificates of Deposit

(Dollars in thousands)	Within 3 Months	3-12 Months	1-3 Years	Over 3 Years	Total	Percent of Total Deposits

At December 31, 2002	$3,834	$18,043	$15,288	$10,758	$47,923	10.22%
At December 31, 2001	$9,445	$19,741	$11,876	$4,477	$45,539	11.15%
At December 31, 2000	$4,849	$22,518	$9,312	$2,768	$39,447	11.26%

Capital Resources

Capital resources are managed to maintain a capital structure that provides the Company the ability to support asset growth, absorb potential losses and to expand EVB’s franchise when appropriate.  Capital represents original investment by shareholders along with retained earnings and provides financial resources over which management can exercise greater control as compared to deposits and borrowed funds.

Regulatory authorities have adopted guidelines to establish minimum capital standards.  Specifically the guidelines classify assets and balance sheet items into four risk-weighted categories.  The minimum regulatory total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings.  At December 31, 2002, EVB had total capital of 15.11% and a Tier 1 ratio of 13.86%, both far in excess of regulatory guidelines and the amount needed to support each subsidiary’s banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, the Company announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. The Company repurchased 61 thousand shares in 2002, and 50 thousand shares in 2001, and as part of the Board’s previous November 1998 stock repurchase authorization 102 thousand shares in  2000, 110 thousand shares in 1999, and 32 thousand shares in late 1998.  The Company anticipates a continuation of its stock repurchase efforts in 2003.

The following table provides an analysis of the Company’s capital as of December 31, 2002, 2001, and 2000. Note 18 in the Consolidated Financial Statements presents an analysis of the capital position of each of the subsidiary banks as of year-end 2002 and 2001.

Analysis of Capital

	‘December 31

(Dollars in thousands)	2002	2001	2000

Tier 1 capital:
Common stock	$9,717	$9,802	$9,897
Additional paid in capital	—	—	590
Retained earnings	40,063	36,627	34,338

Total Tier 1 capital	49,780	46,429	44,825
Tier 2 capital:
Allowable portion of allowance for loan losses	4,506	3,940	3,380

Total risk-based capital	54,286	50,369	48,205
Risk-weighted assets	359,228	313,921	269,391
Capital ratios:
Tier 1 risk-based capital	13.86%	14.79%	16.58%
Total risk-based capital	15.11%	16.05%	17.89%
Tier 1 capital to average total assets	9.39%	10.08%	11.14%

Liquidity
Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year.  EVB’s management of liquid assets provides a liquidity level which management believes is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.  At December 31, 2002, $138.8 million or 27.4% of total earning assets were due to mature or reprice within the next year.

EVB also maintains additional sources  of liquidity through a variety of borrowing arrangements.  Federal funds borrowing arrangements with major regional banks combined with lines of credit with the Federal Home Loan Bank totaled $108.3 millionatDecember 31, 2002.  At year-end 2002, the Company had $15 million of FHLB borrowings outstanding.

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

Accounting Rule Changes
In December 31, 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides.  This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity.  The liability should be measured at fair value.  The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, the Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life.  Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions.  The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination.  The provisions of the Statement do not apply to transactions between two or more mutual enterprises.  In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions.  Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

The adoption of Statement No.142, 145, 146 and 147 did not have a material impact on the Company’s consolidated financial statements.

The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123, in December 2002.  The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information.  The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002.  The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged for both amendments.  The Company continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  EVB’s market risk is composed primarily of interest rate risk.  The Company’s Management is responsible for reviewing the interest rate sensitivity position of EVB’s subsidiary banks and establishing policies to monitor and limit exposure to interest rate risk.  Guidelines established by Management are reviewed by The Board of Directors.

It is EVB’s policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments.  EVB considers derivatives as speculative which is contrary to the Company’s historical or prospective philosophy.  EVB does not hold or issue financial instruments for trading purposes.  It does not hold in its loan and security portfolio investments that adjust or float according to changes in the “prime” lending rate which is not considered speculative, but necessary for good asset/liability management.

Asset/Liability Risk Management:  The primary goals of asset/liability risk management are to maximize net interest income and the net value of EVB’s future cash flows within the interest rate limits set by the Asset/Liability Committee (ALCO).

Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complimentary measures, static gap analysis, earnings simulation modeling and net present value estimation.  While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time.  It does so by comparing the differences in the repricing characteristics of assets and liabilities.  A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period.  The cumulative one year gap, at year-end was (6.30%) which is within the policy limit for the one year gap of plus 15% to minus 40% of total earning assets at a combined Company level.

Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns determined by statistical analysis, based upon industry accepted assumptions including the most recent core deposit defaults set forth by the FFIEC (Federal Financial Institutions Examination Council).  The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received.  Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

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

The most recent earnings simulation model projects net income would increase approximately 0.38% of stable rate net income if rates were to fall immediately by two percentage points.  It projects a decrease of approximately 13.59%if rates rise by two percentage points.  Management believes this reflects a liability sensitive interest risk for the one year horizon.

This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments.  Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits.  All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning.  Noncontractual deposit growth rates and pricing are assumed to follow historical patterns.  The sensitivities of key assumptions are analyzed at least annually and reviewed by management.

Net Present Value:  The Net Present Value (“NPV”) of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows.  Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows.  The resulting percentage change in NPV is an indication of the longer term repricing risk and options embedded in the balance sheet.

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 9.41%.   Additionally, NPV is estimated to decrease by 0.41% if rates fall immediately by 200 basis points.  Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less that a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis.  Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios.  These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	December 31

	2002	2001

Static 1-Year Cumulative Gap (1)	-6.30%	-5.70%
1-year net income simulation projection:
-200 basis point shock vs. stable rate	0.38%	7.57%
+200 basis point shock vs. stable rate	-13.59%	-14.20%
Static net Present value change:
-200 basis point shock vs. stable rate	-0.41%	15.22%
+200 basis point shock vs. stable rate	-9.41%	-16.37%

The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened.  Management projects interest rates to remain stable during the first half of 2003, and for the year to increase no more than 75 basis points above year end 2002 levels and believes that the current level of liability sensitivity is appropriate.  The interest rate projection for 2003 does not assume a war with Iraq or North Korea.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Independent Auditor’s Report

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Income for the three years ended December 31, 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2002

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2002

•	Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption “Election of Directors” and Section 16(a) Beneficial Ownership Reporting Compliance in EVB’s Proxy Statement for the 2003 annual meeting of shareholders and with respect to executive officers, is presented below.

Item 11.  Executive Compensation

The response to this Item is incorporated by reference to the information under the caption “Executive Compensation” in EVB’s Proxy Statement for the 2003 annual meeting of shareholders .

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The response to this Item is incorporated by reference to the information under the caption  “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Informationin EVB’s Proxy Statement for the 2003 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption  “Transactions with Management” in EVB’s Proxy Statement for the 2003 annual meeting of shareholders.

Item 14. Controls and Procedures

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
•

Expand deposit account procedures to include proper safeguarding of signature cards, verification of prospective customers, proper processing of dormant account transactions, wire transfer procedures, and overdrawn account charge off procedures, including Board reporting.

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

•

Develop formalized vendor management for major vendors providing essential services to the Company.  Because the reduced operational control over out-sourced activities may expose the Company to additional risks, management has been advised to develop a formal and written program for evaluating and monitoring service level agreements for contractual obligations and financial performance and for effective selection, oversight, and management of such relationships.

Beginning in 2002, new management of the Company has taken corrective actions to address each issue, as follows:

•

A revision of the organizational structure of the Company is expected to be implemented in phases over the next year, and a separate risk management function was implemented in the fourth quarter of 2002.

•	The Company has expanded the number of hours of work authorized under its internal audit plan for 2003 by more than 100%, compared to prior years.
•	The Company has expanded the loan review function at Southside Bank and implemented a loan review function at Bank of Northumberland and Hanover Bank.
•

The Company engaged a consultant to perform a control self assessment process throughout the Company.  The consultant has addressed all areas of internal control, including daily file maintenance reviews, segregation of duties, deposit customer opening and closing procedures, loan documentation procedures, and all balance sheet account reconcilements.  Control Self Assessment (CSA) is a methodology used to review key business objectives, risks involved in achieving the objectives, and internal controls designed to manage those risks.  This CSA process, which began in March, 2002, is expected to continue through most of 2003.

•	The Company engaged a consultant to develop a vendor management process and implemented that process in the fourth quarter of 2002

The Company continues to evaluate the effectiveness of these actions as well as the Company’s overall disclosure controls and procedures and internal controls and will take such further actions as dictated by such continuing reviews.

PART IV

Item 15.  Exhibits, Financial Statements and Auditors’ Report

(a)  Financial Statements and Schedules
          The financial statements set forth under Item 8 of this report on Form 10-K are incorporated by reference.

(b)  No reports were filed on Form 8-K during the fourth quarter of 2002.

(c)  List of Exhibits

Exhibit Number

3.1

Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

3.2	Bylaws of Eastern Virginia Bankshares, Inc.

10.1

Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-75738, filed with the Commission on December 21, 2001, incorporated herein by reference.

10.2	Employment Agreement, dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin.

10.3	Employment Agreement, dated as of January 13, 2003, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins.

10.4	Employment Agreement, dated as of January 8, 2003, between Eastern Virginia Bankshares, Inc. and Joseph H. James.

13.1	Excerpt from the 2002 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2002 Annual Report to Shareholders with respect to Selected Financial Data.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.)

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Tappahannock, State of Virginia, on March 20, 2003.

EASTERN VIRGINIA BANKSHARES, INC.

By	/s/ RONALD L. BLEVINS

Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 20, 2003.

Signature	Title

/s/ W. RAND COOK	Chairman of the Board of Directors

W. Rand Cook

/s/ F. L. GARRETT, III	Vice Chairman of the Board of Directors

F. L. Garrett, III

/s/ JOE A. SHEARIN	President and Chief Executive Officer and Director

Joe A. Shearin

/s/ F. WARREN HAYNIE, JR.	Director

F. Warren Haynie, Jr.

/s/ WILLIAM L. LEWIS	Director

William L. Lewis

/s/ CHARLES R. REVERE	Director

Charles R. Revere

/s/ HOWARD R. STRAUGHAN	Director

Howard R. Straughan

/s/ LESLIE E. TAYLOR	Director

Leslie E. Taylor

/s/ JAY T. THOMPSON	Director

Jay T. Thompson

/s/ RONALD L. BLEVINS	Chief Financial Officer
(Principal Financial and Accounting Officer)
Ronald L. Blevins

SECTION 302 CERTIFICATION

I, Joe A. Shearin, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Eastern Virginia Bankshares;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d.14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.

The registrant’s other certifying officers, and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	/s/ JOE A. SHEARIN

Joe A. Shearin
President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Ronald L. Blevins, Sr. Vice President and Chief Financial Officer of the Company, certify that:

	1.	The registrant’s other certifying officers, and I have indicated in this annual report whether or not there were any significant

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presentin all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d.14) for the registrant and have:

a.)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this annual report is being prepared;

		b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

		c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

		b.)	any fraud, whether of not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers, and I have indicated in this annual report whether or not there were any       significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	/s/ RONALD L. BLEVINS

Ronald L. Blevins
Sr. Vice President & Chief Financial Officer

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Eastern Virginia Bankshares, Inc. and Subsidiaries
Tappahannock, Virginia

          We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia
January 8, 2003

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks	$27,214,282	$16,107,054
Federal funds sold	4,540,459	4,765,534
Securities available for sale, at fair value	102,209,977	91,879,699
Loans, net of allowance for loan losses of $5,747,635 in 2002 and $5,233,578 in 2001	393,386,110	342,763,369
Deferred income taxes	593,441	1,570,582
Bank premises and equipment, net	7,935,637	6,161,310
Accrued interest receivable	2,926,654	2,739,696
Other real estate	154,914	—
Other assets	1,328,303	1,275,472

Total assets	$540,289,777	$467,262,716

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing demand accounts	$62,203,317	$45,159,948
Interest bearing deposits	406,914,044	363,080,705

Total deposits	469,117,361	408,240,653
Federal Home Loan Bank Advances	15,000,000	6,000,000
Accrued interest payable	825,191	1,063,481
Other liabilities	2,943,736	4,566,506
Commitments and contingent liabilities	—	—

Total liabilities	487,886,288	419,870,640

Shareholders’ Equity
Common stock of $2 par value per share; authorized 50,000,000 shares; issued and outstanding, 4,858,522 in 2002 and 4,901,095 in 2001	9,717,045	9,802,190
Retained earnings	40,063,494	36,626,982
Accumulated other comprehensive income, net	2,622,950	962,904

Total shareholders’ equity	52,403,489	47,392,076

Total liabilities and shareholders’ equity	$540,289,777	$467,262,716

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest and Dividend Income
Loans and fees on loans	$29,704,106	$27,722,179	$25,571,390
Interest on investments:
Taxable interest income	2,789,013	2,773,128	2,742,571
Tax exempt interest income	1,861,842	1,753,275	1,913,109
Dividends	123,008	265,250	64,941
Interest on Federal funds sold	138,747	389,205	436,585

Total interest and dividend income	34,616,716	32,903,037	30,728,596

Interest Expense
Deposits	11,482,407	14,989,686	13,918,610
Federal funds purchased	6,642	6,105	61,440
Interest on FHLB advances	617,667	377,641	533,055

Total interest expense	12,106,716	15,373,432	14,513,105

Net interest income	22,510,000	17,529,605	16,215,491
Provision for Loan Losses	1,515,004	2,183,000	647,000

Net interest income after provision for loan losses	20,994,996	15,346,605	15,568,491
Noninterest Income
Service charges on deposit accounts	2,095,946	1,967,549	1,685,730
Gain (loss) on sale of available for sale securities	93,289	7,167	(9,716)
Other operating income	963,334	668,859	549,165

Total noninterest income	3,152,569	2,643,575	2,225,179

Noninterest Expenses
Salaries and benefits	8,452,637	6,476,882	5,344,842
Occupancy expense of premises	1,868,700	1,389,620	1,329,190
Printing and supplies	509,000	429,586	511,845
Advertising/marketing	318,502	374,262	430,616
Data processing	391,646	279,216	285,529
Consultant fees	469,327	178,006	224,502
Other operating expenses	2,942,600	2,332,875	2,220,306

Total noninterest expense	14,952,412	11,460,447	10,346,830

Income before income taxes	9,195,153	6,529,733	7,446,840

Income Tax Expense	2,546,310	1,649,999	1,925,879

Net income	$6,648,843	$4,879,734	$5,520,961

Earnings Per Share, basic and assuming dilution	$1.36	$0.99	$1.12

Dividends Per Share	$0.54	$0.52	$0.52

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 1999	$10,064,526	$2,013,760	$31,388,237	$(671,156)		$42,795,367
Comprehensive income:
Net income - 2000	—	—	5,520,961	—	$5,520,961	5,520,961
Other comprehensive Income:
Unrealized holding gains arising during period, (net of tax, $448,820)	—	—	—	—	871,239	—
Reclassification adjustment, (net of tax, $3,303)	—	—	—	—	6,413	—

Other comprehensive income (net of tax, $452,123)	—	—	—	877,652	877,652	877,652

Total comprehensive income	—	—	—	—	$6,398,613	—

Cash dividends declared	—	—	(2,571,072)	—		(2,571,072)
Proceeds from sale of common stock	36,812	257,684	—	—		294,496
Repurchase of common stock under dividend reinvestment plan, net	(222)	(349)	—	—		(571)
Shares purchased and retired	(204,296)	(1,681,608)	—	—		(1,885,904)

Balance, December 31, 2000	$9,896,820	$589,487	$34,338,126	$206,496		$45,030,929
Comprehensive income:
Net income - 2001	—		4,879,734	—	$4,879,734	4,879,734
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $392,101)	—	—	—	—	761,138	—
Reclassification adjustment, (net of tax, $2,437)	—	—	—	—	(4,730)	—

Other comprehensive income (net of tax, $389,665)	—	—	—	756,408	756,408	756,408

Total comprehensive income	—	—	—	—	$5,636,142	—

Cash dividends declared	—	—	(2,558,653)	—		(2,558,653)
Issuance of common stock under dividend reinvestment plan, net	5,919	43,326	—	—		49,245
Shares purchased and retired	(100,549)	(632,813)	(32,225)	—		(765,587)

Balance, December 31, 2001	$9,802,190	$—	$36,626,982	$962,904		$47,392,076
Comprehensive income:
Net income - 2002	—	—	6,648,843	—	$6,648,843	6,648,843
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $886,894)	—	—	—	—	1,721,617	—
Reclassification adjustment, (net of tax, $31,718)	—	—	—	—	(61,571)	—

Other comprehensive income (net of tax, $855,175)	—	—	—	1,660,046	1,660,046	1,660,046

Total comprehensive income	—	—	—	—	$8,308,889	—

Cash dividends declared	—	—	(2,637,160)	—		(2,637,160)
Exercise of stock options	4,000	—	28,200	—		32,200
Stock-based compensation	—	—	56,731	—		56,731
Issuance of common stock under dividend reinvestment plan, net of repurchases	37,113	—	282,669	—		319,782
Shares purchased and retired	(126,258)	—	(942,771)	—		(1,069,029)

Balance, December 31, 2002	$9,717,045	$—	$40,063,494	$2,622,950		$52,403,489

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities
Net income	$6,648,843	$4,879,734	$5,520,961
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from equity investment in partnership	12,057	23,521	32,018
Depreciation and amortization	1,006,008	954,978	962,038
Deferred tax provision (benefit)	121,974	(337,383)	(433,657)
Provision for loan losses	1,515,004	2,183,000	647,000
Net (gain) on other real estate	—	(36,494)	(70,305)
(Gain) losses realized on available for sale securities	(93,289)	(7,167)	9,716
Accretion of discounts and amortization of premiums on securities, net	61,334	51,679	23,467
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(186,958)	170,070	(327,887)
(Increase) decrease in other assets	(62,995)	(538,767)	29,601
Increase (decrease) in accrued interest payable	(238,290)	(117,286)	385,321
Increase (decrease) in other liabilities	(1,622,770)	2,135,270	298,252

Net cash provided by operating activities	7,160,918	9,361,155	7,076,525

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	2,462,849	1,251,180	6,079,372
Maturities and principal repayments of securities available for sale	27,011,883	31,415,048	6,885,204
Maturities of securities held to maturity	—	—	280,000
Purchases of securities available for sale	(37,259,735)	(40,064,441)	(7,307,879)
Proceeds from sale of other real estate	—	527,267	354,098
Net (increase) in loans	(52,292,659)	(48,436,049)	(27,969,890)
Purchases of bank premises and equipment	(2,780,335)	(1,776,609)	(1,748,393)

Net cash (used in) investing activities	(62,857,997)	(57,083,604)	(23,427,488)

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit accounts, interest- bearing demand deposits and savings accounts	50,007,916	44,677,657	(261,706)
Net increase in certificates of deposit	10,868,792	13,149,126	28,028,629
Proceeds from Federal Home Loan Bank advances	10,000,000	—	—
Repayments of Federal Home Loan Bank advances	(1,000,000)	(1,000,000)	(1,000,000)
Decrease in Federal funds purchased	—	(1,048,000)	(420,000)
Proceeds from sale of stock	—	—	294,496
Repurchases and retirement of stock	(1,069,029)	(765,587)	(1,885,904)
Exercise of stock options	32,200	—	—
Issuance of common stock under dividend reinvestment plan, net of repurchases	319,782	49,245	(571)
Stock-based compensation	56,731	—	—
Dividends paid	(2,637,160)	(2,558,653)	(2,571,072)

Net cash provided by financing activities	66,579,232	52,503,788	22,183,872

Net increase in cash and cash equivalents	10,882,153	4,781,339	5,832,909
Cash and Cash Equivalents
Beginning of year	20,872,588	16,091,249	10,258,340

End of year	$31,754,741	$20,872,588	$16,091,249

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,345,006	$15,490,718	$14,127,784

Income taxes	$2,405,718	$2,551,058	$2,629,745

Supplemental Disclosures of Noncash Investing and Financing Activities
transfers from loans to foreclosed real estate	$154,914	$113,168	$418,597

unrealized gain (loss) on securities available for sale	$2,515,221	$1,146,073	$1,329,775

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Eastern Virginia Bankshares, Inc. and Subsidiaries (the “Company”) conform to generally accepted accounting principles and general practices within the banking industry.  The following is a description of the more significant of those policies:

Business

Eastern Virginia Bankshares, Inc. is a bank holding company that provides full banking services, including commercial and consumer demand and time deposit accounts, commercial and consumer loans, Visa and Mastercard revolving credit accounts, drive-in banking services and automated teller machine transactions through its wholly-owned subsidiaries, Southside Bank (“SSB”), Bank of Northumberland, Inc. (“BNI”) and Hanover Bank (“HB”). The area served by the Company is primarily the counties of Essex, Northumberland, King & Queen, King William, Richmond, Lancaster, Hanover, Gloucester, Middlesex and Caroline.

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

Securities

Securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  The company does not have any securities classified as “held to maturity.”

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

Notes to Consolidated Financial Statements

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

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

The accrual of interest on loans, except credit cards, is automatically discontinued at the time the loan is 90 days delinquent.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractural terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length

Notes to Consolidated Financial Statements

of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Other Real Estate

Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at the lower of loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

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

Stock Compensation Plan

At December 31, 2002, the Company had one stock-based compensation plan, which is described more fully in Note 12.  The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  At December 31, 2002, stock-based compensation costs included in salaries and benefit expense totaled $56,731.  There were no options granted in 2001 and 2000.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury method.  Earnings per share calculations are presented in Note 11.

Notes to Consolidated Financial Statements

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Pension Plan

The Company has a defined benefit pension plan covering employees meeting certain age and service requirements.  The Company computes the net periodic pension cost of the plan in accordance with FASB No. 87, “Employers’ Accounting for Pensions.”

Advertising

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $318,502, $374,262 and $430,661 for the three years ended December 31, 2002, 2001 and 2000, respectively.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note 2.	Cash and Due From Banks

To comply with Federal Reserve Regulations, the Company’s subsidiary banks are required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amounts of daily average required balances were approximately $1,071,000 and $890,000.

Note 3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Available for Sale:
U.S. Government obligations	$250,000	$1,562	$—	$251,562
Obligations of U.S. Government agencies	38,876,498	1,058,780	(1,042)	39,934,236
Corporate bonds	7,972,803	607,698	(48,425)	8,532,076
Obligations of state and political subdivisions	48,457,245	2,397,435	(39,974)	50,814,706
Restricted securities	2,677,397	—	—	2,677,397

Total	$98,233,943	$4,065,475	$(89,441)	$102,209,977

Notes to Consolidated Financial Statements

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Available for Sale:
U.S. Government obligations	$4,059,823	$95,920	$—	$4,155,743
Obligations of U.S. Government agencies	25,899,769	367,991	(113,890)	26,153,870
Corporate bonds	10,295,853	251,694	(84,118)	10,463,429
Obligations of state and political subdivisions	47,693,720	1,190,651	(249,018)	48,635,353
Restricted securities	2,471,304	—	—	2,471,304

Total	$90,420,469	$1,906,256	$(447,026)	$91,879,699

The following is a comparison of amortized cost and estimated fair values of the Company’s securities by contractual maturity at December 31, 2002.  Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without penalty.

	Amortized Cost	Estimated Fair Value

Due in one year or lesss	$7,196,539	$7,318,450
Due after one year through five years	41,467,731	43,280,393
Due after five years through ten years	34,794,838	36,588,880
Due after ten years	12,097,438	12,344,857
Restricted securities	2,677,397	2,677,397

Total	$98,233,943	$102,209,977

For the years ended December 31, 2002, 2001 and 2000, proceeds from sales of securities available for sale amounted to $2,462,849, $1,251,180 and $6,079,372, respectively.  Gross realized gains (losses) amounted to $93,289, $7,167 and $(9,716) in 2002, 2001 and 2000 respectively.

The book value of securities pledged to secure public deposits and other purposes amounted to $6,443,448 and $7,631,149 at December 31, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements

Note 4.	Loans

The following is a comparison of loans by type which were outstanding at December 31, 2002 and 2001:

	2002	2001

	(in Thousands)
Real estate - construction	$15,684	$10,708
Real estate - mortgage	198,303	179,641
Commercial real estate	74,806	49,239
Commercial, industrial and agricultural loans	46,926	43,809
Loans to individuals for household, family and other consumer expenditures	66,787	68,605
All other loans	191	652

Total gross loans	402,697	352,654
Less unearned income and deferred loan fees	(3,563)	(4,657)
Less allowance for loan losses	(5,748)	(5,234)

Total net loans	$393,386	$342,763

Note 5.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	2002	2001	2000

Balance at beginning of year	$5,233,578	$4,408,389	$4,153,813
Provision charged against income	1,515,004	2,183,000	647,000
Recoveries of loans charged off	293,369	297,201	298,405
Loans charged off	(1,294,317)	(1,655,012)	(690,829)

Balance at end of year	$5,747,635	$5,233,578	$4,408,389

The following is a summary of information pertaining to impaired loans:

	December 31

	2002	2001	2000

	(in thousands)

Impaired loans for which an allowance has been provided	$311	$975	$—

Allowance related to impaired loans	$6	$152	$—

Average balance of impaired loans	$576	$771	$—

Interest income recognized and collected on impaired loans	$52	$70	$—

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $2,928,986 and $3,676,352 at December 31, 2002 and 2001.  If interest on these loans had been accrued such income would have approximated $61,512 and 147,739, respectively.

Notes to Consolidated Financial Statements

Note 6.	Related Party Transactions

Loans to directors and officers totaled $12,947,232 and $10,502,131 at December 31, 2002 and 2001, respectively.  New advances to directors and officers totaled $8,391,667 and repayments totaled $5,946,566 in the year ended December 31, 2002.

Note 7.	Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	2002	2001

Land and land improvements	$2,117,679	$1,756,425
Buildings	6,464,646	5,495,683
Furniture, fixtures and equipment	6,668,363	7,202611
Construction in progress	1,084,607	—

	16,335,295	14,454,719
Less accumulated depreciation	8,399,658	8,293,409

	$7,935,637	$6,161,310

Depreciation and amortization expense amounted to $1,006,008, $954,978 and $962,038 for 2002, 2001 and 2000, respectively.

Note 8.	Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $47,922,812 and 45,539,302 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of certificates of deposit were as follows:

2003	$106,303,360
2004	26,137,927
2005	30,733,178
2006	9,424,387
2007	30,031,504

Total	$202,630,356

At December 31, 2002 and 2001, overdraft demand deposits reclassified to loans totaled $195,510 and $174,151, respectively.

Notes to Consolidated Financial Statements

Note 9.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

	2002	2001

Deferred tax assets:
Depreciation and amortization	$182,342	$255,803
Allowance for loan losses	1,672,052	1,564,934
Interest on nonaccrual loans	38,660	65,698
Pension liability	—	18,933
Deferred Compensation	28,931	119,308
Organizational costs	32,687	44,084
Other	—	5,760

	1,954,672	2,074,520

Deferred tax liabilities:
Net unrealized gain on available for sale securities	1,351,217	496,050
FHLB dividend	7,888	7,888
Other	2,126	—

	1,361,231	503,938

Net deferred tax assets	$593,441	$1,570,582

Income tax expense charged to operations for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	2002	2001	2000

Currently payable	$2,424,336	$1,987,382	$2,359,536
Deferred tax provision (benefit)	121,974	(337,383)	(433,657)

	$2,546,310	$1,649,999	$1,925,879

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000, due to the following:

	2002	2001	2000

Expected tax expense at statutory rate (34%)	$3,126,352	$2,220,109	$2,531,926
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(568,373)	(508,065)	(557,544)
Other	(11,669)	(62,045)	(48,503)

	$2,546,310	$1,649,999	$1,925,879

Notes to Consolidated Financial Statements

Note 10.	Employee Benefit Plans

Pension Plan

The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee’s compensation during the last five years of employment.  The Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.  Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future.

Information about the plan follows:

	2002	2001	2000

Change in Benefit Obligation
Benefit obligation, beginning	$5,466,276	$5,107,895	$4,690,859
Service cost	362,333	326,009	326,690
Interest cost	407,372	380,493	349,215
Actuarial (gain)	267,081	(117,078)	(16,011)
Benefits paid	(265,717)	(231,043)	(242,858)

Benefit obligation, ending	$6,237,345	$5,466,276	$5,107,895

Change in Plan Assets
Fair value of plan assets, beginning	$4,722,060	$5,575,515	$4,782,516
Actual return on plan assets	(470,265)	(1,131,030)	1,035,857
Employer contributions	449,212	508,618	—
Benefits paid	(265,717)	(231,043)	(242,858)

Fair value of plan assets, ending	$4,435,290	$4,722,060	$5,575,515

Funded status	$(1,802,055)	$(744,216)	$467,620
Unrecognized net actuarial (gain) loss	1,672,368	540,915	(994,735)
Unrecognized net obligation at transition	21,586	25,380	29,174
Unrecognized prior service cost	108,091	122,235	136,379

Accrued benefit cost included in other liabilities	$(10)	$(55,686)	$(361,562)

Components of Net Periodic Benefit Cost
Service cost	$362,333	$326,009	$326,690
Interest cost	407,372	380,493	349,215
Expected return on plan assets	(394,107)	(498,688)	(400,673)
Amortization of prior service cost	14,144	14,144	14,144
Amortization of net obligation at transition	3,794	3,794	3,794
Recognized net actuarial gain	—	(23,010)	—

Net periodic benefit cost	$393,536	$202,742	$293,170

Weighted-Average Assumptions as of December 31
Discount rate	7.00%	7.5%	7.5%
Expected return on plan assets	9.00%	9.0%	9.0%
Rate of compensation increase	5.00%	5.0%	5.0%

Notes to Consolidated Financial Statements

401(k) Plan

The Company has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors.  Employees may elect to contribute to the Plan an amount not to exceed 15% of salary.  The Company has elected to contribute amounts not to exceed 50% of the first 4% of the employee’s contribution.  Contributions to this Plan by the Company of $105,207, 73,619 and $62,685 were included in expenses for the years ended December 31, 2002, 2001, and 2000, respectively.

During 2001, the Company entered into a deferred compensation agreement with the former President and CEO of a subsidiary bank, which provides benefits payable beginning April 1, 2002.  The present value of the estimated liability under the agreement of $350,905 was expensed in the year ended December 31, 2001.  An additional expense was incurred in 2002 for $25,282 to purchase an annuity to eliminate this transaction from the Company’s balance sheet.

Note 11.	Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock.

	December 31,

	2002		2001		2000

	Shares	Per share amount	Shares	Per share amount	Shares	Per share amount

Basic earnings per share	4,883,633	$1.36	4,914,981	$0.99	4,947,507	$1.12

Effect of dilutive securities; stock options	2,891		—		—

Diluted earnings per share	4,886,524	$1.36	4,914,981	$0.99	4,947,507	$1.12

Note 12.	Stock Compensation Plan

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company.  Under the Plan, up to 400,000 shares of Company common stock may be granted.  No options may be granted under the Plan after September 21, 2010.  Options granted in 2002 are exercisable in four years.  All options expire ten years from the grant date.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002:

Dividend rate:	.92%
Price volatility:	20.76%
Risk-free interest rate:	5.54%
Expected life:	10 Years

Notes to Consolidated Financial Statements

The status of the stock option plan for December 31, 2002 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	$—
Granted	32,555	16.10
Exercised	(2,000)	16.10
Forfeited	—	—

Outstanding at December 31, 2002	30,555	$16.10

Exercisable	—	$—

Weighted average fair value of options granted: during 2002	$7.34

The status of the options outstanding at December 31, 2002 is as follows:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Averange Exercise Price

$16.10	30,555	9.4 years	—	$16.10

Note 13.	Commitments and Contingent Liabilities

Southside Bank has entered into a long-term land lease for its Hartfield branch.  The lease was entered into on May 9, 1988 and provides for an original term of fifteen years with an option to renew for two additional terms of ten years each, three additional terms of five years each and, thereafter, for five additional terms of five years each.  Annual rent currently is $5,400 with an adjustment to monthly rent at renewal of .9%.

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

Notes to Consolidated Financial Statements

Hanover Bank leases a banking facility in the Ashland-Hanover Office Building under an operating lease.  The lease was entered into on July 1, 2001 and provides for an original term of five years with two renewal options of five years each.  Annual rent throughout this lease term is $45,960.

EVB Investments, Inc. leases office space in Mechanicsville, Virginia from a related party under an operating lease.  The lease was entered into on May 1, 2002 and provides for a term of 34 months expiring February 28, 2005.  Annual rent is $14,400 for 2002, $22,000 for 2003, $23,000 for 2004 and $7,300 for 2005.

Total rent expense was $135,170, $80,630 and $32,280 for 2002, 2001, and 2000, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2003	$149,368
2004	153,659
2005	113,964
2006	61,340
2007	29,100

Total	$507,431

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements.  Management does not anticipate any material losses as a result of these transactions.

The Company has entered into signed written contractual agreements for the construction of the EVB Corporate Center and a SSB branch totaling $1,749,900 and $322,000 respectively.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

Note 14.	Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities.  As of December 31, 2002, retained net income, which was free of restriction, amounted to $3,394,608.

Note 15.	Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2002, the Company’s fixed-rate debt consisted of Federal Home Loan Bank advances of $15,000,000, of which $5,000,000 is callable in 2005 and another $5,000,000 is callable in 2007.  The advances mature through 2012.  At December 31, 2002, the interest rates ranged from 4.46% to 5.92% with a weighted average interest rate of 5.02%.

Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $93,103,000.

Notes to Consolidated Financial Statements

The contractual maturities of the Federal Home Loan Bank advances are as follows:

Due in 2010	$5,000,000
Due in 2012	10,000,000

$15,000,000

The Company has unused lines of credit totaling $11,700,000 with nonaffiliated banks as of December 31, 2002.

Note 16.	Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders.  It is based on the stock’s fair market value on each dividend record date, and allows for voluntary contributions to purchase stock up to $5,000 per stockholder per calendar quarter.

Note 17.	Financial Instruments with Off-Balance-Sheet Risk

The Company, through its banking subsidiaries, is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2002	2001

	(in Thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$50,578	$40,796
Standby letters of credit	1,141	900

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Notes to Consolidated Financial Statements

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company generally holds collateral supporting those commitments if deemed necessary.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2002, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $8,960,773.

Note 18.	Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Notes to Consolidated Financial Statements

Short-Term Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements

Accrued Interest
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

At December 31, 2002 and 2001, the carrying amounts of loan commitments and standby letters of credit approximated fair value.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in Thousands)		(in Thousands)
Financial assets:
Cash and short-term investments	$31,754	$31,754	$20,873	$20,873
Securities - available for sale	102,210	102,210	91,880	91,880
Loans, net	393,386	415,126	342,763	358,440
Accrued interest receivable	2,927	2,927	2,740	2,740
Financial liabilities:
Noninterest-bearing deposits	$62,203	62,203	$45,160	$45,160
Interest-bearing deposits	406,914	412,137	363,180	368,705
Federal Home Loan Bank advances	15,000	16,285	6,000	6,282
Accrued interest payable	825	825	1,063	1,063

Notes to Consolidated Financial Statements

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 19.	Regulatory Matters

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) in the regulations to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002 and 2001, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from Federal Regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements

The Company’s and the Banks’ actual capital amounts and ratios are presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in Thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$54,286	15.11%	$28,738	8.00%	N/A	N/A
SSB	$18,961	10.72%	$14,153	8.00%	$17,691	10.00%
BNI	$16,124	13.94%	$9,250	8.00%	$11,563	10.00%
HB	$10,058	15.31%	$5,255	8.00%	$6,569	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$49,780	13.86%	$14,369	4.00%	N/A	N/A
SSB	$13,743	7.77%	$7,076	4.00%	$10,615	6.00%
BNI	$10,670	9.23%	$4,625	4.00%	$6,938	6.00%
HB	$7,036	10.71%	$2,627	4.00%	$3,941	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$49,780	9.39%	$21,209	4.00%	N/A	N/A
SSB	$13,743	5.07%	$10,845	4.00%	$13,556	5.00%
BNI	$10,670	5.82%	$7,330	4.00%	$9,163	5.00%
HB	$7,036	8.73%	$3,225	4.00%	$4,031	5.00%
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
Consolidated	$50,369	16.05%	$25,114	8.00%	N/A	N/A
SSB	$17,682	10.91%	$12,971	8.00%	$16,214	10.00%
BNI	$16,056	14.79%	$8,682	8.00%	$10,853	10.00%
HB	$9,751	22.55%	$3,460	8.00%	$4,325	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$46,429	14.79%	$12,557	4.00%	N/A	N/A
SSB	$12,646	7.80%	$6,485	4.00%	$9,728	6.00%
BNI	$10,693	9.85%	$4,341	4.00%	$6,512	6.00%
HB	$7,010	16.21%	$1,730	4.00%	$2,595	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$46,429	10.08%	$18,424	4.00%	N/A	N/A
SSB	$12,646	5.00%	$10,111	4.00%	$12,639	5.00%
BNI	$10,693	6.42%	$6,658	4.00%	$8,323	5.00%
HB	$7,010	12.74%	$2,200	4.00%	$2,751	5.00%

Notes to Consolidated Financial Statements

Note 20.	Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash on deposit with subsidiary banks	$6,719,553	$4,863,211
Subordinated debt in subsidiaries	9,200,000	9,200,000
Investment in subsidiaries	34,072,222	31,311,450
Other investments	118,375	118,375
Premises and equipment, net	2,015,928	1,094,932
Other assets	541,956	899,065

Total assets	$52,668,034	$47,487,033

Liabilities and Shareholders’ Equity

Liabilities
Deferred income taxes	$68,964	$12,553
Other liabilities	195,581	82,404

	264,545	94,957

Shareholders’ Equity
Common stock	9,717,045	9,802,190
Retained earnings	40,063,494	36,626,982
Accumulated other comprehensive income	2,622,950	962,904

Total shareholders’ equity	52,403,489	47,392,076

Total liabilities and shareholders’ equity	$52,668,034	$47,487,033

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Income:
Dividends from subsidiaries	$6,100,000	$4,500,000	$4,500,000
Dividends	—	1,500	688
Interest from subsidiaries	34,681	76,638	212,456
Interest from subordinated debt	644,000	586,250	490,000
Operations services	1,452,998	1,281,430	1,412,132
Miscellaneous income	6,203	13,377	12,431

	8,237,882	6,459,195	6,627,707

Expenses:
Salaries and benefits	1,210,903	816,513	607,413
Occupancy and equipment expense	417,803	470,148	465,826
Management fees	—	—	390,000
Data processing	326,084	233,486	235,976
Consultant fees	308,407	33,771	101,498
Postage	248,459	147,044	31,383
Printing and supplies	99,882	86,188	106,235
Miscellaneous	290,936	206,695	186,933

	2,902,474	1,993,845	2,125,264

Net income before undistributed earnings of subsidiaries	5,335,408	4,465,350	4,502,012
Undistributed earnings of subsidiaries	1,100,745	414,384	1,018,949
Income tax expense (credit)	(212,690)	—	430

Net income	$6,648,843	$4,879,734	$5,520,961

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities
Net income	$6,648,843	$4,879,734	$5,520,961
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,100,745)	(414,384)	(1,018,949)
Depreciation	340,173	396,013	403,344
Deferred income taxes (benefits)	56,411	93,026	(80,473)
(Increase) decrease in accrued interest receivable	—	739	(739)
Decrease (increase) in other assets	357,128	(634,215)	(229,935)
Increase (decrease) in other liabilities	113,177	(294,258)	4,643

Net cash provided by operating activities	6,414,987	4,026,655	4,598,852

Cash Flows from Investing Activities
Purchases of investment securities	—	—	(118,375)
Purchases of premises and equipment	(1,261,169)	(429,188)	(1,465,100)

Net cash (used in) investing activities	(1,261,169)	(429,188)	(1,583,475)

Cash Flows from Financing Activities
Capital transferred to Hanover Bank	—	(2,800,000)	(5,000,000)
Subordinated debt to subsidiary banks	—	(2,200,000)	—
Dividends paid	(2,637,160)	(2,558,653)	(2,571,072)
Proceeds from sale of common stock	—	—	294,496
Exercise of stock options	32,200	—	—
Stock-based compensation	56,731	—	—
Issuance of common stock under dividend reinvestment plan, net of repurchases	319,782	49,245	(571)
Repurchases and retirement of stock	(1,069,029)	(765,587)	(1,885,904)

Net cash (used in) financing activities	(3,297,476)	(8,274,995)	(9,163,051)

Increase (decrease) in cash and cash equivalents	1,856,342	(4,677,528)	(6,147,674)
Cash and Cash Equivalents, beginning of year	4,863,211	9,540,739	15,688,413

Cash and Cash Equivalents, end of year	$6,719,553	$4,863,211	$9,540,739

Stockholder Information

Corporate Office
Eastern Virginia Bankshares, Inc.
217 Duke Street, P. O. Box 1455
Tappahannock, VA 22560

Annual Meeting

The Annual Meeting of Stockholders will be held Thursday, April 17, 2003, at 4:00 P.M. at BETHPAGE Campground and Conference Center, 679 Browns Lane, Urbanna, Virginia 23175. All stockholders are cordially invited to attend.

Common Stock

Eastern Virginia Bankshares common stock is traded on the NASDAQ Small Cap Market under the symbol EVBS. On December 31, 2002, there were approximately 2,000 shareholders. The CUSIP number is 277196101.

Independent Auditors
Yount, Hyde & Barbour, P.C.
50 South Cameron Street
Winchester, VA 22604

Market Makers (known)
BB&T Securities, Inc.
Davenport & Company, LLC
Ferris, Baker Watts, Inc.
Sterne, Agee & Leach

	Common Stock Price				Dividends Declared

	2002		2001		2002	2001

	High	Low	High	Low

First Quarter	$17.00	$14.02	$17.50	$14.25	$0.13	$0.13
Second Quarter	18.80	16.10	17.70	14.60	0.13	0.13
Third Quarter	18.80	17.50	15.60	14.25	0.14	0.13
Fourth Quarter	18.58	16.52	15.40	13.87	0.14	0.13

Investor Relations
Eastern Virginia Bankshares’ Annual Report, Form 10-K and other corporate publications are available to share-holders on request without charge by writing:
Ronald L. Blevins
Eastern Virginia Bankshares, Inc.
P.O. Box 1455
Tappahannock, VA 22560
(804) 443-8423
Fax (804) 445-1047

Direct Deposit of Cash Dividends

Shareholders of Eastern Virginia Bankshares, Inc. common stock may have their cash dividend deposited automatically, on the date of payment, to a checking, sav-ings, or money market account in a financial institution that participates in an Automatic Clearing House.

Shareholders who wish to receive direct deposit may contact the dividend paying agent, Eastern Virginia Bankshares, at (804) 443-8421.

Transfer Agent
Shareholders requiring information on stock transfers, lost certificates, dividends and other shareholder matters should contact the transfer agent:
Eastern Virginia Bankshares, Inc.
Stock Transfer Agent
P.O. Box 1455
Tappahannock, VA 22560
(804) 443-8421
Toll free 1-866-443-8421

Automatic Dividend Reinvestment and Stock Purchase Plan

Eastern Virginia Bankshares, Inc. offers its shareholders a plan whereby they may automatically invest their cash dividends in EVB stock, at the market price on the dividend payment date. Shareholders who wish to enroll in the plan should contact the Stock Transfer Agent above.

[LOGO OF EASTERN VIRGINIA BANKSHARES]

[PHOTO APPEARS HERE]

Eastern Virginia Bankshares, Inc. • 217 Duke Street, P.O. Box 1455 • Tappahannock, VA 22560