Form 10-Q
period 2003-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2003-05-08
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-23565

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2003 was 4,851,057.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2003	December 31 2002
	(unaudited)	(audited)
Assets:
Cash and due from banks	$17,750	$27,214
Federal funds sold	10,060	4,540
Securities available for sale, at fair value	104,829	102,210
Loans, net	400,460	393,386
Deferred income taxes	681	594
Bank premises and equipment, net	8,991	7,936
Accrued interest receivable	2,829	2,927
Other real estate	25	155
Other assets	876	1,328

Total assets	$546,501	$540,290

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing demand accounts	$52,350	$62,203
Savings accounts and interest bearing deposits	211,872	204,284
Time deposits	208,287	202,630

Total deposits	472,509	469,117
Federal Home Loan Bank advances	15,000	15,000
Accrued interest payable	805	825
Other liabilities	5,052	2,945
Commitments and contingent liabilities	—	—

Total liabilities	493,366	487,887
Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,851,035 and 4,858,522 respectively	9,702	9,717
Retained earnings	40,979	40,063
Accumulated other comprehensive income	2,454	2,623

Total shareholders’ equity	53,135	52,403

Total liabilities and shareholders’ equity	$546,501	$540,290

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except share amounts)

	Three Months Ended March 31
	2003	2002
Interest Income:
Loans	$7,484	$7,135
Interest and dividends on securities
Taxable interest income	732	721
Tax exempt interest income	505	461
Dividends	31	30
Interest on federal funds sold	21	12

Total interest and dividend income	8,773	8,359

Interest Expense
Deposits	2,506	3,010
Short-term borrowings	1	6
Long-term debt	188	90

Total interest expense	2,695	3,106

Net interest income	6,078	5,253
Provision for loan losses	297	425

Net interest income after provision for loan losses	5,781	4,828
Other income
Service charges on deposit accounts	526	494
Gain on sale of available for sale securities	75	2
Investment services income	95	51
Other operating income	166	177

	862	724

Other Expenses
Salaries and benefits	2,464	1,935
Net occupancy expense of premises	533	412
Printing and supplies	140	130
Telephone	90	95
Data processing	112	86
Consultant fees	235	26
Other operating expenses	695	684

	4,269	3,368
Income before income taxes	2,374	2,184
Income Tax Expense	664	572

Net income	$1,710	$1,612

Earnings Per Share, basic and assuming dilution	$0.35	$0.33

Dividends per share	$0.14	$0.13

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31 2003	March 31 2002
Cash Flows from Operating Activities
Net income	$1,710	$1,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	354	236
Provision for loan losses	297	425
Gain realized on available for sale securities	(75)	(2)
Decrease in other assets	550	369
Increase (decrease) in other liabilities	2,087	(1,512)

Net cash provided by operating activities	4,923	1,128
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	3,357	—
Proceeds from maturities, calls, and paydowns of securities	4,667	5,970
Purchase of debt securities	(10,569)	(1,015)
Purchase of FHLB and Federal Reserve Bank stock	(300)	(160)
Net increase in loans	(7,371)	(18,949)
Purchases of bank premises and equipment	(1,365)	(460)
Proceeds from sale of OREO	130	—

Net cash (used in) investing activities	(11,451)	(14,614)
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(2,265)	12,959
Net increase (decrease) in certificates of deposit	5,657	(612)
Acquisition of common stock	(239)	(209)
Issuance of common stock under dividend reinvestment plan	95	78
Stock options expensed	14	—
Dividends declared	(679)	(636)
Increase (decrease) in borrowings	—	5,000

Net cash provided by financing activities	2,583	16,580

Increase/ (decrease) in cash and cash equivalents	(3,945)	3,094
Cash and cash equivalents
Beginning of period	31,755	20,873

End of period	$27,810	$23,967

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$2,715	$3,238
Income taxes	$—	$—

See Notes to Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002; the Consolidated Statements of Income and the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2003, and March 31, 2002, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Eastern Virginia Bankshares (the “Company or EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank (SSB) and Bank of Northumberland, Inc. (BNI) became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Corporation opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA.

3.	EVB granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of 2002 adopted a policy to expense stock options. Stock options expense for the three months ended March 31, 2003 was $14 thousand, decreasing reported net income, after tax, by $9 thousand or $0.002 per share.

4.	During the three months ended March 31, 2003, the corporation repurchased 12,500 shares of its common stock at a weighted average price of $19.12. The repurchase and retirement of shares is part of the Board’s authorization in January, 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding, and including 111,538 shares repurchased in prior years, brings the total shares purchased under this authorization to 124,038 shares.

5.	The results of operations for the three-month periods ended March 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

6.	EVB’s amortized cost and estimated fair values of securities at March 31, 2003 are as follows:

(in thousands)

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$22,490	$389	$147	$22,732
Mortgage backed U. S. Government agencies	17,932	386	—	18,318
Obligations of state/political subdivisions-tax exempt	44,970	2,417	17	47,370
Obligations of state/political subdivisions-taxable	5,025	200	—	5,225
Corporate bonds	7,715	592	100	8,207
Restricted securities	2,977	—	—	2,977

Total	$101,109	$3,984	$264	$104,829

Note 7. EVB’s loan portfolio is composed of the following:

(Dollars in thousands)	March 31 2003	December 31 2002	March 31 2002
Commercial, industrial and agricultural loans	$47,758	$46,926	$43,655
Residential real estate mortgage	197,767	198,303	186,476
Real estate construction	16,017	15,684	13,198
Commercial real estate	85,386	74,806	58,749
Consumer loans	62,324	66,787	69,070
All other loans	138	191	263

Total loans	409,390	402,697	371,411
Less unearned income	(2,960)	(3,563)	(4,563)

Total loans net of unearned discount	406,430	399,134	366,848
Less allowance for loan losses	(5,970)	(5,748)	(5,561)

Net loans	$400,460	$393,386	$361,287

EVB has $3.9 million in non-performing loans at March 31, 2003.

Note 8. Allowance for Loan Losses

	March 31 2003	December 31 2002	March 31 2002
Balance January 1	$5,748	$5,234	$5,234
Provision charged against income	297	1,515	425
Recoveries of loans charged off	176	293	54
Loans charged off	(251)	(1,294)	(152)

Balance at end of period	$5,970	$5,748	$5,561

Note 9. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders

	Three Months Ended
	March 31 2003		March 31 2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,853,836	$0.35	4,897,944	$0.33
Effect of dilutive securities, stock options	6,083	—	—	—

Diluted earnings per share	4,859,919	$0.35	4,897,944	$0.33

Note 10. Accounting Rule Changes

There were no new Financial Accounting Standards Board promulgations in the first quarter of 2003 that will impact Eastern Virginia Bankshares, Inc.

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

OVERVIEW AND FINANCIAL CONDITION

Eastern Virginia Bankshares (EVB) reported record first quarter net income and earnings per share for 2003, primarily based on the benefits of strategic initiatives beginning in the year 2000 and an improvement in credit quality. Hanover Bank which began operations in 2000 and opened two new branches in 2001 had an improvement of $225 thousand in its net income, compared to first quarter 2002. Net interest income improved $825 thousand compared to the first quarter of 2002 as the Company continued to benefit from a low and stable interest rate environment. Loan loss provision expense decreased $128 thousand as nonperforming loans decreased by 30% from March 31, 2002. These improvements were partially offset by an increase of $901 thousand in noninterest expense, including an increase of $209 thousand in consultant fees as the Company moved forward with the re-engineering process discussed in the 2002 Annual Report.

Total assets on March 31, 2003 were $546.5 million, up $62.6 million or 12.9% from $483.9 million at March 31, 2002. For the first three months of 2003, total assets averaged $539.5 million, 15.1% above the first three months of 2002 average of $468.6 million. Total loans, net of unearned income, amounted to $406.4 million at March 31, 2003, an increase of $39.6 million or 10.8 % from $ 366.8.0 million at March 31, 2002. At March 31, 2003, total loans, net of unearned income and allowance for loan losses, were $400.5 million. Net loans as a percent of total assets were 73.3% at March 31, 2003, as compared to 74.7% at March 31, 2002. Net loan volume for the first three months of 2003 was $7.1 million as compared to $18.5 million for the first three months of 2002. Decreased loan growth in 2003 versus 2002 is related primarily to a slow economy and the efforts of several senior lenders being partially directed to the re-engineering effort in 2003.

On March 31, 2003, the securities portfolio totaled $104.8 million, which was up $17.9 million or 20.6%, compared to March 31, 2002. Funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk and to provide liquidity. Federal funds sold were $10.1 million on March 31, 2003, compared to $9.1 million one year ago.

Financial Accounting Standards Board Pronouncement #115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled Accumulated other comprehensive income in the Shareholders’ Equity section of the Balance Sheet and was $2.5 million at March 31, 2003, an increase of $1.6 million from March 31, 2002. This increase in the equity effect of the change in the value of securities results primarily from appreciation caused by a decrease in market interest rates compared to one year ago.

Total deposits of $472.5 million at quarter end represented an increase of $51.9 million or 12.3 % from $420.6 million one year ago. EVB offers attractive, yet competitive rates, to maintain a strong stable deposit base. All categories of deposits experienced growth during the past year with noninterest-bearing demand deposits up 13.6% and interest-bearing deposits up 12.2%. The quarter reflected a decrease in noninterest-bearing demand accounts that was more than offset by an increase in savings, money market and certificates of deposit.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares, Inc. reported increased earnings for the first quarter of 2003. Net income for the quarter was $1.7 million, an increase of $98 thousand from first quarter 2002 earnings of $1.6 million. Net income for the first quarter was impacted by an increased net interest margin compared to first quarter 2002. Noninterest expense increased $901 thousand compared to the first quarter of 2002 as the Company added infrastructure and experienced increased consultant fees of $209 thousand related to work on its re-engineering plan. Yield on earning assets was 7.08% for the quarter, as compared to 7.73% for the same period in 2002. The cost of interest bearing liabilities for the three month period ended March 31, 2003 was 2.53% as compared to 3.37% for the comparable period in 2002. Return on average assets was 1.29% for the quarter, compared with 1.39% for the same period in 2002. EVB’s return on average equity was 13.20% for the quarter, compared to 13.70% for the same period in the prior year.

Net Interest Income

Net interest income totaled $6.1 million for the quarter, an $825 thousand increase over the Company’s performance for the first quarter of 2002. The increase in net interest income results primarily from an increase in average earning assets and an increase in net interest margin on a taxable equivalent basis. Average earning assets increased 14.6% to $514.9 million from $449.2 million for the first three months of 2002. Compared to the same period in 2002, average loans increased 13.3%, average securities increased 16.9% and average federal funds sold increased 104.7%. The net interest margin for the three month period ended March 31, 2003 was 4.96%, compared to 4.93% for the comparable period in the prior year. The increase in net interest margin results from a 65 basis point decrease in yield on average earning assets which was more than offset by an 84 basis point decrease in the cost of interest bearing funds. With an asset/liability mix that was positioned at year end for stable interest rates, the net interest margin has expanded each month of the first quarter as certificates of deposit issued in the higher interest rate environment of prior years are maturing and being renewed at much lower market rates.

Noninterest Income

Noninterest income was $862 thousand for the quarter, a 19.1% increase from the first quarter 2002 noninterest income of $724 thousand. Realized gains on sale of available for sale securities increased $73 thousand to $75 thousand and provided the largest source of noninterest income increase. Service charges on deposit accounts of $526 thousand reflected a 6.5% increase from $494 thousand in the quarter ended March 31, 2002, primarily the result of an increased volume of deposit accounts. Non deposit investment service fees were up $44 thousand or 86.3% while other operating income decreased 6.2% to $166 thousand, compared to $177 thousand in the three months ended March 31, 2002.

Noninterest Expense

Total noninterest expense increased $901 thousand or 26.8% from $3.37 million for the first quarter of 2002 to $4.27 million in 2003. The increase in noninterest expense is the result of overall growth of the Company including expenses related to re-engineering efforts discussed earlier in this report. Salary and benefits expense increased $529 thousand or 27.3% to $2.46 million from $1.94 million in the first quarter of 2002. Material factors in this increase include $97 thousand in benefits as both medical insurance and pension costs went up, $48 thousand in the investment subsidiary, $105 thousand for the new Gloucester Point office opened during the first quarter of 2003, $100 thousand in normal salary increases and approximately $200 thousand related to growth and infrastructure development to re-engineer the Company.

Net occupancy and equipment expense increased $121 thousand or 29.4 % compared to the same quarter in 2002 to $533 thousand. The largest contributors to the occupancy expense increase are the new Gloucester Point branch office and depreciation in the Operations Center on a new mainframe computer installed in the fourth quarter of 2002.

All other noninterest expense increased $251 thousand or 24.6% to $1.27 million for the first quarter of 2003 from $1.02 million for the same period in 2002. The largest contributor to the other noninterest expense increase was consultant fees which increased $209 thousand to $235 thousand compared to $26 thousand in the first quarter of 2002. Consultant fee expense is largely related to the company-wide re-engineering project which is expected to continue through the second quarter of 2003.

Income Taxes

Income tax expense for the first quarter of 2003 was $664 thousand, compared to $572 thousand for the same period in 2002. Income taxes reflect an effective tax rate of 28.0% in the first quarter of 2003 as compared to 26.2% for the first three months of 2002 and 27.7% for the full year 2002.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $3.92 million at March 31, 2003, compared to $5.55 million at March 31, 2002, reflecting a $1.63 million or 29.4% improvement. Nonperforming assets are up $498 thousand from $3.4 million at 2002 year end. EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. Nonperforming assets are composed largely (66.4%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $75 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.08%. This compares to first quarter 2002 net charge-offs of $98 thousand or an annualized ratio of net charge-offs of 0.11% and 2002 full year charge-offs of $1.0 million or 0.26% of average loans.

The allowance for loan losses increased to $5.97 million at March 31, 2003, as compared to $5.75 million at December 31, 2002. The allowance increased $222 thousand in the first three months of 2003 as compared to $327 thousand for the first three months of 2002. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.47 % at March 31, 2003, compared to 1.44% at year end and 1.51% at March 31, 2002.

Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 2003, the Company reported $762 thousand of impaired loans. The average balance of impaired loans for the first three months of 2003 was $628 thousand.

Nonperforming Assets (Dollars in thousands)	March 31 2003	December 31 2002	March 31 2002
Nonaccrual loans	$3,886	$3,240	$5,518
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	10	28	33

Total nonperforming loans	$3,896	$3,268	$5,551
Other real estate owned	25	155	—

Total nonperforming assets	$3,921	$3,423	$5,551

Nonperforming assets to total loans and other real estate	0.96%	0.86%	1.50%
Allowance for loan losses to nonaccrual loans	152.26%	177.41%	100.78%
Net charge-offs to average loans for the year	0.08%	0.26%	0.11%
Allowance for loan losses to period end loans	1.47%	1.44%	1.51%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 2003 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 2003, potential problem loans, most of which are included in the nonperforming asset figures above, were approximately $850 thousand with no lending relationships with principal balances in excess of $100,000.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks, the Federal Reserve Bank and with the Federal Home Loan Bank. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at March 31, 2003 was $50.68 million, or 13.76% of risk-weighted assets for Tier 1 capital and $55.30 million, or 15.02% for total risk based capital.

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

There have been no material changes in market risk since 2002 year end.

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

Item 2. Changes in Securities (not applicable)

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit Name

•	Statement re: Computation of Per Share Earnings – Included under Part I, Item I, Note 5 of this From 10-Q.

•	Exhibit 99.1 – Section 906 Certification by Chief Executive Officer

•	Exhibit 99.2 – Section 906 Certification by Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.

/s/ JOE A. SHEARIN
Joe A. Shearin President and Chief Executive Officer

/s/ RONALD L. BLEVINS
Ronald L. Blevins Senior Vice President and Chief Financial Officer

Date: April 30, 2003

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

6.	The registrant’s other certifying officers, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ JOE A. SHEARIN
Joe A. Shearin President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Ronald L. Blevins, Sr. Vice President and Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eastern Virginia Bankshares;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d.14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ RONALD L. BLEVINS
Ronald L. Blevins Sr. Vice President & Chief Financial Officer