Form 10-Q
period 2003-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2003-08-12
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State of Incorporation)	(I.R.S. Employer Identification No.)

330 Hospital Road, Tappahannock, Virginia 22560

(Address of principal executive offices)

Registrant’s telephone number (804) 443-8423

217 Duke Street, Tappahannock, Virginia 22560

(Former name, former address, former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2003 was 4,859,959.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30 2003 (unaudited)	December 31 2002 (audited)
Assets:
Cash and due from banks	$19,199	$27,214
Federal funds sold	209	4,540
Securities available for sale, at fair value	106,900	102,210
Loans, net	417,444	393,386
Bank premises and equipment, net	10,132	7,936
Accrued interest receivable	2,837	2,927
Other real estate	25	155
Other assets	1,225	1,922

Total assets	$557,971	$540,290

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$55,886	$62,203
Savings accounts and interest bearing deposits	211,309	204,284
Time deposits	206,116	202,630

Total deposits	473,311	469,117
Federal Home Loan Bank advances	25,000	15,000
Accrued interest payable	764	825
Other liabilities	3,342	2,945
Commitments and contingent liabilities	—	—

Total liabilities	502,417	487,887
Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,859,959 and 4,858,522 respectively	9,720	9,717
Retained earnings	42,264	40,063
Accumulated other comprehensive income	3,570	2,623

Total shareholders’ equity	55,554	52,403
Total liabilities and shareholders’ equity	$557,971	$540,290

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest Income:
Loans	$7,616	$7,410	$15,100	$14,545
Interest on investments
Taxable interest income	680	676	1,412	1,397
Tax exempt interest income	505	461	1,010	922
Dividends	26	36	57	66
Interest on federal funds sold	37	29	58	41

Total interest and dividend income	8,864	8,612	17,637	16,971
Interest Expense
Deposits	2,298	2,893	4,804	5,903
Short-term borrowings	—	1	1	7
Long-term debt	241	151	429	241

Total interest expense	2,539	3,045	5,234	6,151

Net interest income	6,325	5,567	12,403	10,820
Provision for loan losses	210	360	507	785

Net interest income after provision for loan losses	$6,115	$5,207	$11,896	$10,035
Other income
Service charges on deposit accounts	580	524	1,106	1,018
Gain on sale or call of available for sale securities	14	1	90	3
Investment services income	104	127	200	178
Other operating income	198	150	362	327

	896	802	1,758	1,526

Other Expenses
Salaries and benefits	2,468	2,015	4,932	3,950
Net occupancy expense of premises	564	441	1,098	853
Printing and supplies	166	146	305	276
Data processing	119	102	231	188
Directors’ fees	227	71	303	138
Consultant fees	260	51	495	77
Other operating expenses	790	654	1,499	1,366

	4,594	3,480	8,863	6,848

Income before income taxes	2,417	2,529	4,791	4,713
Income Tax Expense	678	712	1,342	1,284

Net income	$1,739	$1,817	$3,449	$3,429

Earnings Per Share, basic and assuming dilution	$0.36	$0.37	$0.71	$0.70
Dividends per share	$0.14	$0.13	$0.28	$0.26

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30 2003	June 30 2002
Cash Flows from Operating Activities
Net income	$3,449	$3,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	750	472
Provision for loan losses	507	785
Gain realized on available for sale securities	(90)	(3)
Gain on sale of fixed assets	(13)	—
Decrease in other assets	301	189
Increase in other liabilities	338	228

Net cash provided by operating activities	5,242	5,100
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	3,447	—
Proceeds from maturities, calls, and paydowns of securities	15,268	10,975
Proceeds from sale of other real estate	130	—
Purchase of debt securities	(21,640)	(4,235)
Purchase of FHLB and Federal Reserve Bank stock	(346)	(218)
Net increase in loans	(24,565)	(36,008)
Purchases of bank premises and equipment	(3,040)	(950)
Proceeds from sale of premises and equipment	209	—

Net cash (used in) investing activities	(30,537)	(30,436)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	708	20,961
Net increase in certificates of deposit	3,486	518
Issuance of common stock under dividend reinvestment plan	176	155
Acquisition of common stock	(239)	(397)
Issuance of common stock under benefit plans	152	—
Stock options expensed	24	—
Dividends declared	(1,358)	(1,271)
Increase in borrowings	10,000	9,000

Net cash provided by financing activities	12,949	28,966

Increase (decrease) in cash and cash equivalents	(12,346)	3,630
Cash and cash equivalents
Beginning of period	31,754	20,873

End of period	$19,408	$24,503

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$5,295	$6,316
Income taxes	$1,211	$1,087

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002; the Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and June 30, 2002 and the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2003, and June 30, 2002, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Eastern Virginia Bankshares (the “Company or EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. On June 12, 2003 EVB announced the signing of a definitive agreement with BB&T Corporation for its Southside Bank subsidiary to acquire three First Virginia Bank – Hampton Roads offices. This transaction is expected to close in September 2003.

3.	EVB granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of 2002 adopted a policy to expense stock options. Stock options expense before income tax was $10 thousand and $24 thousand respectively for the three and six month periods ended June 30, 2003. In June 2003, EVB made an unrestricted grant of 5,800 shares to directors of the Company and its subsidiary banks. This grant is accounted for as a directors’ fee expense of $151 thousand.

4.	For the six months ended June 30, 2003, the Company has repurchased 12,500 shares of its common stock at a weighted average price of $19.12 per share, all of this repurchase activity being prior to March 31, 2003. The repurchase and retirement of shares is part of the Board’s authorization in January 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding. Including 111,538 shares repurchased in prior years, the total purchased under this authorization is 124,038 shares.

5.	EVB’s amortized cost and estimated fair values of securities at June 30, 2003 are as follows:

(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$22,004	$778	$—	$22,782
Mortgage backed U. S. Government agencies	17,958	408	4	18,362
Obligations of state/political subdivisions-tax exempt	47,102	3,193	6	50,289
Obligations of state/political subdivisions-taxable	3,679	207	—	3,886
Corporate bonds	7,724	833	—	8,557
Restricted securities	3,024	—	—	3,024

Total	$101,491	$5,419	$10	$106,900

Note 6. EVB’s loan portfolio is composed of the following:

(Dollars in thousands)	June 30 2003	December 31 2002	June 30 2002
Commercial, industrial and agricultural loans	$51,341	$46,926	$45,246
Residential real estate mortgage	209,907	198,303	193,339
Real estate construction	19,167	15,684	15,450
Commercial real estate	81,924	74,806	64,013
Consumer loans	63,302	66,787	69,750
All other loans	188	191	343

Total loans	425,829	402,697	388,141
Less unearned income	(2,428)	(3,563)	(4,463)

Total loans net of unearned discount	423,401	399,134	383,678
Less allowance for loan losses	(5,957)	(5,748)	(5,691)

Net loans	$417,444	$393,386	$377,987

EVB had $4.5 million in non-performing loans at June 30, 2003.

Note 7. Allowance for Loan Losses

(Dollars in thousands)	June 30 2003	December 31 2002	June 30 2002
Balance January 1	$5,748	$5,234	$5,234
Provision charged against income	507	1,515	785
Recoveries of loans charged off	263	293	127
Loans charged off	(561)	(1,294)	(455)

Balance at end of period	$5,957	$5,748	$5,691

Note 8. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Diluted potential common stock had no effect on income otherwise available to shareholders.

	Three Months Ended
	June 30, 2003		June 30, 2002
		Per Share Amount		Per Share Amount
	Shares		Shares
Basic earnings per share	4,853,365	$0.36	4,890,035	$0.37
Effect of dilutive securities, Stock options	9,815	—	2,700	—

Diluted earnings per share	4,863,180	$0.36	4,892,735	$0.37

	Six Months Ended
	June 30, 2003		June 30, 2002
		Per Share Amount		Per Share Amount
	Shares		Shares
Basic earnings per share	4,853,599	$0.71	4,893,989	$0.70
Effect of dilutive securities, Stock options	7,949	—	1,350	—

Diluted earnings per share	4,861,548	$0.71	4,895,339	$0.70

Note 9. Accounting Rule Changes

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented elsewhere in this report. Operating results include Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks and holding company combined for all periods presented.

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards Number 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 4.3% to $1.7 million for the second quarter of 2003, compared to $1.8 million for the same period in 2002. Earnings per share decreased 2.7% to $0.36 compared to $0.37 in the second quarter of 2002. Year-to-date earnings per share of $0.71 represent an increase of 1.4% compared to $0.70 per share for the first six months of 2002. On a sequential quarter over quarter basis, net income improved $29 thousand while the net interest margin remained constant at 4.96%, identical to the first quarter and up five basis points from 4.91% in the second quarter of 2002. The provision for loan losses was down $150 thousand compared to the second quarter of 2002, the result of both decreased charge-offs and slower loan growth.

Total assets on June 30, 2003 were $558.0 million, up $17.7 million or 3.3% from $540.3 million at December 31, 2002. For the quarter, total assets averaged $554.5 million or 13.2% above the second quarter 2002 average of $489.7 million. Total loans, net of unearned income, were $423.4 million at June 30, 2003, an increase of $24.3 million or 6.1% from $399.1 million at December 31, 2002. Total loans net of the allowance for loan losses as a percent of total assets were 74.8% at June 30, 2003, as compared to 72.8% at December 31, 2002. Net loan volume for the first six months of 2003 was $24.1 million as compared to $35.2 million for the first six months of 2002. Slower loan growth in 2003 compared to 2002 is a reflection of both the economy and the fact that the Company did not offer a fixed rate residential mortgage product until the second quarter of 2003.

On June 30, 2003, the securities portfolio totaled $106.9 million, which was $4.7 million or 4.6 % above the level at December 31, 2002. Funds that are invested in the securities portfolio are part of the effort to balance interest rate risk. Federal funds sold were $209 thousand on June 30, 2003, compared to $4.5 million at December 31, 2002, a net decrease of $4.3 million. This decrease in federal funds sold and increase in the securities portfolio is primarily the result of shifting assets between the two categories.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of available for sale securities net of income taxes is reflected in a line titled “Accumulated other comprehensive income” in “Shareholders’ Equity”, which was $3.6 million at June 30, 2003, an increase of $947 thousand from 2002 year end. The increase in unrealized gain on securities primarily results from increased market values as interest rates have declined.

Total deposits of $473.3 million at quarter end represented an increase of $4.2 million or 0.9% from $469.1 million at December 31, 2002. EVB offers attractive, yet competitive rates, to maintain a strong and stable deposit base. The first six months of 2003 reflect a $708 thousand increase in demand, savings and money market deposits, while certificates of deposit increased $3.5 million. Depositors have reacted to lowered interest rates by continuing to seek shorter maturities. To partially offset the shortening of deposit maturities, the Company increased its long-term borrowing with the Federal Home Loan Bank of Atlanta by $10 million during the first six months of 2003.

Subsequent to quarter end, the Company’s Corporate and Operations staff completed a very successful relocation into a new state-of-the-art building during the July 4th weekend. This 15,000 square foot facility on Hospital Road in Tappahannock enables us to expand our operations capacity and improve data processing efficiencies while positioning for future growth. The Company expects to complete the acquisition and conversion of three First Virginia branches in Courtland, Surry and Waverly late in the third quarter of 2003. This acquisition which brings with it approximately $70 million in deposits and $20 million in loans is expected to be accretive to earnings in 2004.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares reported record earnings for the six months ended June 30, 2003 while at the same time reporting a decrease in second quarter earnings from the all time quarterly record in the second quarter of 2002. Net income for the quarter was $1.74 million, a decrease of $78 thousand from second quarter 2002 earnings of $1.82 million. Net income for the six months ended June 30, 2003 increased 0.6% to $3.45 million compared to $3.43 million for the first half of 2002. Net income for the quarter and first six months was impacted primarily by increased net interest margin compared to 2002 and by re-engineering expenses throughout the first six months of 2003. Noninterest expense increased $1.1 million compared to the second quarter of 2002, and increased $2.0 million for the first six months compared to the similar period for 2002.

Yield on earning assets was 6.89% for the quarter and 6.99% for the first six months, as compared to 7.52% and 7.62% for the same periods in 2002. The cost of interest bearing liabilities was 2.31% for the quarter and 2.42% for the first six months as compared to 3.07% and 3.13% for the comparable periods in 2002. Return on average assets was 1.26% for the quarter and 1.27% for the six month period, compared with 1.49% and 1.44% for the same periods in 2002. EVB’s return on average equity was 13.0% for the quarter and 13.1% for the first six months, compared to 14.9% and 14.3% for the same periods in 2002.

Net Interest Income

Net interest income totaled $6.3 million for the quarter, a $758 thousand or 13.6% increase over the Company’s performance for the second quarter of 2002. The increase in net interest income results primarily from an increase in average earning assets while also positively impacted by an increase in net interest margin on a taxable equivalent basis. Average earning assets increased 12.5% to $528.9 million from $470.0 million for the second quarter of 2002. Compared to the same period in 2002, average loans increased 10.2%, average securities 22.2% and average federal funds sold 61.0%. The net interest margin for the three month period ended June 30, 2003 was 4.96%, compared to 4.92% for the comparable period in the prior year. The increase in net interest margin results from a 63 basis point decrease in yield on average earning assets which was more than offset by an 82 basis point decrease in the cost of interest bearing funds.

Net interest income for the six months ended June 30, 2003 was $12.4 million, an increase of $1.6 million, or 14.6% from $10.8 million for the same period in 2002. For the six months ended June 30, 2003, average loans, net of unearned interest, increased $42.7 million to $408.7 million compared to $366.0 million for the same period in 2002. The increase in average loans is the result of loan growth fueled by new branches opened in 2001 and early 2003. The three basis point increase in net interest margin results from an 83 basis point decrease in the cost of interest bearing funds from 3.25% in 2002 to 2.42% for the first six months of 2003, while the yield on interest bearing assets on a taxable equivalent basis decreased by 63 basis points from 7.62% to 6.99% for the same period.

Noninterest Income

Noninterest income, excluding securities transactions, was $882 thousand for the quarter, a 10.1% increase from second quarter 2002 noninterest income of $801 thousand. Service charges increased $56 thousand; other noninterest income increased $48 thousand and non-deposit investment fees produced by EVB Investments, Inc. decreased $23 thousand for the quarter compared to the second quarter of 2002. Noninterest income, excluding securities transactions, for the six months ended June 30, 2003 increased $145 thousand from $1.52 million for the six months ended June 30, 2002 to $1.67 million in 2003, with $88 thousand of that increase being in the service charge category. Realized gains on sold or called securities was $14 thousand for the quarter compared to $1 thousand in the second quarter of 2002, and was $90 thousand for the first six months compared to $3 thousand in the prior year.

Noninterest Expense

Noninterest expense increased $1.1 million or 32.0% % from $3.5 million for the second quarter of 2002 to $4.6 million in the second quarter of 2003. Salary and benefits expense increased $453 thousand or 22.5% for the quarter compared to the second quarter of 2002, as the result of infrastructure development, the addition of a new office in Gloucester County with 11 employees and normal growth. Net occupancy expense increased $123 thousand or 27.9% to $564 thousand compared to $441 thousand in the same period in the prior year, caused by the new Gloucester office and depreciation on a new main frame computer installed in late 2002. Consultant fees increased $209 thousand as the Company progressed into the final stages of the previously announced re-engineering project; directors fees were up $156 thousand as the Company implemented a director stock grant program in June 2003 that will replace the former director retainer fees; and all other operating expenses increased $173 thousand or 19.2% to $1.1 million from $902 thousand in the second quarter of 2002.

For the six months ended June 30, 2003, noninterest expense increased $2.0 million or 29.4% to $8.86 million from $6.85 million for the comparable period of 2002. Salary and benefits expense increased $982 thousand or 24.9% compared to the first six months of 2002, the result of infrastructure development, the addition of a new office in Gloucester County and normal growth. Net occupancy expense increased $245 thousand or 28.7% to $1.1 million compared to $853 thousand in the same period in the prior year, caused by the new Gloucester office and depreciation on a new main frame computer installed in late 2002. Consultant fees increased $418 thousand as the Company conducted a company-wide re-engineering project; directors fees were up $165 thousand as the Company implemented a director stock grant program in June 2003 that will replace the former director retainer fees and all other operating expenses increased $205 thousand or 11.2% to $2.0 million from $1.8 million in the first six months of 2002. The primary contributors to the other expense increases were categories related to growth of the Company including capital stock tax up $52 thousand, general insurance up $46 thousand, data processing up $43 thousand and printing and supplies up $29 thousand.

Income Taxes

Income tax expense for the second quarter of 2003 was $678 thousand, compared to $712 thousand for the same period in 2002. Income taxes reflect an effective tax rate of 28.1% for the second quarter of 2003, compared to 28.2% for the same quarter in 2002. Income tax expense for the first six months of 2003 was $1.34 million, compared to $1.28 million for the first half of 2002. The effective tax rate for the first six months of 2003 was 28.0%, compared to 27.2% for the first six months of 2002.

ASSET QUALITY

As discussed in “Critical Accounting Policies”, the Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $4.5 million at June 30, 2003, compared to $3.4 million at December 31, 2002, reflecting a 32.4% increase in the first six months of the year and a 10% increase in the past 12 months from $4.1 million at June 30, 2002. EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. During the first half of 2003, nonperforming loans secured by real estate increased $747 thousand, while nonperforming unsecured loans which total only $169 thousand increased $15 thousand. Nonperforming assets are composed largely (67.8%) of loans secured by real estate in the Company’s market area. Based on historical data that reflects minimal losses on loans secured by real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $223 thousand for the quarter, and $298 thousand for the first six months of 2003, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.22% and 0.15% respectively. This compares to 2002 full year net charge-offs of $1.0 million or 0.26% of average loans and second quarter 2002 net charge-offs of $230 thousand and first six months of 2002 net charge-offs of $328 thousand.

The allowance for loan losses increased to $5.96 million at June 30, 2003, as compared to $5.75 million at December 31, 2002. The allowance increased $209 thousand in the first six months of 2003 as compared to $457 thousand for the first six months of 2002. The increase in the allowance for loan losses during both periods was the result of lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.41% at June 30, 2003, compared to 1.44% at year end and 1.48% at June 30, 2002.

Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 2003, the Company reported $128 thousand of impaired loans. The average balance of impaired loans for the first six months of 2003 was $378 thousand.

Nonperforming Assets (Dollars in thousands)	June 30 2003	December 31 2002	June 30 2002
Nonaccrual loans	$4,498	$3,240	$4,047
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	10	28	55

Total nonperforming loans	$4,508	$3,268	$4,102
Other real estate owned	25	155	—

Total nonperforming assets	$4,533	$3,423	$4,102
Nonperforming assets to total loans and other real estate	1.07%	0.86%	1.05%
Allowance for loan losses to nonaccrual loans	132.41%	177.41%	140.62%
Net charge-offs to average loans for the year	0.15%	0.26%	0.18%
Allowance for loan losses to period end loans	1.41%	1.44%	1.48%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 2003 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At June 30, 2003, potential problem loans were approximately $863 thousand including one lending relationship with a principal balance in excess of $100 thousand which had an aggregate principal balance outstanding of $128 thousand.

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

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at June 30, 2003 was $52.0 million, or 13.7% of risk-weighted assets for Tier 1 capital and $56.7 million, or 15.0% for total risk based capital. Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 Capital of at least 4% and total capital of 8%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since the year end 2002 as was discussed in Item 7a of the 2002 annual report on Form 10-K.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of June 30, 2003, the disclosure controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to the Company and its subsidiaries.

FORM 10-Q PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings to which the registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened. The only litigation in which EVB and its subsidiaries are involved are collection suits involving delinquent loan accounts in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds (none)

Item 3. Defaults Upon Senior Securities (none)

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 17, 2003, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.
	Number of Shares
	For	Against	Abstain
W. Rand Cook	3,769,855	9,561	28,584
F. L. Garrett, III	3,756,906	22,510	28,584
F. Warren Haynie, Jr.	3,767,655	11,761	28,584
William L. Lewis	3,769,855	9,561	28,584
Charles R. Revere	3,757,425	21,991	28,584
Joe A. Shearin	3,769,855	9,561	28,584
Howard R. Straughan, Jr.	3,756,325	23,091	28,584
Leslie E. Taylor	3,761,645	17,771	28,584
J. T. Thompson, III	3,737,124	42,292	28,584

2. To approve the Company’s 2003 Stock Incentive Plan
For	2,756,612
Against	217,220
Abstain	86,275
Broker non-votes	927,894

3. To ratify the appointment by the Board of Directors of Yount, Hyde & Barbour, P.C. as the Corporation’s independent auditors for the ensuing year.
For	3,788,524
Against	9,242
Abstain	10,234

Item 5. Other Information (none)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Statement re: Computation of Per Share Earnings—Included under Part I, Item I, Note 8 of this Form 10-Q.

Exhibit 31.1—Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2—Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1—Section 906 Certification of Chief Executive Officer

Exhibit 32.2—Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

On June 12, 2003, the Company filed a Current Report on Form 8-K dated June 12, 2003 to disclose under Item 5, the signing of a definitive agreement with BB&T Corporation for its Southside Bank subsidiary to acquire three First Virginia branches

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin

Joe A. Shearin

President and Chief Executive Officer

/s/ Ronald L. Blevins

Ronald L. Blevins

Senior Vice President and Chief Financial Officer

Date:    August 5, 2003