Form 10-Q
period 2003-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2003-11-12
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2003 was 4,863,648.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30 2003 (unaudited)	December 31 2002 (audited)
Assets:
Cash and due from banks	$15,823	$27,214
Federal funds sold	3,912	4,540
Securities available for sale, at fair value	141,646	102,210
Loans:
Loans, net of unearned income	464,488	399,134
Allowance for credit losses	6,210	5,748

Total loans, net	458,278	393,386
Bank premises and equipment, net	14,285	7,936
Accrued interest receivable	2,894	2,927
Other real estate	—	155
Goodwill and intangible assets	7,213	—
Other assets	6,578	1,922

Total assets	$650,629	$540,290

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$73,682	$62,203
Savings accounts and interest bearing deposits	251,201	204,284
Time deposits	231,354	202,630

Total deposits	556,237	469,117
Trust preferred capital notes	10,000	—
Other borrowings	25,000	15,000
Accrued interest payable	869	825
Other liabilities	3,316	2,945
Commitments and contingent liabilities	—	—

Total liabilities	595,422	487,887
Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,863,648 and 4,858,522 respectively	9,727	9,717
Retained earnings	43,457	40,063
Accumulated other comprehensive income	2,023	2,623

Total shareholders’ equity	55,207	52,403

Total liabilities and shareholders’ equity	$650,629	$540,290

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest Income
Loans	$7,623	$7,518	$22,723	$22,063
Interest and dividends on securities:
Taxable interest income	836	666	2,249	2,063
Tax exempt interest income	530	459	1,540	1,381
Dividends	22	29	79	95
Interest on federal funds sold	10	62	68	103

Total interest and dividend income	9,021	8,734	26,659	25,705

Interest Expense
Deposits	2,175	2,891	6,980	8,794
Short-term borrowings	15	—	16	7
Long-term debt	283	188	712	429

Total interest expense	2,473	3,079	7,708	9,230

Net interest income	6,548	5,655	18,951	16,475
Provision for loan losses	465	380	972	1,165

Net interest income after provision for loan losses	$6,083	$5,275	$17,979	$15,310
Other income
Service charges on deposit accounts	607	513	1,713	1,531
Gain/ (loss) on sale of available for sale securities	(1)	15	89	18
Investment services income	93	84	292	262
Other operating income	191	153	554	480

	890	765	2,648	2,291

Other Expenses
Salaries and benefits	2,546	2,200	7,478	6,150
Net occupancy expense of premises	706	458	1,804	1,312
Printing and supplies	146	111	451	387
Telephone	115	85	292	265
Directors fees	79	69	382	207
Data processing	136	102	367	290
Consultant fees	130	113	625	190
Other operating expenses	640	594	1,962	1,779

	4,498	3,732	13,361	10,580

Income before income taxes	2,475	2,308	7,266	7,021
Income Tax Expense	693	708	2,035	1,992

Net income	$1,782	$1,600	$5,231	$5,029

Earnings per share, basic and assuming dilution	$0.37	$0.33	$1.08	$1.03
Dividends per share	$0.14	$0.14	$0.42	$0.40

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30 2003	September 30 2002
Cash Flows from Operating Activities
Net income	$5,231	$5,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/accretion	1,231	725
Provision for loan losses	972	1,165
Gain realized on available for sale securities	(89)	(18)
Gain on sale of fixed assets	(13)	—
(Increase) in goodwill and other assets	(11,528)	(427)
Increase in other liabilities	419	228

Net cash provided by (used in) operating activities	(3,777)	6,702

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	3,447	—
Proceeds from maturities, calls, and paydowns of securities	24,711	19,769
Proceeds from sale of other real estate	155	—
Purchase of debt securities	(68,149)	(23,417)
Purchase of FHLB and Federal Reserve Bank stock	(445)	(218)
Net increase in loans	(65,864)	(45,872)
Purchase of bank premises and equipment	(7,599)	(1,325)
Proceeds from sale of premises and equipment	209	—

Net cash (used in) investing activities	(113,535)	(51,063)

Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	58,395	35,864
Net increase in certificates of deposit	28,724	10,644
Issuance of common stock under dividend reinvestment plan	263	237
Acquisition of common stock	(239)	(744)
Issuance of common stock under benefit plans	152	—
Stock options expensed	37	—
Dividends declared	(2,039)	(1,955)
Increase in borrowings	20,000	9,000

Net cash provided by financing activities	105,293	53,046

Increase (decrease) in cash and cash equivalents	(12,019)	8,685
Cash and cash equivalents
Beginning of period	31,754	20,873

End of period	$19,735	$29,558

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$7,664	$9,403
Income taxes	$1,875	$1,913

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002; the Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 and 2002 and the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2003, and 2002, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Eastern Virginia Bankshares, Inc. (the “Company or EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. On September 26, 2003 the Company’s Southside Bank subsidiary completed the acquisition of three First Virginia Bank – Hampton Roads offices from BB&T Corporation. BB&T was required by the United States Department of Justice to divest those offices. These acquired offices increased September 30, 2003 loans by $28.3 million, deposits by $66.0 million, fixed assets by $3.6 million and intangible assets by $7.2 million. The Company issued $10 million in trust preferred debt on September 17, 2003 in conjunction with the acquisition of these branches.

3.	EVB granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of 2002 adopted a policy to expense stock options. The Company issued additional stock options on September 15, 2003. Stock options expense before income tax was $13 thousand and $37 thousand respectively for the three and nine month periods ended September 30, 2003. In June 2003, EVB made an unrestricted grant of 5,800 shares to directors of the Company and its subsidiary banks. This grant was accounted for as a directors’ fee expense of $151 thousand.

4.	For the nine months ended September 30, 2003, the Company has repurchased 12,500 shares of its common stock at a weighted average price of $19.12 per share, all of this repurchase activity being prior to March 31, 2003. The repurchase and retirement of shares is part of the Board’s authorization in January 2001, to repurchase up to 300,000 shares from the 4.9 million shares outstanding. Including 111,538 shares repurchased in prior years, the total purchased under this authorization is 124,038 shares.

5.	EVB’s amortized cost and estimated fair values of securities at September 30, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Treasury	$10,000	$—	$1	$9,999
Obligations of U.S. Government agencies	40,111	536	303	40,344
Mortgage backed securities	17,658	215	55	17,818
Obligations of state/political subdivisions-tax exempt	49,480	2,169	169	51,480
Obligations of state/political subdivisions-taxable	3,209	96	—	3,305
Corporate bonds	15,000	652	75	15,577
Restricted securities	3,123	—	—	3,123

Total	$138,581	$3,668	$603	$141,646

Note 6. EVB’s loan portfolio is composed of the following:

(Dollars in thousands)	September 30 2003	December 31 2002	September 30 2002
Commercial, industrial and agricultural loans	$57,044	$46,926	$46,050
Residential real estate mortgage	229,013	198,303	196,962
Real estate construction	17,928	15,684	15,389
Commercial real estate	95,686	74,806	70,233
Consumer loans	66,763	66,787	68,758
All other loans	281	191	276

Total loans	466,715	402,697	397,668
Less unearned income	(2,227)	(3,563)	(4,338)

Total loans net of unearned discount	464,488	399,134	393,330
Less allowance for loan losses	(6,210)	(5,748)	(5,859)

Net loans	$458,278	$393,386	$387,471

EVB had $5.1 million in non-performing loans at September 30, 2003.

Note 7. EVB’s Allowance for Loan Losses is summarized below:

(Dollars in thousands)	September 30 2003	December 31 2002	September 30 2002
Balance January 1	$5,748	$5,234	$5,234
Provision charged against income	972	1,515	1,165
Recoveries of loans charged off	364	293	238
Loans charged off	(874)	(1,294)	(778)

Balance at end of period	$6,210	$5,748	$5,859

Note 8. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Diluted potential common stock had no effect on income otherwise available to shareholders because the number of options outstanding is less than 2% of outstanding shares.

	Three Months Ended
	September 30, 2003		September 30, 2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,862,380	$0.37	4,883,894	$0.33
Effect of dilutive securities, stock options	10,660	—	3,236	—

Diluted earnings per share	4,873,040	$0.37	4,887,130	$0.33

	Nine Months Ended
	September 30, 2003		September 30, 2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,856,526	$1.08	4,890,624	$1.03
Effect of dilutive securities, stock options	8,853	—	1,979	—

Diluted earnings per share	4,865,379	$1.08	4,892,603	$1.03

Note 9. Accounting Rule Changes

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

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

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented elsewhere in this report. Operating results include the results of Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks and holding company combined for all periods presented.

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles, integration of newly acquired branches and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example we use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Our allowance for loan losses has two basic components: the formula allowance and the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses historical loss as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since the history is updated with the most recent loss information, management believes that the errors that might otherwise occur are mitigated. The formula allowance is revised as deemed appropriate to capture losses that are attributable to economic events and industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, current level of nonaccrual loans, current level of unsecured loans past due 60 to 89 days and the fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions.

OVERVIEW AND FINANCIAL CONDITION

Net income increased 11.4% to $1.8 million for the third quarter of 2003, compared to $1.6 million for the same period in 2002. Earnings per share increased 12.1% to $0.37 compared to $0.33 in the third quarter of 2002. Year-to-date earnings per share of $1.08 represent an increase of 4.9% compared to $1.03 per share for the first nine months of 2002. On a sequential quarter over quarter basis, net income improved $43 thousand while the net interest margin, on a tax equivalent basis, decreased nine basis points to 4.87%, from 4.96% in each of the first and second quarters of 2003, but up 11 basis points from 4.76% for the third quarter of 2002. The provision for loan losses increased $85 thousand for the third quarter of 2003 compared to the third quarter of 2002, the result of both an increase in nonperforming loans and loan growth from the acquisition of three First Virginia Bank -Hampton Roads branches.

Total assets on September 30, 2003 were $650.6 million, up $110.3 million or 20.4% from $540.3 million at December 31, 2002 with $66 million of that increase related to the First Virginia – Hampton Roads branch purchases. For the third quarter of 2003, total assets averaged $580.8 million or 13.3% above the third quarter 2002 average of $512.6 million. Total loans, net of unearned income, were $464.5 million at September 30, 2003, an increase of $65.4 million or 16.4% from $399.1 million at December 31, 2002. Total loans, net of the allowance for loan losses, as a percent of total assets were 70.4% at September 30, 2003, as compared to 72.8% at December 31, 2002. Loan growth for the first nine months of 2003 includes $28.3 million of loans acquired in the First Virginia Bank – Hampton Roads branch transaction.

On September 30, 2003, the securities portfolio totaled $141.6 million, which was $39.4 million or 38.6 % above the level at December 31, 2002. Funds that are invested in the securities portfolio are part of the effort to balance interest rate risk. Federal funds sold were $3.9 million on September 30, 2003, compared to $4.5 million at December 31, 2002, a net decrease of $628 thousand. The significant increase in the securities portfolio primarily results from the First Virginia Bank – Hampton Roads branch acquisition bringing $37.7 million more in deposits to the balance sheet than it did loans.

Financial Accounting Standards Board Pronouncement # 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of available for sale securities net of income taxes is reflected in a line titled “Accumulated other comprehensive income” in “Shareholders’ Equity” on the consolidated Balance Sheet, which was $2.0 million at September 30, 2003, a decrease of $600 thousand from 2002 year end. The decrease in unrealized gain on securities primarily results from decreased market values as longer term interest rates have advanced.

Total deposits of $556.2 million at quarter end represented an increase of $87.1 million or 18.6% from $469.1 million at December 31, 2002. EVB offers attractive, yet competitive rates, to maintain a strong and stable deposit base. $66.0 million of the year to date deposit growth came from the First Virginia Bank – Hampton Roads branch acquisition on September 26, 2003. Depositors have reacted to lowered interest rates by continuing to seek shorter maturities. To partially offset the shortening of deposit maturities, the Company increased its long-term borrowing with the Federal Home Loan Bank of Atlanta by $10 million during the first nine months of 2003.

During the first week of July the Company’s Corporate and Operations staff completed a very successful relocation into a new state-of-the-art building. While the new office will increase quarterly occupancy expense by slightly more than $25 thousand, this 15,000 square foot facility on Hospital Road in Tappahannock enables us to expand our operations capacity and improve data processing efficiencies while positioning for future growth.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares reported record earnings both for the third quarter and for the nine months ended September 30, 2003. Net income for the quarter was $1.8 million, an increase of $182 thousand from third quarter 2002 earnings of $1.6 million. Net income for the nine months ended September 30, 2003 increased 4.0% to $5.2 million compared to $5.0 million for the first nine months of 2002. Net income for the quarter and first nine months was impacted primarily by increased net interest margin compared to 2002 and by re-engineering expenses throughout the first nine months of 2003. Noninterest expense increased $766 thousand compared to the third quarter of 2002, and increased $2.8 million for the first nine months compared to the similar period for 2002.

Yield on earning assets was 6.64% for the quarter and 6.87% for the first nine months of 2003, as compared to 7.27% and 7.46% for the same periods in 2002. The cost of interest bearing liabilities was 2.13% for the quarter and 2.32% for the first nine months as compared to 3.02% and 3.15% for the comparable periods in 2002. Return on average assets was 1.22% for the quarter and 1.25% for the nine month period, compared with 1.24% and 1.37% for the same periods in 2002. EVB’s return on average equity was 12.6% for the quarter and 12.9% for the first nine months, compared to 12.5% and 13.7% for the same periods in 2002.

Net Interest Income

Net interest income totaled $6.5 million for the quarter, an $893 thousand or 15.8% increase over the Company’s performance for the third quarter of 2002. The increase in net interest income results primarily from an increase in average earning assets while also positively impacted by an increase in net interest margin on a taxable equivalent basis. Average earning assets increased 12.4% to $552.8 million from $491.9 million for the third quarter of 2002. Compared to the same period in 2002, average loans increased 10.6% and average securities increased 34.1%, while average federal funds sold decreased 74.9%. The net interest margin for the three month period ended September 30, 2003 was 4.87%, compared to 4.76% for the comparable period in the prior year. The increase in net interest margin results from a 63 basis point decrease in yield on average earning assets which was more than offset by an 89 basis point decrease in the cost of interest bearing funds.

Net interest income for the nine months ended September 30, 2003 was $19.0 million, an increase of $2.5 million, or 15.0% from $16.5 million for the same period in 2002. For the nine months ended September 30, 2003, average loans, net of unearned interest, increased $42.3 million to $415.9 million compared to $373.6 million for the same period in 2002. The increase in average loans is the result of loan growth fueled by new branches opened in 2001 and early 2003. Net interest margin for the nine month period ended September 30, 2003 was 4.93%, compared to 4.84% for the comparable period in 2002. The nine basis point increase in net interest margin results from an 83 basis point decrease in the cost of interest bearing funds from 3.15% in 2002 to 2.32% for the first nine months of 2003, while the yield on interest bearing assets on a taxable equivalent basis decreased by 59 basis points from 7.46% to 6.87% for the same period.

Noninterest Income

Noninterest income, excluding securities transactions, was $891 thousand for the quarter, an 18.8% increase from third quarter 2002 noninterest income of $750 thousand. Service charges increased $94 thousand, other noninterest income increased $38 thousand and non-deposit investment fees produced by EVB Investments, Inc. increased $9 thousand for the quarter compared to the third quarter of 2002. Noninterest income, excluding securities transactions, for the nine months ended September 30, 2003 increased $286 thousand from $2.3 million for the nine months ended September 30, 2002 to $2.6 million in 2003, with $182 thousand of that increase being in the service charge category. Realized loss on sold or called securities was $1 thousand for the quarter compared to a $15 thousand gain in the third quarter of 2002. Realized securities gain was $89 thousand for the first nine months compared to $18 thousand in the prior year.

Noninterest Expense

Noninterest expense increased $766 thousand or 20.5% from $3.7 million for the third quarter of 2002 to $4.5 million in the third quarter of 2003. Salary and benefits expense increased $346 thousand, or 15.7% for the quarter compared to the third quarter of 2002, as the result of infrastructure development, the addition of a new office in Gloucester County with 11 employees and normal growth. Net occupancy expense increased $248 thousand or 54.2% to $706 thousand compared to $458 thousand in the same period in the prior year, caused by the new Gloucester office, depreciation on the new Corporate/Operations Center placed into service in July, 2003 and depreciation on a new main frame computer installed in late 2002. All other operating expenses increased $172 thousand or 16.0% to $1.25 million from $1.07 million in the third quarter of 2002, primarily the result of growth and the new Corporate/Operations Center.

For the nine months ended September 30, 2003, noninterest expense increased $2.8 million or 26.3% to $13.4 million from $10.6 million for the comparable period of 2002. Salary and benefits expense increased $1.3 million or 21.6% compared to the first nine months of 2002, resulting from infrastructure development, the addition of a new office in Gloucester County and normal growth. Net occupancy expense increased $492 thousand or 37.5% to $1.8 million compared to $1.3 million in the same period in the prior year, caused by the new Gloucester office, the new Corporate/Operations Center and depreciation on a new main frame computer installed in late 2002. Consultant fees increased $435 thousand as the Company conducted a company-wide re-engineering project; directors fees were up $175 thousand as the Company implemented a director stock grant program in June 2003 that will replace the former director retainer fees, and all other operating expenses increased $351 thousand or 12.9% to $3.1 million from $2.7 million in the first nine months of 2002.

Income Taxes

Income tax expense for the third quarter of 2003 was $693 thousand, compared to $708 thousand for the same period in 2002. Income taxes reflect an effective tax rate of 28.0% for the third quarter of 2003, compared to 30.7% for the same quarter in 2002. Income tax expense for the first nine months of 2003 was $2.0 million, compared to $2.0 million for the first nine months of 2002. The effective tax rate for the first nine months of 2003 was 28.0%, compared to 28.4% for the first nine months of 2002.

ASSET QUALITY

As discussed in “Critical Accounting Policies”, the Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $5.1 million at September 30, 2003, compared to $3.4 million at December 31, 2002, reflecting a 48.4% increase in the first nine months of the year and a 33.4 % increase in the past 12 months from $3.8 million at September 30, 2002. EVB believes that its reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. During the first nine months of 2003, nonperforming loans secured by real estate increased $828 thousand, while nonperforming unsecured loans (which total $274 thousand) increased $120 thousand. Nonperforming assets are composed largely (61.7%) of loans secured by real estate in the Company’s market area. Based on historical data that reflects minimal losses on loans secured by real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. Other increases in nonperforming loans since 2002 year end include $707 thousand in commercial loans, $256 thousand in consumer loans and $49 thousand in agricultural loans.

Total loan charge-offs, less recoveries, amounted to $212 thousand for the quarter, and $510 thousand for the first nine months of 2003, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.20% and 0.16% respectively. This compares to 2002 full year net charge-offs of $1.0 million or 0.26% of average loans and third quarter 2002 net charge-offs of $212 thousand and first nine months of 2002 net charge-offs of $540 thousand.

Nonperforming Assets (Dollars in thousands)	September 30 2003	December 31 2002	September 30 2002
Nonaccrual loans	$5,073	$3,240	$3,780
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	14	28	27

Total nonperforming loans	$5,087	$3,268	$3,807
Other real estate owned	—	155	—

Total nonperforming assets	$5,087	$3,423	$3,807
Nonperforming assets to total loans and other real estate	1.10%	0.86%	0.97%
Allowance for loan losses to nonaccrual loans	122.08%	177.41%	155.00%
Net charge-offs to average loans for the year	0.17%	0.26%	0.19%
Allowance for loan losses to period end loans	1.34%	1.44%	1.49%

The allowance for loan losses increased to $6.21 million at September 30, 2003, as compared to $5.75 million at December 31, 2002. The allowance increased $462 thousand in the first nine months of 2003 as compared to $625 thousand for the first nine months of 2002. The increase in the allowance for loan losses during both periods was the result of increases in lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.34% at September 30, 2003, compared to 1.44% at year end and 1.49% at September 30, 2002.

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 2003 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At September 30, 2003, potential problem loans were approximately $687 thousand with no lending relationships with a principal balance in excess of $100 thousand.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold, and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks, and the Federal Home Loan Bank of Atlanta. Management considers its sources of liquidity to be adequate to meet its estimated liquidity needs.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at September 30, 2003 was $46.0 million, or 10.6% of risk-weighted assets for Tier 1 capital, and $61.4 million, or 14.2% for total risk based capital. Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds the Company’s $10 million trust preferred borrowing described below and a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks are required to have Tier 1 capital of at least 4% and total capital of 8%.

During the third quarter the Company participated in a pooled trust preferred offering, raising $10 million in trust preferred subordinated debt which qualifies as Tier 2 capital for regulatory purposes. This trust preferred debt has a 30 year maturity with a five year call option and was issued at a rate of three month LIBOR plus 2.95% for an initial rate of 4.09%.

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

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of September 30, 2003, the disclosure controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to the Company and its subsidiaries. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

FORM 10-Q PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the registrant or any of its subsidiaries, directors or officers is a party or by which they, or any of them, are threatened. The only litigation in which EVB and its subsidiaries are involved consists of collection suits brought by them involving delinquent loan accounts in the normal course of business.

Item 2.	Changes in Securities and Use of Proceeds (none)

Item 3.	Defaults Upon Senior Securities (none)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (none)

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On July 18, 2003, the Company furnished a Current Report on Form 8-K dated July 18, 2003, issuing a press release announcing financial results for the quarter and six months ended June 30, 2003. The press release and summary financial information were furnished pursuant to Item 7 and Item 12 (under Item 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin	/s/ Ronald L. Blevins
Joe A. Shearin President and Chief Executive Officer	Ronald L. Blevins Sr. Vice President and Chief Financial Officer