Form 10-K
period 2003-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2004-03-11
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $111,536,059.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2004 was 4,866,801.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2004 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 15, 2003 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2003

PART 1

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through three wholly owned subsidiaries, Southside Bank, Bank of Northumberland, Inc. and Hanover Bank. Bank of Northumberland, Inc. and Southside Bank were chartered as state banks under the laws of the Commonwealth of Virginia in 1910. Hanover Bank was chartered as a state bank in 2000.

The banks jointly own EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and EVB Insurance, Inc. EVB Financial Services, Inc. also has an 75% ownership interest in EVB Title, LLC and a 50% ownership interest in EVB Mortgage, Inc. EVB Title, Inc sells title insurance, while EVB Insurance, Inc. has invested in a limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks. Bank of Northumberland has an ownership interest in Bankers Title, LLC which provides title insurance services. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and is expected to begin conducting business by early second quarter 2004. The financial position and operating results of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time

The Company’s primary activity is retail banking. Through its bank subsidiaries the Company provides full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa and Mastercard revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 20 branches at 2003 year end, the banks serve diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Middlesex, Richmond, Northumberland, Southampton, Surry and Sussex. Ancillary services provided by the banks also includes travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The largest majority of the Company’s revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services.

As of December 31, 2003, the Company and its subsidiary banks employed 244 full-time equivalent employees. EVB’s success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company’s employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent. The Company maintains an internet website at www.evb.org, which contains information relating to it and its business. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter and Code of Conduct are available upon written request to the Company’s Corporate Secretary.

Competition

EVB faces significant competition for loans and deposits with that competition differing based on the particular market. Competition for loans comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2003 data published by the Federal Deposit Insurance Corporation EVB held the largest deposit share among its competitors in Northumberland, Middlesex and Surry Counties, was essentially tied for the top market share in Essex County, and had a strong deposit share in King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Hanover and Gloucester

Counties. The Companies primary competition is other community banks in Caroline, Essex, King William, Lancaster and Northampton Counties, while it competes with both community banks and large regional banks in Hanover, Gloucester, Middlesex, Caroline, Southampton, Surry and Sussex Counties.

The Company’s deposit market share by county as of the latest available regulatory reports is:

•	Northumberland County	71.6%

•	Surry County	71.0%

•	Middlesex County	44.9%

•	Essex County	42.4%

•	Sussex County	31.1%

•	King William County	23.5%

•	Southampton County	22.1%

•	Caroline County	8.7%

•	Hanover County	7.4%

•	Gloucester County	5.6%

•	Lancaster County	1.6%

Credit Policies

All loans on Eastern Virginia Bankshares Balance Sheet are originated by one of the Company’s subsidiary banks – Southside Bank, Bank of Northumberland, Inc. or Hanover Bank. For purposes of the discussion that follows, these banks will be collectively referred to as EVB.

The principal risk associated with each of the categories of loans in EVB’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, EVB’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The risk associated with real estate mortgage loans, commercial and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

EVB has written policies and procedures to help manage credit risk. The Company utilizes a loan review process that includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular independent third party portfolio reviews to establish loss exposure and to ascertain compliance with policies.

The Company uses a Management Loan Committee, Bank Directors Loan Committee and for larger loans a Bank Board of Directors to approve loans. The individual banks’ Chief Credit Officer is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by Management. EVB’s corporate Board of Directors establishes the total lending limit for the banks on a combined basis.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from current customers. An EVB loan officer as part of the application process reviews all loan applications. Information is obtained concerning the income, financial condition, and employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on the EVB’s experience and credit underwriting guidelines as well as the guidelines used by an external loan review firm, depending on the type of loan involved. Independent appraisers who have been pre-approved by the banks’ Boards of Directors appraise real estate collateral.

In the normal course of business, EVB makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2003, commitments to extend credit totaled $58.3 million.

Construction Lending

EVB makes local construction loans, primarily residential, and land acquisition and development loans. Residential houses under construction and the underlying land for which the loan was obtained secure construction loans. At December 31, 2003, construction, land and land development loans outstanding were $20.2 million, or 4.1%, of gross loans. These loans are concentrated in the EVB’s local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, they help EVB in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, where the value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, EVB generally limits loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of its borrowers. The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, EVB generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. EVB has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2003, commercial loans totaled $55.5 million, or 11.4% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in EVB’s market area, including multi-family residential buildings, commercial buildings and offices, recreational facilities, small shopping centers and churches, secure commercial real estate loans. At December 31, 2003, commercial real estate loans aggregated $114.4 million or 23.5% of EVB’s gross loans. In its underwriting of commercial real estate, EVB may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. EVB’s commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and EVB typically requires personal guarantees or endorsements of the borrowers’ principal owners. EVB also carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise EVB’s total largest loan category. At December 31, 2003, this category of mortgage loans accounted for $222.4 million or 45.7% of EVB’s gross loan portfolio. Security for the majority of EVB’s residential lending is in the form of owner occupied one-to-four family dwellings. Of this $222.4 million, $94.9 million are adjustable rate loans, primarily 3 year ARM’s.

Residential lending activity may be generated by referrals by real estate professionals and existing or new bank customers. A bank loan officer as part of the application process takes loan applications. Information is gathered concerning income, employment and credit history of the applicant. Loan quality is analyzed based on EVB’s underwriting guidelines. Independent appraisers who have been approved by the Board of Directors provide valuation of residential collateral.

All residential mortgage loans originated by EVB contain a “due-on-sale” clause providing that the bank may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, the banks require title insurance, hazard insurance and if required, flood insurance. The banks do not require escrows for real estate taxes and insurance.

Consumer Lending

EVB offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2003, EVB had consumer loans of $60.3 million or 12.4% of gross loans. Such loans are generally made to customers with whom the Company has a pre-existing relationship. EVB currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are issued at a fixed rate.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as EVB, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

The underwriting standards employed by EVB for consumer loans includes a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Supervision and Regulation

The Company is subject to regulation under the Bank Holding Company Act of 1956 (BHCA) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Under the BHCA, a bank holding company may not acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. The Company is also a registered bank holding company under the bank holding company laws of the Commonwealth of Virginia. Accordingly, the Company is also subject to regulation and supervision by the State Corporation Commission of Virginia.

As state-chartered banks, each of EVB’s three bank subsidiaries are subject to regulation, supervision and examination by the Virginia State Corporation Commission through its Bureau of Financial Institutions. Bank of Northumberland and Hanover Bank are members of the Federal Reserve System and subject to regulation, supervision and examination by the Federal Reserve Bank of Richmond. Southside Bank is not a Federal Reserve member and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. Federal and State laws also govern the activities in which the banks may engage, the investments that they may make and the aggregate amount of loans that may be granted to one borrower. The Company is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, including the filing of quarterly, annual and other periodic reports with the Securities and Exchange Commission (the SEC). The Company is directly impacted by the Sarbanes-Oxley Act of 2002 which has as its purpose the improvement of corporate governance and reporting. The Company believes it is fully complying with the new SEC rules and regulations implemented pursuant to the Sarbanes-Oxley Act.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance funds in the event that the depository institution is insolvent or in danger of becoming insolvent. For example, under the policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources and to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Saving Association Insurance Fund or the Bank Insurance Fund as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is located. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under the applicable federal or state law.

Dividends

Earnings of the Company’s banking subsidiaries are impacted by general economic conditions, legislative changes, and management policies. The majority of the Company’s revenue from which dividends may be paid is from dividends paid by the banks to the Company. Bank dividends are subject to regulatory requirements limiting dividends to current year earnings plus net retained earnings for the prior two years, unless otherwise approved by regulatory authorities. As of 2003 year end, Southside Bank had $6.1 million, Bank of Northumberland $233 thousand, and Hanover Bank $71 thousand of retained income, free of restriction for payment of dividends. The Company maintains a policy that each of its banks is to maintain capital sufficient to be categorized as well-capitalized under banking regulations and to meet its desired lending limit requirements and to fund anticipated growth. The banks paid $3.2 million in dividends to the Company in 2003, and the Company paid dividends to shareholders of over $2.7 million.

Capital

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized each of the three subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. The Company’s capital is discussed in greater detail under the caption Capital Resources in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 to the Financial Statements under the caption Regulatory Matters, and those Notes are incorporated by reference herein.

The risk-based capital guidelines of the federal regulatory agencies explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The Company and its subsidiary banks are also subject to certain other recent federal laws which directly impact operations of the Company:

USA Patriot Act

The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, EVB does not expect the USA Patriot Act to materially effect its products, services or other business activities.

The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. The Banks have been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the Banks find any relationship or transactions, they must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Banks find a name on any account, or wire transfer that is on an OFAC list, they must freeze such account, file a suspicious activity report and notify the FBI.

Gramm-Leach-Bliley Act of 1999 (“GLBA”)

The GLBA implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Act covers a broad range of issues, including the repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The Act repeals sections of 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking, insurance underwriting, sales and brokerage activities.

The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the SEC for securities affiliates and state insurance regulators for insurance affiliates.

To become eligible for these activities, a bank holding company must qualify as a financial holding company. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While EVB satisfies these requirements, the Company has not found sufficient reason to elect to be treated as a financial holding company under the GLBA.

Bank Secrecy Act

The GLBA and the new Bank Secrecy Act contain extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to it customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to its customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers of other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict that those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

Community Reinvestment Act

The Company’s Southside Bank affiliate is subject to the requirements of the Community Reinvestment Act (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process pursuant to twelve assessment factors. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

The remainder of the response to this Item is incorporated by reference to the information under the caption “To Our Stockholders” in EVB’s Annual Report to Shareholders.

Item 2. Properties

The Company’s principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where a new 15,632 square foot corporate headquarters and operations center was opened in the first week of July 2003. The three subsidiary banks own 17 full service branch buildings including the land on which 16 of those buildings are located and two remote drive-in facilities. Three branch office buildings are leased at current market rates. Northumberland and Middlesex Counties each are the home to three of the branches. Gloucester County is the home to two branch offices as is Essex County which also houses the Southside Bank loan administration center and the corporate/operations center. Hanover County houses four branch offices (three of which are leased) while King William County, Caroline County, Lancaster County, Southampton County, Surry County and Sussex County each have one full service branch office. Southampton County and Sussex County also have stand-alone drive-in/automated teller machine locations, and Sussex County has a vacant 6,143 square foot operations center. All properties are in good condition. The land on which the Caroline County office is located is under long-term lease.

Southside Bank purchased three branch offices from BB&T/First Virginia Bank-Hampton Roads in September 2003 with the purchase also including two stand-alone drive-in/automated teller machines locations. The purchases included a total of five parcels of land and six buildings. The vacant operations center is on the same site as the Waverly drive-in facility and includes 1.65 acres of land on Rt. 460 at the front of a strip shopping center. The other four facilities purchased include buildings totaling 19,809 square feet situated on land totaling over 162,000 square feet. Total purchase cost of these facilities was $3.4 million. Southside Bank has an office under construction at Central Garage in King William County, which is projected to open in the third quarter of 2004. That office will be situated on land purchased by Southside Bank in 2002.

Item 3. Legal Proceedings

EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through December 31, 2003, or subsequent thereto. The only litigation in which EVB and its subsidiaries are involved is collection suits involving delinquent loan accounts in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Following are the persons who were the executive officers of EVB as of December 31, 2003, their ages as of December 31, 2003, their current titles and positions held during the last five years:

W. Rand Cook, 50, is the Chairman of the Board of Directors of EVB and has been a member of the Board since the Company’s inception in December 1997, and was a director of Hanover Bank from its inception in 2000 until December 2002. Prior to the formation of Hanover Bank in 2000, he was a director of Southside Bank from 1996.

He is an attorney in Hanover County, VA.

F. L. Garrett, III, 64, is the Vice Chairman of the Board of Directors of EVB and Chairman of the Board of Southside Bank of which he has been a member since 1982. He is a realtor in Essex County, VA

William E. Martin, Jr., 54, is Senior Vice President of EVB. Mr. Martin has served as the President and Chief Executive Officer of Hanover Bank since it began operations in 2000. Prior to joining Hanover Bank, he was Vice President and senior corporate loan underwriter at First Union National Bank.

Lewis R. Reynolds, 53, is Senior Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of Bank of Northumberland since 1991.

Joe A. Shearin, 47, is the President and Chief Executive Officer of EVB and its subsidiary Southside Bank. Mr. Shearin was previously President of Southside Bank from August, 2001. Prior to that time, he was Senior Vice President/City Executive of BB&T for three years, and Executive Vice President of First Federal Savings Bank for three years prior to joining BB&T.

Joseph H. James, 49, is Senior Vice President and Chief Operations Officer of EVB. Mr. James joined EVB in 2000. He served as Senior Vice President in the Operations Division of SunTrust Banks during the five years prior to joining EVB.

Ronald L. Blevins, 59, is Senior Vice President and Chief Financial Officer of EVB. Mr. Blevins joined EVB in 2000. He served as President of Betron International, while contemporaneously providing regulatory and financial reporting services to EVB from 1997 until joining EVB. He was a business owner from 1994-1997 and was a Senior Vice President with NationsBank and predecessors from 1980-1994.

J. Lloyd Railey, 53, is Senior Vice President and Risk Management Officer of EVB. He was Chief Financial Officer of Southside Bank from 2001 to November 2002 when transferred to EVB. He was President of B&L professional Services, Inc., providing banks with project management and other consultative services during 2000-2001. He had previously served as Information Systems Manager for Citizens and Farmers Bank from 1998-2000.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2003 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 6. Selected Financial Data

The information set forth on page 2 of the 2003 Annual Report to Shareholders is incorporated herein by reference and filed herewith as Exhibit 13.2.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of Eastern Virginia Bankshares, Inc. The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares and attempts to identify trends and material changes that occurred during the reporting periods. The discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Overview

Eastern Virginia Bankshares (EVB) reported record net income and earnings per share for the year ended December 31, 2003 as it reaped the benefits of its long-term strategic initiatives including three new branch offices opened in 2001, a new branch office opened in the first quarter of 2003, three new branches purchased from BB&T/First Virginia Bank-Hampton Roads in September, 2003 and the achievement of meaningful profitability by the Company’s subsidiary Hanover Bank which opened in May 2000. The Company benefited from low and reasonably stable interest rates during the year 2003 and from improved quality in its loan portfolio as the ratio of nonperforming assets declined from 0.86% at year end 2002 to 0.84% at year end 2003, and net charge offs decreased 11.1%, compared to the prior year. The combination of the stable interest rate environment and improved loan quality resulted in a three basis point increase in net interest margin which increased to 4.89% from the year 2002 margin of 4.86%. The Company anticipates that the net interest margin for the year 2004 will decrease slightly from the 2003 level.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Interest rate fluctuations

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses

•	Changes in laws and regulations applicable to the Company.

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

Results of Operations

Net income increased 6.5% in 2003 to $7.1 million from $6.6 million in 2002 and $4.9 million in 2001. Earnings per share increased 7.4% to $1.46, compared to $1.36 and $0.99 for 2002 and 2001, respectively. The increase in net income in 2003 was the result of a 16.4% increase in net interest income, a 25.1% increase in noninterest income, an 8.1% increase in loan loss provision expense, a 26.3% increase in noninterest expense and a decrease in the Company’s effective tax rate from 27.7% in 2002 to 26.5% in 2003. Profitability, as measured by EVB’s return on average equity was 12.96%, a decrease from 2002’s 13.33%. Return on average assets was 1.21%, a 12 basis point decrease from the prior year’s 1.33%. The Company repurchased 12,500 shares of its common stock in 2003 under a share repurchase program announced by the Board in early 2001. The repurchase plan is intended to reduce high capital levels and to increase return on equity to shareholders.

Net interest margin, on a tax equivalent basis, increased to 4.89% in 2003, as compared to 4.86% in 2002 and 4.41% in 2001. Changes in volume combined with the improvement in rates, generated an additional $3.7 million of net interest income in 2003, compared to a $5.0 million increase in the prior year. The Company experienced record loan and deposit growth in 2003. Deposits grew $112.0 million or 23.9% while loans increased by $86.9 million or 22.1%. $66 million of the deposit increase and $28.3 million of the loan growth are attributed to the purchase of the three new branches discussed previously. Average loans outstanding for the year increased $51.5 million or 13.6% from the 2002 average with $7.1 million of the average loan growth being a result of the purchased branches. Loan growth was led by a $39.6 million increase in commercial real estate, and a $37.9 million increase in residential real estate mortgages.

EVB’s efficiency ratio, a measure of performance based upon the relationship between noninterest expense and income net of securities gains and losses, increased to 61.1% compared to 2002’s 56.7%. A lower efficiency ratio represents greater control of noninterest costs. Fluctuation in the efficiency ratio can be attributed to relative changes in both noninterest income and net interest income as well as noninterest expense. EVB’s increase in efficiency ratio was impacted favorably by the increase in net interest margin and unfavorably by growth in noninterest expense. Noninterest expense growth of $3.8 million included the impact of re-engineering efforts to take advantage of the holding company structure that began in the second half of 2002 and continued throughout most of 2003, the development of an infrastructure to provide for future growth and revenue enhancement for the Company, the addition of the new state-of-the-art corporate and operations center in July, 2003, and the addition of expenses related to the three new branches purchased in September and a new branch opened in the first quarter of 2003. EVB is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the registrant’s liquidity, capital resources, or results of operations.

The following table sets forth, for the periods indicated, selected quarterly results of EVB’s operations.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

(dollars in thousands)	Three Months Ended
	2003				2002
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$9,972	$9,021	$8,864	$8,773	$8,912	$8,734	$8,612	$8,359
Interest expense	2,713	2,473	2,539	2,695	2,877	3,079	3,045	3,106

Net interest income	7,259	6,548	6,325	6,078	6,035	5,655	5,567	5,253
Provision for loan losses	665	465	210	297	350	380	360	425

Net interest income after provision for loan losses	6,594	6,083	6,115	5,781	5,685	5,275	5,207	4,828
Noninterest income	1,296	890	896	862	861	765	802	724
Noninterest expense	5,520	4,498	4,594	4,269	4,372	3,732	3,480	3,368

Income before applicable income taxes	2,370	2,475	2,417	2,374	2,174	2,308	2,529	2,184
Applicable income taxes	518	693	678	664	554	708	712	572

Net Income	$1,852	$1,782	$1,739	$1,710	$1,620	$1,600	$1,817	$1,612

Net income per share, basic and diluted	$0.38	$0.37	$0.36	$0.35	$0.33	$0.33	$0.37	$0.33

Net Interest Income

Net interest income represents the Company’s gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34%. Tax-equivalent securities income is further adjusted by the TEFRA adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets. Net interest margin represents the Company’s net interest income divided by average earning assets. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The “Average Balances, Income and Expense, Yields and Rates” table presents average balances, related interest income and expense, and average yield/cost data for each of the past three years. The “Volume and Rate Analysis” on the second following page reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Average Balance, Income and Expense, Yields and Rates (1)

	Years Ended December 31
(dollars in thousands)	2003			2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$66,417	$3,430	5.16%	$50,714	$2,912	5.74%	$47,472	$3,039	6.40%
Tax exempt (1)	49,089	2,989	6.09%	41,238	2,681	6.50%	37,849	2,524	6.67%

Total securities	115,506	6,419	5.56%	91,952	5,593	6.08%	85,321	5,563	6.52%
Federal funds sold	8,507	95	1.12%	8,374	139	1.66%	10,960	389	3.55%
Loans (net of unearned income) (2)	431,051	31,030	7.20%	379,527	29,704	7.83%	319,165	27,722	8.69%

Total earning assets	555,064	37,544	6.76%	479,853	35,436	7.38%	415,446	33,674	8.11%
Less allowance for loan losses	(6,087)			(5,654)			(4,725)
Total non-earning assets	38,307			26,098			22,842

Total assets	$587,284			$500,297			$433,563

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$61,177	$329	0.54%	$50,082	$621	1.24%	$44,218	$855	1.93%
Savings	119,547	1,458	1.22%	97,969	2,023	2.06%	75,342	2,545	3.38%
Money market savings	45,696	494	1.08%	41,877	816	1.95%	28,274	841	2.97%
Large dollar certificates of deposit	53,098	1,882	3.54%	46,433	1,988	4.28%	44,391	2,644	5.96%
Consumer certificates of deposit	161,063	5,164	3.21%	149,409	6,034	4.04%	143,658	8,104	5.64%

Total interest-bearing deposits	440,581	9,327	2.12%	385,770	11,482	2.98%	335,883	14,989	4.46%
Other borrowings	25,784	1,095	4.25%	12,393	625	5.04%	6,441	384	5.96%

Total interest-bearing liabilities	466,365	10,422	2.23%	398,163	12,107	3.04%	342,324	15,373	4.49%
Noninterest-bearing liabilities
Demand deposits	61,055			47,483			40,376
Other liabilities	5,224			4,762			4,272

Total liabilities	532,644			450,408			386,972
Shareholders’ equity	54,640			49,889			46,591

Total liabilities and shareholders’ equity	$587,284			$500,297			$433,563

Net interest income		$27,122			$23,329			$18,301

Interest rate spread (3)			4.53%			4.34%			3.61%
Interest expense as a percent of average earning assets			1.88%			2.52%			3.70%
Net interest margin (4)			4.89%			4.86%			4.41%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Tax-equivalent net interest income increased 16.3% in 2003 to $27.1 million from $23.3 million in 2002.

Average earning asset growth of 15.7% which produced $2.1 million of increased income, and decreased interest expense of $1.7 million were the primary factors in the increase in net interest income. The Company achieved a net interest margin of 4.89%, a three basis point increase from 4.86% in 2002. Yield on earning assets decreased 62 basis points to 6.76% in 2003 from 7.38% in 2002, while the cost of interest-bearing funds decreased 81 basis points from 3.04% in 2002 to 2.23 % in 2003. The cost of funds decrease exceeding the decrease in yield on average earning continued the trend of the prior year, but cannot be expected to continue once the interest rate environment experiences significant increase, a factor that management does not consider likely in 2004.

Average earning asset growth of 15.7% resulted from increases in average loans outstanding of 13.6%, average securities of 25.6% and an increase in average federal funds sold of 1.6%. Growth in average earning assets of $75.2 million was funded by average deposit growth of $68.4 million, and an increase in average borrowings of $13.4 million from the Federal Home Loan Bank of Atlanta and the issuance in September of trust preferred debt. In 2002, net interest income on a tax equivalent basis increased 27.5% to $23.3 million from $18.3 million in 2001. Average loan growth of 18.9% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.86%, a 45 basis point increase from 4.41% in 2001.

Volume and Rate Analysis

Interest Sensitivity

EVB’s primary goals in interest rate risk management are to minimize negative fluctuations in net interest margin as a percentage of earning assets and to increase the dollar amount of net interest income at a growth rate consistent with the growth rate of total assets. These goals are accomplished by managing the interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. Interest sensitivity gap is managed by balancing the volume of floating rate liabilities with a similar volume of floating rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing to market conditions on a regular basis.

	2003 vs. 2002 Increase (Decrease) Due to Changes in:			2002 vs. 2001 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$835	$(317)	$518	207	$(334)	$(126)
Tax exempt securities	485	(177)	308	226	(69)	157
Loans, (net)	3,838	(2,512)	1,326	5,245	(3,264)	1,982
Federal funds sold	2	(46)	(44)	(92)	(158)	(250)

Total earning assets	5,159	(3,051)	2,108	5,587	(3,825)	1,762

Interest-Bearing Liabilities:
Interest checking	114	(406)	(292)	113	(347)	(234)
Savings deposits	376	(941)	(565)	767	(1,289)	(522)
Money market accounts	70	(392)	(322)	403	(428)	(25)
Consumer certificates of deposit	440	(1,310)	(870)	324	(2,394)	(2,070)
Large denomination certificates	265	(371)	(106)	122	(778)	(656)
Long-term borrowings	581	(111)	470	357	(116)	241

Total interest-bearing liabilities	1,846	(3,531)	(1,685)	2,086	(5,352)	(3,266)

Change in net interest income	$3,313	$480	$3,793	$3,501	$1,527	$5,028

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

The Company generally strives to maintain a position flexible enough to move to equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. When an unacceptable positive gap within a one year time frame occurs, maturities can be extended by selling shorter term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Interest rate gaps are managed through investments, loan pricing and deposit pricing. Management of the interest rate gap has become much more challenging in the current environment when many depositors have chosen to move funds from certificates of deposit with a maturity of greater than one year to non-maturity interest-bearing savings, money market and NOW accounts. While this customer change in deposit preference favorable impacts the current interest rate margin it creates a liability sensitive balance sheet, i.e. more liabilities subject to short-term interest rate increases than the amount of assets subject to the same short-term increases.

Noninterest Income

Noninterest income increased by $792 thousand or 25.1% from $3.2 million in 2002 to $3.9 million in 2003. Service charges on deposit accounts, the largest source of noninterest income, increased $303 thousand or 14.5% from $2.1 million in 2002 to $2.4 million in 2003. Other operating income increased $409 thousand or 63.8% from $643 thousand in 2002 to $1.05 million in 2003. Other operating income includes a $141 thousand increase in insurance commissions, $97 thousand income on bank owned life insurance which was a new balance sheet category in the second half of 2003, an $81 thousand increase in service charge income not related to deposit products, and $76 thousand of income from certificate of deposit accretion related to the purchase of the three branches from BB&T/First Virginia Bank-Hampton Roads. Realized gain on sale of securities increased $80 thousand to $173 thousand from $93 thousand in the prior year.

Noninterest income increased $508 thousand or 19.2% from 2001 to 2002, attributable to a $280 thousand increase in investment services income, a $128 thousand increase in service charges, and an $86 thousand increase in realized gain on sale of securities.

Noninterest Income:

	Years Ended December 31
(Dollars in thousands)	2003	2002	2001
Service charges on deposit accounts	$2,399	$2,096	$1,968
Gain (loss) on securities	173	93	7
Investment services income	322	322	42
Other operating income	1,050	641	627

	$3,944	$3,152	$2,644

Noninterest Expense

Total noninterest expense increased $3.9 million or 26.3% from $15.0 million in 2002 to $18.9 million in 2003. Salaries and benefits accounted for $2.0 million, increasing 23.4% to $10.4 million in 2003 compared to $8.5 million in 2002. The increase in salaries and benefits was the result of additions to staff related to the opening of the new Gloucester Point office and the acquisition of three new offices divested by BB&T/First Virginia Bank-Hampton Roads, infrastructure development to position the Company for future growth, a $207 thousand or 52.5% increase in pension expense related to market depreciation of pension assets for the fiscal year ended in 2002, a $90thousand or 13.4% increase in employee medical insurance, and normal increases in salaries and other benefits. The total number of officers and staff increased by 41 or 20.2% to 244, compared to 203 at year end 2003.

Net occupancy and equipment expense increased $789 thousand or 42.2% to $2.7 million from $1.9 million in 2002. Primary contributors to the increase in occupancy expense included $208 thousand from the four new branch offices, $205 thousand from the new Corporate/Operations Center including the data center move expense, and $165 thousand in main frame computer depreciation. Other operating expenses increased $1.2 million or 25.0% to $5.8 million in 2003 from $4.6 million in 2002. Primary contributors to this expense increase were consultant fees up $335 thousand to $804 thousand as the Company focused on a re-engineering process; directors’ fees up $182 thousand including $151 thousand related to a stock grant to directors, printing and supplies expense up $145 thousand from expenses of establishing four new branch offices, Virginia bank franchise tax up $101 thousand related to the Company’s growth, data processing expense up $95 thousand primarily the result of systems’ vendor expense associated with growth in the number of accounts processed by the operations center, and $70 thousand amortization of core deposit premium related to the acquisition of $66 million of deposits as part of the branch offices purchased from BB&T/First Virginia Bank-Hampton Roads.

Noninterest expense increased $3.5 million or 30.5 % from $11.5 million in 2001 to $15.0 million in 2002. Salaries and benefits increased $2.0 million to $8.5 million, compared to $6.5 million in 2001, primarily the result of the full year impact of three new offices and the EVB Investments subsidiary opened in the prior year, $191 thousand increase in pension expense, $185 thousand increase in medical insurance, $117 thousand severance expense for a former executive, and normal increases in salaries and benefits. Net occupancy and equipment expense increased $273 thousand or 17.1% to $1.87 million, largely the result of the full year impact of the three new offices and the EVB Investments subsidiary opened in the prior year, and building repair and maintenance costs related to refurbishing of several branch offices. Other operating expenses increased $1.3 million or 38.2% to $4.6 million in 2002 from $3.4 million in 2001. Primary contributors to this expense increase were consultant fees up $291 thousand as the Company initiated its re-engineering process, legal and collection fees up $120 thousand related to collection efforts on a single lending relationship charged off in 2001, and normal increases in data processing, postage, telephone, printing and supplies, education and training and audit.

Noninterest Expense:

	Years Ended December 31
(Dollars in thousands)	2003	2002	2001
Salaries and employee benefits	$10,435	$8,453	$6,477
Net occupancy and equipment	2,658	1,869	1,596
Printing and supplies	654	509	430
Consultant fees	804	469	178
Data processing	487	392	279
Directors’ fees	468	286	261
Advertising and marketing	248	318	374
Other operating expenses	3,127	2,656	1,866

Total noninterest expense	$18,881	$14,952	$11,461

Income Taxes

Income tax expense in 2003 increased $7 thousand to $2.553 million, up from $2.546 million in 2002 and $1.650 million in 2001. Income tax expense corresponds to an effective rate of 26.5%, 27.7 % and 25.3 % for the three years ended December 31, 2003, 2002, and 2001, respectively. The 120 basis point decrease in effective tax rate results from increased income on tax exempt securities and non taxable income from bank owned life insurance.

Note 9 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and EVB’s actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2003 and 2002. That Note is incorporated by reference into this section of Management’s Discussion and Analysis.

Loan Portfolio

Loans, net of unearned income, increased to $486.8 million at December 31, 2003, up $87.6 million or 22.0% from $399.1 million at year-end 2002. The real estate loan portfolio accounted for $82.0 million of the increase for the year. Primary contributors to loan growth were the addition of the new Gloucester Point branch office opened in March, 2003, and $28.3 million of loans acquired in the BB&T/First Virginia Bank-Hampton Roads branch acquisitions. At year-end 2002, loans, net of unearned income were $399.1 million, up $51.1 million or 14.7% from $348.0 million at year-end 2001. Loan growth in 2002 was primarily in the real estate portfolio which provided $48.2 million of the $51.1 million increase.

	Years Ended December 31
(Dollars in thousands)	2003	2002	2000	1999
Commercial, industrial and agricultural loans	$55,547	$46,926	$34,807	$31,003
Residential real estate mortgage	236,199	198,303	163,573	152,905
Real estate construction	20,199	15,684	9,021	8,267
Commercial real estate	114,426	74,806	36,183	33,103
Consumer loans	62,166	66,787	61,506	51,890
All other loans	86	191	448	460

Total loans	488,623	402,697	305,538	277,628
Less unearned income	(1,873)	(3,563)	(4,507)	(3,770)

Total loans net of unearned discount	486,750	399,134	301,031	273,858
Less allowance for loan losses	(6,495)	(5,748)	(4,408)	(4,154)

Net loans	$480,255	$393,386	$296,623	$269,704

Maturity Schedule of Selected Loans

Year Ended Dcember 31, 2003

(Dollars in thousands)	Commercial and Agricultural	Real Estate Construction
Within 1 year	$39,708	$15,676

Variable rate:
1 to 5 years	5,712	3,515
After 5 years	—	—

Total	5,712	3,515

Fixed rate:
1 to 5 years	10,144	237
After 5 years	2,266	771

Total	12,410	1,008

Total maturities	$57,830	$20,199

Approximately 76.2% of EVB’s loan portfolio at December 31, 2003 was comprised of loans secured by real estate. Residential real estate mortgages made up 48.5 % of the loan portfolio as compared to 49.7% at year-end 2002 and 51.6% at year-end 2000. The Company’s Hanover Bank subsidiary has experienced significant loan growth in both 2003 and 2002 with the dynamics of that market increasing “EVB’s market share of commercial real estate loans and real estate construction loans. Commercial real estate loans increased from 18.7% of the total loan portfolio at year-end 2003 to 23.5% at 2003 year-end. Real estate construction loans accounted for 4.1% of total loans outstanding at year-end 2002 and 3.9% at year-end 2002. The Company’s losses on loans secured by real estate have historically been low, averaging $36 thousand in net charge offs per year over the last five years.

Consumer loans are the second largest component of EVB’s loan portfolio. Consumer loans were 12.4% of the loan portfolio at year-end 2003, 15.8% and 18.4% at year-end 2002 and 2001 respectively. This portfolio component consists primarily of installment loans. Net consumer loans for household, family and other personal expenditures totaled $60.3 million at 2003 year-end, down $2.9 million from $63.2 million at 2002 year-end. General economic conditions and intense competition including zero interest financing by the automotive industry continued the trend that started in 2002, decreasing consumer loans both in absolute amount and percentage of the total loan portfolio. Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans increased $8.6 million in total loans outstanding at year-end 2003 compared to 2002, with the percentage to total loans decreasing to 11.4% of the total loan portfolio from 11.8% at year-end 2002.

Consistent with its focus on providing community-based financial services, EVB generally does not make loans outside of its principal market region. The Company does not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. EVB further maintains a policy not to originate or purchase loans classified by regulators as highly-leveraged transactions or loans to foreign entities or individuals. The Company’s unfunded loan commitments, excluding credit card lines and letters of credit, at 2003 year-end totaled $47.0 million, down $200 thousand from $47.2 million at December 31, 2002. Unfunded loan commitments (excluding $6.1 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from Spring through Fall than at year-end. Historically, EVB’s loan collateral has been primarily real estate because of the nature of our market region.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. EVB’s ratio of nonperforming assets improved slightly in 2003 to a nonperforming asset level of 0.84% at year-end, compared to 0.86% at year-end 2002. Actual nonperforming assets increased to $4.1 million, compared to $3.4 million at year-end 2002. Net charge offs for the year decreased $111 thousand or 11.1% to $890 thousand, compared to $1.0 million for prior year.

Each of EVB’s subsidiary banks has a loan review function consisting of bank officers and board members. Additionally an independent credit review firm performs a review of loans for each of the banks. As a matter of policy, the Company places loans on nonaccrual status when a loan becomes 90 days past due as to principal and interest, regardless of how well the loan may be collateralized. The Company utilizes a risk-based evaluation system based on loan type, and payment history to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

The Company’s decrease in charge offs and nonperforming asset ratio in 2002 allowed EVB to lower its loan loss allowance ratio to 1.33% at year-end, compared to 1.44% at December 31, 2002 and 1.50% at year-end 2001, respectively. For the same periods the loan loss allowance to nonaccrual loans ratio was 159%, 177% and 113%, indicating that the allowance was adequate with respect to nonaccrual loans. The allowance for loan losses is subject to regulatory examinations which may take into account such factors as methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2003	2002	2001	2000	1999
Average loans outstanding, net of unearned income	$431,051	$379,527	$319,165	$287,729	$257,876
Allowance for loan losses, January 1	5,748	5,234	4,408	4,154	3,860
Loans charged off:
Commercial and agricultural	130	97	548	203	71
Real estate	46	43	38	78	37
Consumer	1,154	1,154	1,069	410	358

Total loans charged off	1,330	1,294	1,655	691	466
Recoveries:
Commercial and agricultural	56	10	1	106	46
Real estate	4	1	18	24	17
Consumer	380	282	279	168	187

Total recoveries	440	293	298	298	250

Net loans charged off	890	1,001	1,357	393	216
Provision for loan losses	1,637	1,515	2,183	647	510

Allowance for loan losses, December 31	$6,495	$5,748	$5,234	$4,408	$4,154

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.33%	1.44%	1.50%	1.46%	1.52%
Ratio of net charge-offs to average loans outstanding during the year	0.21%	0.26%	0.43%	0.14%	0.08%

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days, and other real estate increased $689 thousand or 20.1% to $4.1 million at year-end 2003, while total loans outstanding increased $87.6 million or 22.0% to $486.8 million for the same period, thus reducing the ratio of nonperforming assets at year end to 0.84% of total loans and other real estate owned, compared to 0.86% as year end 2002. This improvement in the nonperforming assets trend continues the increase in credit quality over the years 1996-2003 as nonperforming assets have decreased from 2.26% at year-end 1996 to 0.86% at year-end 2002, interrupted only by a spike in the ratio at year end 2001. The year-end 2002 nonperforming asset level of 0.84% is the lowest in the Company’s seven-year history.

Nonperforming loans at year-end 2003 consisted of $2.5 million of loans secured by real estate in the Company’s market area, $615 thousand of commercial and agricultural loans and $979 thousand of consumer loans. Based on estimated fair values of the related collateral, management considers the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses. The total amount of unsecured nonaccrual loans was $235 thousand. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such past due loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $131 thousand and $114 thousand for the years 2003 and 2002.

Nonperforming Assets

(Dollars in thousands)	2003	2002	2001	2000	1999
Nonaccrual loans	$4,093	$3,240	$4,651	$1,967	$1,822
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	19	28	9	520	1,345

Total nonperforming loans	4,112	3,268	4,660	2,487	3,167
Other real estate owned	—	155	—	378	243

Total nonperforming assets	$4,112	$3,423	$4,660	$2,865	$3,410

Nonperforming assets to total loans and other real estate	0.84%	0.86%	1.34%	0.95%	1.24%
Allowance for loan losses to nonaccrual loans	158.69%	177.41%	112.52%	224.10%	227.99%
Net charge-offs to average loans for the year	0.21%	0.26%	0.43%	0.14%	0.08%
Allowance for loan losses to year end loans	1.33%	1.44%	1.50%	1.46%	1.52%
Foregone interest income on nonaccrual loans	$131	$114	$193	$104	$151

Net charge offs in 2003 decreased to $890 thousand from $1.0 million in 2002. Year 2003 net charge offs included $774 thousand of consumer loans, $74 thousand of commercial loans and $42 thousand of real estate loans. Although trends for credit quality factors continued to improve in 2003, it is likely that EVB will continue provisions for loan losses in 2004. The primary factor for additional provision is growth in the loan portfolio and the level of net charge offs and nonperforming loans. The total loan loss provision for 2003 would have been lower without the $28.3 million of loans acquired in the BB&T/First Virginia Bank-Hampton Roads branch purchases. The Company’s formula for allocation of the allowance reflects current net loans and nonaccrual loans plus the five-year history for net charge offs by loan category. That allocation appears on the following page.

Allocation of Allowance for Loan Losses

	December 31, 2003		December 31, 2002		December 31, 2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and agricultural	$1,365	11.41%	$1,270	11.76%	$1,407	12.59%
Real estate mortgage	1,375	48.53%	1,206	49.68%	1,369	51.61%
Real estate construction	246	4.15%	157	3.93%	108	3.08%
Commercial real estate	1,455	23.51%	873	18.74%	537	14.15%
Consumer	1,808	12.39%	1,982	15.84%	1,602	18.38%
Other loans	—	0.01%	1	0.05%	3	0.19%

Total allowance for balance sheet loans	6,249	100.00%	5,489	100.00%	5,026	100.00%
Unallocated	246		259		208

Total allowance for loan losses	$6,495		$5,748		$5,234

	December 31, 2000		December 31, 1999
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and agricultural	$1,260	11.56%	$1,233	11.32%
Real estate mortgage	1,398	54.34%	1,429	55.83%
Real estate construction	32	3.00%	30	3.02%
Commercial real estate	128	12.02%	133	12.09%
Consumer	1,441	18.93%	1,191	17.57%
Other loans	2	0.15%	2	0.17%

Total allowance for loan losses	4,261	100.00%	4,018	100.00%
Unallocated	147		136

Total allowance for loan losses	$4,408		$4,154

Potential Problem Loans:    At December 31, 2003, the Company’s subsidiary banks reported $2.0 million in potential problem loans with two of these being lending relationships of $100 thousand or greater. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

Securities

Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2003, the securities portfolio, at fair market value, was $141.4 million, a 38.4% increase from $102.2 million at 2002 year-end. At December 31, 2002, the securities portfolio was $102.2 million, a 11.2% increase from $91.9 million at 2001 year-end. FASB pronouncement No. 115 effective January 1, 1994, requires EVB to show the effect of market value changes of securities available for sale. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of $2.1 million at December 31, 2003 and $2.6 million at 2002 year-end.

EVB follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to EVB’s historical philosophy. EVB does not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities for the years 2003, 2002 and 2001.

Investment Securities and Securities Available for Sale

	December 31, 2003		December 31, 2002		December 31, 2001
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. Treasury and Agencies	$54,551	$54,813	$39,129	$40,186	$29,960	$30,310
States and political subdivisions	51,567	53,816	48,457	50,815	47,694	48,635
Other securities	32,066	32,798	10,650	11,209	12,767	12,935

Total available for sale	$138,184	$141,427	$98,236	$102,210	$90,421	$91,880

Maturity Distribution and Yields of Securities

	December 31, 2003
	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due 10 years + and equity securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$34	5.20%	$11,161	4.02%	$23,781	4.65%	$19,575	6.03%	$54,551	5.02%
States and political subdivisions	1,970	4.69%	18,837	4.79%	22,093	4.20%	8,667	4.36%	51,567	4.46%
Other securities	499	6.97%	7,198	6.31%	3,000	5.11%	21,369	5.61%	32,066	5.74%

Total securities	$2,503	5.15%	$37,196	4.85%	$48,874	4.47%	$49,611	5.56%	$138,184	4.98%

Yields on tax exempt securities have been calculated on a tax equivalent basis.

See Note 3 to the Consolidated Financial Statements as of December 31, 2003 for an analysis of gross unrealized gains and losses in the securities portfolio.

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

EVB experienced record deposit growth in 2003, fueled significantly by the acquisition of $66.0 million of deposits related to the purchase of three BB&T/First Virginia Bank-Hampton Roads branch offices. Total deposits at December 31, 2003 of $581.1 million reflected an increase of $112.0 million or 23.9% compared to $469.1 million at 2002 year-end. Noninterest-bearing deposits increased $17.8 million or 28.7% to $80.0 million at 2003 year-end compared to $62.2 million at December 31, 2002. During the same period, interest-bearing deposits increased 23.1% to $501.1 million at 2003 year-end, compared to $406.9 million at December 31, 2002. While these figures are as of a specific day at year-end, it is also meaningful to review average deposits for the year. For 2003, average total deposits of $501.6 million reflected a 15.8% increase over the 2002 average of $433.3 million.

All deposit categories reflected an increase in average deposits for 2003.

Total deposits at 2002 year-end of $469.1 million reflected an increase of $60.9 million or 14.9% compared to $408.2 million at 2001 year-end. Average deposits for 2002 were $433.3 million, an increase of 15.1 % or $57.0 million compared to 2001 average deposits of $376.3 million. All categories of deposits experienced an increase in average deposits for 2002.

Average Deposits and Rates Paid

	For the Years Ended December 31
	2003		2002		2001
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing accounts	$61,055		$47,483		$40,376
Interest bearing accounts
Interest checking	61,177	0.54%	50,082	1.24%	44,218	1.93%
Money market	45,696	1.08%	41,877	1.95%	28,274	2.97%
Regular savings	119,547	1.22%	97,969	2.06%	75,342	3.38%
Consumer certificates of deposit	161,063	3.21%	149,409	4.04%	143,658	5.64%
Large denomination certificates	53,098	3.54%	46,433	4.28%	44,391	5.96%

Total interest bearing	440,581	2.12%	385,770	2.98%	335,883	4.46%

Total average deposits	$501,636		$433,253		$376,259

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

Maturities of Large Denomination Certificates of Deposit (1)

(Dollars in thousands)	Within 3 Months	3-12 Months	1-3 Years	Over 3 Years	Total	Percent of Total Deposits
At December 31, 2003	$4,430	$19,912	$19,945	$16,140	$60,427	10.40%
At December 31, 2003	$3,834	$18,043	$15,288	$10,758	$47,923	10.22%
At December 31, 2002	$9,445	$19,741	$11,876	$4,477	$45,539	11.15%

(1)	Certificates issued in amounts of $100,000 or greater

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2003, EVB had total capital of 13.67% and a Tier 1 ratio of 12.41%, both far in excess of regulatory guidelines and the amount needed to support each subsidiary’s banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, the Company announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. The Company repurchased 12,500 shares in 2003, 61,264 shares in 2002, and 50,274 shares in 2001, and as part of the Board’s previous November 1998 stock repurchase authorization 102 thousand shares in 2000, 110 thousand shares in 1999, and 32 thousand shares in late 1998. The Company anticipates a continuation of its stock repurchase efforts in 2004.

The following table provides an analysis of the Company’s capital as of December 31, 2003, 2002, and 2001. Note 19 in the Consolidated Financial Statements presents an analysis of the capital position of each of the subsidiary banks as of year-end 2003 and 2002:

Analysis of Capital

	December 31
(Dollars in thousands)	2003	2002	2001
Tier 1 capital:
Common stock	$9,734	$9,717	$9,802
Retained earnings	44,682	40,063	36,627
Trust preferred debt	10,000	—	—
Less Goddwill and intangibles	(7,614)	—	—

Total Tier 1 capital	56,802	49,780	46,429

Tier 2 capital:
Allowable portion of allowance for loan losses	5,729	4,506	3,940

Total risk-based capital	62,531	54,286	50,369
Risk-weighted assets	457,566	359,228	313,921

Capital ratios:
Tier 1 risk based capital	12.41%	13.86%	14.79%
Total risk based capital	13.67%	15.11%	16.05%
Tier 1 capital to average total assets	8.54%	9.39%	10.08%

Contractual Obligations as of December 31, 2003

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Long-term debt	$34,286	$1,429	$2,858	$2,858	$27,141
Capital lease obligations	—	—	—	—	—
Operating leases	317	136	146	12	23
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$34,603	$1,565	$3,004	$2,870	$27,164

Off Balance Sheet Arrangements

At December 31, 2003, the Company had $58.3 million of off-balance sheet credit exposure in the form of $56.9 million of commitments to grant loans and unfunded commitments under lines of credit, $1.4 million of standby letters of credit and $47 thousand of private label credit card guarantees. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. EVB’s management of liquid assets provides a liquidity level which management believes is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs. At December 31, 2003, $163.0 million or 26.0% of total earning assets were due to mature or reprice within the next year.

EVB also maintains additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with lines of credit with the Federal Home Loan Bank totaled $136.2 million at December 31, 2003. At year-end 2003, the Company had $24.3 million of FHLB borrowings outstanding. The Company’s subsidiary banks borrowed $10 million from the Federal Home Loan Bank in 2003 on a seven year principal reducing credit basis as an average cost of 3.15%, specifically as a hedge against the Banks’ 15 year fixed rate mortgage program.

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

Accounting Rule Changes

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the

Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap, at year-end was (2.1%) which is within the policy limit for the one year gap of plus 15% to minus 40% of total earning assets at a combined Company level.

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

The most recent earnings simulation model projects net income would decrease approximately 7.20% of stable rate net income if rates were to fall immediately by two percentage points. It projects a decrease of approximately 6.37% if rates rise by two percentage points. Management believes this reflects a liability sensitive interest risk for the one-year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 20.15%. Additionally, NPV is estimated to increase by 11.99% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less that a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	December 31
	2003	2002
Static 1-Year Cumulative Gap	-2.06%	-6.30%
1-year net income simulation projection:
-200 basis point shock vs. stable rate	-7.20%	0.38%
+200 basis point shock vs. stable rate	-9.37%	-13.59%
Static net Present value change:
-200 basis point shock vs. stable rate	11.99%	-0.41%
+200 basis point shock vs. stable rate	-20.15%	-9.41%

The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened. Management projects interest rates to remain stable during most of 2004 and believes that the current level of liability sensitivity is appropriate.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Independent Auditor’s Report

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Income for the three years ended December 31, 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2003

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2003

•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9 A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In November, 2003, the Company’s internal auditor advised the Company’s management and the Audit Committee of the Company’s Board of Directors of a material weakness noted in connection with an audit of one of the Company’s subsidiary banks. That bank’s cash accounts with correspondent banks contained material unreconciled balances. Subsequent to year-end these accounts have been reconciled with no material adjustments. The internal audit also disclosed one unreconciled account in a second bank that is currently in the process of reconcilement and for which no material adjustments are anticipated.

Beginning in November 2003, management of the Company has taken corrective actions to address these issues, as follows:

•	A consulting firm specializing in audit and control was retained to perform a daily reconcilement of the subject correspondent bank account balances until the accounts are in balance

•	The consulting firm was also retained to develop and oversee the implementation of procedures related to reconcilement of balance sheet accounts for the subject banks.

•	The Risk Manager was assigned to work with the banks’ management and the consultants to ensure completion of the reconcilement and to review the Control Self Assessment process implemented in those banks earlier in the year.

•	The EVB Chief Financial Officer was designated as the individual responsible for ensuring that reconcilement of all balance sheet accounts for the Company and all subsidiaries is properly completed, approved and documented.

The Company continues to evaluate the effectiveness of these actions as well as the Company’s overall disclosure controls and procedures and internal controls and will take such further actions as dictated by such continuing reviews. No evidence has been found of any fraud or material loss exposure to the Company related to this control weakness.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2004 annual meeting of shareholders and with respect to executive officers, is presented below.

The Company has adopted a Code of Business Conduct and Ethics covering the Chief Executive Officer, Chief Financial Officer, Accounting Manager and Controller as well as all other officers and staff of the Company. This Code requires the signature annually of each officer and staff member of the Company. This Code is posted on the Company’s website at www.evb.org under the heading EVB Officers and Directors and is included as Exhibit 14 of this Form 10-K.

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the caption “Executive Compensation” in EVB’s Proxy Statement for the 2004 annual meeting of shareholders .

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this Item is incorporated by reference to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in EVB’s Proxy Statement for the 2004 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption “Transactions with Management” in EVB’s Proxy Statement for the 2004 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Public Accountants” in EVB’s Proxy Statement for the 2004 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statements and Auditors’ Report

(a)	Financial Statements

The financial statements set forth under Item 8 of this report on Form 10-K are incorporated by reference.

(b)	On October 20, 2003, the Company furnished a Current Report on Form 8-K dated October 17, 2003, issuing a press release announcing financial results for the quarter ended September 30, 2003. The press release and summary information were furnished pursuant to Item 7 and Item 12 (under Item 9).

(c)	List of Exhibits

Exhibit Number
3.1	Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

3.2	Bylaws of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement and approved by shareholders, incorporated by reference. The 2003 Stock Incentive Plan was an amendment and restatement of the 2000 Stock Option Plan that was attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-75728, filed with the Commission on December 21, 2001, incorporated by reference.

10.2	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin, attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.3	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.4	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joseph H. James, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

13.1	Excerpt from the 2003 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2003 Annual Report to Shareholders with respect to Selected Financial Data.

14	Code of Conduct and Business Ethics

15 (a)	Financial Statement Schedules - none

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.)

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ Ronald L. Blevins
Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 4, 2004.

Signature	Title
/s/ W. Rand Cook	Chairman of the Board of Directors
W. Rand Cook

/s/ F. L. Garrett, III	Vice Chairman of the Board of Directors
F. L. Garrett, III

/s/ Joe A. Shearin	President and Chief Executive Officer
Joe A. Shearin	and Director

/s/ F. Warren Haynie, Jr.	Director
F. Warren Haynie, Jr.

/s/ William L. Lewis	Director
William L. Lewis

/s/ Charles R. Revere	Director
Charles R. Revere

/s/ Howard R. Straughan	Director
Howard R. Straughan

/s/ Leslie E. Taylor	Director
Leslie E. Taylor

/s/ Jay T. Thompson	Director
Jay T. Thompson

/s/ Ronald L. Blevins	Chief Financial Officer
Ronald L. Blevins	(Principal Financial and Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

Eastern Virginia Bankshares, Inc. and subsidiaries

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia

February 20, 2004

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	(dollars in thousands)
	2003	2002
Assets
Cash and due from banks	$19,640	$27,214
Federal funds sold	23	4,541
Securities available for sale, at fair value	141,427	102,210
Loans, net of allowance for loan losses of $6,495 in 2003 and $5,748 in 2002	480,255	393,386
Deferred income taxes	703	593
Bank premises and equipment, net	14,456	7,936
Accrued interest receivable	3,317	2,927
Other real estate	—	155
Goodwill	5,725	—
Other assets	11,626	1,328

Total assets	$677,172	$540,290

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing demand accounts	$80,046	$62,203
Interest bearing deposits	501,103	406,914

Total deposits	581,149	469,117
Federal Home Loan Bank Advances	24,286	15,000
Trust preferred debt	10,000	—
Accrued interest payable	864	825
Other liabilities	4,317	2,945
Commitments and contingent liabilities	—	—

Total liabilities	620,616	487,887

Shareholders’ Equity
Common stock of $2 par value per share; authorized 50,000,000 shares; issued and outstanding, 4,866,801 in 2003 and 4,858,522 in 2002	9,734	9,717
Retained earnings	44,682	40,063
Accumulated other comprehensive income, net	2,140	2,623

Total shareholders’ equity	56,556	52,403

Total liabilities and shareholders’ equity	$677,172	$540,290

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2003, 2002 and 2001

	(dollars in thousands, except per share data)
	2003	2002	2001
Interest and Dividend Income
Loans and fees on loans	$31,030	$29,704	$27,722
Interest on investments:
Taxable interest income	3,325	2,789	2,773
Tax exempt interest income	2,076	1,862	1,754
Dividends	105	123	265
Interest on Federal funds sold	95	139	389

Total interest and dividend income	36,631	34,617	32,903

Interest Expense
Deposits	9,326	11,482	14,990
Federal funds purchased	17	7	6
Interest on FHLB advances	960	618	377
Interest on Trust preferred debt	118	—	—

Total interest expense	10,421	12,107	15,373

Net interest income	26,210	22,510	17,530
Provision for Loan Losses	1,637	1,515	2,183

Net interest income after provision for loan losses	24,573	20,995	15,347
Noninterest Income
Service charges on deposit accounts	2,399	2,096	1,968
Gain on sale of available for sale securities	173	93	7
Investment services income	322	322	42
Other operating income	1,050	641	627

Total noninterest income	3,944	3,152	2,644

Noninterest Expenses
Salaries and benefits	10,435	8,453	6,477
Occupancy expense of premises	2,658	1,869	1,596
Printing and supplies	654	509	430
Directors’ fees	468	286	261
Advertising/marketing	248	318	374
Data processing	487	392	279
Consultant fees	804	469	178
Other operating expenses	3,127	2,656	1,866

Total noninterest expense	18,881	14,952	11,461

Income before income taxes	9,636	9,195	6,530
Income Tax Expense	2,553	2,546	1,650

Net income	$7,083	$6,649	$4,880

Earnings Per Share, basic and assuming dilution	$1.46	$1.36	$0.99

Dividends Per Share	$0.57	$0.54	$0.52

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2000	$9,897	$590	$34,338	$206		$45,031
Comprehensive income:
Net income - 2001	—		4,880	—	$4,880	4,880
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $392)	—	—	—	—	761	—
Reclassification adjustment, (net of tax, $2)	—	—	—	—	(4)	—

Other comprehensive income (net of tax, $390)	—	—	—	757	757	757

Total comprehensive income	—	—	—	—	$5,637	—

Cash dividends declared	—	—	(2,559)	—		(2,559)
Issuance of common stock under dividend reinvestment plan, net	6	43	—	—		49
Shares purchased and retired	(101)	(633)	(32)	—		(766)

Balance, December 31, 2001	$9,802	$—	$36,627	$963		$47,392
Comprehensive income:
Net income - 2002	—	—	6,649	—	$6,649	6,649
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $887)	—	—	—	—	1,722	—
Reclassification adjustment, (net of tax, $32)	—	—	—	—	(62)	—

Other comprehensive income (net of tax, $855)	—	—	—	1,660	1,660	1,660

Total comprehensive income	—	—	—	—	$8,309	—

Cash dividends declared	—	—	(2,637)	—		(2,637)
Exercise of stock options	4	—	28	—		32
Stock-based compensation	—	—	57	—		57
Issuance of common stock under dividend reinvestment plan, net of repurchases	37	—	282	—		319
Shares purchased and retired	(126)	—	(943)	—		(1,069)

Balance, December 31, 2002	$9,717	$—	$40,063	$2,623		$52,403
Comprehensive income:
Net income - 2003	—	—	7,083	—	$7,083	7,083
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $190)	—	—	—	—	(369)	—
Reclassification adjustment, (net of tax, $59)	—	—	—	—	(114)	—

Other comprehensive income (net of tax, $249)	—	—	—	(483)	(483)	(483)

Total comprehensive income	—	—	—	—	$6,600	—

Cash dividends declared	—	—	(2,768)	—		(2,768)
Stock-based compensation	—	—	50	—		50
Director stock grant	12	—	139	—		151
Issuance of common stock under dividend reinvestment plan, net of repurchases	30	—	329	—		359
Shares purchased and retired	(25)	—	(214)	—		(239)

Balance, December 31, 2003	$9,734	$—	$44,682	$2,140		$56,556

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	(dollars in thousands)
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$7,083	$6,649	$4,880
Adjustments to reconcile net income to cash provided by operating activities:
Loss from equity investment in partnership	—	12	23
Depreciation and amortization	1,577	1,006	955
Deferred tax provision (benefit)	139	122	(337)
Provision for loan losses	1,637	1,515	2,183
Net (gain) on other real estate	—	—	(37)
(Gain) realized on fixed assets	(13)	—	—
(Gain) realized on available for sale securities	(173)	(93)	(7)
Accretion and amortization on securities, net	410	61	52
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(390)	(187)	170
(Increase) in other assets and goodwill	(7,840)	(63)	(539)
Increase (decrease) in accrued interest payable	39	(238)	(117)
Increase (decrease) in other liabilities	1,372	(1,622)	2,136

Net cash provided by operating activities	3,841	7,162	9,362

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	12,601	2,463	1,251
Maturities and principal repayments of securities available for sale	45,153	27,012	31,415
Purchases of securities available for sale	(98,115)	(37,260)	(40,064)
Proceeds from sale of other real estate	155	—	527
Net (increase) in loans	(60,170)	(52,293)	(48,436)
Purchases of bank premises and equipment	(4,691)	(2,780)	(1,777)
Acquisition of branches, net of cash acquired	26,090	—	—
Proceeds from sale of bank premises and equipment	209	—	—

Net cash (used in) investing activities	(78,768)	(62,858)	(57,084)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(continued)

	(dollars in thousands)
	2003	2002	2001
Cash Flows from Financing Activities
Net increase in demand deposit accounts, interest-bearing demand deposits and savings accounts	35,889	50,008	44,678
Net increase in certificates of deposit	10,107	10,869	13,149
Proceeds from Federal Home Loan Bank advances	10,000	10,000	—
Repayments of Federal Home Loan Bank advances	(714)	(1,000)	(1,000)
Proceeds from issuance of trust preferred debt	10,000	—	—
Decrease in Federal funds purchased	—	—	(1,048)
Repurchases and retirement of stock	(239)	(1,069)	(766)
Exercise of stock options	—	32	—
Issuance of common stock	359	319	49
Stock-based compensation	50	57	—
Director stock grant	151	—	—
Dividends paid	(2,768)	(2,637)	(2,559)

Net cash provided by financing activities	62,835	66,579	52,503

Cash and Cash Equivalents
Beginning of year	31,755	20,872	16,091
Net increase (decrease) in cash and cash equivalents	(12,092)	10,883	4,781

End of year	$19,663	$31,755	$20,872

Supplemental Disclosures of Cash Flow Information
Cash payments for Interest	$10,382	$12,345	$15,491

Cash payments for Income taxes	$2,521	$2,406	$2,551

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$—	$155	$113

Unrealized gain (loss) on securities available for sale	$(732)	$2,515	$1,146

Details of acquisition of branches:
Fair value of assets acquired	$31,946	$—	$—
Fair value of liabilities assumed	(66,052)	—	—
Purchase price in excess of net assets acquired	7,099	—	—

Cash received	(27,007)	—	—
Less cash acquired	917	—	—

Net cash received for acquisition	$(26,090)	$—	$—

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Eastern Virginia Bankshares, Inc. and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a description of the more significant of those policies:

Business

Eastern Virginia Bankshares, Inc. is a bank holding company that provides full banking services, including commercial and consumer demand and time deposit accounts, commercial and consumer loans, Visa and Mastercard revolving credit accounts, drive-in banking services and automated teller machine transactions through its wholly-owned subsidiaries, Southside Bank (“SSB”), Bank of Northumberland, Inc. (“BNI”) and Hanover Bank (“HB”). The areas served by the Company are primarily the counties of Essex, Northumberland, King & Queen, King William, Richmond, Lancaster, Hanover, Gloucester, Middlesex, Caroline, Southampton, Surry and Sussex, Virginia.

Basis of Presentation and Consolidation

The consolidated statements of Eastern Virginia Bankshares, Inc. include the accounts of all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Securities

Securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company does not have any securities classified as “held to maturity” or “trading.”

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Notes to Consolidated Financial Statements

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractural terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Notes to Consolidated Financial Statements

Other Real Estate

Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

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

Stock Compensation Plan

At December 31, 2003, the Company had one stock-based compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” Stock-based compensation costs included in salaries and benefit expense totaled $50 thousand for the year 2003 and $57 thousand for the year 2002. There were no options granted in 2001.

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

Notes to Consolidated Financial Statements

Advertising

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $248 thousand, $318 thousand, and $374 thousand for the three years ended December 31, 2003, 2002 and 2001, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 7 years. Core deposit, net of amortization amounted to $1.9 million at December 31, 2003.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence.

Goodwill totaled $5.7 million at December 31, 2003. The goodwill is not amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges in 2003.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note 2.  Cash and Due From Banks

To comply with Federal Reserve Regulations, the Company’s subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amounts of daily average required balances were approximately $7.0 million and $1.1 million

Note 3.  Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$54,551	$399	$137	$54,813
Obligations of state/political subdivisions	51,567	2,350	101	53,816
Corporate and other securities	28,938	1,019	287	29,670
Restricted securities	3,128	—	—	3,128

Total	$138,184	$3,768	$525	$141,427

Notes to Consolidated Financial Statements

	December 31, 2002
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
U. S. Government obligations	$250	$2	$—	252
Obligations of U.S. Government agencies	38,877	1,058	1	39,934
Obligations of state/political subdivisions	48,457	2,397	40	50,814
Corporate and other securities	7,973	608	48	8,533
Restricted securities	2,677	—	—	2,677

Total	$98,234	$4,065	$89	$102,210

The following is a comparison of amortized cost and estimated fair values of the Company’s securities by contractual maturity at December 31, 2003. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without penalty.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,504	$2,547
Due after one year through five years	37,196	38,814
Due after five years through ten years	48,874	49,765
Due after ten years	46,482	47,173
Restricted securities	3,128	3,128

Total	$138,184	$141,427

At December 31, 2993, investments in an unrealized loss position that are temporarily impaired are:

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Federal agencies	$35,047	$97	$—	$—	$35,047	$97
Mortgage-backed securities	14,265	40	—	—	14,265	40
States and political subdivisions	51,173	101	—	—	51,173	101
All other securities	26,670	287	—	—	26,670	287

	$127,155	$525	$—	$—	$127,155	$525

The unrealized loss positions at December 31, 2003 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at 2003 year included 8 federal agencies, 10 mortgage backed securities, 7 corporate bonds, 15 municipal bonds and 1 federal agency preferred stock, all with losses less than twelve months in duration.

Notes to Consolidated Financial Statements

For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of securities available for sale amounted to $12.6 million, $2.5 million and $1.3 million, respectively. Gross realized gains amounted to $173 thousand, $93 thousand and $7 thousand in 2003, 2002 and 2001 respectively.

The book value of securities pledged to secure public deposits and other purposes amounted to $16.4 million and $6.4 million at December 31, 2003 and 2002, respectively.

Note 4.  Loans

The following is a comparison of loans by type which were outstanding at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Real estate - construction	$20,199	$15,684
Real estate - mortgage	236,199	198,303
Commercial real estate	114,426	74,806
Commercial, industrial and agricultural loans	55,547	46,926
Loans to individuals for household, family and other consumer expenditures	62,166	66,787
All other loans	86	191

Total gross loans	488,623	402,697
Less unearned income and deferred loan fees	(1,873)	(3,563)
Less allowance for loan losses	(6,495)	(5,748)

Total net loans	$480,255	$393,386

Note 5.  Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$5,748	$5,234	$4,409
Provision charged against income	1,637	1,515	2,183
Recoveries of loans charged off	440	293	297
Loans charged off	(1,330)	(1,294)	(1,655)

Balance at end of year	$6,495	$5,748	$5,234

The following is a summary of information pertaining to impaired loans:

	December 31
	2003	2002	2001
	(in thousands)
Impaired loans for which an allowance has been provided	$822	$311	$975

Allowance related to impaired loans	$124	$6	$152

Average balance of impaired loans	$690	$576	$771

Interest income recognized and collected on impaired loans	$40	$52	$70

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $3.3 million, and $2.9 million at December 31, 2003 and 2002. If interest on these loans had been accrued such income would have approximated $111thousand and $62 thousand, respectively.

Note 6.  Related Party Transactions

Loans to directors and officers totaled $16.6 million and $13.4 million at December 31, 2003 and 2002, respectively. New advances to directors and officers totaled $9.7 million and repayments totaled $6.5 million in the year ended December 31, 2003.

Note 7.  Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	2003	2002
	(in thousands)
Land and improvements	$2,972	$2,118
Buildings	11,288	6,465
Furniture, fixtures and equipment	9,795	6,668
Construction in progress	365	1,085

	24,420	16,336
Less accumulated depreciation	9,964	8,400

	$14,456	$7,936

Depreciation and amortization expense amounted to $1.6 million, $1.0 million, and $955 thousand for 2003, 2002 and 2001, respectively.

Note 8.  Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $60.4 million and $47.9 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

(in thousands)
2004	$107,561
2005	54,322
2006	19,463
2007	33,266
2008	22,366

Total	$236,978

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $349 thousand and $196 thousand, respectively.

Notes to Consolidated Financial Statements

Note 9.  Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$—	$182
Allowance for loan losses	1,854	1,672
Interest on nonaccrual loans	44	38
Deferred compensation	—	29
Organizational costs	21	33

	1,919	1,954

Deferred tax liabilities:
Net unrealized gain on available for sale securities	1,102	1,351
Depreciation and amortization	26	—
FHLB dividend	8	8
Pension liability	8	—
Goodwill and other intangible assets	28	—
Other	44	2

	1,216	1,361

Net deferred tax assets	$703	$593

Income tax expense charged to operations for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	2003	2002	2001
	(in thousands)
Currently payable	$2,414	$2,424	$1,987
Deferred tax provision (benefit)	139	122	(337)

	$2,553	$2,546	$1,650

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001, due to the following:

	2003	2002	2001
	(in thousands)
Expected tax expense at statutory rate (34%)
Increase (decrease) in taxes resulting from:	$3,276	$3,126	$2,220
Tax exempt interest	(655)	(568)	(508)
Other	(68)	(12)	(62)

	$2,553	$2,546	$1,650

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

Information about the plan follows:

	2003	2002	2001
	(in thousands)
Change in Benefit Obligation
Benefit obligation, beginning	$6,237	$5,466	$5,108
Service cost	428	362	326
Interest cost	433	408	380
Plan amendment	137	—	—
Actuarial (gain) loss	1,063	267	(117)
Benefits paid	(109)	(266)	(231)

Benefit obligation, ending	$8,189	$6,237	$5,466

Change in Plan Assets
Fair value of plan assets, beginning	$4,435	$4,722	$5,575
Actual return on plan assets	1,069	(470)	(1,131)
Employer contributions	623	449	509
Benefits paid	(109)	(266)	(231)

Fair value of plan assets, ending	$6,018	$4,435	$4,722

Funded status	$(2,171)	$(1,802)	$(744)
Unrecognized net actuarial loss	1,978	1,672	541
Unrecognized net obligation at transition	18	22	25
Unrecognized prior service cost	231	108	122

Prepaid (accrued) benefit cost included in other assets (other liabilities)	$56	$—	$(56)

Accumulated Benefit Obligation	$5,179	$4,156	$3,481
Components of Net Periodic Benefit Cost
Service cost	$428	$362	$326
Interest cost	433	408	381
Expected return on plan assets	(370)	(394)	(499)
Amortization of prior service cost	14	14	14
Amortization of net obligation at transition	4	4	4
Recognized net actuarial (gain) loss	58	—	(23)

Net periodic benefit cost	$567	$394	$203

Weighted-Average Assumptions as of December 31
Discount rate	6.50%	7.00%	7.50%
Long-term rate of return	8.50%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Notes to Consolidated Financial Statements

Long Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company’s estimate of contributions to the plan for 2004 is $941 thousand.

The pension plan’s weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets
	2003	2002
Asset Category:
Mutual funds - fixed income	21%	25%
Mutual funds - equity	79%	75%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These cost include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

401(k) Plan

The Company has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. The Company has elected to contribute amounts not to exceed 50% of the first 6% of the employee’s contribution. Contributions to this Plan by the Company of $114 thousand, $105 thousand and $74 thousand were included in expenses for the years ended December 31, 2003, 2002, and 2001, respectively.

Notes to Consolidated Financial Statements

Note 11.  Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders.

	Years Ended December 31
	2003		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,858,087	$1.46	4,883,633	$1.36	4,914,981	$0.99
Effect of dilutive securities, Stock options	10,161	—	2,891	—	—	—

Diluted earnings per share	4,868,248	$1.46	4,886,524	$1.36	4,914,981	$0.99

Note 12.  Stock Compensation Plan

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to 400,000 shares of common stock.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003 and 2002:

	2003	2002
Dividend rate:	.70%	.92%
Price volatility:	23.07%	20.76%
Risk-free interest rate:	4.69%	5.54%
Expected life:	10 Years	10 Years

Notes to Consolidated Financial Statements

The following table presents the status of the plans at December 31, 2003 and 2002, and changes during the years then ended:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	30,555	$16.10	—	$—
Granted	31,500	28.60	32,555	16.10
Exercised	—	—	(2,000)	16.10
Forfeited	(3,960)	16.10	—	—

Outstanding at December 31, 2003	58,095	$22.88	30,555	$16.10

Weighted average fair value of options granted during the year		$11.58		$7.34

No shares were exercisable at December 31, 2003 and December 31, 2002.

The status of the options outstanding at December 31, 2003 is as follows:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term
$16.10	26,595	8.4 years
28.60	31,500	9.7 years

Total	58,095	9.1 years

Note 13.  Commitments and Contingent Liabilities

Southside Bank has entered into a long-term land lease for its Hartfield branch. The lease was entered into on May 9, 1988 for an original term of fifteen years and renewed for an additional term of ten years in 2003. The Bank has an option to renew for an additional term of ten years and three additional terms of five years each and, thereafter, for five additional terms of five years each.

Hanover Bank rents its principal location in Mechanicsville from a related party under an operating lease. The lease was entered into on May 1, 2000 and provides for an original term of five years with two renewal options of five years each.

Hanover Bank leases a banking facility in Ashland, Virginia under an operating lease. The lease was entered into on April 26, 2001 for an original term of three years and was renewed in January 2004 for an additional term of three years. Annual rent ranges from $21,600 to $24,000 for the renewal period.

Notes to Consolidated Financial Statements

Hanover Bank leases a banking facility in the Ashland-Hanover Office Building under an operating lease. The lease was entered into on July 1, 2001 and provides for an original term of five years with two renewal options of five years each.

Hanover Bank leases office space at Hanover Plaza in Mechanicsville, Virginia under an operating lease. The lease was entered into on May 1, 2002 and provides for a term of 34 months expiring February 28, 2005.

Total rent expense was $148 thousand, $135 thousand and $81 thousand for 2003, 2002, and 2001, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

(in thousands)
2004	$136
2005	95
2006	51
2007	6
2008	6
2009	6
2010	5
2011	5
2012	5
2013	2

$317

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

Note 14.  Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2003, retained net income, which was free of restriction, amounted to $6.4 million.

Note 15.  Long-Term Debt

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2003 the Company’s Federal Home Loan Bank (FHLB) debt consisted of advances of $24.3 million, $5 million of which is callable in 2005 and another $5 million which is callable in 2007. $10 million FHLB debt was originated in 2003 to decrease interest risk in the Company’s 15 year fixed rate mortgage product. Those advances are payable semi-annually over a seven-year period with the first $714 thousand paid in 2003. The advances mature through 2012. At December 31, 2003, the interest rates ranged from 3.10% to 5.92% with a weighted average interest rate of 4.30%. Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $138.9 million.

Notes to Consolidated Financial Statements

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

(in thousands)
2004	$1,429
2005	1,429
2006	1,429
2007	1,429
2008	1,429
2009	1,429
2010	5,712
2012	10,000

$24,286

The Company has unused lines of credit totaling $15,600,000 with nonaffiliated banks as of December 31, 2003.

Trust Preferred Securities

Trust preferred securities are issued by the Company through a wholly-owned subsidiary trust. These securities are mandatorily redeemable preferred security obligations of the Trust. The sole asset of the Trust is junior subordinated deferrable interest notes of the Company (The Notes). At December 31, 2003, the Company had one wholly-owned Trust which had issued trust preferred securities to the public. These securities mature in September 2033, but may be redeemed prior to maturity (beginning September 2008) at the option of the Company. The Trust has invested the proceeds of the trust preferred securities in the Notes. The Notes have an interest rate equal to the trust preferred securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not to exceed five years provided that no extension period may extend beyond the stated maturity of the Notes. During any such extension period, the Company’s ability to pay dividends on its common stock will be restricted. The trust preferred securities are subject to mandatory redemption upon payment of the related Notes at their stated maturity date or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption.

The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for banks and bank holding companies. Therefore, trust preferred securities provide the Company with another means of obtaining capital for bank regulatory purposes. At December 31, 2003 the Company had $10 million of trust preferred securities backed by its Notes with a September, 2033 maturity. These securities bear a variable interest rate of three month LIBOR plus 2.95%. The effective interest rate at 2003 year end was 4.12%, subject to revision quarterly in March, June, September and December.

Note 16. Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled shareholders. It is based on the stock’s fair market value on each dividend record date, and allows for voluntary contributions to purchase stock up to $5 thousand per shareholder per calendar quarter.

Notes to Consolidated Financial Statements

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

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2003	2002
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$56,905	$50,578
Standby letters of credit	1,351	1,141
Private label credit card guarantees	47	—

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

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2003 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $9.2 million.

Notes to Consolidated Financial Statements

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

At December 31, 2003 and 2002, the fair value of loan commitments and standby letters of credit are immaterial.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$19,663	$19,663	$31,754	$31,755
Securities - available for sale	141,427	141,427	102,210	102,210
Loans, net	480,255	496,104	393,386	415,126
Accrued interest receivable	3,317	3,317	2,927	2,927

Financial liabilities:
Noninterest-bearing deposits	$80,046	$80,046	$62,203	$62,203
Interest-bearing deposits	501,103	506,380	406,914	412,137
Federal Home Loan Bank advances	24,286	25,443	15,000	16,285
Trust preferred debt	10,000	10,000	—	—
Accrued interest payable	864	864	825	825

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

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from Federal Regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

Notes to Consolidated Financial Statements

The Company’s and the Banks’ actual capital amounts and ratios are presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$62,531	13.67%	$36,605	8.00%	N/A	N/A
SSB	$26,939	11.06%	$19,481	8.00%	$24,352	10.00%
BNI	$16,459	12.97%	$10,148	8.00%	$12,686	10.00%
HB	$10,785	12.39%	$6,966	8.00%	$8,708	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$56,802	12.41%	$18,303	4.00%	N/A	N/A
SSB	$20,894	8.58%	$9,741	4.00%	$14,611	6.00%
BNI	$10,865	8.56%	$5,074	4.00%	$7,611	6.00%
HB	$7,496	8.61%	$3,483	4.00%	$5,225	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$56,802	8.54%	$26,613	4.00%	N/A	N/A
SSB	$20,894	5.70%	$14,655	4.00%	$18,319	5.00%
BNI	$10,865	5.44%	$7,990	4.00%	$9,987	5.00%
HB	$7,496	7.27%	$4,126	4.00%	$5,158	5.00%
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$54,286	15.11%	$28,738	8.00%	N/A	N/A
SSB	$18,961	10.72%	$14,153	8.00%	$17,691	10.00%
BNI	$16,124	13.94%	$9,250	8.00%	$11,563	10.00%
HB	$10,058	15.31%	$5,255	8.00%	$6,569	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$49,780	13.86%	$14,369	4.00%	N/A	N/A
SSB	$13,743	7.77%	$7,076	4.00%	$10,615	6.00%
BNI	$10,670	9.23%	$4,625	4.00%	$6,938	6.00%
HB	$7,036	10.71%	$2,627	4.00%	$3,941	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$49,780	9.39%	$21,209	4.00%	N/A	N/A
SSB	$13,743	5.07%	$10,845	4.00%	$13,556	5.00%
BNI	$10,670	5.82%	$7,330	4.00%	$9,163	5.00%
HB	$7,036	8.73%	$3,225	4.00%	$4,031	5.00%

Notes to Consolidated Financial Statements

Note 20. Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2003 and 2002

	(dollars in thousands)
	2003	2002
Assets
Cash on deposit with subsidiary banks	$6,763	$6,720
Subordinated debt in subsidiaries	9,200	9,200
Investment in subsidiaries	49,008	34,072
Other investments	428	118
Premises and equipment, net	1,281	2,016
Other assets	826	542

Total assets	$67,506	$52,668

Liabilities
Trust preferred debt	$10,310	$—
Deferred income taxes	82	69
Other liabilities	558	196

	10,950	265

Shareholders’ Equity
Common stock	9,734	9,717
Retained earnings	44,682	40,063
Accumulated other comprehensive income	2,140	2,623

Total shareholders’ equity	56,556	52,403

Total liabilities and shareholders’ equity	$67,506	$52,668

Notes to Consolidated Financial Statements

(Parent Corporation Only)

Statements of Income

For the Years Ended December 31, 2003, 2002 and 2001

	(dollars in thousands)
	2003	2002	2001
Income:
Dividends from subsidiaries	$3,200	$6,100	$4,500
Dividends	3	—	2
Interest from subsidiaries	22	35	77
Interest from subordinated debt	644	644	586
Operations services	2,760	1,453	1,281
Miscellaneous income	20	6	13

	6,649	8,238	6,459

Expenses:
Interest on trust preferred debt	118	—	—
Salaries and benefits	1,981	1,211	817
Occupancy and equipment expense	811	418	470
Data processing	357	326	233
Consultant fees	724	308	34
Postage	229	249	147
Printing and supplies	192	100	86
Directors fees	224	90	62
Miscellaneous	323	201	145

	4,959	2,903	1,994

Net income before undistributed earnings of subsidiaries	1,690	5,335	4,465

Undistributed earnings of subsidiaries	4,919	1,101	415

Income tax benefit	(474)	(213)	—

Net income	$7,083	$6,649	$4,880

51

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	(dollars in thousands)
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$7,083	$6,649	$4,880
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,919)	(1,101)	(415)
Depreciation	572	340	396
Deferred income taxes	13	57	93
(Gain) on sale of fixed assets	(13)	—	—
Decrease (increase) in other assets	425	357	(633)
Increase (decrease) in other liabilities	362	114	(294)

Net cash provided by operating activities	3,523	6,416	4,027

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	209	—	—
Purchases of premises and equipment	(742)	(1,261)	(429)

Net cash (used in) investing activities	(533)	(1,261)	(429)

Cash Flows from Financing Activities
Capital transferred to subsidiaries	(10,500)	—	(2,800)
Subordinated debt to subsidiary banks	—	—	(2,200)
Proceeds from issuance of trust preferred debt	10,000	—	—
Dividends paid	(2,768)	(2,637)	(2,559)
Exercise of stock options	—	32	—
Stock-based compensation	50	57	—
Director stock grant	151	—	—
Issuance of common stock under dividend reinvestment plan, net of repurchases	359	319	49
Repurchases and retirement of stock	(239)	(1,069)	(766)

Net cash (used in) financing activities	(2,947)	(3,298)	(8,276)

Increase (decrease) in cash and cash equivalents	43	1,857	(4,678)

Cash and Cash Equivalents, beginning of year	6,720	4,863	9,541

Cash and Cash Equivalents, end of year	$6,763	$6,720	$4,863

52