Form 10-Q
period 2004-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2004-05-07
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2004 was 4,869,682.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2004 (unaudited)	December 31 2003 (audited)
Assets:
Cash and due from banks	$17,029	$19,640
Federal funds sold	—	23
Securities available for sale, at fair value	147,457	141,427
Loans, net of unearned income	487,823	486,750
Allowance for credit losses	6,648	6,495

Total loans, net	481,175	480,255
Deferred income taxes	427	703
Bank premises and equipment, net	14,508	14,456
Accrued interest receivable	3,250	3,317
Other real estate	—	—
Goodwill	5,725	5,725
Other assets	11,743	11,626

Total assets	$681,314	$677,172

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing demand accounts	$80,228	$80,046
Interest-bearing deposits	501,793	501,103

Total deposits	582,021	581,149
Federal funds purchased	1,916	—
Federal Home Loan Bank advances	24,286	24,286
Trust preferred capital notes	10,000	10,000
Accrued interest payable	896	864
Other liabilities	3,777	4,317
Commitments and contingent liabilities	—	—

Total liabilities	622,896	620,616

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,870,432 and 4,866,801 respectively	9,741	9,734
Retained earnings	46,001	44,682
Accumulated other comprehensive income, net	2,676	2,140

Total shareholders’ equity	58,418	56,556

Total liabilities and shareholders’ equity	$681,314	$677,172

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2004	2003
Interest Income
Loans	$8,315	$7,484
Interest and dividends on securities:
Taxable interest income	1,078	732
Tax exempt interest income	529	505
Dividends	30	31
Interest on federal funds sold	7	21

Total interest and dividend income	9,959	8,773
Interest Expense
Deposits	2,262	2,506
Federal funds purchased	4	1
Interest on FHLB advances	261	188
Interest on trust preferred debt	103	—

Total interest expense	2,630	2,695

Net interest income	7,329	6,078
Provision for Loan Losses	340	297

Net interest income after provision for loan losses	6,989	5,781
Other Income
Service charges on deposit accounts	681	526
Gain on sale of available for sale securities	82	75
Investment services income	41	95
Other operating income	283	166

	1,087	862

Other Expenses
Salaries and benefits	3,236	2,464
Net occupancy expense of premises	726	533
Printing and supplies	144	140
Telephone	111	90
Data processing	107	112
Consultant fees	180	235
Postage	113	45
Other operating expenses	814	650

	5,431	4,269

Income before income taxes	2,645	2,374
Income Tax Expense	733	664

Net income	$1,912	$1,710

Earnings Per Share, basic and assuming dilution	$0.39	$0.35

Dividends per share	$0.15	$0.14

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash Flows from Operating Activities
Net income	$1,912	$1,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	710	354
Provision for loan losses	340	297
Gain realized on available for sale securities	(82)	(75)
(Increase)/decrease in other assets	(163)	550
Increase in other liabilities	12	2,087

Net cash provided by operating activities	2,729	4,923
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	9,850	3,357
Proceeds from maturities, calls, and paydowns of securities	6,935	4,667
Purchase of debt securities	(22,387)	(10,569)
Purchase of restriced stock	(183)	(300)
Net increase in loans	(1,260)	(7,371)
Purchases of bank premises and equipment	(516)	(1,365)
Proceeds from sale of OREO	—	130

Net cash (used in) investing activities	(7,561)	(11,451)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(6,774)	(2,265)
Net increase in certificates of deposit	7,646	5,657
Acquisition of common stock	—	(239)
Issuance of common stock under dividend reinvestment plan	105	95
Stock based compensation	35	14
Dividends declared	(730)	(679)
Increase in federal funds purchased	1,916	—

Net cash provided by financing activities	2,198	2,583

(Decrease) in cash and cash equivalents	(2,634)	(3,945)
Cash and cash equivalents
Beginning of period	19,663	31,755

End of period	$17,029	$27,810

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$2,674	$2,715

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and the Consolidated Statements of Income and the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2004, and March 31, 2003, prepared in accordance with instructions for Form 10-Q, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2004. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Eastern Virginia Bankshares (the “Company or EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Corporation opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	EVB granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of 2002 adopted a policy to expense stock options. Stock options expense for the three months ended March 31, 2004 was $35 thousand compared to $14 thousand in the first quarter of 2003, decreasing reported net income, after tax, by $23 thousand or $0.005 per share in 2004 and $9 thousand or $0.002 per share in 2003.

4.	The results of operations for the three-month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004 (unaudited)
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Treasury	$10,000	$—	$3	$9,997
Obligations of U.S. Government agencies	54,242	602	328	54,516
Obligations of states and political subdivisions	49,420	2,912	29	52,303
Corporate and other securities	26,820	993	86	27,727
Restricted securities	2,914	—	—	2,914

Total	$143,396	$4,507	$446	$147,457

	December 31, 2003 (audited)
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$54,551	$399	$137	$54,813
Obligations of states and political subdivisions	51,567	2,350	101	53,816
Corporate and other securities	28,938	1,019	287	29,670
Restricted securities	3,128	—	—	3,128

Total	$138,184	$3,768	$525	$141,427

At March 31, 2004, investments in an unrealized loss position that are temporarily impaired are:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Description of Securities
U. S. Treasury and federal agencies	$11,990	$5	$—	$—	$11,990	$5
Mortgage-backed securities	6,622	326	—	—	6,622	326
States and political subdivisions	1,511	29	—	—	1,511	29
All other securities	1,912	86	—	—	1,912	86

	$22,035	$446	$—	$—	$22,035	$446

The unrealized loss positions at March 31, 2004 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at March 31, 2004 included 4 U. S. Treasury and federal agencies, 8 mortgage backed securities, 3 federal agency preferred stocks and 7 municipal bonds, all with losses less than twelve months in duration.

6.	EVB’s loan portfolio is composed of the following:

(Dollars in thousands)	(unaudited) March 31 2004	(audited) December 31 2003	(unaudited) March 31 2003
Commercial, industrial and agricultural loans	$52,693	$55,547	$47,758
Residential real estate mortgage	240,380	236,199	197,767
Real estate construction	20,999	20,199	16,017
Commercial real estate	114,121	114,426	85,386
Consumer loans	61,121	62,166	62,324
All other loans	107	86	138

Total loans	489,421	488,623	409,390
Less unearned income	(1,598)	(1,873)	(2,960)

Total loans net of unearned discount	487,823	486,750	406,430
Less allowance for loan losses	(6,648)	(6,495)	(5,970)

Net loans	$481,175	$480,255	$400,460

EVB has $3.7 million in non-performing loans at March 31, 2004.

7.	EVB’s Allowance for Loan Losses is as follows:

(Dollars in thousands)	(unaudited) March 31 2004	(audited) December 31 2003	(unaudited) March 31 2003
Balance January 1	$6,495	$5,748	$5,748
Provision charged against income	340	1,637	297
Recoveries of loans charged off	135	440	176
Loans charged off	(322)	(1,330)	(251)

Balance at end of period	$6,648	$6,495	$5,970

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders.

	Three Months Ended
	March 31, 2004		March 31, 2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,868,835	$0.39	4,853,836	$0.35
Effect of dilutive securities, stock options	10,071	—	6,083	—

Diluted earnings per share	4,878,906	$0.39	4,859,919	$0.35

As of March 31, 2004, options on 30,900 shares were not included in computing earnings per common share assuming dilution, because their effects are anti-dilutive.

9.	Components of Net Periodic Benefit Cost are:

	Three Months Ended March 31
	2004	2003
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$198	$107
Interest cost	132	108
Expected return on plan assets	(120)	(93)
Amortization of prior service cost	6	4
Amortization of net obligation at transition	1	1
Recognized net actuarial (gain) loss	16	15

Net periodic benefit cost	$233	$142

Employer Contributions

The Company made its required 2004 fiscal year contribution to the pension plan in December 2003 in the amount of $623 thousand. The Company anticipates that it will likely make its 2005 contribution in December 2004. The pension plan has a fiscal year ending September 30 providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

10	There were no new Financial Accounting Standards Board promulgations in the first quarter of 2004 that will impact Eastern Virginia Bankshares, Inc. See the discussion of Accounting Rule Changes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, “the “Form 10-K”.

11	The following table displays detail of comprehensive income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31
	2004	2003
Net income	$1,912	$1,710
Unrealized gains (losses) on securities available for sale, net of tax expense	590	(119)
Less: reclassification adjustment, net of tax	(54)	(50)

Total comprehensive income	$2,448	$1,541

PART I - FINANCIAL INFORMATION

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

Management determines the allowance for loan losses based on two basic components: the formula allowance and the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses historical loss as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since the history is updated with the most recent loss information, management believes that the errors that might otherwise occur are mitigated. The formula allowance is revised as deemed appropriate to capture losses that are attributable to economic events and industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in the specific allowance. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, current level of nonaccrual loans, current level of unsecured loans past due 60 to 89 days and the fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions.

OVERVIEW AND FINANCIAL CONDITION

Eastern Virginia Bankshares (EVB) reported record quarterly net income and earnings per share for the first quarter of 2004, primarily based on the benefits of long-term strategic initiatives including three new branch offices opened in 2001, a new branch office opened in the first quarter of 2003 and three new branch offices purchased from BB&T/First Virginia Bank-Hampton Roads in September 2003. The Company continued to benefit from the stable-low interest rate environment with an increase in net interest income of $1.2 million. Noninterest income was up $225 thousand, or 26.1%. Income increases were partially offset by an increase of $43 thousand in loan loss provision, $1.2 million in noninterest expense and $69 thousand of income tax.

Total assets on March 31, 2004 were $681.3 million, up $134.8 million, or 24.7%, from $546.5 million at March 31, 2003 and up $4.1 million, or 0.6%, from December 31, 2003. For the first three months of 2004, total assets averaged $677.3 million, 25.5% above the first three months of 2003 average of $539.5 million. Total loans, net of unearned income, amounted to $487.8 million at March 31, 2004, an increase of $81.4 million, or 20.0%, from $406.4 million at March 31, 2003 and up $1.0 million, or 0.2% from $486.8 million at December 31, 2003. Net loans as a percent of total assets were 70.6% at March 31, 2004, as compared to 73.3% at March 31, 2003. Net loan volume for the first three months of 2004 was $1.1 million, compared to $7.1 million for the first three months of 2003. Decreased loan growth in 2004 versus 2003 is related primarily to a slow economy in our market place.

On March 31, 2004, the securities portfolio totaled $147.5 million, up $43.0 million or 41.2%, compared to March 31, 2003 and up $6.1 million, or 4.3%, from $141.4 million at December 31, 2003. Most of the funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk and to provide liquidity. Currently the Company has a greater portion of its assets in securities than its target, a result of the branch offices purchased in September 2003 bringing in $38 million more in deposits than they did loans. Federal funds purchased on March 31, 2004 were $1.9 million, compared to $10.1 million in federal funds sold one year ago.

Total deposits of $582.0 million at quarter end represented an increase of $109.5 million, or 23.2%, from $472.5 million one year ago and up $872 thousand, or 0.2% from $581.1 million at December 31, 2003. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. All categories of deposits experienced growth during the past year with noninterest-bearing demand deposits up 53.3% and interest-bearing deposits up 19.4%. The quarter reflected a small increase in both interest-bearing and noninterest-bearing deposit accounts as the Company managed total deposit growth to $872 thousand at a time when net loans were increasing only $1.0 million. $28 million of the loan growth and $66 million of the deposit increase during the past year were a direct result of the three branches purchased from BB&T/First Virginia Bank-Hampton Roads in September 2003.

Financial Accounting Standards Board Pronouncement #115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income” in the Shareholders’ Equity section of the Balance Sheet and was $2.7 million at March 31, 2004, an increase of $223 thousand from March 31, 2003 and $536 thousand from December 31, 2003. This increase in the equity effect of the change in the value of securities results primarily from appreciation caused by a decrease in market interest rates compared to one year ago.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Interest rate fluctuations and our ability to successfully manage that risk

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future

•	Maintaining capital levels adequate to support our growth

•	Reliance on our management team, including our ability to attract and retain key personnel

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality

•	Changes in laws and regulations applicable to the Company

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

RESULTS OF OPERATIONS

Eastern Virginia Bankshares, Inc. reported increased earnings for the first quarter of 2004. Net income for the quarter was $1.9 million, an increase of $202 thousand from first quarter 2003 earnings of $1.7 million. Net income for the first quarter was impacted by increased net interest income of $1.2 million, increased noninterest income of $218 thousand and increased realized gain on securities sales of $7 thousand. Noninterest expense increased $1.3 million compared to the first quarter of 2003, including $589 thousand related to new branches opened or acquired in 2003. Yield on earning assets was 6.57% for the quarter, as compared to 7.08% for the same period in 2003. The cost of interest bearing liabilities for the three month period ended March 31, 2004 was 1.97% as compared to 2.53% for the comparable period in 2003. Return on average assets was 1.14% for the quarter, compared with 1.29% for the same period in 2003. EVB’s return on average equity was 13.42% for the quarter, compared to 13.20% for the same period in the prior year.

Net Interest Income

Net interest income totaled $7.3 million for the quarter, a $1.2 million increase over the Company’s performance for the first quarter of 2003. The increase in net interest income results from an increase in average earning assets partially offset by a lower yield based on the asset mix being more heavily weighted toward securities. Average earning assets increased 21.2% to $623.9 million from $514.9 million for the first three months of 2003. Compared to the same period in 2003, average loans increased 20.8%, average securities increased 27.2% and average federal funds sold decreased 51.9%. The net interest margin for the three-month period ended March 31, 2004 was 4.87%, compared to 4.96% for the comparable period in the prior year. The decrease in net interest margin results from a 51 basis point decrease in the yield on average earning assets that was more than offset by a 56 basis point decrease in the cost of interest-bearing funds.

Although the yield and cost of funds moved only slightly different from each other, the net interest margin decreased 13 basis points as average earning assets as a percentage of average total assets decreased from 95.5% in the first quarter of 2003 to 92.1% in the quarter that ended March 31, 2004. The $29.6 million increase in average non-earning assets from $30.4 million in the first quarter of 2003 to $60.0 million in the first quarter of 2004 consists primarily of an $8.2 million increase in bank owned life insurance (which produces noninterest income), a $7.6 million increase in goodwill and intangible assets related to the branch acquisition in September 2003, a $6.1 million increase in property and fixed assets related to the branches acquired and the construction of the new Corporate/Operations Center which opened in July 2003, and a $5.4 million increase in average cash and due from banks’ balances.

Noninterest Income

Noninterest income was $1.1 million for the quarter, a 26.1% increase from the first quarter 2003 noninterest income of $862 thousand. Realized gains on sale of available for sale securities increased $7 thousand to $82 thousand. Service charges on deposit accounts of $681 thousand reflected a 29.5% increase from $526 thousand in the quarter ended March 31, 2003, primarily the result of fees earned from the implementation of a new deposit product. Non-deposit investment service fees decreased $54 thousand while other operating income increased 70.5% to $283 thousand, compared to $166 thousand in the three months ended March 31, 2003. The primary contributor to the $117 thousand increase in other operating income was $84 thousand from bank owned life insurance.

Noninterest Expense

Total noninterest expense increased $1.2 million, or 27.2%, from $4.3 million for the first quarter of 2003 to $5.4 million in 2004. The increase in noninterest expense is the result of overall growth of the Company including $589 thousand of expenses related to new branch offices acquired or opened in 2003. Salary and benefits expense increased $772 thousand or 31.3% to $3.2 million from $2.5 million in the first quarter of 2003. Material factors in this increase include increases of $236 thousand in benefits as both medical insurance and pension costs went up, $197 thousand from the 2003 acquisition or opening of new branch offices and $310 thousand in normal salary increases and salaries for new employees added because of growth.

Net occupancy and equipment expense increased $193 thousand or 36.2% compared to the same quarter in 2003 to $726 thousand. The largest contributors to the occupancy expense increase are increases of $49 thousand in depreciation of building, furniture and equipment for the new Corporate/Operations Center opened in July 2003 and $100 thousand related to the new branches acquired or opened in 2003.

All other noninterest expense increased $197 thousand or 15.5% to $1.5 million for the first quarter of 2004 from $1.3 million for the same period in 2003. The largest contributors to the other noninterest expense increase were core deposit amortization of $70 thousand related to the branch purchases, postage expense increase of $69 thousand over and short with an increase of $59 thousand, $56 thousand of which is related to a charge off of a difference in an unreconciled account that was discussed in Item 9.A of the Form 10K, at which time no material adjustment was anticipated. These expense increases were partially offset by decreases of $56 thousand in consultant fees and $55 thousand in legal fees.

Income Taxes

Income tax expense for the first quarter of 2004 was $733 thousand, compared to $664 thousand for the same period in 2003. Income taxes reflect an effective tax rate of 27.7% in the first quarter of 2003 as compared to 28.0% for the first three months of 2003 and 26.5% for the full year 2003.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. (See “Critical Accounting Policies – Allowance for Loan Losses” above). Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $3.7 million at March 31, 2004, compared to $3.9 million at March 31, 2003. Nonperforming assets are down $389 thousand from $4.1 million at 2003 year end. EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. Nonperforming assets are composed largely (69.9%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $188 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.16%. This compares to first quarter 2003 net charge-offs of $75 thousand or an annualized ratio of net charge-offs of 0.08% and 2003 full year charge-offs of $890 thousand or 0.21% of average loans. The 0.76% ratio of nonperforming loans to total loans at March 31, 2004 was the best for any quarter end in the Company’s history.

The allowance for loan losses increased to $6.6 million at March 31, 2004, as compared to $6.5 million at December 31, 2003. The allowance increased $153 thousand in the first three months of 2004 as compared to $222 thousand for the first three months of 2003. The increase in the allowance for loan losses during both periods was the result of lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.36% at March 31, 2004, compared to 1.33% at 2003 year end and 1.47% at March 31, 2003.

Also included in nonperforming loans are loans considered impaired on which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At March 31, 2004, the Company reported $762 thousand of impaired loans. The average balance of impaired loans for the first three months of 2004 was $792 thousand.

The following table summarizes the Company’s nonperforming assets at the periods indicated.

Nonperforming Assets

(Dollars in thousands)	March 31 2004	December 31 2003	March 31 2003
Nonaccrual loans	$3,711	$4,093	$3,886
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	12	19	10

Total nonperforming loans	$3,723	$4,112	$3,896
Other real estate owned	—	—	25

Total nonperforming assets	$3,723	$4,112	$3,921
Nonperforming assets to total loans and other real estate	0.76%	0.84%	0.96%
Allowance for loan losses to nonaccrual loans	179.14%	158.69%	152.26%
Net charge-offs to average loans for the year	0.16%	0.21%	0.08%
Allowance for loan losses to period end loans	1.36%	1.33%	1.47%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 2004 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At March 31, 2004, potential problem loans, most of which are included in the nonperforming asset figures above, were approximately $716 thousand with no lending relationships with principal balances in excess of $100 thousand.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs. There have been no significant changes in off-balance sheet arrangements since the Form 10-K disclosure.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at March 31, 2004 was $58.2 million, or 12.5% of risk-weighted assets, for Tier 1 capital and $64.0 million, or 13.75%, for total risk based capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2003 year end.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In the Form 10-K, the Company disclosed that in November, 2003, the Company’s internal auditor advised the Company’s management and the Audit Committee of the Company’s Board of Directors of a material weakness noted in connection with audits in two of the Company’s subsidiary banks. The Form 10-K disclosed that the noted reconcilement process had been completed with no material adjustments in one of the subsidiary banks and that one unreconciled account in a second subsidiary bank was in the process of reconcilement at the time of filing with no material adjustments anticipated. Subsequent to filing of the Form 10-K, the remaining unreconciled account has been reconciled with a $56 thousand charge to over and short expense. Reconcilement responsibilities for that account and others questioned by the internal auditor have been transferred from the subsidiary banks to the office of the Company’s Chief Financial Officer, and the Chief Financial Officer was designated as the individual responsible for ensuring that reconcilement of all balance sheet accounts for the Company and all subsidiaries is properly completed, approved and documented. The Company has in progress a significant project to ensure compliance with internal controls mandated by the Sarbanes-Oxley Act, Section 404, and anticipates full implementation of that enhanced internal control structure prior to the end of the third quarter of 2004.

The Company continues to evaluate the effectiveness of these actions as well as the Company’s overall disclosure controls and procedures and internal controls and will take such further actions as dictated by such continuing reviews. No evidence has been found of any fraud or material loss exposure to the Company related to this control weakness.

PART II

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

Item 2. Changes in Securities and Use of Proceeds

The Company has a stock repurchase plan in effect, but did not repurchase any shares during the first quarter of 2004.

The repurchase and retirement of shares is part of the Board’s authorization in January 2001, to repurchase up to 60,000 shares per calendar quarter from the 4.9 million shares then outstanding. A total of 124,038 shares has been repurchased under this authorization.

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

On January 20, 2004 the Company filed a Current Report on Form 8-K dated January 16, 2004 disclosing the issuance of a press release announcing financial results for the quarter and year ended December 31, 2003. The press release and summary financial information were furnished pursuant to Item 12.

On February 5, 2004 the Company filed a Current Report on Form 8-K dated February 3, 2004 disclosing that a presentation at the Super Community Bank Conference in Atlanta, Georgia by Joe A. Shearin, President & CEO of Eastern Virginia Bankshares was available through a link on the Company’s website until 90 days following the February 3 presentation. The disclosure was filed pursuant to Item 9.

On March 3, 2004 the Company filed a Current Report on Form 8-K dated March 1, 2004 disclosing the issuance of a press release announcing that it had entered into a joint venture with Southern Trust Mortgage Company to establish a mortgage company that will be named EVB Mortgage. The press release was filed pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Date: April 30, 2004