Form 10-Q
period 2004-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2004-08-06
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Hospital Road, Tappahannock, Virginia 22560

(Address of principal executive offices)

Registrant’s telephone number, including area code (804) 443-8423

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2004 was 4,872,630.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

        (Dollars in thousands)

	June 30 2004 (unaudited)	December 31 2003 (audited)
Assets:
Cash and due from banks	$21,663	$19,640
Federal funds sold	—	23
Securities available for sale, at fair value	135,124	141,427
Loans, net of unearned income	499,454	486,750
Allowance for credit losses	(6,735)	(6,495)

Total loans, net	492,719	480,255
Deferred income taxes	2,152	703
Bank premises and equipment, net	14,737	14,456
Accrued interest receivable	3,179	3,317
Goodwill	5,725	5,725
Other assets	12,248	11,626

Total assets	$687,547	$677,172

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$82,837	$80,046
Interest-bearing deposits	508,486	501,103

Total deposits	591,323	581,149
Federal funds purchased	623	—
Federal Home Loan Bank advances	23,571	24,286
Trust preferred capital notes	10,000	10,000
Accrued interest payable	930	864
Other liabilities	4,838	4,317
Commitments and contingent liabilities	—	—

Total liabilities	631,285	620,616

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,873,676 and 4,866,801 respectively	9,747	9,734
Retained earnings	47,188	44,682
Accumulated other comprehensive income/(loss), net	(673)	2,140

Total shareholders’ equity	56,262	56,556

Total liabilities and shareholders’ equity	$687,547	$677,172

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest Income
Loans	$8,232	$7,616	$16,547	$15,100
Interest on investments
Taxable interest income	1,083	680	2,161	1,412
Tax exempt interest income	497	505	1,026	1,010
Dividends	60	26	90	57
Interest on federal funds sold	9	37	16	58

Total interest and dividend income	9,881	8,864	19,840	17,637

Interest Expense
Deposits	2,307	2,298	4,569	4,804
Federal funds purchased	3	—	7	1
Interest on FHLB advances	258	241	519	429
Interest on trust preferred debt	101	—	204	—

Total interest expense	2,669	2,539	5,299	5,234

Net interest income	7,212	6,325	14,541	12,403
Provision for Loan Losses	277	210	617	507

Net interest income after provision for loan losses	$6,935	$6,115	$13,924	$11,896
Other Income
Service charges on deposit accounts	725	580	1,406	1,106
Gain on sale of available for sale securities	164	14	246	90
Investment services income	26	104	67	200
Other operating income	308	198	591	362

Total other income	1,223	896	2,310	1,758

Other Expenses
Salaries and benefits	3,219	2,468	6,455	4,932
Net occupancy expense of premises	784	564	1,510	1,098
Printing and supplies	192	166	337	305
Data processing	168	119	275	231
Directors’ fees	124	227	190	303
Consultant fees	180	260	360	495
Telephone	116	87	227	177
Other operating expenses	946	703	1,806	1,322

Total other expenses	5,729	4,594	11,160	8,863

Income before income taxes	2,429	2,417	5,074	4,791
Income Tax Expense	610	678	1,343	1,342

Net income	$1,819	$1,739	$3,731	$3,449

Earnings Per Share, basic and assuming dilution	$0.37	$0.36	$0.77	$0.71
Dividends per share	$0.15	$0.14	$0.30	$0.28

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30
	2004	2003
Cash Flows from Operating Activities
Net income	$3,731	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	1,452	750
Provision for loan losses	617	507
Gain on sale of available for sale securities	(246)	(90)
Gain on sale of fixed assets	—	(13)
(Increase)/decrease in other assets	(82)	301
Increase in other liabilities	587	338

Net cash provided by operating activities	6,059	5,242
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	20,054	3,447
Proceeds from maturities, calls, and paydowns of securities	21,792	15,268
Purchase of debt securities	(40,274)	(21,640)
Purchase of restriced stock	(183)	(346)
Net increase in loans	(13,082)	(24,565)
Purchases of bank premises and equipment	(1,233)	(3,040)
Proceeds from sale of premises and equipment	—	209
Proceeds from sale of OREO	—	130

Net cash (used in) investing activities	(12,926)	(30,537)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	1,462	708
Net increase in certificates of deposit	8,712	3,486
Acquisition of common stock	(146)	(239)
Issuance of common stock under dividend reinvestment plan	200	176
Stock based compensation	71	24
Director stock grant	121	152
Dividends declared	(1,461)	(1,358)
Increase/(decrease) in borrowings	(92)	10,000

Net cash provided by financing activities	8,867	12,949

Increase (decrease) in cash and cash equivalents	2,000	(12,346)
Cash and cash equivalents
Beginning of period	19,663	31,754

End of period	$21,663	$19,408

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$5,385	$5,295
Income taxes	$1,032	$1,211

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2004. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Eastern Virginia Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	EVB granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of 2002 adopted a policy to expense stock options. Stock options expense before income tax for the three and six month periods ended June 30, 2004 was $36 thousand and $71 thousand, respectively, compared to $10 thousand and $24 thousand, respectively, for the three and six month periods ended June 30, 2003.

4.	The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$59,352	$152	$1,298	$58,206
Obligations of states and political subdivisions	46,174	1,107	433	46,848
Corporate and other securities	27,703	372	919	27,156
Restricted securities	2,914	—	—	2,914

Total	$136,143	$1,631	$2,650	$135,124

	December 31, 2003 (audited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$54,551	$399	$137	$54,813
Obligations of states and political subdivisions	51,567	2,350	101	53,816
Corporate and other securities	28,938	1,019	287	29,670
Restricted securities	3,128	—	—	3,128

Total	$138,184	$3,768	$525	$141,427

At June 30, 2004, investments in an unrealized loss position that are temporarily impaired are:

	Less than 12 months		12 months or more		Total
(Dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury and federal agencies	$38,422	$1,124	$—	$—	$38,422	$1,124
Mortgage-backed securities	15,068	265	645	18	15,713	283
States and political subdivisions	12,373	369	856	64	13,229	433
All other securities	13,389	810	—	—	13,389	810

	$79,252	$2,568	$1,501	$82	$80,753	$2,650

The unrealized loss positions at June 30, 2004 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at June 30, 2004 included 44 U. S. Treasury and federal agencies, 26 mortgage-backed securities, five federal agency preferred stocks, 15 corporate bonds and 44 municipal bonds. Two mortgage- backed securities and three municipal bonds have been in an unrealized loss position for 12 months or more.

6. EVB’s loan portfolio was composed of the following at the dates indicated:

	June 30	December 31	June 30
(Dollars in thousands)	2004	2003	2003
Commercial, industrial and agricultural loans	$53,268	$55,547	$51,341
Residential real estate mortgage	242,351	236,199	209,907
Real estate construction	24,203	20,199	19,167
Commercial real estate	120,559	114,426	81,924
Consumer loans	60,366	62,166	63,302
All other loans	73	86	188

Total loans	500,820	488,623	425,829
Less unearned income	(1,366)	(1,873)	(2,428)

Total loans net of unearned discount	499,454	486,750	423,401
Less allowance for loan losses	(6,735)	(6,495)	(5,957)

Net loans	$492,719	$480,255	$417,444

EVB had $4.8 million in non-performing loans at June 30, 2004.

7.	EVB’s Allowance for Loan Losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) June 30 2004	(audited) December 31 2003	(unaudited) June 30 2003
Balance January 1	$6,495	$5,748	$5,748
Provision charged against income	617	1,637	507
Recoveries of loans charged off	220	440	263
Loans charged off	(597)	(1,330)	(561)

Balance at end of period	$6,735	$6,495	$5,957

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders.

	Three Months Ended
	June 30, 2004		June 30, 2003
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,869,108	$0.37	4,853,365	$0.36
Effect of dilutive securities, stock options	6,146	—	9,815	—

Diluted earnings per share	4,875,254	$0.37	4,863,180	$0.36

	Six Months Ended
	June 30, 2004		June 30, 2004
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,868,972	$0.77	4,853,599	$0.71
Effect of dilutive securities, stock options	8,109	—	7,949	—

Diluted earnings per share	4,877,081	$0.77	4,861,548	$0.71

As of June 30, 2004, options on 30,900 shares were not included in computing earnings per common share assuming dilution, because their effects are anti-dilutive.

9.	Components of Net Periodic Benefit Cost were as follows for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$198	$107	$396	$214
Interest cost	132	108	264	216
Expected return on plan assets	(120)	(93)	(240)	(186)
Amortization of prior service cost	6	4	12	8
Amortization of net obligation at transition	1	1	2	2
Recognized net actuarial (gain) loss	16	15	32	30

Net periodic benefit cost	$233	$142	$466	$284

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

10	There were no new Financial Accounting Standards Board promulgations in the second quarter of 2004 that will impact the Company. See the discussion of Accounting Rule Changes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003(“the “Form 10-K”) for more information.

11	The following table displays detail of comprehensive income for the three month and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$1,819	$1,739	$3,731	$3,449
Unrealized gains (losses) on securities available for sale, net of tax expense	(3,241)	1,125	(2,651)	1,006
Less: reclassification adjustment, net of tax	(108)	(10)	(162)	(59)

Total comprehensive income	$(1,530)	$2,854	$918	$4,396

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS Number 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

OVERVIEW AND FINANCIAL CONDITION

Net income increased 4.6% to $1.8 million for the second quarter of 2004, compared to $1.7 million for the same period in 2003. Earnings per share increased 2.8% to $0.37 for the second quarter of 2004, compared to $0.36 for the second quarter of 2003. Year-to-date earnings per share of $0.77 represent an increase of 8.5%, compared to $0.71 for the first six months of 2003. Earnings for both periods in 2004 benefited from long-term strategic initiatives, including three new branch offices opened in 2001, a new branch office opened in the first quarter of 2003 and three new branch offices purchased from BB&T/First Virginia Bank-Hampton Roads in September 2003. Net interest income increased $887 thousand for the quarter ended June 30, 2004 and $2.1 million for the year-to-date period when compared to the same periods in 2003. Noninterest income was up $327 thousand, or 36.5%, for the quarter, and up $552 thousand, or 31.4%, for the six months ended June 30, 2004 when compared to the same periods in 2003. Income increases were partially offset by an increase in the loan loss provision of $67 thousand for the quarter and $110 thousand for the year-to-date period and noninterest expense increases of $1.1 million for the quarter and $2.3 million year-to-date.

Total assets on June 30, 2004 were $687.5 million, up $129.6 million, or 23.2%, from $558.0 million at June 30, 2003 and up $10.4 million, or 1.5%, from $677.2 million at December 31, 2003. For the quarter, total assets averaged $689.6 million, 24.3% above the second quarter 2003 average of $554.5 million. Total loans, net of unearned income, amounted to $499.5 million at June 30, 2004, an increase of $76.1 million, or 18.0%, from $423.4 million at June 30, 2003, and up $12.7 million, or 2.6%, from $486.8 million at December 31, 2003. Net loans as a percent of total assets were 71.7% at June 30, 2004, as compared to 74.8% at June 30, 2003. Net loan volume for the first six months of 2004 was $12.7 million, compared to $24.1 million for the first six months of 2003. Decreased loan growth in 2004 versus 2003 is related primarily to a slow economy that continues in our market place despite improvements in the national economy.

On June 30, 2004, the securities portfolio totaled $135.1 million, up $28.2 million, or 26.4%, compared to June 30, 2003 and down $6.3 million, or 4.5%, from $141.4 million at December 31, 2003. Most of the funds that are invested in the securities portfolio are part of the effort to balance the interest rate risk and to provide liquidity. Currently the Company has a greater portion of its assets in securities than its target, a result of the branch offices purchased in September 2003 bringing in $38 million more in deposits than they did loans. Federal funds purchased on June 30, 2004 were $623 thousand, compared to $209 thousand in federal funds sold one year ago and $23 thousand in federal funds sold at December 31, 2003.

Total deposits of $591.3 million at June 30, 2004 represented an increase of $118.0 million, or 24.9%, from $473.3 million one year ago and up $10.2 million, or 1.8%, from $581.1 million at December 31, 2003. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. All categories of deposits experienced growth during the past year with noninterest-bearing demand deposits up 48.2% and interest-bearing deposits up 21.8%. Both the second quarter and the first six months of 2004 reflected an increase in both interest-bearing and noninterest-bearing deposit accounts. $9.3 million of the year-to-date deposit growth occurred in the second quarter. $28 million of the loan growth and $66 million of the deposit increase during the past year were a direct result of the three branches purchased from BB&T/First Virginia Bank-Hampton Roads in September 2003.

Financial Accounting Standards Board Pronouncement Number 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income/(loss), net” in the Shareholders’ Equity section of the Balance Sheet and was ($673) thousand at June 30, 2004, a decrease of $4.2 million from June 30, 2003 and $2.8 million from December 31, 2003. This decrease in the equity effect of the change in the value of securities results primarily from depreciation caused by increases in market interest rates compared to one year ago.

RESULTS OF OPERATIONS

Eastern Virginia Bankshares, Inc. reported record earnings for the six months ended June 30, 2004 and an increase in quarterly earnings compared to the second quarter of 2003. Net income for the quarter was $1.8 million, an increase of $80 thousand from second quarter 2003 earnings of $1.7 million. Net income for the six months ended June 30, 2004 increased 8.2% to $3.7 million compared to $3.4 million for the first half of 2003.

Net interest income increased $887 thousand for the quarter ended June 30, 2004 and $2.1 million for the year-to-date period. Noninterest income, net of gains of securities sales, was up $177 thousand, or 20.1%, for the quarter and up $396 thousand, or 23.7%, for the six months ended June 30, 2004. Gain on sale of securities was up $150 thousand for the quarter and $156 thousand year-to-date. Loan loss provision increased $67 thousand for the quarter and $110 thousand year-to-date. Noninterest expense increased $1.1 million for the quarter and $2.3 million year-to-date compared to the comparable periods in 2003, including $578 thousand for the quarter and $1.2 million year-to-date related to new branches opened or acquired in 2003.

Yield on earning assets was 6.37% for the quarter and 6.47% year-to-date, as compared to 6.89% and 6.99%, respectively, for the same periods in 2003. The cost of interest bearing liabilities was 1.98% for both the quarter and the year ended June 30, 2004, as compared to 2.31% and 2.42%, respectively, for the comparable periods in 2003.

Return on average assets was 1.06% for the quarter and 1.10% year-to-date, compared to 1.26% and 1.27%, respectively, for the same periods in 2003. EVB’s return on average equity was 12.39% for the quarter and 12.90% year-to-date, compared to 12.95% and 13.08%, respectively, for the same periods in the prior year.

Net Interest Income

Net interest income totaled $7.2 million for the quarter, an $887 thousand increase over the Company’s performance for the second quarter of 2003. The increase in net interest income resulted from an increase in average earning assets partially offset by a lower yield based on the asset mix being more heavily weighted toward securities. Average earning assets increased 20.6% to $637.7 million from $528.9 million for the second quarter of 2003. Compared to the same period in 2003, average loans increased 18.9%, average securities increased 36.5% and average federal funds sold decreased 64.8%. The net interest margin for the three-month period ended June 30, 2004 was 4.69%, compared to 4.96% for the comparable period in the prior year. The decrease in net interest margin resulted from a 52 basis point decrease in the yield on average earning assets that exceeded the 33 basis point decrease in the cost of interest-bearing funds. The net interest margin decreased 27 basis points as average earning assets as a percentage of average total assets decreased from 95.4% in the second quarter of 2003 to 92.5% in the quarter that ended June 30, 2004. The $26.9 million increase in average non-earning assets from $31.7 million in the second quarter of 2003 to $58.6 million in the second quarter of 2004 consisted primarily of an $8.2 million increase in bank owned life insurance (which produces noninterest income), a $7.6 million increase in goodwill and intangible assets related to the branch acquisition in September 2003, a $4.9 million increase in property and fixed assets related to the branches acquired and the construction of the new Corporate/Operations Center which opened in July 2003, and a $4.8 million increase in average cash and due from banks’ balances.

Net interest income for the six months ended June 30, 2004 was $14.5 million, an increase of $2.1 million, or 17.2%, from $12.4 million for the same period in 2003. For the six months ended June 30, 2004, average loans net of unearned interest, increased $81.1 million to $489.8 million compared to $408.7 million for the same period in 2003. Year-to-date yield on earning assets decreased to 6.47% from 6.99% for the same period in 2003 while cost of average interest bearing funds decreased to 1.98% from 2.42% for the same period in 2003. Net interest margin for the year-to-date period decreased 18 basis points from 4.96% in 2003 to 4.78% in 2004. The net interest margin decrease is primarily the result of the increase in non-earning assets discussed in the paragraph immediately above. For both the quarter and the six months ended June 30, 2004, $28 million of the average loan growth and $66 million of the average deposit growth were directly related to the three branches acquired from BB&T/First Virginia Bank-Hampton Roads in September 2003.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30
(Dollars in thousands)	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$92,403	$1,143	4.98%	$55,972	$706	5.06%
Tax exempt (1)	48,742	714	5.89%	47,428	726	6.14%

Total securities	141,145	1,857	5.29%	103,400	1,432	5.55%
Federal funds sold	4,017	9	0.90%	11,415	37	1.30%
Loans, net of unearned income (2)	492,530	8,233	6.72%	414,065	7,616	7.38%

Total earning assets	637,692	10,099	6.37%	528,880	9,085	6.89%
Less allowance for loan losses	(6,736)			(6,040)
Total non-earning assets	58,606			31,685

Total assets	$689,562			$554,525

Liabilities & Shareholders’ Equity
Interest bearing deposits
Checking	$78,084	$108	0.56%	$54,265	$69	0.51%
Savings	125,881	317	1.01%	114,638	359	1.26%
Money market savings	56,212	127	0.91%	42,439	118	1.12%
C/D discount	—	(76)		—	—
Large dollars certificates of deposit	64,694	532	3.31%	51,007	466	3.66%

Consumer certificates of deposit	181,801	1,299	2.87%	156,547	1,286	3.29%

Total interest-bearing deposits	506,672	2,307	1.83%	418,896	2,298	2.20%
Other borrowings	35,236	362	4.13%	21,765	241	4.44%

Total interest-bearing liabilities	541,908	2,669	1.98%	440,661	2,539	2.31%
Noninterest-bearing liabilities
Demand deposits	82,174			54,596
Other liabilities	6,436			5,416

Total liabilites	630,518			500,673
Shareholders’ equity	59,044			53,852

Total liabilities and shareholders’ equity	$689,562			$554,525

Net interest income		$7,430			$6,546

Interest rate spread (3)			4.39%			4.58%
Interest expense as a percent of average earning assets			1.68%			1.93%
Net interest margin (4)			4.69%			4.96%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months Ended June 30
(Dollars in thousands)	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$87,605	$2,251	5.17%	$57,233	$1,470	5.18%
Tax exempt (1)	49,848	1,476	5.95%	47,041	1,453	6.23%

Total securities	137,453	3,727	5.45%	104,274	2,923	5.65%
Federal funds sold	3,569	16	0.90%	8,966	58	1.30%
Loans, net of unearned income (2)	489,797	16,548	6.79%	408,710	15,100	7.45%

Total earning assets	630,819	20,291	6.47%	521,950	18,081	6.99%
Less allowance for loan losses	(6,681)			(5,970)
Total non-earning assets	59,317			31,057

Total assets	$683,455			$547,037

Liabilities & Shareholders’ Equity
Interest bearing deposits
Checking	$78,750	$211	0.54%	$53,585	$160	0.60%
Savings	126,161	637	1.02%	115,471	816	1.43%
Money market savings	55,126	251	0.92%	42,376	258	1.23%
C/D discount	—	(153)		—	—
Large dollar certificates of deposit (5)	63,151	1,037	3.30%	50,337	937	3.75%
Consumer certificates of deposit	180,530	2,586	2.88%	156,524	2,633	3.39%

Total interest-bearing deposits	503,718	4,569	1.82%	418,293	4,804	2.32%
Other borrowings	35,410	730	4.15%	18,358	430	4.72%

Total interest-bearing liabilities	539,128	5,299	1.98%	436,651	5,234	2.42%
Noninterest-bearing liabilities
Demand deposits	80,147			52,126
Other liabilities	6,019			5,066

Total liabilites	625,294			493,843
Shareholders’ equity	58,161			53,194

Total liabilities and shareholders’ equity	$683,455			$547,037

Net interest income		$14,992			$12,847

Interest rate spread (3)			4.49%			4.57%
Interest expense as a percent of average earning assets			1.69%			2.02%
Net interest margin (4)			4.78%			4.96%

Notes:
(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

Noninterest income excluding realized gain on securities sales was $1.1 million for the quarter and $2.1 million year-to-date, compared to $882 thousand and $1.7 million, respectively, for the comparable periods of 2003. Net realized gain on securities sales was $164 thousand for the quarter and $246 thousand year-to-date, compared to $14 thousand and $90 thousand, respectively, for the comparable periods in 2003. The Company realized net gains on securities sales through the sale and replacement of $10 million of securities in the quarter and $20 million year-to-date, as it re-positioned its securities portfolio in anticipation of rising interest rates. This repositioning of approximately 15% of the portfolio has a dual impact as it decreases interest rate risk in a rising interest rate environment, but negatively impacts current net income and interest margin.

Service charges on deposit accounts were $725 thousand for the quarter and $1.4 million year-to-date, compared to $580 thousand and $1.1 million, respectively, for the comparable periods in 2003, primarily the result of fees earned from the implementation of a new deposit product. Non-deposit investment service fees decreased $78 thousand for the quarter and $133 thousand year-to-date during a period in which the Company was restructuring its EVB Investments, Inc. subsidiary. Other operating income increased to $308 thousand for the quarter and $591 thousand year-to-date, compared to $198 thousand and $362 thousand for the three and six-month periods ended June 30, 2003. The primary contributor to the increase in other operating income in both periods was income earned on bank owned life insurance, a product that was not implemented until late in the third quarter of 2003.

Noninterest Expense

Quarter: Total noninterest expense increased $1.1 million, or 24.7%, from $4.6 million for the second quarter of 2003 to $5.7 million in 2004. The increase in noninterest expense is the result of overall growth of the Company including $578 thousand of expenses related to new branch offices acquired or opened in 2003. Salary and benefits expense increased $751 thousand or 30.4% to $3.2 million from $2.5 million in the second quarter of 2003. Material factors in this increase include increases of $239 thousand in benefits as both medical insurance and pension costs went up, $298 thousand from the 2003 acquisition or opening of new branch offices and $214 thousand in normal salary increases and salaries for new employees added because of growth.

Net occupancy and equipment expense increased $220 thousand or 39.0% compared to the same quarter in 2003 to $784 thousand. The largest contributors to the occupancy expense increase are increases of $60 thousand in depreciation of building, furniture and equipment for the new Corporate/Operations Center opened in July 2003 and $84 thousand for the new branches acquired in 2003 from BB&T/First Virginia Bank - Hampton Roads.

All other noninterest expense increased $164 thousand or 10.5% to $1.7 million for the second quarter of 2004 from $1.6 million for the same period in 2003. The largest contributors to the other noninterest expense increase were core deposit amortization of $70 thousand related to the branch purchases; data processing expense up $49 thousand to $168 thousand, primarily related to growth; donations and public relations up $42 thousand; and miscellaneous expense up $43 thousand, $10 thousand of which is the amortization of investment banker fees related to the issuance of trust preferred debt in September 2003. These expense increases were partially offset by decreases of $103 thousand in director fees as the annual director stock grant was accrued in 2004 compared to a one-time expenditure in 2003, and an $80 thousand decrease in consultant fees. See further discussion of consultant fees in the report on six-month year-to-date performance two paragraphs below.

Six months year-to-date: For the six months ended June 30, 2004, noninterest expense increased $2.3 million, or 25.9%, to $11.1 million from $8.9 million in the first half of 2003. The six-month year-to-date increase in noninterest expense is the result of overall growth of the Company including $1.2 million of expenses related to new branch offices acquired or opened in 2003. Salary and benefits expense increased $1.5 million or 30.9% to $6.5 million from $4.9 million in the first six months of 2003. Material factors in this increase include increases of $450 thousand in benefits as both medical insurance and pension costs went up, $456 thousand salary expense from the 2003 acquisition or opening of new branch offices and $617 thousand in normal salary increases and salaries for new employees added because of growth.

Net occupancy and equipment expense increased $412 thousand, or 37.5%, compared to the first six months of 2003 to $1.5 million. All of the increase in occupancy expense is related to depreciation of building, furniture and equipment for the new Corporate/Operations Center opened in July 2003 and to the new branches acquired or opened in 2003. All other noninterest expense increased $362 thousand or 12.8% to $3.2 million for the first six months of 2004 from $2.8 million for the same period in 2003. The largest contributors to the other noninterest expense increase were core deposit amortization of $140 thousand related to the branch purchases; data processing expense up $44 thousand to $275 thousand, primarily related to growth; postage up $54 thousand to $191 thousand, primarily related to growth; telephone expense up $50 thousand to $227 thousand, again primarily related to growth; and miscellaneous expense up $75 thousand, $20 thousand of which is amortization of investment banker fees related to the issuance of trust preferred debt in September 2003. These expense increases were partially offset by decreases of $113 thousand in director fees as the annual director stock grant was accrued in 2004 compared to a one-time expenditure in 2003, and a $136 thousand decrease in consultant fees. The decrease in consultant fees for both the quarter and six month year-to-date performance is the result of the 2003 completion of a re-engineering project, partially offset by fees related to implementation of the SEC mandated Section 404 internal control procedures structure in 2004. Continuing fees for the internal control implementation are projected to increase consultant fees during the second half of 2004.

Income Taxes

Income tax expense for the quarter and six months ended June 30, 2004 was $610 thousand and $1.3 million, respectively, compared to $678 thousand and $1.3 million, respectively, for the same periods in 2003. Income taxes reflect an effective tax rate of 25.1% and 26.5%, respectively, for the three and six month periods ended June 30, 2004 as compared to 28.1% for the three months and 28.0% for the six months ended June 30, 2003 and 26.5% for the full year 2003. The tax accrual was adjusted in the second quarter to the 2003 effective rate after tax estimate calculations confirmed 26.5% to be the appropriate rate.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. (See “Critical Accounting Policies – Allowance for Loan Losses” above). Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $4.8 million at June 30, 2004, compared to $4.5 million at June 30, 2003 and $4.1 million at December 31, 2003. EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. Nonperforming assets are composed largely (73.5%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $190 thousand for the quarter and $378 thousand year-to-date, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.16% for both periods. This compares to second quarter and six-month year-to-date 2003 net charge-offs of $223 thousand and $298 thousand, respectively, or an annualized ratio of net charge-offs of 0.22% and 0.15%, respectively, and 2003 full year charge-offs of $890 thousand or 0.21% of average loans. The 0.96% ratio of nonperforming loans to total loans at June 30, 2004 was up from 0.84% at December 31, 2003, but was down from 1.07% at June 30, 2003.

The allowance for loan losses increased to $6.7 million at June 30, 2004, as compared to $6.5 million at December 31, 2003. The allowance increased $240 thousand in the first six months of 2004 as compared to $209 thousand for the first six months of 2003. The increase in the allowance for loan losses during both periods was the result of lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.35% at June 30, 2004, compared to 1.33% at 2003 year end and 1.41% at June 30, 2003.

Also included in nonperforming loans are loans considered impaired about which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At June 30, 2004, the Company reported $2.8 million of impaired loans. The average balance of impaired loans for the first six months of 2004 was $925 thousand.

The following table summarizes the Company’s nonperforming assets at the periods indicated.

Nonperforming Assets (Dollars in thousands)	June 30 2004	December 31 2003	June 30 2003
Nonaccrual loans	$4,778	$4,093	$4,498
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	18	19	10

Total nonperforming loans	$4,796	$4,112	$4,508
Other real estate owned	—	—	25

Total nonperforming assets	$4,796	$4,112	$4,533
Nonperforming assets to total loans and other real estate	0.96%	0.84%	1.07%
Allowance for loan losses to nonaccrual loans	140.96%	158.69%	132.41%
Net charge-offs to average loans for the year	0.16%	0.21%	0.15%
Allowance for loan losses to period end loans	1.35%	1.33%	1.41%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 2004 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At June 30, 2004, potential problem loans, most of which are included in the nonperforming asset figures above, were approximately $695 thousand with no lending relationships with principal balances in excess of $100 thousand.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves, primarily as federal funds sold and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs. There have been no material changes in off-balance sheet arrangements or contractual obligations since the Form 10-K disclosure.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at June 30, 2004 was $59.5 million, or 12.5% of risk-weighted assets, for Tier 1 capital and $65.4 million, or 13.8%, for total risk based capital. The risk-based capital position is up marginally from year end 2003 when the Company reported $56.8 million, or 12.4%, Tier 1 risk based capital and $62.5 million, or 13.7%, total risk based capital.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values
•	Interest rate fluctuations and our ability to successfully manage that risk
•	Changes in general economic and business conditions
•	Competition within and from outside the banking industry
•	Maintaining capital levels adequate to support our growth
•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future
•	Reliance on our management team, including our ability to attract and retain key personnel
•	New products and services in the banking industry
•	Problems with technology utilized by the Company
•	Changing trends in customer profiles
•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality
•	Changes in laws and regulations applicable to the Company

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which EVB and its subsidiaries are involved is collection suits involving delinquent loan accounts in the normal course of business.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2004 - April 30, 2004	750	$22.55	750	242,590
May 1, 2004 - May 31, 2004	6,350	20.35	6,350	236,240
June 1, 2004 - June 30, 2004	—	—	—	236,240

Totals year to date June 30, 2004	7,100	$42.90	7,100	236,240

Note:	The repurchase and retirement of shares is part of a Board authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of not more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 131,138 shares has been repurchased under this Board authorized Plan that was publicly announced on January 31, 2001. The maximum number of shares that was available for purchase in 2004 was 243,340.

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 15, 2004, the following proposal was adopted by the margins indicated:

To elect nine (9) directors to serve for terms of one year each expiring at the 2005 annual meeting of shareholders

	Number of Shares
	For	Withhold Authority	Abstain
W. Rand Cook	3,577,514	2,894	15,632
F. L. Garrett, III	3,575,680	4,728	15,632
F. Warren Haynie, Jr.	3,567,748	12,660	15,632
William L. Lewis	3,572,611	7,797	15,632
Charles R. Revere	3,577,514	2,894	15,632
Joe A. Shearin	3,575,814	4,594	15,632
Howard R. Straughan, Jr.	3,565,914	14,494	15,632
Leslie E. Taylor	3,566,442	13,966	15,632
J. T. Thompson, III	3,550,897	29,511	15,632

No other proposals were presented to shareholders.

Item 5. Other Information (not applicable)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.2 - Bylaws of Eastern Virginia Bankshares, Inc., as amended June 17, 2004

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On April 13, 2004 the Company furnished a Current Report on Form 8-K dated April 12, 2004 disclosing the issuance of a press release announcing financial results for the quarter ended March 31, 2004. The press release and summary financial information were furnished pursuant to Item 12.

On April 20, 2004 the Company filed a Current Report on Form 8-K dated April 19, 2004 disclosing the issuance of a press release announcing the declaration of a dividend payable May 11, 2004 to shareholders of record on April 30, 2004. The press release was furnished pursuant to Item 5 and Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Date: August 2, 2004

Exhibit Index

Exhibit 3.2 - Bylaws of Eastern Virginia Bankshares, Inc., as amended June 17, 2004	20

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer	26

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer	27

Exhibit 32.1 - Section 906 Certification of Chief Executive Officer	28

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer	28