Form 10-Q
period 2004-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2004-11-02
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Hospital Road, Tappahannock, Virginia	22560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 443-8423

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 1 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2004 was 4,876,935.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30 2004 (unaudited)	December 31 2003 (audited)

Assets:
Cash and due from banks	$25,665	$19,640
Federal funds sold	—	23
Securities available for sale, at fair value	138,859	141,427
Loans, net of unearned income	509,648	486,750
Allowance for credit losses	(6,920)	(6,495)

Total loans, net	502,728	480,255
Deferred income taxes	1,159	703
Bank premises and equipment, net	15,554	14,456
Accrued interest receivable	3,219	3,317
Goodwill	5,725	5,725
Other assets	12,233	11,626

Total assets	$705,142	$677,172

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$86,352	$80,046
Interest-bearing deposits	513,793	501,103

Total deposits	600,145	581,149
Federal funds purchased	5,402	—
Federal Home Loan Bank advances	23,571	24,286
Trust preferred capital notes	10,000	10,000
Accrued interest payable	905	864
Other liabilities	5,765	4,317
Commitments and contingent liabilities	—	—

Total liabilities	645,788	620,616

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,876,935 and 4,866,801, respectively	9,754	9,734
Retained earnings	48,345	44,682
Accumulated other comprehensive income, net	1,255	2,140

Total shareholders’ equity	59,354	56,556
Total liabilities and shareholders’ equity	$705,142	$677,172

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest Income
Loans	$8,432	$7,623	$24,980	$22,723
Interest and dividends on securities:
Taxable interest income	1,106	836	3,267	2,249
Tax exempt interest income	460	530	1,485	1,540
Dividends	24	22	114	79
Interest on federal funds sold	20	10	36	68

Total interest and dividend income	10,042	9,021	29,882	26,659
Interest Expense
Deposits	2,343	2,175	6,912	6,980
Short-term borrowings	1	15	8	16
Interest on FHLB advances	255	267	774	696
Interest on trust preferred debt	113	16	317	16

Total interest expense	2,712	2,473	8,011	7,708

Net interest income	7,330	6,548	21,871	18,951
Provision for Loan Losses	340	465	957	972

Net interest income after provision for loan losses	$6,990	$6,083	$20,914	$17,979
Other Income
Service charges on deposit accounts	734	607	2,140	1,713
Gain/ (loss) on sale of available for sale securities	23	(1)	269	89
Other operating income	361	284	1,019	846

	1,118	890	3,428	2,648

Other Expenses
Salaries and benefits	3,239	2,546	9,694	7,478
Net occupancy expense of premises	837	706	2,347	1,804
Printing and supplies	146	146	483	451
Telephone	112	115	339	292
Directors fees	72	79	262	382
Data processing	164	136	439	367
Consultant fees	144	130	504	625
Other operating expenses	894	640	2,700	1,962

	5,608	4,498	16,768	13,361

Income before income taxes	2,500	2,475	7,574	7,266
Income Tax Expense	648	693	1,991	2,035

Net income	$1,852	$1,782	$5,583	$5,231

Per common share information
Earnings	$0.38	$0.37	$1.15	$1.08
Diluted earnings	$0.38	$0.37	$1.14	$1.08
Dividends	$0.15	$0.14	$0.45	$0.42
Average common shares issued and outstanding	4,876	4,862	4,871	4,857

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30
	2004	2003
Cash Flows from Operating Activities
Net income	$5,583	$5,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/accretion	2,004	1,231
Provision for loan losses	957	972
Gain on sale/call of available for sale securities	(269)	(89)
Gain on sale of fixed assets	—	(13)
(Increase)/decrease in other assets	185	(11,528)
Increase in other liabilities	1,489	419

Net cash provided by (used in) operating activities	9,949	(3,777)
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	23,049	3,447
Proceeds from maturities, calls, and paydowns of securities	32,167	24,711
Purchase of debt securities	(54,108)	(68,149)
Purchase of restricted stock	(717)	(445)
Net increase in loans	(23,430)	(65,864)
Purchases of bank premises and equipment	(2,583)	(7,599)
Proceeds from sale of premises and equipment	—	209
Proceeds from sale of OREO	—	155

Net cash (used in) investing activities	(25,622)	(113,535)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	10,084	58,395
Net increase in certificates of deposit	8,913	28,724
Acquisition of common stock	(191)	(239)
Issuance of common stock under dividend reinvestment plan	196	263
Stock based compensation	47	37
Director stock grant	131	152
Dividends declared	(2,192)	(2,039)
Increase in borrowings	4,687	20,000

Net cash provided by financing activities	21,675	105,293

Increase (decrease) in cash and cash equivalents	6,002	(12,019)
Cash and cash equivalents
Beginning of period	19,663	31,754

End of period	$25,665	$19,735

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$8,199	$9,403
Income taxes	$1,804	$1,913

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of EVB as of September 30, 2004. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

2.	Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	EVB granted stock options for the first time in the second quarter of 2002 and adopted a policy to expense stock options in the fourth quarter of 2002. Stock options expense before income tax for the three and nine month periods ended September 30, 2004 was ($24) thousand and $47 thousand, respectively, compared to $13 thousand and $37 thousand, respectively, for the three and nine month periods ended September 30, 2003. The net recovery of expense accrual for the quarter resulted from recovery of prior expense on forfeited shares by former participants.

4.	The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$39,228	$217	$222	$39,223
Mortgage-backed securities and CMO’s	30,138	247	119	30,266
Obligations of states and political subdivisions	43,679	1,915	77	45,517
Corporate and other securities	20,466	354	413	20,407
Restricted securities	3,446	—	—	3,446

Total	$136,957	$2,733	$831	$138,859

	December 31, 2003 (audited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$40,499	$146	$98	$40,547
Mortgage-backed securities and CMO’s	20,796	485	62	$21,219
Obligations of states and political subdivisions	51,567	2,350	101	53,816
Corporate and other securities	22,194	787	264	22,717
Restricted securities	3,128	—	—	3,128

Total	$138,184	$3,768	$525	$141,427

At September 30, 2004, investments in an unrealized loss position that are temporarily impaired are:

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$6,085	$208	$980	$14	$7,065	$222
Mortgage-backed securities and CMO’s	9,467	102	1,206	17	10,673	119
States and political subdivisions	2,981	28	1,736	49	4,717	77
All other securities	5,166	217	1,275	196	6,441	413

	$23,699	$555	$5,197	$276	$28,896	$831

The unrealized loss positions at September 30, 2004 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at September 30, 2004 included nine U. S. Treasury and federal agencies, 12 mortgage- backed securities, three federal agency preferred stocks, five corporate bonds and 13 municipal bonds. Two federal agencies, three mortgage-backed securities and five municipal bonds have been in an unrealized loss position for 12 months or more.

6.	EVB’s loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	September 30 2004	December 31 2003	September 30 2003
Commercial, industrial and agricultural loans	$50,508	$55,547	$57,044
Residential real estate mortgage	246,301	236,199	229,013
Real estate construction	24,675	20,199	17,928
Commercial real estate	130,027	114,426	95,686
Consumer loans	59,294	62,166	66,763
All other loans	66	86	281

Total loans	510,871	488,623	466,715
Less unearned income	(1,223)	(1,873)	(2,227)

Total loans net of unearned discount	509,648	486,750	464,488
Less allowance for loan losses	(6,920)	(6,495)	(6,210)

Net loans	$502,728	$480,255	$458,278

EVB had $4.8 million in non-performing loans at September 30, 2004.

7.	EVB’s Allowance for Loan Losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) September 30 2004	(audited) December 31 2003	(unaudited) September 30 2003
Balance January 1	$6,495	$5,748	$5,748
Provision charged against income	957	1,637	972
Recoveries of loans charged off	316	440	364
Loans charged off	(848)	(1,330)	(874)

Balance at end of period	$6,920	$6,495	$6,210

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the quarter and a $0.01 impact on 2004 year-to-date earnings per share.

	Three Months Ended
	September 30, 2004		September 30, 2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,875,552	$0.38	4,862,380	$0.37
Effect of dilutive securities, stock options	9,214	—	10,660	—

Diluted earnings per share	4,884,766	$0.38	4,873,040	$0.37

	Nine Months Ended
	September 30, 2004		September 30, 2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,871,165	$1.15	4,856,526	$1.08
Effect of dilutive securities, stock options	8,477	(0.01)	8,853	—

Diluted earnings per share	4,879,642	$1.14	4,865,379	$1.08

As of September 30, 2004, options to acquire 30,050 shares of common stock were not included in computing earnings per common share assuming dilution, because their effects are anti-dilutive.

9.	Components of Net Periodic Benefit Cost were as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$198	$107	$594	$321
Interest cost	132	108	396	324
Expected return on plan assets	(120)	(93)	(360)	(259)
Amortization of prior service cost	6	4	18	12
Amortization of net obligation at transition	1	1	3	3
Recognized net actuarial loss	16	15	48	45

Net periodic benefit cost	$233	$142	$699	$446

The Company made its required 2004 fiscal year contribution to the pension plan in December 2003 in the amount of $623 thousand. The Company anticipates that it will likely make its 2005 contribution in December 2004. The pension plan has a fiscal year ending September 30 providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

10.	On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. Management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

11.	The following table displays detail of comprehensive income for the three month and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$1,852	$1,782	$5,583	$5,231
Unrealized gains (losses) on securities available for sale, net of tax expense	1,943	(1,548)	(707)	(541)
Less: reclassification adjustment, net of tax	(15)	1	(178)	(59)

Total comprehensive income	$3,780	$235	$4,698	$4,631

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

OVERVIEW AND FINANCIAL CONDITION

Net income increased 3.9% to $1.9 million for the third quarter of 2004, compared to $1.8 million for the same period in 2003. Diluted earnings per share increased 2.7% to $0.38 for the third quarter of 2004, compared to $0.37 for the third quarter of 2003. Year-to-date diluted earnings per share of $1.14 represent an increase of 5.6%, compared to $1.08 for the first nine months of 2003. Net interest income increased $782 thousand for the quarter ended September 30, 2004 and $2.9 million for the year-to-date period when compared to the same periods in 2003. Noninterest income was up $228 thousand, or 25.6%, for the quarter, and up $780 thousand, or 29.5%, for the nine months ended September 30, 2004 when compared to the same periods in 2003. Income increases were partially offset by noninterest expense increases of $1.1 million for the quarter and $3.4 million year-to-date.

Total assets on September 30, 2004 were $705.1 million, up $54.5 million, or 8.4%, from $650.6 million at September 30, 2003 and up $28.0 million, or 4.1%, from $677.2 million at December 31, 2003. For the quarter, total assets averaged $697.6 million, 20.1% above the third quarter 2003 average of $580.8 million. Total loans, net of unearned income, amounted to $509.6 million at September 30, 2004, an increase of $45.2 million, or 9.7%, from $464.5 million at September 30, 2003, and up $22.9 million, or 4.7%, from $486.8 million at December 31, 2003. Net loans as a percent of total assets were 71.3% at September 30, 2004, as compared to 70.4% at September 30, 2003. Net loan volume for the first nine months of 2004 was $22.9 million, compared to $65.4 million for the first nine months of 2003. Decreased loan growth in 2004 versus 2003 is related primarily to $28.3 million of loans acquired from branch acquisitions in the 2003 reporting period and to decreased loan demand in the first half of this year. Approximately 45% of 2004 loan growth has occurred in the third quarter.

At September 30, 2004, the securities portfolio totaled $138.9 million, down $2.8 million, or 2.0%, from $141.6 million at September 30, 2003 and down $2.6 million, or 1.8%, from $141.4 million at December 31, 2003. Most of the funds that are invested in the securities portfolio are part of the effort to balance interest rate risk and to provide liquidity. Federal funds purchased at September 30, 2004 were $5.4 million, compared to $3.9 million in federal funds sold at September 30, 2003 and $23 thousand in federal funds sold at December 31, 2003.

Total deposits of $600.1 million at September 30, 2004 represented an increase of $43.9 million, or 7.9%, from $556.2 million one year ago and up $19.0 million, or 3.3%, from $581.1 million at December 31, 2003. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. All categories of deposits experienced growth during the 12 months with noninterest-bearing demand deposits up 17.2% and interest-bearing deposits up 6.5%. Both the third quarter and the first nine months of 2004 reflected an increase in both interest-bearing and noninterest-bearing deposit accounts. Of the $19.0 million year-to-date deposit growth, $8.8 million occurred in the third quarter.

Financial Accounting Standards Board Pronouncement Number 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income, net” in the Shareholders’ Equity section of the Consolidated Balance Sheet and was $1.3 million at September 30, 2004, a decrease of $768 thousand from September 30, 2003 and $885 thousand from December 31, 2003. This decrease in the equity effect of the change in the value of securities results primarily from declining market values caused by increases in market interest rates compared to one year ago.

RESULTS OF OPERATIONS

The Company reported record earnings for the nine months ended September 30, 2004 and an increase in quarterly earnings compared to the same periods in 2003. Net income for the quarter was $1.9 million, an increase of $70 thousand from third quarter 2003 earnings of $1.8 million. Net income for the nine months ended September 30, 2004 increased 6.7% to $5.6 million compared to $5.2 million for the first nine months of 2003.

Net interest income increased $782 thousand for the quarter ended September 30, 2004 and $2.9 million for the first nine months of 2004, compared to the same periods in 2003. Noninterest income excluding gains on securities sales was up $204 thousand, or 22.9%, for the quarter and up $600 thousand, or 23.4%, for the nine months ended September 30, 2004. Gain on sale or call of securities was up $24 thousand for the quarter and $180 thousand year-to-date. Loan loss provision decreased $125 thousand for the quarter and $15 thousand year-to-date. Noninterest expense increased $1.1 million for the quarter and $3.4 million year-to-date compared to the comparable periods in 2003, including $435 thousand for the quarter and $1.4 million year-to-date related to new branches opened or acquired in 2003.

Yield on earning assets was 6.33% for the quarter and 6.42% nine months year-to-date, as compared to 6.64% and 6.87%, respectively, for the same periods in 2003. The cost of interest bearing liabilities was 1.97% for both the quarter and the nine months ended September 30, 2004, as compared to 2.13% and 2.32%, respectively, for the comparable periods in 2003. Return on average assets was 1.06% for the quarter and 1.08% year-to-date, compared to 1.22% and 1.25%, respectively, for the same periods in 2003. EVB’s return on average equity was 12.96% for the quarter and 12.92% year-to-date, compared to 12.58% and 12.90%, respectively, for the same periods in the prior year. Part of the decline in Return on Average Assets is related to the acquisition of three branches in September 2003 with that same transaction having a positive impact on Return on Equity.

Net Interest Income

Net interest income totaled $7.3 million for the quarter, a $782 thousand increase over the Company’s performance for the third quarter of 2003. The increase in net interest income resulted from an increase in average earning assets partially offset by a lower yield. Average earning assets increased 16.5% to $644.1 million for the quarter from $552.8 million for the third quarter of 2003. Compared to the same period in 2003, average loans increased 17.0%, average securities increased 13.0% and average federal funds sold increased 70.1%. The fully tax equivalent net interest margin for the three-month period ended September 30, 2004 was 4.65%, compared to 4.87% for the comparable period in the prior year. The decrease in net interest margin resulted from a 31 basis point decrease in the yield on average earning assets that exceeded the 16 basis point decrease in the cost of interest-bearing funds. The net interest margin decreased 22 basis points as average earning assets as a percentage of average total assets decreased from 95.2% in the third quarter of 2003 to 92.3% in the quarter ended September 30, 2004. The $26.3 million increase in average non-earning assets from $34.0 million in the third quarter of 2003 to $60.3 million in the third quarter of 2004 consisted primarily of a $7.4 million average increase in bank owned life insurance (which produces noninterest income), a $7.2 million average increase in goodwill and intangible assets related to the branch acquisition in September 2003, a $4.8 million average increase in property and fixed assets related to the branches acquired and the construction of the new Corporate/Operations Center which opened in July 2003, and a $3.3 million average increase in average cash and due from banks’ balances.

Net interest income for the nine months ended September 30, 2004 was $21.9 million, an increase of $2.9 million, or 15.4%, from $19.0 million for the same period in 2003. For the nine months ended September 30, 2004, average loans net of unearned interest, increased $78.4 million to $494.4 million compared to $415.9 million for the same period in 2003. Year-to-date yield on earning assets decreased to 6.42% from 6.87% for the same period in 2003 while cost of average interest bearing funds decreased to 1.97% from 2.32% for the same period in 2003. Fully tax equivalent net interest margin for the year-to-date period decreased 19 basis points from 4.93% in 2003 to 4.74% in 2004. The net interest margin decrease is primarily the result of the increase in non-earning assets discussed in the paragraph immediately above. For the quarter ended September 30, 2004, $27.3 million of the average loan growth and $62.4 million of the average deposit growth were directly related to the three branches acquired from BB&T/First Virginia Bank-Hampton Roads in September 2003. Those acquisitions increased the year-to-date average loans by $28 million and average deposits by $66 million.

Tables that disclose the fully tax equivalent net interest income calculations for the quarter and nine months ended September 30, 2004 and 2003 appear on the following two pages.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended September 30
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$91,181	$1,130	4.93%	$67,726	$857	5.02%
Tax exempt (1)	43,472	662	6.06%	51,396	765	5.90%

Total securities	134,653	1,792	5.29%	119,122	1,622	5.40%
Federal funds sold	6,061	20	1.31%	3,563	10	1.11%
Loans, net of unearned income (2)	503,375	8,432	6.66%	430,156	7,623	7.03%

Total earning assets	644,089	10,244	6.33%	552,841	9,255	6.64%
Less allowance for loan losses	(6,852)			(6,032)
Total non-earning assets	60,309			33,995

Total assets	$697,546			$580,804

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$77,742	$106	0.54%	$58,275	$70	0.48%
Savings	130,322	331	1.01%	117,438	309	1.04%
Money market savings	60,045	138	0.91%	44,447	110	0.98%
C/D discount on purchased deposits		(76)		—	—
Large dollar certificates of deposit (5)	66,187	541	3.25%	52,824	458	3.44%
Consumer certificates of deposit	180,057	1,303	2.88%	156,270	1,228	3.12%

Total interest-bearing deposits	514,353	2,343	1.81%	429,254	2,175	2.01%
Fed funds purchased	175	1	2.27%	2,246	15	2.65%
Other borrowings	33,571	368	4.36%	28,852	283	3.89%

Total interest-bearing liabilities	548,099	2,712	1.97%	460,352	2,473	2.13%
Noninterest-bearing liabilities
Demand deposits	85,787			59,516
Other liabilities	6,786			4,743

Total liabilites	640,672			524,611
Shareholders’ equity	56,874			56,193

Total liabilities and shareholders’ equity	$697,546			$580,804

Net interest income		$7,532			$6,782

Interest rate spread (3)			4.36%			4.51%
Interest expense as a percent of average earning assets			1.68%			1.77%
Net interest margin (4)			4.65%			4.87%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Average Balances, Income and Expense, Yields and Rates (1)

	Nine Months Ended September 30
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$88,806	$3,381	5.09%	$60,769	$2,328	5.12%
Tax exempt (1)	47,707	2,138	5.99%	48,509	2,218	6.11%

Total securities	136,513	5,519	5.40%	109,278	4,546	5.56%
Federal funds sold	4,406	36	1.09%	7,145	68	1.27%
Loans, net of unearned income (2)	494,356	24,980	6.75%	415,937	22,723	7.30%

Total earning assets	635,275	30,535	6.42%	532,360	27,337	6.87%
Less allowance for loan losses	(6,739)			(5,991)
Total non-earning assets	59,443			32,047

Total assets	$687,979			$558,416

Liabilities & Shareholders’ Equity
Interest bearing deposits
Checking	$78,411	$317	0.54%	$55,165	$231	0.56%
Savings	127,558	968	1.01%	116,134	1,125	1.30%
Money market savings	56,777	389	0.92%	43,074	367	1.14%
C/D discount on purchased deposits	—	(229)		—	—
Large dollar certificates of deposit (5)	64,171	1,577	3.28%	51,279	1,395	3.64%
Consumer certificates of deposit	180,371	3,890	2.88%	156,334	3,862	3.30%

Total interest-bearing deposits	507,288	6,912	1.82%	421,986	6,980	2.21%
Fed funds purchased	962	8	1.11%	749	9	1.61%
Other borrowings	33,890	1,091	4.30%	21,902	719	4.39%

Total interest-bearing liabilities	542,140	8,011	1.97%	444,637	7,708	2.32%
Noninterest-bearing liabilities
Demand deposits	82,041			54,617
Other liabilities	6,069			4,957

Total liabilites	630,250			504,211
Shareholders’ equity	57,729			54,205

Total liabilities and shareholders’ equity	$687,979			$558,416

Net interest income		$22,524			$19,629

Interest rate spread (3)			4.45%			4.55%
Interest expense as a percent of average earning assets			1.68%			1.94%
Net interest margin (4)			4.74%			4.93%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

Noninterest income excluding realized gain on securities sales was $1.1 million for the quarter and $3.2 million year-to-date, compared to $891 thousand and $2.6 million, respectively, for the comparable periods of 2003. Net realized gain on called or sold securities was $23 thousand for the quarter and $269 thousand year-to-date, compared to a $1 thousand loss and $89 thousand gain, respectively. The Company realized net gains on securities sales of $20 million in the first half of 2004, as it repositioned its securities portfolio in anticipation of rising interest rates. This repositioning of approximately 15% of the portfolio has a dual impact as it decreases interest rate risk in a rising interest rate environment, but negatively impacts current net income and interest margin. There were no securities sales during the third quarter of 2004, but $23 thousand of gain was recognized on securities that were called by the issuer.

Service charges on deposit accounts were $734 thousand for the quarter and $2.1 million year-to-date, compared to $607 thousand and $1.7 million, respectively, for the comparable periods in 2003, primarily as the result of fees earned from the implementation of a new deposit product. Other operating income increased to $361 thousand for the quarter and $1.0 million year-to-date, compared to $284 thousand and $846 thousand, respectively, for the three and nine-month periods ended September 30, 2003. The primary contributor to the increase in other operating income in both periods was income earned on bank owned life insurance, a product that was not implemented until late in the third quarter of 2003.

Noninterest Expense

Third Quarter: Total noninterest expense increased $1.1 million, or 24.7%, from $4.5 million for the third quarter of 2003 to $5.6 million in the third quarter of 2004. The increase in noninterest expense is the result of overall growth of the Company including $435 thousand of expenses related to new branch offices acquired or opened in 2003. Salary and benefits expense increased $693 thousand or 27.2% to $3.2 million from $2.5 million in the third quarter of 2003. Material factors in this increase include increases of $151 thousand in benefits as both medical insurance and pension costs went up, $186 thousand in salary expense from the 2003 acquisition or opening of new branch offices and $356 thousand in normal salary increases and salaries for new employees added because of growth.

Net occupancy and equipment expense increased $131 thousand or 18.6% compared to the same quarter in 2003 to $837 thousand. The majority of this increase was $125 thousand for the new branches acquired in 2003 from BB&T/First Virginia Bank—Hampton Roads.

All other noninterest expenses increased $286 thousand or 22.9% to $1.5 million for the third quarter of 2004 from $1.2 million for the same period in 2003. The largest contributors to the other noninterest expense increase were core deposit amortization of $70 thousand related to the branch purchases; data processing expense up $28 thousand to $164 thousand, primarily related to growth; legal and collections fees up $36 thousand; postage up $34 thousand related to growth, and advertising/marketing up $28 thousand.

Nine months year-to-date: For the nine months ended September 30, 2004, noninterest expense increased $3.4 million, or 25.5%, to $16.8 million from $13.4 million for the first nine months of 2003. The nine-month year-to-date increase in noninterest expense is the result of overall growth of the Company including $1.4 million of expenses related to new branch offices acquired or opened in 2003. Salary and benefits expense increased $2.2 million or 29.6% to $9.7 million from $7.5 million in the first nine months of 2003. Material factors in this increase include increases of $649 thousand in benefits as both medical insurance and pension costs went up, $490 thousand in salary expense from the 2003 acquisition or opening of new branch offices and $1.1 million in normal salary increases and salaries for new employees added to support growth.

Net occupancy and equipment expense increased $543 thousand, or 30.1%, compared to the first nine months of 2003 to $2.3 million. All of the increase in occupancy expense is related to depreciation of the new branches acquired or opened in 2003 and the new Corporate/Operations Center opened in July 2003. All other noninterest expense increased $648 thousand or 15.9% to $4.7 million for the first nine months of 2004 from $4.1 million for the same period in 2003. The largest contributors to the other noninterest expense increase were core deposit amortization of $210 thousand related to the branch purchases; data processing expense up $72 thousand to $439 thousand, primarily related to growth; postage up $88 thousand to $292 thousand, primarily related to growth; telephone expense up $47 thousand to $339 thousand, again primarily related to growth; courier services up $57 thousand to $176 thousand, related to the acquisition of branches in September 2003; and miscellaneous expense up $79 thousand, $30 thousand of which is amortization of investment banker fees related to the issuance of trust preferred debt in September 2003. These expense increases were partially offset by decreases of $120 thousand in director fees as the annual director stock grant was accrued in 2004 compared to a one-time expenditure in 2003, and a $121 thousand decrease in consultant fees. The decrease in consultant fees for both the quarter and nine month year-to-date performance is the result of the 2003 completion of a re-engineering project, partially offset by fees related to implementation of the SEC mandated Sarbanes-Oxley Act Rule 404 relating to documentation and management attestation in 2004. Continuing fees for the internal control implementation are projected to increase consultant fees during the fourth quarter of 2004.

Income Taxes

Income tax expense for the quarter and nine months ended September 30, 2004 was $648 thousand and $2.0 million, respectively, compared to $693 thousand and $2.0 million, respectively, for the same periods in 2003. Income taxes reflect an effective tax rate of 25.9% and 26.3%, respectively, for the quarter and nine-month periods ended September 30, 2004 as compared to 28.0% for both the quarter and the nine months ended September 30, 2003 and 26.5% for the year ended December 31, 2003.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, and economic conditions. (See “Critical Accounting Policies – Allowance for Loan Losses” above.) Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties were $4.8 million at September 30, 2004, compared to $5.1 million at September 30, 2003 and $4.1 million at December 31, 2003. EVB’s reporting of nonperforming loans is somewhat more conservative than its peers as it reports all loans that have been over 90 days delinquent and have not been brought completely current as nonperforming, without regard to how well secured the loan may be or how remote the risk of loss. Nonperforming assets are composed largely (64.4%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $155 thousand for the quarter and $533 thousand year-to-date, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.12% for the quarter and 0.14% for the year-to-date period. This compares to third quarter and nine-month year-to-date 2003 net charge-offs of $212 thousand and $510 thousand, respectively, or an annualized ratio of net charge-offs of 0.20% and 0.16%, respectively, and 2003 full year charge-offs of $890 thousand or 0.21% of average loans. The 0.93% ratio of nonperforming loans to total loans at September 30, 2004 was up from 0.84% at December 31, 2003, but was down from 1.09% at September 30, 2003.

The allowance for loan losses increased to $6.9 million at September 30, 2004, as compared to $6.5 million at December 31, 2003. The allowance increased $425 thousand in the first nine months of 2004 as compared to $462 thousand for the first nine months of 2003. The increase in the allowance for loan losses during both periods was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.36% at September 30, 2004, compared to 1.33% at 2003 year-end and 1.34% at September 30, 2003.

Also included in nonperforming loans are loans considered impaired which management is concerned about the ability of the customer to repay the loan and related interest at the original contractual terms. At September 30, 2004, the Company reported $1.3 million of impaired loans. The average balance of impaired loans for the first nine months of 2004 was $1.1 million.

The following table summarizes the Company’s nonperforming assets at the periods indicated.

Nonperforming Assets (Dollars in thousands)	September 30 2004	December 31 2003	September 30 2003
Nonaccrual loans	$4,730	$4,093	$5,073
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	27	19	7

Total nonperforming loans	$4,757	$4,112	$5,080
Other real estate owned	—	—	—

Total nonperforming assets	$4,757	$4,112	$5,080
Nonperforming assets to total loans and other real estate	0.93%	0.84%	1.09%
Allowance for loan losses to nonaccrual loans	146.30%	158.69%	122.24%
Net charge-offs to average loans for the year	0.14%	0.21%	0.17%
Allowance for loan losses to period end loans	1.36%	1.33%	1.34%

EVB closely monitors those loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans according to the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 2004 are generally secured by residential and commercial real estate with appraised values that exceed the principal balance. At September 30, 2004, potential problem loans, most of which are included in the nonperforming asset figures above, were approximately $810 thousand with no single lending relationship having aggregate principal balances in excess of $100 thousand.

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be ample to meet its estimated liquidity needs. There have been no material changes in off-balance sheet arrangements or contractual obligations since the 2003 Form 10-K disclosure that would impact liquidity.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at September 30, 2004 was $60.7 million, or 12.5% of risk-weighted assets, for Tier 1 capital and $66.8 million, or 13.8%, for total risk based capital. The risk-based capital position is up slightly from year end 2003 when the Company reported $56.8 million, or 12.4%, for Tier 1 risk based capital and $62.5 million, or 13.7%, for total risk based capital.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and The Company are required to have Tier 1 Capital of at least 4% and total capital of 8%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2003 year end as disclosed in the 2003 Form 10 K.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which EVB and its subsidiaries are involved in pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1, 2004 - July 31, 2004	800	$20.37	800	235,440
August 1, 2004 - August 31, 2004	1,445	20.36	1,445	233,995
September 1, 2004 - September 30, 2004	—	—	—	233,995

Total	2,245	20.36	2,245	233,995

Note:	The repurchase and retirement of shares is part of a Board authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of not more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 133,383 shares has been repurchased under this Board authorized Plan that was publicly announced on January 31, 2001. The maximum number of shares that was available for purchase in 2004 was 243,340.

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

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Date:	November 2, 2004

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer	20
Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer	21
Exhibit 32.1 - Section 906 Certification of Chief Executive Officer	22
Exhibit 32.2 – Section 906 Certification of Chief Financial Officer	22