Form 10-K
period 2004-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2005-03-11
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23565

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $92,330,205.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2005 was 4,885,951.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2005 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 21, 2005 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2004

PART I

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

The Company’s primary activity is retail banking. Through its bank subsidiaries the Company provides full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa and MasterCard revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 21 branches at year end 2004, the banks serve diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Middlesex, Richmond, Northumberland, Southampton, Surry and Sussex, Virginia. Ancillary services provided by the banks to its customers include travelers’ checks, safe deposit box rentals and other customary bank services. The largest majority of the Company’s revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services.

The banks jointly own EVB Financial Services, Inc., which in turn has 100% ownership of EVB Insurance, Inc., and EVB Investments, Inc. EVB Investments Inc., has a 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. EVB Financial Services, Inc. also has a 75% ownership interest in EVB Title, LLC and a 50% ownership interest in EVB Mortgage, Inc. EVB Title, LLC sells title insurance, while EVB Insurance, Inc. has invested in a limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks. Bank of Northumberland has an ownership interest in Bankers Title, LLC, which provides title insurance services. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. EVB also owns 100% of EV Statutory Trust I that was setup for the sole purpose of Trust Preferred Debt issuance. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Employees

As of December 31, 2004, the Company and its subsidiary banks employed 283 full-time equivalent employees. EVB’s success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company’s employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.

Competition

EVB faces significant competition for loans and deposits at a level based on the particular market. Competition for loans comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2004 data published by the Federal Deposit Insurance Corporation, the most recent date for which such data is available, EVB held the largest deposit share among its competitors in Northumberland, Essex, Middlesex and Surry Counties. EVB also had a strong deposit share in King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Hanover and Gloucester Counties. The Company’s primary competition is other community banks in Caroline, Essex, King William, Lancaster and Northampton Counties, while it competes with both community banks and large regional banks in Hanover, Gloucester, Middlesex, Caroline, Southampton, Surry and Sussex Counties.

The Company’s deposit market share by county as of the latest available regulatory reports is:

• Northumberland County	72.0%
• Surry County	71.4%
• Middlesex County	43.9%
• Essex County	42.9%
• Sussex County	26.9%
• Southampton County	24.9%
• King William County	22.5%
• Hanover County	8.0%
• Caroline County	7.9%
• Gloucester County	7.1%
• Lancaster County	1.8%

Credit Policies

Most loans on EVB’s balance sheet are originated by one of the Company’s subsidiary banks – Southside Bank, Bank of Northumberland, Inc., or Hanover Bank. The remainder of loans in the Company’s portfolio are from external participations purchased from other community banks or from loans purchased through EVB Mortgage, both of which must meet the same qualifications as those loans originated in the banks. For purposes of the discussion that follows, the banks will be collectively referred to as EVB.

The principal risk associated with each of the categories of loans in EVB’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, EVB’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction.

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

Each bank uses a Management Loan Committee, a Directors Loan Committee and, for larger loans, the Board of Directors to approve loans. The individual bank’s Chief Credit Officer is responsible for reporting to the Directors

Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by management. EVB’s corporate Board of Directors establishes the total lending limit for the banks on a combined basis.

Loan Originations

Residential real estate loan originations come primarily from walk-in customers, real estate brokers and builders, and through referrals from EVB Mortgage. Loans generated and purchased from EVB Mortgage are referred to the banks for those loans that meet EVB’s underwriting guidelines. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from current customers. An EVB loan officer as part of the application process reviews all loan applications. Information is obtained concerning the income, financial condition, and employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on EVB’s experience and credit underwriting guidelines as well as the guidelines used by an external loan review firm, depending on the type of loan involved. Independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification appraise real estate collateral.

In the normal course of business, EVB makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2004, commitments to extend credit totaled $65.3 million.

Construction Lending

EVB makes local construction loans, primarily residential, and land acquisition and development loans. Residential houses under construction and the underlying land for which the loan was obtained secure construction loans. At December 31, 2004, construction, land acquisition and land development loans outstanding were $23.7 million, or 4.6% of total loans. These loans are concentrated in EVB’s local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, they help EVB in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, where the value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, EVB generally limits loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of its borrowers. The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, EVB generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from its employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. EVB has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2004, commercial loans totaled $46.6 million, or 9.1% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in EVB’s market area includes commercial buildings and offices, recreational facilities, small shopping centers and churches, and other secure commercial real estate loans. At December 31, 2004, commercial real estate loans totaled $131.6 million, or 25.7% of EVB’s total loans. In its underwriting of commercial real estate, EVB may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. EVB’s commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and EVB typically requires personal guarantees or endorsements of the borrowers’ principal owners. In addition, EVB carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise EVB’s total largest loan category. At December 31, 2004, this category of mortgage loans accounted for $252.9 million, or 49.3% of EVB’s total loan portfolio. Security for the majority of EVB’s residential lending is in the form of owner occupied one-to-four-family dwellings. $100.2 million of the residential real estate portfolio are adjustable rate loans, primarily 3 year Adjustable Rate Mortgages.

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

Consumer Lending

EVB offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2004, EVB had consumer loans, net of unearned interest, of $57.7 million or 11.3% of total loans. Such loans are generally made to customers with whom the Company has a pre-existing relationship. EVB currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are issued based on a fixed rate.

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

The underwriting standards employed by EVB to mitigate the risk for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

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

As state-chartered banks, each of EVB’s three bank subsidiaries is subject to regulation, supervision and examination by the Virginia State Corporation Commission through its Bureau of Financial Institutions. All three bank subsidiaries are members of the Federal Reserve System and subject to regulation, supervision and examination by the Federal Reserve Bank of Richmond. Federal and State laws also govern the activities in which the banks may engage regarding the investments that they may make and the aggregate amount of loans that may be granted to one borrower. The Company is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, including the filing of quarterly, annual and other periodic reports with the Securities and Exchange Commission (the SEC).

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance funds in the event that the depository institution is insolvent or in danger of becoming insolvent. For example, under the policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources and to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund or the Bank Insurance Fund as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

Dividends

Earnings of the Company’s banking subsidiaries are impacted by general economic conditions, legislative changes, and management policies. The majority of the Company’s revenue from which dividends may be paid is from dividends paid by the banks to the Company. Bank dividends are subject to regulatory requirements limiting dividends to current year earnings plus net retained earnings for the prior two years, unless otherwise approved by regulatory authorities. As of 2004 year end, Southside Bank had $9.6 million, Bank of Northumberland $3.3 million, and Hanover Bank $738 thousand of retained income, free of restriction for payment of dividends. The Company maintains a policy that each of its banks is to maintain capital sufficient to be categorized as well-capitalized under banking regulations and to meet its desired lending limit requirements and to fund anticipated growth. Due to the Company having strong liquidity it was not necessary for the banks to pay a dividend in 2004 although the Company paid dividends to shareholders of over $2.9 million.

Capital

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2004, each of the three subsidiary banks were well capitalized under the regulatory guidelines of the FDIC. The Company’s capital is discussed in greater detail under the caption Capital Resources in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 to the Financial Statements under the caption Regulatory Matters, and those Notes are incorporated by reference herein.

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

Bank Secrecy Act

The GLBA and the Bank Secrecy Act contain extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to it customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to its customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are stricter than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Sarbanes-Oxley Act of 2002 (“SOX”)

During the fiscal year 2004, the Company was directly impacted by Section 404 of the Sarbanes-Oxley Act of 2002, which has as its purpose the improvement of corporate governance and reporting. The Act calls for accelerated filers to comply by December 31, 2004 while non-accelerated filers have until December 31, 2005. Those who have a market capitalization greater than $75 million are considered accelerated filers and EVB falls into this category. The major part of SOX is Section 404 which requires companies to provide a report on their internal controls over financial reporting. This internal control report must (1) state the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (2) contain an assessment, as of the end of the most recent fiscal year of the issuer, of the effectiveness of the internal control structure and procedures of the issuer for financial reporting. This assessment of internal controls over financial reporting requires management to maintain evidential matter, including documentation, to support its assessment. Section 404 also requires an Attestation Report from the issuer’s registered public accounting firm. The Company believes it is fully complying with the Sarbanes-Oxley Act of 2002. See Item 9A below for more information.

Item 2. Properties

The Company’s principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where a 15,632 square foot corporate headquarters and operations center was opened in July 2003. The three subsidiary banks own 18 full service branch buildings including the land on which 17 of those buildings are located and two remote drive-in facilities. Three branch office buildings are leased at current market rates. Northumberland and Middlesex Counties each are the home to three of the branches. Gloucester County and King William County are home to two branch offices as is Essex County which also houses the Southside Bank loan administration center and the corporate/operations center. Hanover County houses four branch offices (three of which are leased) while Caroline County, Lancaster County, Southampton County, Surry County and Sussex County each have one full service branch office. Southampton County and Sussex County also have stand-alone drive-in/automated teller machine locations, and Sussex County has a vacant 6,143 square foot operations center. All properties are in good condition. The land on which the Middlesex County office is located is under long-term lease.

Southside Bank opened its 13th branch along Rt. 360 at Central Garage in King William County in December 2004 on land that was purchased in 2002. The facility includes a building of 5,775 square feet situated on land totaling 1.56 acres. The total cost of this facility was $1.4 million. Southside Bank has a lease agreement for an office on Glenn’s Corner in Gloucester County that is projected to open in the second half of 2005. The future branch location contains extra office space that has been utilized by the Company since November 2004.

Item 3. Legal Proceedings

EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments. The only litigation in which EVB and its subsidiaries are involved is collection suits involving delinquent loan accounts in the normal course of business which management estimates will not have a material impact on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of EVB, their ages as of December 31, 2004, their current titles and positions held during the last five years:

W. Rand Cook, 51, is the Chairman of the Board of Directors of EVB, serving since 2001, and has been a member of the Board since the Company’s inception in December 1997. He was a director of Hanover Bank from its inception in 2000 until 2002. He was a director of Southside Bank from 1996 to 2000. He is an attorney in Hanover County, VA.

F. L. Garrett, III, 65, has been Vice Chairman of the Board of Directors of EVB since the Company’s inception in December 1997. Mr. Garrett is also Chairman of the Board of Directors of Southside Bank of which he has been a member since 1982. He is a realtor in Essex County, VA

William E. Martin, Jr., 55, is Senior Vice President of EVB. Mr. Martin has served as the President and Chief Executive Officer of Hanover Bank since it began operations in 2000. Prior to joining Hanover Bank, he was Vice President and senior corporate loan underwriter at First Union National Bank.

Lewis R. Reynolds, 54, is Senior Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of Bank of Northumberland since 1991.

Joe A. Shearin, 48, is the President and Chief Executive Officer of EVB and its subsidiary Southside Bank. Mr. Shearin has served as President of Southside Bank since 2001 and as President and Chief Executive Officer of EVB since 2002. Prior to that time, he was Senior Vice President/City Executive of BB&T for three years, and Executive Vice President of First Federal Savings Bank for three years prior to joining BB&T.

Joseph H. James, 50, is Senior Vice President and Chief Operations Officer of EVB. Mr. James joined EVB in 2000. He served as Senior Vice President in the Operations Division of SunTrust Banks during the five years prior to joining EVB.

Ronald L. Blevins, 60, is Senior Vice President and Chief Financial Officer of EVB. Mr. Blevins joined EVB in 2000. He served as President of Betron International, while contemporaneously providing regulatory and financial reporting consulting services to EVB from 1997 until joining EVB. He was a business owner from 1994 to 1997 and was a Senior Vice President with NationsBank and predecessors from 1980 to 1994.

J. Lloyd Railey, 54, is Senior Vice President and Risk Management Officer of EVB. He was Chief Financial Officer of Southside Bank from 2001 to 2002 when he was transferred to EVB. He was President of B&L Professional Services, Inc., providing banks with project management and other consultative services during 2000 and 2001. He had previously served as Information Systems Manager for Citizens and Farmers Bank from 1998 to 2000.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2004 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Dividend Policy

The Company’s future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of the Company and Hanover Bank, Bank of Northumberland, Inc. and Southside Bank, applicable governmental regulations and policies and other factors deemed relevant by the board of directors.

The Company’s ability to distribute cash dividends will depend primarily on the abilities of its subsidiary banks to pay dividends to the Company. As state member banks, the subsidiary banks are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither the Company nor any of the banks may declare or pay a cash dividend on any capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Supervision and Regulation - Dividends” in Item 1 above.

Purchases of Equity Securities

The repurchase and retirement of shares is part of a Board of Directors authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of not more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 133,383 shares have been repurchased under this Board authorized Plan that was publicly announced on January 31, 2001. The maximum number of shares that were available for repurchase under this Plan in 2004 was 243,340 and the actual number of shares repurchased was 2,245.

The Company did not repurchase any shares of common stock during the fourth quarter of 2004.

Item 6. Selected Financial Data

The information set forth on page 2 of the 2004 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of Eastern Virginia Bankshares, Inc. The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares and attempts to identify trends and material changes that occurred during the reporting periods. The discussion should be read in conjunction with Selected Financial Data (Item 6. above) and the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Item 8 below).

Forward Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Interest rate fluctuations

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Changes in banking and other laws and regulations applicable to the Company

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles and behavior

•	Integration of newly acquired branches or businesses

•	The ability to successfully manage growth or the implementation of growth strategies

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

The Company evaluates loans individually for impairment that are non-performing, such as loans on nonaccrual, loans past due 90 days or more, restructured loans and other loans selected by management as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical loss rates for each loan type, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans including: borrower or industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in risk selection; level of experience, ability and depth of lending staff; and national and economic conditions.

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater that the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

Executive Overview

Eastern Virginia Bankshares (EVB) reported record net income and earnings per share for the year ended December 31, 2004 as it received a full year of benefits from a new branch office opened in the first quarter of 2003 and three branches purchased from BB&T/First Virginia Bank-Hampton Roads in September, 2003. The Company had net income of $7.24 million, or $1.49 per share on a basic and $1.48 per share on a diluted basis, up 2.3% from $7.08 million or $1.46 per share on both a basic and diluted basis for 2003. Return on average assets (ROA) for 2004 was 1.05% compared to 1.21% in the prior year, and the return on average equity (ROE) was 12.42% for 2004 compared to 12.96% in 2003. Core earnings continued to improve as net interest income increased by 12.0% and noninterest income increased 16.3% from the prior year, but this was largely offset by a 21.4% increase in noninterest expenses.

Just as the Company received the benefit from the loan and deposit growth generated by the new branch office and the three purchased branches in 2003, it also endured a full year of expenses related to staffing for salaries and benefits, depreciation of the acquired assets, and amortization of core deposit premium paid on the deposits acquired. These branches accounted for nearly half of the overall increase in noninterest expense. Another primary contributor to the increase in noninterest expenses was the Company’s constant focus on growing the internal infrastructure to provide a solid base for future growth through both the normal course of business and possible future acquisitions. EVB started a re-engineering plan in late 2002 to gain “Best Practices” among its three bank subsidiaries. Prior to the re-engineering plan, each bank, and in some cases each branch, had entirely different procedures for processing transactions at the bank level. Each bank also had its own separate Human Resources department, Accounting department, and Bond Portfolio management. The three banks were brought together to discuss each transaction that occurs in the branch to come up with the best procedure among them, which EVB refers to as “Best Practices”. The Company spent considerable time in 2003 and early 2004 completing these “Best Practices” and also consolidating the individual departments listed above. This was considered Phase I of the re-engineering plan in which the Company spent approximately $800 thousand in Consulting Fees.

EVB spent the second half of 2004 focused on complying with the requirements of the Sarbanes-Oxley Act of 2002 (SOX) with respect to internal controls over financial reporting. The Company devoted its available internal resources, as well as using external expertise, to ensure it was in compliance with SOX by the mandatory deadline of December 31, 2004. The legislation of SOX has had a significant impact on all publicly traded companies and the hard dollar cost of compliance has had a significant impact to the Company’s 2004 earnings with estimates of $300 thousand spent in consulting fees, $100 thousand in overtime pay, and another $100 thousand in salaries and benefits of hiring several additional staff members to meet stricter internal control documentation requirements. EVB had not anticipated the cost of SOX compliance as being this great in its 2004 forecast. The compliance with the requirements of SOX also delayed Phase II of the re-engineering plan that was anticipated to begin in late 2004. Phase II consists of the final consolidation of remaining back office functions such as Loan Operations, Branch Operations and Credit Review that are still separate departments at each of the three bank subsidiaries. The Company does not expect Phase II to have the same impact on internal resources as SOX, but it is expected that the first half of 2005 will continue to have heavy concentration on internal initiatives. Phase II of the re-engineering plan is the final phase and is expected to be complete in the third quarter of 2005 with estimated costs of $300 thousand related to consulting fees.

As Phase II becomes complete, the Company believes that it will have an even stronger foundation and will have capitalized on all the opportunities for internal operating efficiencies. Due to the impact of Phase II of the re-engineering plan and the needed internal focus for completion, the Company is expecting moderate growth in 2005. The completion of the re-engineering plan in 2005 sets the pace for an exciting 2006. EVB anticipates shifting its internal focus to company wide growth in late 2005 and into 2006.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2004 and 2003.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

(dollars in thousands)	Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$9,862	$10,042	$9,881	$9,959	$9,546	$9,021	$8,864	$8,773
Interest expense	2,759	2,712	2,669	2,630	2,713	2,473	2,539	2,695

Net interest income	7,103	7,330	7,212	7,329	6,833	6,548	6,325	6,078
Provision for loan losses	322	340	277	340	665	465	210	297

Net interest income after provision for loan losses	6,781	6,990	6,935	6,989	6,168	6,083	6,115	5,781
Noninterest income	1,156	1,118	1,223	1,087	1,296	890	896	862
Noninterest expense	5,640	5,608	5,729	5,431	5,094	4,498	4,594	4,269

Income before applicable income taxes	2,297	2,500	2,429	2,645	2,370	2,475	2,417	2,374
Applicable income taxes	640	648	610	733	518	693	678	664

Net Income	$1,657	$1,852	$1,819	$1,912	$1,852	$1,782	$1,739	$1,710

Net income per share, basic	$0.34	$0.38	$0.37	$0.39	$0.38	$0.37	$0.36	$0.35
Net income per share, diluted	$0.34	$0.38	$0.37	$0.39	$0.38	$0.37	$0.36	$0.35

Net Interest Income

Net interest income represents the Company’s gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34%. Tax-exempt securities income is further adjusted by the TEFRA adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets. Net interest margin represents the Company’s net interest income divided by average earning assets. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The “Average Balances, Income and Expense, Yields and Rates” table presents average balances, related interest income and expense, and average yield/cost data for each of the past three years. The “Volume and Rate Analysis” that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid, for the periods indicated.

Average Balance, Income and Expense, Yields and Rates (1)

	Years Ended December 31
	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets:
Securities
Taxable	$89,686	$4,460	4.97%	$66,417	$3,430	5.16%	$50,714	$2,912	5.74%
Tax exempt (1)	46,596	2,784	5.97%	49,089	2,989	6.09%	41,238	2,681	6.50%

Total securities	136,282	7,244	5.32%	115,506	6,419	5.56%	91,952	5,593	6.08%
Federal funds sold	4,230	53	1.25%	8,507	95	1.12%	8,374	139	1.66%
Loans (net of unearned income) (2)	498,568	33,298	6.68%	431,051	30,604	7.10%	379,527	29,335	7.73%

Total earning assets	639,080	40,595	6.35%	555,064	37,118	6.69%	479,853	35,067	7.31%
Less allowance for loan losses	(6,788)			(6,087)			(5,654)
Total non-earning assets	59,112			38,307			26,098

Total assets	$691,404			$587,284			$500,297

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$79,094	$428	0.54%	$61,177	$329	0.54%	$50,082	$621	1.24%
Savings	128,041	1,296	1.01%	119,547	1,458	1.22%	97,969	2,023	2.06%
Money market savings	57,103	520	0.91%	45,696	494	1.08%	41,877	816	1.95%
Large dollar certificates of deposit (5)	64,611	2,123	3.29%	53,098	1,882	3.54%	46,433	1,988	4.28%
Other certificates of deposit	179,748	4,925	2.74%	161,063	5,164	3.21%	149,409	6,034	4.04%

Total interest-bearing deposits	508,597	9,292	1.83%	440,581	9,327	2.12%	385,770	11,482	2.98%
Other borrowings	34,679	1,478	4.26%	25,784	1,095	4.25%	12,393	625	5.04%

Total interest-bearing liabilities	543,276	10,770	1.98%	466,365	10,422	2.23%	398,163	12,107	3.04%
Noninterest-bearing liabilities
Demand deposits	83,841			61,055			47,483
Other liabilities	6,005			5,224			4,762

Total liabilities	633,122			532,644			450,408
Shareholders’ equity	58,282			54,640			49,889

Total liabilities and shareholders’ equity	$691,404			$587,284			$500,297

Net interest income		$29,825			$26,696			$22,960

Interest rate spread (3)			4.37%			4.45%			4.27%
Interest expense as a percent of average earning assets			1.69%			1.88%			2.52%
Net interest margin (4)			4.67%			4.81%			4.78%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Tax-equivalent net interest income increased 11.7% in 2004 to $29.8 million from $26.7 million in 2003. Average earning asset growth of 15.1% produced $3.5 million of increased interest income, and $348 thousand of increased interest expense, or 3.3%, were the primary factors in the increase in net interest income. The Company had a net interest margin of 4.67% for 2004, a fourteen basis point decrease from 4.81% in 2003. Yield on earning assets decreased 34 basis points to 6.35% in 2004 from 6.69% in 2003, while the cost of interest-bearing funds decreased

25 basis points from 2.23% in 2003 to 1.98% in 2004. The yield on earning assets decrease exceeding the decrease in cost of funds caused the fourteen basis point decrease in net interest margin. EVB’s net interest margin steadily decreased during the first three quarters of 2004, but increased four basis points over the third quarter’s net interest margin to 4.69% for the fourth quarter of 2004.

Average earning asset growth of 15.1% resulted from increases in average loans outstanding of 15.7% and average securities of 18.0% and a decrease in average federal funds sold of 50.3%. Growth in average earning assets of $84.0 million was funded by average deposit growth of $68.0 million and an increase in average borrowings of $8.9 million. In 2003, net interest income on a tax equivalent basis increased 16.3% to $26.7 million from $23.0 million in 2002. Average earning asset growth of 15.7% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.81%, a three basis point increase from 4.78% in 2002.

Volume and Rate Analysis (1)

	2004 vs. 2003 Increase (Decrease) Due to Changes in:			2003 vs. 2002 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$1,160	$(130)	$1,030	$835	$(317)	$518
Tax exempt securities (2)	(147)	(58)	(205)	485	(177)	308
Loans (net of unearned income)	4,582	(1,888)	2,694	3,782	(2,513)	1,269
Federal funds sold	(52)	10	(42)	2	(46)	(44)

Total earning assets	5,543	(2,066)	3,477	5,104	(3,053)	2,051

Interest-Bearing Liabilities:
Interest checking	99	—	99	114	(406)	(292)
Savings deposits	102	(264)	(162)	376	(941)	(565)
Money market accounts	111	(85)	26	70	(392)	(322)
Consumer certificates of deposit	321	(560)	(239)	440	(1,310)	(870)
Large denomination certificates (3)	381	(140)	241	265	(371)	(106)
Long-term borrowings	380	3	383	581	(111)	470

Total interest-bearing liabilities	1,394	(1,046)	348	1,846	(3,531)	(1,685)

Change in net interest income	$4,149	$(1,020)	$3,129	$3,258	$478	$3,736

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

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

The Company generally strives to maintain a position flexible enough to move to equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. When an unacceptable positive gap within a one year time frame occurs, maturities can be extended by selling shorter term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Interest rate gaps are managed through investments, loan pricing and deposit pricing. Management of the interest rate gap has become much more challenging in the current environment when many depositors have chosen to move funds from certificates of deposit with a maturity of greater than one year to non-maturity interest-bearing savings, money market and NOW accounts. While this customer change in deposit preference favorably impacts the current interest rate margin, it creates a liability sensitive balance sheet, as more liabilities are subject to short-term interest rate increases than the amount of assets subject to the same short-term increases.

Noninterest Income

Noninterest income increased by $640 thousand or 16.2% from $3.9 million in 2003 to $4.6 million in 2004. Service charges on deposit accounts, the largest source of noninterest income, increased $461 thousand or 19.2% from $2.4 million in 2003 to $2.9 million in 2004. Other operating income increased $49 thousand or 3.6% from $1.37 million in 2003 to $1.42 million in 2004. Other operating income includes a $235 thousand increase in bank owned life insurance, which was a new balance sheet category in the second half of 2003, and $36 thousand of income from EVB Mortgage, which was a joint venture entered into during the first quarter of 2004 with Southern Trust Mortgage. The $36 thousand of income was related to the loan volume generated in the third quarter, but the income wasn’t recognized until the fourth quarter of 2004. Realized gain on sale of securities increased $130 thousand to $303 thousand from $173 thousand in the prior year.

Noninterest income increased $792 thousand or 25.1% from 2002 to 2003, attributable to a $303 thousand increase in service charges on deposits, a $409 thousand increase in other operating income, and an $80 thousand increase in realized gain on sale of securities.

The following table shows the components of noninterest income for the periods indicated.

Noninterest Income:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Service charges on deposit accounts	$2,860	$2,399	$2,096
Gain (loss) on securities	303	173	93
Other operating income	1,421	1,372	963

	$4,584	$3,944	$3,152

Noninterest Expense

Total noninterest expense increased $3.9 million or 21.4% from $18.5 million in 2003 to $22.4 million in 2004. Salaries and benefits accounted for $2.7 million of the increase, increasing 27.3% to $12.7 million in 2004 compared to $10.0 million in 2003. The increase in salaries and benefits was the result of additions to staff related to the opening of the new Gloucester Point office that opened in late first quarter 2003 and the acquisition of three new offices divested by BB&T/First Virginia Bank-Hampton Roads in the fourth quarter of 2003. EVB had a full year impact in 2004 for staff additions at these branches. In addition, several staff members were added to comply with internal control compliance related to SOX and to add additional infrastructure to position the Company for future growth. Other personnel expenses included a $341 thousand or 56.8% increase in pension expense related to adding the Hanover Bank subsidiary and the staff of the three branches acquired in September 2003 to the pension plan, a $204 thousand or 26.6% increase in employee medical insurance, and normal increases in salaries and other benefits. The total number of officers and staff increased by 39 or 16.0% to 283 at year end 2004, compared to 244 at year end 2003.

Net occupancy and equipment expense increased $614 thousand or 23.1% to $3.3 million for 2004, from $2.7 million in 2003. The primary contributor to the increase was related to a full year of expenses for the three branches purchased from the BB&T/First Virginia Bank-Hampton Roads divesture. They accounted for $402 thousand of the overall increase in net occupancy and equipment expense. Other operating expenses increased $611 thousand or 10.6% to $6.4 million in 2004 from $5.8 million in 2003. Primary contributors to this expense increase were $210 thousand of amortization of core deposit premium related to the acquisition of $66 million of deposits as part of the branch offices purchased from the BB&T/First Virginia Bank-Hampton Roads divesture, data processing fees of $160 thousand related to enterprise licensing fees associated with technology growth, and $82 thousand in telephone expense and $54 thousand in courier expense related to the four new branch offices opened and acquired in 2003. EVB spent approximately $300 thousand in consultant fees related to complying with the Sarbanes-Oxley Act of 2002 while budgeting only $100 thousand. The cost of complying with “SOX” was significant to the company and it is estimated that the reoccurring annual cost will be $100 thousand to maintain compliance.

Noninterest expense increased $3.9 million or 26.6% from $14.6 million in 2002 to $18.5 million in 2003. Salaries and benefits increased $1.9 million to $10.0 million in 2003 compared to $8.1 million in 2002. The increase in salaries and benefits was the result of additions to staff related to the opening of the Gloucester Point office and the acquisition of three new offices divested by BB&T/First Virginia Bank-Hampton Roads, $207 thousand increase in pension expense, $90 thousand increase in employee medical insurance, and normal increases in salaries and other benefits. Net occupancy and equipment expense increased $789 thousand or 42.2% to $2.7 million in 2003, from $1.9 million in 2002. Primary contributors to the increase in occupancy expense included $208 thousand from the four new branch offices, $205 thousand from the Corporate/Operations Center including the data center move expense, and $165 thousand in main frame computer depreciation. Other operating expenses increased $1.2 million or 25.0% to $5.8 million in 2003 from $4.6 million in 2002. Primary contributors to this expense increase were consultant fees up $335 thousand to $804 thousand as the Company focused on a re-engineering process; directors’ fees up $182 thousand including $151 thousand related to a stock grant to directors, printing and supplies expense up $145 thousand from expenses of establishing four new branch offices, Virginia bank franchise tax up $101 thousand related to the Company’s growth, and $70 thousand amortization of core deposit premium related to the acquisition of $66 million of deposits as part of the branch offices purchased from BB&T/First Virginia Bank-Hampton Roads.

The following table shows the components of noninterest expense for the periods indicated.

Noninterest Expense:

	Years Ended December 31
(dollars in thousands)	2004	2003	2002
Salaries and employee benefits	$12,737	$10,009	$8,084
Net occupancy and equipment	3,272	2,658	1,869
Consultant fees	772	804	469
Data processing	647	487	392
Printing and supplies	629	654	509
Telephone	479	397	352
Directors’ fees	342	468	286
Other operating expenses	3,530	2,978	2,622

Total noninterest expense	$22,408	$18,455	$14,583

Income Taxes

Income tax expense in 2004 increased $78 thousand to $2.63 million, up from $2.55 million in 2003 and $2.55 million in 2002. Income tax expense corresponds to an effective rate of 26.7%, 26.5 % and 27.7 % for the three years ended December 31, 2004, 2003, and 2002, respectively. The 20 basis point increase in effective tax rate resulted from decreased income on tax exempt securities from 2003 to 2004.

Note 9 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and EVB’s actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2004 and 2003. That Note (which is in Item 8 below) is incorporated by reference into this section of Management’s Discussion and Analysis.

Loan Portfolio

Loans, net of unearned income, increased to $512.6 million at December 31, 2004, up $25.7 million or 5.3% from $486.8 million at year-end 2003. The real estate loan portfolio increased by $37.3 million while the remainder of the loan portfolio decreased by $11.5 million. The primary contributor to low loan growth is the fact that EVB’s top loan officers spent a better part of the year focusing on Sarbanes-Oxley compliance. Each of the loan officers had an integral part in documenting, reviewing, and approving the internal controls in Loan Operations. This impact on loan growth was and is expected to be only temporary as the Company surpasses the initial implementation requirements of SOX. At year-end 2003, loans, net of unearned income, were $486.8 million, up $87.6 million or 22.0% from $399.1 million at year-end 2002. Loan growth in 2003 was primarily in the real estate portfolio which provided $82.0 million of the $87.6 million increase.

The following table shows the composition of the loan portfolio for the periods indicated.

	Years Ended December 31
(dollars in thousands)	2004	2003	2002	2001	2000
Commercial, industrial and agricultural loans	$46,629	$55,547	$46,926	$43,809	$34,807
Residential real estate mortgage	252,895	236,199	198,303	179,641	163,573
Real estate construction	23,675	20,199	15,684	10,708	9,021
Commercial real estate	131,580	114,426	74,806	49,239	36,183
Consumer loans	58,801	62,166	66,787	68,607	61,506
All other loans	96	86	191	650	448

Total loans	513,676	488,623	402,697	352,654	305,538
Less unearned income	(1,126)	(1,873)	(3,563)	(4,657)	(4,507)

Total loans net of unearned discount	512,550	486,750	399,134	347,997	301,031
Less allowance for loan losses	(6,676)	(6,495)	(5,748)	(5,234)	(4,408)

Net loans	$505,874	$480,255	$393,386	$342,763	$296,623

Remaining Maturities of Selected Loans

Year Ended December 31, 2004

(in thousands)

		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial & Agricultural	$31,898	$4,068	$—	$4,068	$8,690	$1,973	$10,663	$46,629
Real Estate Construction	$19,128	$2,966	$—	$2,966	$634	$947	$1,581	$23,675

Approximately 79.6% of EVB’s loan portfolio at December 31, 2004 was comprised of loans secured by real estate. Residential real estate mortgages made up 49.3% of the loan portfolio at that date as compared to 48.5% at year-end 2003 and 49.7% at year-end 2002. Commercial real estate loans increased from 23.5% of the total loan portfolio at year-end 2003 to 25.7% at year-end 2004. Real estate construction loans accounted for 4.6% of total loans outstanding at year-end 2004 and 4.1% at year-end 2003. The Company’s losses on loans secured by real estate have historically been low, averaging $45 thousand in net charge offs per year over the last five years. Consumer loans are the second largest component of EVB’s loan portfolio. Consumer loans were 11.3% of the loan portfolio at year-end 2004, and 12.4% and 15.8% at year-end 2003 and 2002 respectively. This portfolio component consists primarily of installment loans. Net consumer loans for household, family and other personal expenditures totaled $57.7 million at 2004 year-end, down $2.6 million from $60.3 million at 2003 year-end. General economic conditions and intense competition including zero interest financing by the automotive industry continued the trend that started in 2002, decreasing consumer loans both in absolute amount and percentage of the total loan portfolio. Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans decreased $8.9 million in total loans outstanding at year-end 2004 compared to 2003, with the percentage to total loans decreasing to 9.1% of the total loan portfolio from 11.4% at year-end 2003.

Consistent with its focus on providing community-based financial services, EVB generally does not make loans outside of its principal market region. The Company does not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. EVB further maintains a policy not to originate or purchase loans classified by regulators as highly-leveraged transactions or loans to foreign entities or individuals. The Company’s unfunded loan commitments, excluding credit card lines and letters of credit, at 2004 year-end totaled $60.6 million, up $13.6 million from $47.0 million at December 31, 2003. Unfunded loan commitments (excluding $11.1 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from Spring through Fall than at year-end. Historically, EVB’s loan collateral has been primarily real estate because of the nature of our market region.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. EVB’s ratio of nonperforming assets increased slightly in 2004 to a nonperforming asset level of 0.94% at year-end, compared to 0.84% at year-end 2003. Actual nonperforming assets increased to $4.8 million at year end 2004, compared to $4.1 million at year-end 2003. Net charge offs for 2004 increased $208 thousand or 23.4% to $1.1 million, compared to $890 thousand for the 2003 year.

Each of EVB’s subsidiary banks has a loan review function consisting of bank officers and board members. Additionally an independent credit review firm performs a review of loans for each of the banks, including a SFAS 114 review for determining specific reserves. The Company utilizes a risk-based evaluation system based on loan type, collateral and payment history to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

The Company’s decreased loan growth in 2004 allowed EVB to lower its loan loss allowance ratio to 1.30% at year-end, compared to 1.33% at December 31, 2003 and 1.44% at year-end 2002, respectively. For the same dates, the loan loss allowance to nonaccrual loans ratio was 208%, 159% and 177%, indicating that the allowance was adequate with respect to nonaccrual loans. The allowance for loan losses is subject to regulatory examinations which may take into account such factors as methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

The table on the following page shows loan charge-offs, loan recoveries, and loan loss provision for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Average loans outstanding, net of unearned income	$498,568	$431,051	$379,527	$319,165	$287,729
Allowance for loan losses, January 1	6,495	5,748	5,234	4,408	4,154
Loans charged off:
Commercial and agricultural	135	130	97	548	203
Real estate	56	46	43	38	78
Consumer	1,318	1,154	1,154	1,069	410

Total loans charged off	1,509	1,330	1,294	1,655	691
Recoveries:
Commercial and agricultural	48	56	10	1	106
Real estate	9	4	1	18	24
Consumer	354	380	282	279	168

Total recoveries	411	440	293	298	298

Net loans charged off	1,098	890	1,001	1,357	393
Provision for loan losses	1,279	1,637	1,515	2,183	647

Allowance for loan losses, December 31	$6,676	$6,495	$5,748	$5,234	$4,408

Ratio of allowance for loan losses to total loans outstanding, end of year	1.30%	1.33%	1.44%	1.50%	1.46%

Ratio of net charge-offs to average loans outstanding during the year	0.22%	0.21%	0.26%	0.43%	0.14%

The following table shows the allocation of allowance for loan losses at the dates indicated.

Allocation of Allowance for Loan Losses

At December 31:

	2004		2003		2002		2001		2000
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and agricultural	$1,299	9.08%	$1,365	11.41%	$1,270	11.76%	$1,407	12.59%	$1,260	11.56%
Real estate mortgage	1,002	49.22%	1,375	48.53%	1,206	49.68%	1,369	51.61%	1,398	54.34%
Real estate construction	206	4.61%	246	4.15%	157	3.93%	108	3.08%	32	3.00%
Commercial real estate	2,664	25.62%	1,455	23.51%	873	18.74%	537	14.15%	128	12.02%
Consumer	1,349	11.45%	1,808	12.39%	1,982	15.84%	1,602	18.38%	1,441	18.93%
Other loans	—	0.02%	—	0.01%	1	0.05%	3	0.19%	2	0.15%

Total allowance for balance sheet loans	6,520	100.00%	6,249	100.00%	5,489	100.00%	5,026	100.00%	4,261	100.00%
Unallocated	156		246		259		208		147

Total allowance for loan losses	$6,676		$6,495		$5,748		$5,234		$4,408

(Percent is loans in category divided by total loans)

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days or more, and other real estate owned, increased $719 thousand or 17.5% to $4.8 million at year-end 2004, while total loans outstanding increased $25.8 million or 5.3% to $512.6 million for the same period, thus increasing the ratio of nonperforming assets at year end to 0.94% of total loans and other real estate owned, compared to 0.84% at year end 2003. The Company had one loan of $1.5 million to a single borrower that went into nonaccrual status during the third quarter of 2004 and is currently in the process of foreclosure. The Company expects a full recovery of the loan balance based on the value of the collateral being well in excess of the loan amount. Excluding this one loan from the nonperforming asset calculation would have reduced the nonperforming assets to $3.3 million or 0.65% of total loans at year end 2004.

Nonperforming loans at year-end 2004 consisted of $3.9 million of loans secured by real estate in the Company’s market area, $363 thousand of commercial and agricultural loans and $521 thousand of consumer loans. Based on estimated fair values of the related collateral, management considers the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses. The total amount of unsecured nonaccrual loans was $40 thousand. Loans are placed on nonaccrual status at the time when the collection of principal and interest are considered to be doubtful. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $121 thousand and $131 thousand for the years 2004 and 2003, respectively.

The following table shows nonperforming assets at the dates indicated.

Nonperforming Assets

	At December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$3,217	$4,093	$3,240	$4,651	$1,967
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	1,614	19	28	9	520

Total nonperforming loans	4,831	4,112	3,268	4,660	2,487
Other real estate owned	—	—	155	—	378

Total nonperforming assets	$4,831	$4,112	$3,423	$4,660	$2,865

Nonperforming assets to total loans and other real estate owned	0.94%	0.84%	0.86%	1.34%	0.95%

Allowance for loan losses to nonaccrual loans	207.52%	158.69%	177.41%	112.52%	224.10%

Net charge-offs to average loans for the year	0.22%	0.21%	0.26%	0.43%	0.14%

Allowance for loan losses to year end loans	1.30%	1.33%	1.44%	1.50%	1.46%

Foregone interest income on nonaccrual loans	$121	$131	$114	$193	$104

Net charge offs in 2004 increased to $1.1 million from $890 thousand in 2003. Year 2004 net charge offs included $964 thousand of consumer loans, $87 thousand of commercial loans and $47 thousand of real estate loans. Although trends for credit quality factors continued to be stable, it is likely that EVB will continue provisions for loan losses in 2005. The primary factor for additional provision is growth in the loan portfolio and the level of net charge offs and nonperforming loans.

At December 31, 2004, the Company’s subsidiary banks reported $19.7 million in impaired loans. Loans are viewed as impaired based upon individual evaluations of discounted expected cash flows or collateral valuations. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

Securities

Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2004, the securities portfolio, at fair market value, was $133.7 million, a 5.5% decrease from $141.4 million at 2003 year-end. At December 31, 2003, the securities portfolio was $141.4 million, a 38.4% increase from $102.2 million at 2002 year-end. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of $597 thousand at December 31, 2004 and $2.1 million at 2003 year-end.

EVB follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to EVB’s historical philosophy. EVB does not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities at the dates indicated.

Investment Securities and Securities Available for Sale

At December 31:

	2004		2003		2002
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. Treasury and Agencies	$61,452	$61,305	$54,551	$54,813	$39,129	$40,186
States and political subdivisions	42,344	43,857	51,567	53,816	48,457	50,815
Other securities	28,992	28,531	32,066	32,798	10,650	11,209

Total available for sale	$132,788	$133,693	$138,184	$141,427	$98,236	$102,210

The following table presents the maturity schedule of securities at the date indicated.

Maturities of Securities Available for Sale

	December 31, 2004
	1 Year or Less		1 - 5 Years		5 - 10 Years		Over 10 years & Equity Securities		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$6,365	4.31%	$32,022	4.14%	$16,429	4.85%	$6,636	5.26%	$61,452	4.47%
States and political subdivisions	3,537	6.58%	14,051	6.37%	20,939	5.75%	3,817	6.14%	42,344	6.06%
Other securities	7,176	4.04%	8,096	6.52%	5,612	4.62%	8,108	6.05%	28,992	5.86%

Total securities	$17,078	4.67%	$54,169	5.08%	$42,980	5.26%	$18,561	5.78%	$132,788	5.28%

Yields on tax exempt securities have been calculated on a tax equivalent basis.

See Note 3 to the Consolidated Financial Statements (see Item 8 below) for an analysis of gross unrealized gains and losses in the securities portfolio.

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

EVB experienced slower deposit growth in 2004, as the Company spent less effort to attract higher rate deposits due to the Company having excess deposits as a result of the $66 million of deposits acquired versus the $28 million in loans acquired from the purchase of three branches in the BB&T/First Virginia Bank-Hampton Roads divesture in September 2003. Total deposits at December 31, 2004 of $589.9 million reflected an increase of $8.7 million or 1.5% compared to $581.1 million at 2003 year-end. Noninterest-bearing deposits increased $6.8 million or 8.5% to $86.8 million at 2004 year-end compared to $80.0 million at December 31, 2003. During the same period, interest-bearing deposits increased 0.4% to $503.0 million at 2004 year-end, compared to $501.1 million at December 31, 2003. While these figures are as of a specific day at year-end, it is also meaningful to review average deposits for the year. For 2004, average total deposits of $592.4 million reflected a 18.1% increase over the 2003 average of $501.6 million. All deposit categories reflected an increase in average deposits for 2004.

Total deposits at 2003 year-end of $581.1 million reflected an increase of $112.0 million or 23.9% compared to $469.1 million at 2002 year-end. The significant deposit growth in 2003 was fueled by the acquisition of $66.0 million of deposits related to the purchase of three BB&T/First Virginia Bank-Hampton Roads branch offices. Average deposits for 2003 were $501.6 million, an increase of 15.8% or $68.3 million compared to 2002 average deposits of $433.3 million. All categories of deposits experienced an increase in average deposits for 2003.

The following table presents average deposits balances and rates for the periods indicated.

Average Deposits and Rates Paid

	Years Ended December 31
	2004		2003		2002
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$83,841		$61,055		$47,483
Interest-bearing deposits:
NOW accounts	79,094	0.54%	61,177	0.54%	50,082	1.24%
Money market accounts	57,103	0.91%	45,696	1.08%	41,877	1.95%
Regular savings accounts	128,041	1.01%	119,547	1.22%	97,969	2.06%
Large denomination certificates	64,611	3.29%	53,098	3.54%	46,433	4.28%
Other certificates of deposit	179,748	2.88%	161,063	3.21%	149,409	4.04%

Total interest-bearing	508,597	1.83%	440,581	2.12%	385,770	2.98%

Total average deposits	$592,438		$501,636		$433,253

The following table presents the maturity schedule of large denomination certificates at the dates indicated.

Maturities of Large Denomination Certificates of Deposit (1)

(dollars in thousands)	Within 3 Months	3-12 Months	1-3 Years	Over 3 Years	Total	Percent of Total Deposits
At December 31, 2004	$9,997	$19,153	$22,745	$12,623	$64,518	10.94%
At December 31, 2003	$4,430	$19,912	$19,945	$16,140	$60,427	10.40%
At December 31, 2002	$3,834	$18,043	$15,288	$10,758	$47,923	10.22%

(1)	Certificates issued in amounts of $100,000 or greater

Capital Resources

Capital resources are managed to maintain a capital structure that provides the Company the ability to support asset growth, absorb potential losses and expand EVB’s franchise when appropriate. Capital represents original investment by shareholders along with retained earnings and provides financial resources over which management can exercise greater control as compared to deposits and borrowed funds.

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2004, EVB had a total capital ratio of 13.86% and a Tier 1 ratio of 12.61%, both far in excess of regulatory guidelines and the amount needed to support each subsidiary’s banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, the Company announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. The Company repurchased 9,345 shares in 2004, 12,500 shares in 2003, 61,264 shares in 2002, and 50,274 shares in 2001.

The following table provides an analysis of the Company’s capital as of December 31, 2004, 2003, and 2002. Note 19 in the Consolidated Financial Statements (see Item 8 below) presents an analysis of the capital position of each of the subsidiary banks as of year-end 2004, 2003 and 2002:

Analysis of Capital

	December 31
(dollars in thousands)	2004	2003	2002
Tier 1 capital:
Common stock	$9,763	$9,734	$9,717
Retained earnings	49,403	44,682	40,063

Total equity	59,166	54,416	49,780
Trust preferred debt	10,000	10,000	—
Less goodwill and intangibles	(7,335)	(7,614)	—

Total Tier 1 capital	61,831	56,802	49,780

Tier 2 capital:
Allowance for loan losses	6,134	5,729	4,506

Total risk-based capital	67,965	62,531	54,286

Risk-weighted assets	490,196	457,566	359,228

Capital ratios:
Tier 1 risk based capital	12.61%	12.41%	13.86%
Total risk based capital	13.86%	13.67%	15.11%
Tier 1 capital to average total assets	8.90%	8.54%	9.39%

Off -Balance Sheet Arrangements

At December 31, 2004, the Company had $67.7 million of off-balance sheet credit exposure in the form of $65.3 million of commitments to grant loans and unfunded commitments under lines of credit, $2.3 million of standby letters of credit and $46 thousand of private label credit card guarantees. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. EVB’s management of liquid assets provides a liquidity level which management believes is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs. At December 31, 2004, $188.2 million or 29.2% of total earning assets were due to mature or reprice within the next year.

EVB also maintains additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with lines of credit with the Federal Home Loan Bank totaled $155.8 million at December 31, 2004. At year-end 2004, the Company had $22.9 million of FHLB borrowings outstanding. No new FHLB borrowings occurred in 2004.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.

Contractual Obligations as of December 31, 2004

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Long-term debt	$33,167	$1,429	$2,858	$2,858	$26,022
Capital lease obligations	—	—	—	—	—
Operating leases	1,432	202	307	263	660
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$34,599	$1,631	$3,165	$3,121	$26,682

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

Accounting Rule Changes

Refer to Note 1 of the audited financial statements, in Item 8 below, for Recent Accounting Pronouncements.

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

EVB does not hold or issue financial instruments for trading purposes. It does hold in its loan and security portfolio investments that adjust or float according to changes in the “prime” lending rate which is not considered speculative, but necessary for good asset/liability management.

Asset/Liability Risk Management: The primary goals of asset/liability risk management are to maximize net interest income and the net value of EVB’s future cash flows within the interest rate limits set by the Company’s Asset/Liability Committee (ALCO).

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap at year-end was (-4.25%) which is within the policy limit for the one year gap of plus 15% to minus 15% of total earning assets at a combined Company level.

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

The most recent earnings simulation model projects net income would increase approximately 4.15% of stable rate net income if rates were to fall immediately by 200 basis points. It projects a decrease of approximately 13.21% if rates rise by 200 basis points. Management believes this reflects a liability sensitive interest risk for the one-year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 26.05%. Additionally, NPV is estimated to increase by 15.77% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	December 31
	2004	2003
Static 1-Year Cumulative Gap	-4.25%	-2.06%
1-year net income simulation projection:
-200 basis point shock vs. stable rate	4.15%	-7.20%
+200 basis point shock vs. stable rate	-13.21%	-9.37%
Static net present value change:
-200 basis point shock vs. stable rate	15.77%	11.99%
+200 basis point shock vs. stable rate	-26.05%	-20.15%

The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened. Management projects interest rates to increase 125 to 175 basis points gradually in 2004.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Income for the three years ended December 31, 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2004

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2004

•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The management of Eastern Virginia Bankshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2004, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

Yount, Hyde and Barbour, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which states an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant _

The response to this Item is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2005 annual meeting of shareholders and to the information under the caption “Executive Officers of the Registrant” following Item 4 above.

Audit Committee Chairman Leslie E. Taylor, CPA fulfills the applicable standard as an independent audit committee financial expert.

The Company has adopted a Code of Business Conduct and Ethics covering the Chief Executive Officer, Chief Financial Officer, Accounting Manager and Controller as well as all other officers and staff of the Company. This Code requires the signature annually of each officer and staff member of the Company. This Code is posted on the Company’s website at www.evb.org under the heading General Information.

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the caption “Executive Compensation”, “Stock Options”, “Employee Benefit Plans”, “Compensation Committee, “Interlocks and Insider Participation”, “Employment Contracts and Termination and Change in Control Arrangements” and “Director Compensation” in EVB’s Proxy Statement for the 2005 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this Item is incorporated by reference to the information under the caption “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” in EVB’s Proxy Statement for the 2005 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption “Transactions with Management” in EVB’s Proxy Statement for the 2005 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Public Accountants” and “Pre-Approved Services” in EVB’s Proxy Statement for the 2005 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following exhibits are filed as part of this form 10-K and this list includes the Exhibit Index.

Exhibit Number
3.1	Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 17, 2004, attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated by reference.

10.2	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin, attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.3	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.4	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joseph H. James, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.5	Employment Agreement dated as of March 25, 2004, between Hanover Bank and William E. Martin Jr.

10.6	Employment Agreement dated as of August 11, 2004, between Bank of Northumberland, Inc. and Lewis R. Reynolds.

13.1	Excerpt from the 2004 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2004 Annual Report to Shareholders with respect to Selected Financial Data.

14.	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.)

To the Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Eastern Virginia Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Eastern Virginia Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 11, 2005

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	(dollars in thousands)
	2004	2003
Assets

Cash and due from banks	$17,714	$19,640
Federal funds sold	83	23
Securities available for sale, at fair value	133,693	141,427
Loans, net of allowance for loan losses of $6,676 in 2004 and $6,495 in 2003	505,874	480,255
Deferred income taxes	1,411	703
Bank premises and equipment, net	15,613	14,456
Accrued interest receivable	2,991	3,317
Goodwill	5,725	5,725
Other assets	13,223	11,936

Total assets	$696,327	$677,482

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing demand accounts	$86,848	$80,046
Interest bearing deposits	503,030	501,103

Total deposits	589,878	581,149
Federal funds purchased	8,400	—
Federal Home Loan Bank Advances	22,857	24,286
Trust preferred debt	10,310	10,310
Accrued interest payable	839	864
Other liabilities	4,280	4,317
Commitments and contingent liabilities	—	—

Total liabilities	636,564	620,926

Shareholders’ Equity
Common stock of $2 par value per share; authorized 50,000,000 shares; issued and outstanding, 4,881,544 in 2004 and 4,866,801 in 2003	9,763	9,734
Retained earnings	49,403	44,682
Accumulated other comprehensive income, net	597	2,140

Total shareholders’ equity	59,763	56,556

Total liabilities and shareholders’ equity	$696,327	$677,482

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003 and 2002

	(dollars in thousands, except per share data)
	2004	2003	2002
Interest and Dividend Income
Loans and fees on loans	$33,298	$30,604	$29,335
Interest on investments:
Taxable interest income	4,313	3,325	2,789
Tax exempt interest income	1,933	2,076	1,862
Dividends	147	105	123
Interest on Federal funds sold	53	95	139

Total interest and dividend income	39,744	36,205	34,248

Interest Expense
Deposits	9,291	9,326	11,482
Federal funds purchased	14	17	7
Interest on FHLB advances	1,026	960	618
Interest on Trust preferred debt	439	118	—

Total interest expense	10,770	10,421	12,107

Net interest income	28,974	25,784	22,141
Provision for Loan Losses	1,279	1,637	1,515

Net interest income after provision for loan losses	27,695	24,147	20,626
Noninterest Income
Service charges on deposit accounts	2,860	2,399	2,096
Gain on sale of available for sale securities	303	173	93
Other operating income	1,421	1,372	963

Total noninterest income	4,584	3,944	3,152

Noninterest Expenses
Salaries and benefits	12,737	10,009	8,084
Occupancy expense of premises	3,272	2,658	1,869
Printing and supplies	629	654	509
Telephone	479	397	352
Directors’ fees	342	468	286
Data processing	647	487	392
Consultant fees	772	804	469
Other operating expenses	3,530	2,978	2,622

Total noninterest expense	22,408	18,455	14,583

Income before income taxes	9,871	9,636	9,195
Income Tax Expense	2,631	2,553	2,546

Net income	$7,240	$7,083	$6,649

Earnings Per Share, basic	$1.49	$1.46	$1.36

Diluted earnings per share	$1.48	$1.46	$1.36

Dividends Per Share	$0.60	$0.57	$0.54

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	(dollars in thousands)
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$7,240	$7,083	$6,649
Adjustments to reconcile net income to cash provided by operating activities:
Loss from equity investment in partnership	—	—	12
Depreciation and amortization	2,055	1,577	1,006
Deferred tax provision	86	139	122
Provision for loan losses	1,279	1,637	1,515
(Gain) realized on fixed assets	(1)	(13)	—
(Gain) realized on available for sale securities	(303)	(173)	(93)
Accretion and amortization on securities, net	926	410	61
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	326	(390)	(187)
(Increase) in other assets and goodwill	(890)	(7,840)	(63)
Increase (decrease) in accrued interest payable	(25)	39	(238)
Increase (decrease) in other liabilities	(37)	1,372	(1,622)

Net cash provided by operating activities	10,656	3,841	7,162

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	23,984	12,601	2,463
Maturities and principal repayments of securities available for sale	42,174	45,153	27,012
Purchases of securities available for sale	(61,780)	(98,115)	(37,260)
Proceeds from sale of other real estate	—	155	—
Net (increase) in loans	(26,898)	(60,170)	(52,293)
Purchases of bank premises and equipment	(3,212)	(4,691)	(2,780)
Acquisition of branches, net of cash acquired	—	26,090	—
Proceeds from sale of bank premises and equipment	—	209	—

Net cash (used in) investing activities	(25,732)	(78,768)	(62,858)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(continued)

	(dollars in thousands)
	2004	2003	2002
Cash Flows from Financing Activities
Net increase in demand deposit accounts, interest-bearing demand deposits and savings accounts	4,575	35,889	50,008
Net increase in certificates of deposit	4,154	10,107	10,869
Proceeds from Federal Home Loan Bank advances	—	10,000	10,000
Repayments of Federal Home Loan Bank advances	(1,429)	(714)	(1,000)
Proceeds from issuance of trust preferred debt	—	10,000	—
Increase in federal funds purchased	8,400	—	—
Repurchases and retirement of stock	(191)	(239)	(1,069)
Exercise of stock options	—	—	32
Issuance of common stock under dividend reinvestment plan	405	359	319
Stock-based compensation	85	50	57
Director stock grant	131	151	—
Dividends paid	(2,920)	(2,768)	(2,637)

Net cash provided by financing activities	13,210	62,835	66,579

Cash and Cash Equivalents
Beginning of year	19,663	31,755	20,872
Net increase (decrease) in cash and cash equivalents	(1,866)	(12,092)	10,883

End of year	$17,797	$19,663	$31,755

Supplemental Disclosures of Cash Flow Information
Cash payments for Interest	$10,795	$10,382	$12,345

Cash payments for Income taxes	$2,967	$2,521	$2,406

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$—	$—	$155

Unrealized gain (loss) on securities available for sale	$(2,337)	$(732)	$2,515

Details of acquisition of branches:

Fair value of assets acquired	$—	$31,946	$—
Fair value of liabilities assumed	—	(66,052)	—
Purchase price in excess of net assets acquired	—	7,099	—

Cash received	—	(27,007)	—
Less cash acquired	—	917	—

Net cash received for acquisition	$—	$(26,090)	$—

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$9,802	$36,627	$963		$47,392
Comprehensive income:
Net income - 2002	—	6,649	—	$6,649	6,649
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $887)	—	—	—	1,722	—
Reclassification adjustment, (net of tax, $32)	—	—	—	(62)	—

Other comprehensive income (net of tax, $855)	—	—	1,660	1,660	1,660

Total comprehensive income	—	—	—	$8,309	—

Cash dividends declared	—	(2,637)	—		(2,637)
Exercise of stock options	4	28	—		32
Stock-based compensation	—	57	—		57
Issuance of common stock under dividend reinvestment plan, net	37	282	—		319
Shares purchased and retired	(126)	(943)	—		(1,069)

Balance, December 31, 2002	$9,717	$40,063	$2,623		$52,403
Comprehensive income:
Net income - 2003	—	7,083	—	$7,083	7,083
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $190)	—	—	—	(369)	—
Reclassification adjustment, (net of tax, $59)	—	—	—	(114)	—

Other comprehensive income (net of tax, $249)	—	—	(483)	(483)	(483)

Total comprehensive income	—	—	—	$6,600	—

Cash dividends declared	—	(2,768)	—		(2,768)
Stock-based compensation	—	50	—		50
Director stock grant	12	139			151
Issuance of common stock under dividend reinvestment plan, net of repurchases	30	329	—		359
Shares purchased and retired	(25)	(214)	—		(239)

Balance, December 31, 2003	$9,734	$44,682	$2,140		$56,556
Comprehensive income:
Net income - 2004	—	7,240	—	$7,240	7,240
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, ($898))	—	—	—	(1,743)	—
Reclassification adjustment, (net of tax, $103)	—	—	—	200	—

Other comprehensive income (net of tax, $795)	—		(1,543)	(1,543)	(1,543)

Total comprehensive income	—	—	—	$5,697	—

Cash dividends declared	—	(2,920)	—		(2,920)
Stock-based compensation	—	85	—		85
Director stock grant	13	118	—		131
Issuance of common stock under dividend reinvestment plan, net of repurchases	35	370	—		405
Shares purchased and retired	(19)	(172)	—		(191)

Balance, December 31, 2004	$9,763	$49,403	$597		$59,763

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

The Company’s primary activity is retail banking. Through its bank subsidiaries the Company provides full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa and MasterCard revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 21 branches at 2004 year end, the banks serve diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Middlesex, Richmond, Northumberland, Southampton, Surry and Sussex. Ancillary services provided by the banks include travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The largest majority of the Company’s revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services. The Company also owns EVB Statutory Trust I, a limited purpose entity that was created in 2003 for the purpose of issuing the EVB’s trust preferred debt.

The banks jointly own EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and EVB Insurance, Inc. EVB Investments, Inc. has a 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. EVB Financial Services, Inc. also has a 75% ownership interest in EVB Title, LLC and a 50% ownership interest in EVB Mortgage, Inc. EVB Title, Inc sells title insurance, while EVB Insurance, Inc. has invested in a limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks. Bank of Northumberland has an ownership interest in Bankers Title, LLC, which provides title insurance services. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. The financial position and operating results of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company accounts for these investments on the equity method.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc. and all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. FASB interpretation No. 46 (R) requires that the Company no longer consolidate EVB Statutory Trust I. The subordinated debt of the trust is reflected as a liability of the Company.

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

Notes to Consolidated Financial Statements

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Company’s market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge- offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans, except credit cards and residential mortgage loans is automatically discontinued at the time the loan is 90 days delinquent. Credit card loans and other personal loans are typically charged off before reaching 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans that are deemed to be impaired (i.e. probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (i.e. loans with risk characteristics unique to an individual borrower) or an aggregate basis (i.e. loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest at the earlier of the date when the collectibility of such interest becomes doubtful or the impaired loan becomes 90 days past due in payment of either interest or principal.

Notes to Consolidated Financial Statements

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought within 90 days of being current and future payments are reasonably assured.

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loss experience, the value and adequacy of collateral, and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.

The allowance consists of specific, general and unallocated components. The specific component generally relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify the individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Notes to Consolidated Financial Statements

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Land is carried at cost with no depreciation. Depreciation is charged to expense over the estimated useful lives of the assets, ranging from three to twenty years, and is computed using the straight-line or declining-balance method for financial reporting purposes. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plan

At December 31, 2004, the Company had one stock-based compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” Stock-based compensation costs included in salaries and benefit expense totaled $85 thousand for the year 2004, $50 thousand for the year 2003 and $57 thousand for the year 2002.

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

Pension Plan

The Company has a defined benefit pension plan covering employees meeting certain age and service requirements. The Company computes the net periodic pension cost of the plan in accordance with FASB No. 87, “Employers’ Accounting for Pensions.” See Note 10.

Advertising

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $282 thousand, $248 thousand, and $318 thousand for the three years ended December 31, 2004, 2003 and 2002, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 7 years. Core deposit intangible, net of amortization amounted to $1.6 million and $1.9 million at December 31, 2004 and 2003 respectively.

Notes to Consolidated Financial Statements

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 also prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence.

Goodwill totaled $5.7 million at both December 31, 2004 and 2003. The goodwill is not amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges in 2004 or 2003.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities or transactions constitute the Company’s FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

Notes to Consolidated Financial Statements

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

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed. Management does not believe that adoption of EITF 03-1 will have any impact on the Company.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Notes to Consolidated Financial Statements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. FASB No. 123 has no impact on the Company because the Company has expensed stock options since its first grant of options in 2002.

Note 2.	Cash and Due From Banks

To comply with Federal Reserve Regulations, the Company’s subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amounts of daily average required balances were approximately $5.6 million and $7.0 million.

Note 3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,434	$76	$194	$33,316
Mortgage-backed securities	28,017	116	145	27,988
Obligations of state/political subdivisions	42,345	1,596	83	43,858
Corporate and Other securities	25,620	326	787	25,159
Restricted securities	3,372	—	—	3,372

Total	$132,788	$2,114	$1,209	$133,693

Notes to Consolidated Financial Statements

	December 31, 2003
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$40,499	$146	$98	$40,547
Mortgage-backed securities	14,051	253	39	14,265
Obligations of state/political subdivisions	51,568	2,350	101	53,817
Corporate and Other securities	28,938	1,019	287	29,670
Restricted securities	3,128	—	—	3,128

Total	$138,184	$3,768	$525	$141,427

The following is a comparison of amortized cost and estimated fair values of the Company’s securities by contractual maturity at December 31, 2004. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalty.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,078	$16,905
Due after one year through five years	54,169	54,638
Due after five years through ten years	42,980	43,665
Due after ten years	15,189	15,113
Restricted securities	3,372	3,372

Total	$132,788	$133,693

At December 31, 2004, investments in an unrealized loss position that are temporarily impaired are:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$15,221	$158	$1,464	$36	$16,685	$194
Mortgage-backed securities	21,595	233	1,097	22	22,692	255
States and political subdivisions	2,259	22	2,324	61	4,583	83
All other securities including CMO’s	10,696	451	1,245	226	11,941	677

	$49,771	$864	$6,130	$345	$55,901	$1,209

The unrealized loss positions at December 31, 2004 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions of less than 12 months duration at 2004 year included 14 federal agencies, 26 mortgage-backed securities, 10 corporate bonds, 6 municipal bonds, 3 CMO’s and 1 federal agency preferred stock. Securities with losses of one year or greater duration included 2 federal agencies, 3 mortgage-backed securities, 7 municipal bonds and 1 agency preferred stock.

Notes to Consolidated Financial Statements

At December 31, 2003, investments in an unrealized loss position that were temporarily impaired were:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$9,241	$97	$—	$—	$9,241	$97
Mortgage-backed securities	3,360	40	—	—	3,360	40
States and political subdivisions	5,015	101	—	—	5,015	101
All other securities including CMO’s	9,828	287	—	—	9,828	287

	$27,444	$525	$—	$—	$27,444	$525

The unrealized loss positions at December 31, 2003 were directly related to interest rate movements, and all securities were investment grade or better. Bonds with unrealized loss positions at 2003 year end included 8 federal agencies, 10 mortgage-backed securities, 7 corporate bonds, 15 municipal bonds and 1 federal agency preferred stock, all with losses less than 12 months in duration.

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities available for sale amounted to $24.0 million, $12.6 million, and $2.5 million, respectively. Gross realized gains amounted to $303 thousand, $173 thousand, and $93 thousand in 2004, 2003 and 2002 respectively. The book value of securities pledged to secure public deposits and other purposes amounted to $16.8 million and $16.4 million at December 31, 2004 and 2003, respectively.

Note 4.	Loans

The following is a comparison of loans by type that were outstanding at December 31, 2004 and 2003.

	2004	2003
	(in thousands)
Real estate - construction	$23,675	$20,199
Real estate - mortgage	252,895	236,199
Commercial real estate	131,580	114,426
Commercial, industrial and agricultural loans	46,629	55,547
Loans to individuals for household, family and other consumer expenditures	58,801	62,166
All other loans	96	86

Total gross loans	513,676	488,623
Less unearned income and deferred loan fees	(1,126)	(1,873)
Less allowance for loan losses	(6,676)	(6,495)

Total net loans	$505,874	$480,255

Notes to Consolidated Financial Statements

Note 5.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$6,495	$5,748	$5,234
Provision charged against income	1,279	1,637	1,515
Recoveries of loans charged off	411	440	293
Loans charged off	(1,509)	(1,330)	(1,294)

Balance at end of year	$6,676	$6,495	$5,748

The following is a summary of information pertaining to impaired loans:

	December 31
	2004	2003	2002
	(in thousands)
Impaired loans for which an allowance has been provided	$19,657	$822	$311

Allowance related to impaired loans	$2,383	$124	$6

Average balance of impaired loans	$5,068	$690	$576

Interest income recognized and collected on impaired loans	$1,046	$40	$52

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $850 thousand, and $3.3 million at December 31, 2004 and 2003. If interest on these loans had been accrued such income would have approximated $32 thousand and $111 thousand, respectively. Loans past due and still accruing interest amounted to $1.61 million, $19 thousand and $28 thousand at December 31, 2004, 2003 and 2002, respectively.

Note 6.	Related Party Transactions

Loans to directors and officers totaled $22.9 million and $16.6 million at December 31, 2004 and 2003, respectively. New advances to directors and officers totaled $11.0 million and repayments totaled $4.7 million in the year ended December 31, 2004.

Note 7.	Bank Premises and Equipment

	2004	2003
	(in thousands)
Land and improvements	$2,972	$2,972
Buildings	11,512	11,288
Furniture, fixtures and equipment	10,719	9,795
Construction in progress	2,428	365

	27,631	24,420
Less accumulated depreciation	12,018	9,964

	$15,613	$14,456

Notes to Consolidated Financial Statements

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

Depreciation and amortization expense amounted to $2.1 million, $1.6 million and $1.0 million for 2004, 2003 and 2002, respectively.

Note 8.	Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $64.5 million and $60.4 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

(in thousands)

2005	$112,938
2006	32,855
2007	54,074
2008	22,718
2009	18,544
2010	3

Total	$241,132

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $232 thousand and $349 thousand, respectively.

Notes to Consolidated Financial Statements

Note 9.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003.

	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,079	$1,854
Interest on nonaccrual loans	41	44
Organizational costs	10	21

	2,130	1,919

Deferred tax liabilities:
Net unrealized gain on available for sale securities	308	1,102
Depreciation and amortization	246	26
FHLB dividend	8	8
Pension liability	—	8
Goodwill and other intangible assets	112	28
Other	45	44

	719	1,216

Net deferred tax assets	$1,411	$703

Income tax expense charged to operations for the years ended December 31, 2004, 2003 and 2002, consists of the following:

	2004	2003	2002
	(in thousands)
Currently payable	$2,545	$2,414	$2,424
Deferred tax provision	86	139	122

	$2,631	$2,553	$2,546

The income tax provision differs from the amount of income tax determined by applying the U.S.

Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002, due to the following:

	2004	2003	2002
	(in thousands)
Expected tax expense at statutory rate (34%)
Increase (decrease) in taxes resulting from:	$3,356	$3,276	$3,126
Tax exempt interest	(618)	(655)	(568)
Other	(107)	(68)	(12)

	$2,631	$2,553	$2,546

Notes to Consolidated Financial Statements

Note 10.	Employee Benefit Plans

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

Information about the plan follows:

	2004	2003	2002
	(in thousands)
Change in Benefit Obligation
Benefit obligation, beginning	$8,189	$6,237	$5,466
Service cost	792	428	362
Interest cost	529	433	408
Plan amendment	—	137	—
Actuarial (gain) loss	1,473	1,063	267
Benefits paid	(1,114)	(109)	(266)

Benefit obligation, ending	$9,869	$8,189	$6,237

Change in Plan Assets
Fair value of plan assets, beginning	$6,018	$4,435	$4,722
Actual return on plan assets	782	1,069	(470)
Employer contributions	909	623	449
Benefits paid	(1,114)	(109)	(266)

Fair value of plan assets, ending	$6,595	$6,018	$4,435

Funded status	$(3,274)	$(2,171)	$(1,802)
Unrecognized net actuarial loss	3,084	1,978	1,672
Unrecognized net obligation at transition	14	18	22
Unrecognized prior service cost	210	231	108

Prepaid (accrued) benefit cost included in other assets (other liabilities)	$34	$56	$—

Accumulated Benefit Obligation	$5,772	$5,179	$4,156

Components of Net Periodic Benefit Cost
Service cost	$792	$428	$362
Interest cost	529	433	408
Expected return on plan assets	(480)	(370)	(394)
Amortization of prior service cost	22	14	14
Amortization of net obligation at transition	4	4	4
Recognized net actuarial (gain) loss	64	58	—

Net periodic benefit cost	$931	$567	$394

Weighted-Average Assumptions for Benefit Obligation as of September 30
Discount rate	6.00%	6.50%	7.00%
Long-term rate of return	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Notes to Consolidated Financial Statements

	2004	2003	2002
	(in thousands)
Weighted-Average Assumptions for Net Periodic Benefit Cost as of September 30
Discount rate	6.50%	7.00%	7.00%
Long-term rate of return	8.50%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Long Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was decreased effective October 1, 2004 from 6.50% to 6.00%, resulting in an increase in plan expense for 2005.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company’s estimate of contributions to the plan for 2005 is $1.3 million.

The pension plan’s weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets
	2004	2003
Asset Category:
Mutual funds - fixed income	20%	21%
Mutual funds - equity	80%	79%

Total	100%	100%

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

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable

Notes to Consolidated Financial Statements

costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
10/1/2004 - 9/30/2005	$109,326
10/1/2005 - 9/30/2006	164,271
10/1/2006 - 9/30/2007	180,409
10/1/2007 - 9/30/2008	213,792
10/1/2008 - 9/30/2009	217,397
10/1/2009 - 9/30/2014	2,223,403

401(k) Plan

The Company has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. The Company has elected to contribute amounts not to exceed 50% of the first 6% of the employee’s contribution. Contributions to this Plan by the Company of $186 thousand, $114 thousand and $105 thousand were included in expenses for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 11.	Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders. 30,150 shares were excluded from the 2004 and 2003 calculations because their effects were anti-dilutive.

	Years Ended December 31
	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,873,271	$1.49	4,858,087	$1.46	4,883,633	$1.36
Effect of dilutive securities, stock options	10,288	(0.01)	10,161	—	2,891	—

Diluted earnings per share	4,883,559	$1.48	4,868,248	$1.46	4,886,524	$1.36

Note 12.	Stock Compensation Plan

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

Notes to Consolidated Financial Statements

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend rate:	2.78%	2.81%	2.97%
Price volatility:	24.99%	23.07%	20.76%
Risk-free interest rate:	4.95%	4.69%	5.54%
Expected life:	10 years	10 Years	10 Years

The following table presents the status of the plans at December 31, 2004, 2003 and 2002, and changes during the years then ended:

		2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	58,095	$22.88	30,555	$16.10	—	$—
Granted	44,575	19.92	31,500	28.60	32,555	16.10
Exercised	—	—	—	—	(2,000)	16.10
Forfeited	(2,575)	23.25	(3,960)	16.10	—	—

Outstanding at December 31, 2004	100,095	$21.55	58,095	$22.88	30,555	$16.10

Weighted average fair value of options granted during the year		$5.78		$11.58		$7.34

No shares were exercisable at December 31, 2004, December 31, 2003 and December 31, 2002.

The status of the options outstanding at December 31, 2004 is as follows:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term
$ 16.10	25,770	7.3 years
28.60	30,150	8.7 years
19.92	44,175	9.5 years

Total	100,095	8.7 years

Notes to Consolidated Financial Statements

Note 13.	Commitments and Contingent Liabilities

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

Hanover Bank leases office space at Hanover Green Drive in Mechanicsville, Virginia under an operating lease. The lease was entered into on May 27, 2004 and provides for a term of five years expiring May 31, 2009 with three renewal options of five years each.

Southside Bank leases office space at the Glenns intersection of Routes 17 and 33 in Gloucester County, Virginia under an operating lease. The lease was entered into on June 30, 2004 and provides for a term of 10 years with three renewal options of five years each.

Total rent expense was $202 thousand, $151 thousand and $135 thousand for 2004, 2003, and 2002, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancelable lease agreements:

(in thousands)

2005	$202
2006	176
2007	131
2008	131
2009	132
2010	135
2011	138
2012	141
2013	140
2014	88
2015	18

$1,432

Notes to Consolidated Financial Statements

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

Note 14.	Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2004, retained net income, which was free of restriction, amounted to $13.7 million.

Note 15.	Long-Term Debt

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2004 the Company’s Federal Home Loan Bank (FHLB) debt consisted of advances of $22.9 million, $5 million of which is callable in 2005 and another $5 million which is callable in 2007. $7.9 million is in advances which are payable semi-annually over a seven-year period beginning in 2003. The advances mature through 2012. At December 31, 2004, the interest rates ranged from 3.10% to 5.92% with a weighted average interest rate of 4.38%. Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $144.6 million.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

(in thousands)

2005	$1,429
2006	1,429
2007	1,429
2008	1,429
2009	1,429
2010	5,712
2012	10,000

$22,857

The Company has unused lines of credit totaling $11.2 million with nonaffiliated banks as of December 31, 2004.

Trust Preferred Securities

On September 5, 2003, EVB Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a LIBOR indexed floating rate of interest. The interest rate at December 31, 2004 was 5.45%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust in $10.310 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust

Notes to Consolidated Financial Statements

preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($10 million) of trust preferred securities issued by the Trust can be included in the Company’s Tier I capital.

The obligations of the Company with respect to the issuance of the capital securities constituted a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

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

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2004	2003
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$65,278	$56,905
Standby letters of credit	2,343	1,351
Private label credit card guarantees	46	47

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

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2004 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $6.4 million.

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

At December 31, 2004 and 2003, the fair value of loan commitments and standby letters of credit are immaterial.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$17,797	$17,797	$19,663	$19,663
Securities - available for sale	133,693	133,693	141,427	141,427
Loans, net	505,874	511,890	480,255	496,104
Accrued interest receivable	2,991	2,991	3,317	3,317

Financial liabilities:
Noninterest-bearing deposits	$86,848	$86,848	$80,046	$80,046
Interest-bearing deposits	503,030	504,700	501,103	506,380
Federal Home Loan Bank advances	22,857	23,500	24,286	25,443
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	839	839	864	864
Short-term borrowings	8,400	8,400	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, based on regulatory guidelines, the Company believes that the subsidiary banks are well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

Notes to Consolidated Financial Statements

The Company’s and the Banks’ actual capital amounts and ratios are presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$67,965	13.86%	$39,216	8.00%	N/A	N/A
SSB	$31,639	11.80%	$21,451	8.00%	$26,814	10.00%
BNI	$19,650	14.97%	$10,502	8.00%	$13,127	10.00%
HB	$11,053	12.50%	$7,074	8.00%	$8,842	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$61,831	12.61%	$19,608	4.00%	N/A	N/A
SSB	$25,416	9.48%	$10,726	4.00%	$16,088	6.00%
BNI	$14,001	10.67%	$5,251	4.00%	$7,876	6.00%
HB	$7,748	8.76%	$3,537	4.00%	$5,305	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$61,831	8.90%	$27,783	4.00%	N/A	N/A
SSB	$25,416	6.65%	$15,286	4.00%	$19,108	5.00%
BNI	$14,001	6.84%	$8,187	4.00%	$10,234	5.00%
HB	$7,748	7.01%	$4,420	4.00%	$5,525	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$62,531	13.67%	$36,605	8.00%	N/A	N/A
SSB	$26,939	11.06%	$19,481	8.00%	$24,352	10.00%
BNI	$16,459	12.97%	$10,148	8.00%	$12,686	10.00%
HB	$10,785	12.39%	$6,966	8.00%	$8,708	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$56,802	12.41%	$18,303	4.00%	N/A	N/A
SSB	$20,894	8.58%	$9,741	4.00%	$14,611	6.00%
BNI	$10,865	8.56%	$5,074	4.00%	$7,611	6.00%
HB	$7,496	8.61%	$3,483	4.00%	$5,225	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$56,802	8.54%	$26,613	4.00%	N/A	N/A
SSB	$20,894	5.70%	$14,655	4.00%	$18,319	5.00%
BNI	$10,865	5.44%	$7,990	4.00%	$9,987	5.00%
HB	$7,496	7.27%	$4,126	4.00%	$5,158	5.00%

Notes to Consolidated Financial Statements

Note 20.	Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2004 and 2003

	(dollars in thousands)
	2004	2003
Assets
Cash on deposit with subsidiary banks	$3,543	$6,763
Subordinated debt in subsidiaries	9,200	9,200
Investment in subsidiaries	55,097	49,008
Other investments	118	118
Deferred income taxes	20	—
Premises and equipment, net	938	1,281
Other assets	1,670	1,136

Total assets	$70,586	$67,506

Liabilities
Trust preferred debt	$10,310	$10,310
Deferred income taxes	—	82
Other liabilities	513	558

	10,823	10,950

Shareholders’ Equity
Common stock	9,763	9,734
Retained earnings	49,403	44,682
Accumulated other comprehensive income, net	597	2,140

Total shareholders’ equity	59,763	56,556

Total liabilities and shareholders’ equity	$70,586	$67,506

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Company Only)

Statements of Income

For the Years Ended December 31, 2004, 2003 and 2002

	(dollars in thousands)
	2004	2003	2002
Income:
Dividends from subsidiaries	$—	$3,200	$6,100
Dividends	1	3	—
Interest from subsidiaries	14	22	35
Interest from subordinated debt	644	644	644
Management fee and operations services	5,533	2,760	1,453
Miscellaneous income	5	20	6

	6,197	6,649	8,238

Expenses:
Interest on Trust Preferred Debt	439	118	—
Salaries and benefits	2,950	1,981	1,211
Occupancy expense of premises	1,017	811	418
Data processing	493	357	326
Consultant fees	690	724	308
Postage	253	229	249
Printing and supplies	189	192	100
Directors’ fees	160	224	90
Miscellaneous	497	323	201

	6,688	4,959	2,903

Net income (loss) before undistributed earnings of subsidiaries	(491)	1,690	5,335

Undistributed earnings of subsidiaries	7,631	4,919	1,101

Income tax benefit	(100)	(474)	(213)

Net income	$7,240	$7,083	$6,649

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Company Only)

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	(dollars in thousands)
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$7,240	$7,083	$6,649
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(7,631)	(4,919)	(1,101)
Depreciation	677	572	340
Deferred income taxes	(102)	13	57
(Gain) on sale of fixed assets	—	(13)	—
Decrease (increase) in other assets	(534)	425	357
Increase (decrease) in other liabilities	(45)	362	114

Net cash provided by (used in) operating activities	(395)	3,523	6,416

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	—	209	—
Purchases of premises and equipment	(335)	(742)	(1,261)

Net cash (used in) investing activities	(335)	(533)	(1,261)

Cash Flows from Financing Activities
Capital transferred to subsidiaries	—	(10,500)	—
Proceeds from issuance of trust preferred debt	—	10,000	—
Dividends paid	(2,920)	(2,768)	(2,637)
Exercise of stock options	—	—	32
Stock-based compensation	85	50	57
Director stock grant	131	151	—
Issuance of common stock under dividend reinvestment plan	405	359	319
Repurchases and retirement of stock	(191)	(239)	(1,069)

Net cash (used in) financing activities	(2,490)	(2,947)	(3,298)

Increase (decrease) in cash and cash equivalents	(3,220)	43	1,857
Cash and Cash Equivalents, beginning of year	6,763	6,720	4,863

Cash and Cash Equivalents, end of year	$3,543	$6,763	$6,720

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ Ronald L. Blevins	Date: March 2, 2005
Ronald L. Blevins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2005.

Signature	Title
/s/ W. Rand Cook	Chairman of the Board of Directors
W. Rand Cook

/s/ F. L. Garrett, III	Vice Chairman of the Board of Directors
F.L. Garrett, III

/s/ Joe A. Shearin	President and Chief Executive Officer and Director (Principal Executive Officer)
Joe A. Shearin

/s/ Ira C. Harris	Director
Ira C. Harris

/s/ F. Warren Haynie, Jr.	Director
F. Warren Haynie, Jr.

/s/ William L. Lewis	Director
William L. Lewis

/s/ Charles R. Revere	Director
Charles R. Revere

/s/ Howard R. Straughan	Director
Howard R. Straughan

/s/ Leslie E. Taylor	Director
Leslie E. Taylor

/s/ Jay T. Thompson	Director
Jay T. Thompson

/s/ Ronald L. Blevins	Chief Financial Officer (Principal Financial and Accounting Officer)
Ronald L. Blevins

37