Form 10-Q
period 2005-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2005-05-04
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(Registrant’s telephone number, including area code) (804) 443-8423

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2005 was 4,885,951.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31 2005 (unaudited)	December 31 2004 (audited)
Assets:
Cash and due from banks	$18,711	$17,714
Federal funds sold	2,916	83
Securities available for sale, at fair value	121,777	133,693
Loans, net of unearned income	521,109	512,550
Allowance for loan losses	(6,444)	(6,676)

Total loans, net	514,665	505,874
Deferred income taxes	2,176	1,411
Bank premises and equipment, net	15,694	15,613
Accrued interest receivable	3,116	2,991
Goodwill	5,725	5,725
Other assets	12,665	13,223

Total assets	$697,445	$696,327

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest bearing demand accounts	$87,845	$86,848
Interest bearing deposits	504,854	503,030

Total deposits	592,699	589,878
Federal funds purchased	—	8,400
Federal Home Loan Bank advances	29,857	22,857
Trust preferred debt	10,310	10,310
Accrued interest payable	951	839
Other liabilities	4,274	4,280
Commitments and contingent liabilities	—	—

Total liabilities	638,091	636,564

Shareholders’ Equity
Common stock of $2 par value per share; authorized 50,000,000 shares; issued and outstanding, 4,885,951 and 4,881,544 respectively	9,772	9,763
Retained earnings	50,469	49,403
Accumulated other comprehensive income (loss), net	(887)	597

Total shareholders’ equity	59,354	59,763

Total liabilities and shareholders’ equity	$697,445	$696,327

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollars in thousands except per share amounts)

	Three Months Ended March 31
	2005	2004
Interest and Dividend Income
Loans and fees on loans	$8,654	$8,230
Interest on investments:
Taxable interest income	962	1,078
Tax exempt interest income	410	529
Dividends	39	30
Interest on Federal funds sold	14	7

Total interest and dividend income	10,079	9,874

Interest Expense
Deposits	2,375	2,262
Federal funds purchased	24	4
Interest on FHLB advances	274	261
Interest on trust preferred debt	136	103

Total interest expense	2,809	2,630

Net interest income	7,270	7,244
Provision for Loan Losses	8	340

Net interest income after provision for loan losses	7,262	6,904
Noninterest Income
Service charges on deposit accounts	661	681
Gain on sale of available for sale securities	126	82
Other operating income	356	324

Total noninterest income	1,143	1,087

Noninterest Expenses
Salaries and benefits	3,559	3,151
Occupancy expense of premises	889	726
Printing and supplies	94	144
Telephone	136	111
Postage	62	113
Data processing	182	107
Consultant fees	257	180
Other operating expenses	948	814

Total noninterest expense	6,127	5,346

Income before income taxes	2,278	2,645
Income Tax Expense	607	733

Net income	$1,671	$1,912

Earnings Per Share, basic and diluted	$0.34	$0.39

Dividends Per Share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash Flows from Operating Activities
Net income	$1,671	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	828	710
Provision for loan losses	8	340
Gain realized on available for sale securities	(126)	(82)
(Increase) decrease in other assets	488	(163)
Increase in other liabilities	106	12

Net cash provided by operating activities	2,975	2,729
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	8,012	9,850
Proceeds from maturities, calls, and paydowns of securities	4,759	6,935
Purchase of debt securities	(2,993)	(22,387)
Purchase of restricted stock	(326)	(183)
Net increase in loans	(8,799)	(1,260)
Purchases of bank premises and equipment	(623)	(516)

Net cash provided by / (used in) investing activities	30	(7,561)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(5,184)	(6,774)
Net increase in certificates of deposit	8,005	7,646
Issuance of common stock under dividend reinvestment plan	99	105
Stock based compensation	37	35
Dividends declared	(732)	(730)
Increase (decrease) in federal funds purchased	(8,400)	1,916
Increase in FHLB advances	7,000	—

Net cash provided by financing activities	825	2,198

Increase (decrease) in cash and cash equivalents	3,830	(2,634)
Cash and cash equivalents
Beginning of period	17,797	19,663

End of period	$21,627	$17,029

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$2,697	$2,674

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) as of March 31, 2005. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

2.	EVB was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	EVB granted stock options for the first time in the second quarter of 2002 and adopted a policy to expense stock options in the fourth quarter of 2002. Stock options expense before income tax for the three month period ended March 31, 2005 was $37 thousand, compared to $35 thousand for the three month period ended March 31, 2004.

4.	The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$28,841	$9	$575	$28,275
Mortgage-backed securities	28,745	51	461	28,335
Obligations of state/political subdivisions	37,449	979	160	38,268
Corporate and other securities	24,387	235	1,421	23,201
Restricted securities	3,698	—	—	3,698

Total	$123,120	$1,274	$2,617	$121,777

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,434	$76	$194	$33,316
Mortgage-backed securities	28,017	116	145	27,988
Obligations of state/political subdivisions	42,345	1,596	83	43,858
Corporate and other securities	25,620	326	787	25,159
Restricted securities	3,372	—	—	3,372

Total	$132,788	$2,114	$1,209	$133,693

At March 31, 2005 and December 31, 2004, investments in an unrealized loss position that are temporarily impaired were:

	March 31, 2005
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$25,118	$479	$2,398	$96	$27,516	$575
Mortgage-backed securities	23,644	431	1,004	30	24,648	461
States and political subdivisions	5,342	68	2,290	92	7,632	160
All other securities including CMO’s	12,490	1,164	1,783	257	14,273	1,421

	$66,594	$2,142	$7,475	$475	$74,069	$2,617

	December 31, 2004
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$15,221	$158	$1,464	$36	$16,685	$194
Mortgage-backed securities	21,595	233	1,097	22	22,692	255
States and political subdivisions	2,259	22	2,324	61	4,583	83
All other securities including CMO’s	10,696	451	1,245	226	11,941	677

	$49,771	$864	$6,130	$345	$55,901	$1,209

The unrealized loss positions at March 31, 2005 were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. The Company believes that the only securities with market values impacted by credit risk are $2.91 million fair value of GMAC and $502 thousand fair market value of Ford Motor Credit. Based on financial review, management believes that the risk of default on these auto industry finance company holdings with a current market depreciation of $656 thousand is remote and monitors these investments on a continuing basis. All securities are investment grade or better. Bonds with unrealized loss positions at March 31, 2005 included 31 U. S. Treasury and federal agencies, 36 mortgage-backed securities, four collateralized mortgage obligations (CMO), three federal agency preferred stocks, 15 corporate bonds and 24 municipal bonds. Three federal agencies, three mortgage-backed securities, one CMO, two federal agency preferred stocks and seven municipal bonds have been in an unrealized loss position for 12 months or more. Management has both the intent and the ability to hold these securities until maturity.

6.	EVB’s loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2005	(audited) December 31 2004	(unaudited) March 31 2004
Commercial, industrial and agricultural loans	$48,805	$46,629	$52,693
Residential real estate mortgage	255,957	252,895	240,380
Real estate construction	27,958	23,675	20,999
Commercial real estate	133,591	131,580	114,121
Consumer loans	55,412	58,801	61,121
All other loans	326	96	107

Total loans	522,049	513,676	489,421
Less unearned income	(940)	(1,126)	(1,598)

Total loans net of unearned discount	521,109	512,550	487,823
Less allowance for loan losses	(6,444)	(6,676)	(6,648)

Net loans	$514,665	$505,874	$481,175

EVB had $4.8 million in non-performing loans at March 31, 2005.

7.	EVB’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2005	(audited) December 31 2004	(unaudited) March 31 2004
Balance January 1	$6,676	$6,495	$6,495
Provision charged against income	8	1,279	340
Recoveries of loans charged off	107	411	135
Loans charged off	(347)	(1,509)	(322)

Balance at end of period	$6,444	$6,676	$6,648

Following is a summary pertaining to impaired loans:

	March 31 2005	December 31 2004
	(in thousands)
Impaired loans for which an allowance has been provided	$18,004	$19,657

Allowance related to impaired loans	$2,045	$2,383

Average balance of impaired loans	$18,831	$5,068

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $733 thousand and $850 thousand at March 31, 2005 and December 31, 2004, respectively.

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the quarter.

	Three Months Ended
	March 31, 2005		March 31, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,883,747	$0.34	4,868,835	$0.39
Effect of dilutive securities, stock options	13,690	—	10,071	—

Diluted earnings per share	4,897,437	$0.34	4,878,906	$0.39

As of March 31, 2005 and 2004, respectively, options to acquire 30,150 shares and 30,900 shares of common stock were not included in computing earnings per common share assuming dilution, because their effects are anti-dilutive.

9.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31
	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$274	$198
Interest cost	147	132
Expected return on plan assets	(129)	(120)
Amortization of prior service cost	5	6
Amortization of net obligation at transition	1	1
Recognized net actuarial loss	29	16

Net periodic benefit cost	$327	$233

The Company made its required 2005 fiscal year contribution to the pension plan in December 2004 in the amount of $909 thousand. The Company anticipates that it will likely make its 2006 contribution in December 2005. The pension plan has a fiscal year ending September 30, providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

10.	On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

11.	The following table displays detail of comprehensive income for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
Net income	$1,671	$1,912
Unrealized gains (losses) on securities available for sale, net of tax expense	(1,401)	590
Less: reclassification adjustment, net of tax	(83)	(54)

Total comprehensive income	$187	$2,448

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. Operating results include Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks combined for all periods presented.

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

The Company evaluates loans individually for impairment, including loans on nonaccrual, loans past due 90 days or more, restructured loans and other loans selected by management as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5.

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

OVERVIEW AND FINANCIAL CONDITION

Net income decreased 12.6% to $1.7 million for the first quarter of 2005, compared to $1.9 million for the same period in 2004. Diluted earnings per share decreased 12.8% to $0.34 for the first quarter of 2005, compared to $0.39 for the first quarter of 2004. Net interest income increased $26 thousand for the quarter ended March 31, 2005 when compared to the same period in 2004. Noninterest income was up $56 thousand, or 5.2%, for the quarter when compared to the same period in 2004. Income increases were less than the noninterest expense increase of $781 thousand for the quarter.

Total assets on March 31, 2005 were $697.4 million, up $16.1 million, or 2.4%, from $681.3 million at March 31, 2004 and up $1.1 million, or 0.2%, from $696.3 million at December 31, 2004. For the quarter, total assets averaged $692.8 million, 2.3% above the first quarter 2004 average of $677.3 million. Total loans, net of unearned income, amounted to $521.1 million at March 31, 2005, an increase of $33.3 million, or 6.8%, from $487.8 million at March 31, 2004, and up $8.6 million, or 1.7%, from $512.6 million at December 31, 2004. Net loans as a percent of total assets were 73.8% at March 31, 2005, as compared to 70.6% at March 31, 2004 and 72.6% at 2004 year end. Net loan volume for the first three months of 2005 was $8.8 million, compared to $920 thousand for the first three months of 2004.

At March 31, 2005, the securities portfolio totaled $121.8 million, down $25.7 million, or 17.4%, from $147.5 million at March 31, 2004 and down $11.9 million, or 8.9%, from $133.7 million at December 31, 2004. Most of the funds that are invested in the securities portfolio are part of the effort to balance interest rate risk and to provide liquidity. Federal funds sold at March 31, 2005 were $2.9 million, compared to $1.9 million in federal funds purchased at March 31, 2004 and $8.3 million net federal funds purchased at December 31, 2004.

Total deposits of $592.7 million at March 31, 2005 represented an increase of $10.7 million, or 1.8%, from $582.0 million one year ago and an increase of $2.8 million, or 0.5%, from $589.9 million at December 31, 2004. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. Noninterest-bearing demand deposits are up $7.6 million or 9.5% and interest-bearing deposits are up $3.1 million or 0.6%, compared to March 31, 2004.

Financial Accounting Standards Board Pronouncement Number 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheet and was ($887 thousand) at March 31, 2005, decreases of $3.6 million from March 31, 2004 and $1.5 million from December 31, 2004. The unrealized gain or (loss) on securities is as of one specific point in time and fluctuates significantly depending on interest rate changes. This decrease in the equity effect of the change in the value of securities results primarily from declining market values caused by increases in market interest rates compared to one year and three months ago.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2005 was $1.7 million, a decrease of $241 thousand from first quarter 2004 earnings of $1.9 million. The primary factor in the earnings decrease was an increase of 14.6% in noninterest expense while average earning assets were increasing only 3.0%.

Net interest income increased $26 thousand for the quarter ended March 31, 2005, compared to the same period in 2004. Noninterest income excluding gains on securities sales was up $12 thousand compared to the same quarter in 2004. Gain on sale or call of securities was up $44 thousand for the quarter. Loan loss provision decreased $332 thousand for the quarter to $8 thousand as several loans with specific impairment reserves were paid in full. Noninterest expense increased $781 thousand for the quarter compared to the comparable period in 2004, including $150 thousand for consulting fees related to a Phase II Standards of Excellence Engagement. This re-engineering project to consolidate loan operations and deposit operations is on schedule for completion by the end of the second quarter and is projected to provide major improvements in the delivery of service quality, while improving overall efficiencies within our entire Company Also included in the noninterest expense increase is $88 thousand of direct expense related to the Central Garage branch that opened in December 2004.

Yield on earning assets was 6.48% for the quarter as compared to 6.52% for the same period in 2004. The cost of interest bearing liabilities was 2.10% as compared to 1.97% for the comparable period in 2004. Return on average assets was 0.98% compared to 1.14% for the first three months of 2004. EVB’s return on average equity was 11.24% compared to 13.42% for the quarter ended March 31, 2004.

Net Interest Income

Net interest income totaled $7.3 million for the quarter, a $26 thousand increase over the Company’s performance for the first quarter of 2004. Average earning assets increased 3.0% to $642.5 million for the quarter from $623.9 million for the first quarter of 2004. Compared to the same period in 2004, average loans increased 5.7%, average securities decreased 6.3% and average federal funds sold decreased 22.5%. The fully tax equivalent net interest margin for the three-month period ended March 31, 2005 was 4.70%, compared to 4.82% for the comparable period in the prior year.

The decrease in net interest margin resulted from a four basis point decrease in the yield on average earning assets while the cost of interest-bearing funds increased 13 basis points. While the net interest margin decreased 12 basis points compared to the first quarter of 2004, it was above the net interest margin for the final three quarters of 2004. A table that discloses the fully tax equivalent net interest income calculations for the quarter ended March 31, 2005 and 2004 follows on the next page.

Average Balance, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$85,529	$1,001	4.75%	$82,807	$1,108	5.38%
Tax exempt (1)	39,756	590	6.02%	50,954	762	6.01%

Total securities	125,285	1,591	5.15%	133,761	1,870	5.62%
Federal funds sold	2,419	14	2.35%	3,121	7	0.90%
Loans (net of unearned income) (2) (5)	514,781	8,654	6.82%	487,064	8,230	6.80%

Total earning assets	642,485	10,259	6.48%	623,946	10,107	6.52%
Less allowance for loan losses	(6,714)			(6,626)
Total non-earning assets	56,984			60,028

Total assets	$692,755			$677,348

Liabilities & Shareholders’ Equity
Interest bearing deposits
Checking	$77,554	$104	0.54%	$79,416	$103	0.52%
Savings	125,999	310	1.00%	126,442	320	1.02%
Money market savings	54,203	120	0.90%	54,040	123	0.92%
Certificates of deposit $100,000 and over	68,955	575	3.38%	61,608	505	3.30%
Less than $100,000	175,662	1,266	2.92%	179,259	1,287	2.89%
C/D discount	—	—		—	(76)
Total interest bearing deposits	502,373	2,375	1.92%	500,765	2,262	1.82%
Other borrowings	40,183	434	4.38%	35,885	368	4.12%

Total interest-bearing liabilities	542,556	2,809	2.10%	536,650	2,630	1.97%
Noninterest-bearing liabilities
Demand deposits	85,402			78,120
Other liabilities	4,499			5,300

Total liabilities	632,457			620,070
Shareholders’ equity	60,298			57,278

Total liabilities and shareholders’ equity	$692,755			$677,348

Net interest income		$7,450			$7,477

Interest rate spread (3) (5)			4.38%			4.54%
Interest expense as a percent of average earning assets			1.76%			1.70%
Net interest margin (4) (5)			4.70%			4.82%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computation of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Noninterest Income

Noninterest income excluding realized gain on securities sales was $1.0 million for the first quarter of both 2005 and 2004. Net realized gain on called or sold securities was $126 thousand for the three months ended March 31, 2005, compared to $82 thousand for the same period of 2004. The Company realized net gains on total securities sales of $8.0 million in the first quarter of 2005, as it liquidated a portion of its securities portfolio to decrease borrowings and to fund loan demand.

Service charges on deposit accounts were $661 thousand for the quarter, compared to $681 thousand for the comparable period in 2004. Other operating income increased to $356 thousand for the quarter, compared to $324 thousand for the three months ended March 31, 2004.

Noninterest Expense

Total noninterest expense increased $781 thousand, or 14.6%, from $5.3 million for the first quarter of 2004 to $6.1 million in the three months ended March 31, 2005. The increase in noninterest expense is the result of overall growth of the Company and infrastructure expenses to position EVB for the future. These expense increases include $88 thousand related to a new branch office opened in December 2004 and $150 thousand in consulting fees related to a Phase II re-engineering project. Both of these expenses are expected to be duplicated in the second quarter of 2005 with the re-engineering project slated for completion prior to June 30, 2005.

Salary and benefits expense increased $408 thousand, or 12.9%, from $3.2 million in the first quarter of 2004 to $3.6 million in the three months ended March 31, 2005. Salary expense was up $264 thousand or 11.0%, while benefits expense increased $141 thousand or 18.9% with pension costs accounting for $92 thousand, or 65%, of the benefits increase. The 11.0% salary expense increase compared to the first quarter of 2004 is a combination of normal merit increases and 11.4% growth in average full time equivalent employees (FTE’s) from 255 in the first quarter of 2004 to 284 in the first quarter of 2005. The number of FTE’s at March 31, 2005 was 285, an increase of 0.7% or two FTE’s from 283 at 2004 year end. As EVB implements Phase II of the re-engineering project, it is anticipated that the efficiencies to be gained will limit FTE growth for the remainder of 2005.

Net occupancy and equipment expense increased $163 thousand, or 22.5% compared to the same quarter in 2004, to $889 thousand with $35 thousand of the increase directly related to the Central Garage office opening in December 2004.

All other noninterest expenses increased $210 thousand or 14.3% to $1.7 million for the first quarter of 2005 from $1.5 million for the same period in 2004. The largest contributors to the other noninterest expense increase were consultant fees up $77 thousand as part of the re-engineering project; data processing expense up $75 thousand primarily related to growth in number of accounts; and legal and collection fees up $63 thousand including $47 thousand related to one impaired loan which is expected to be fully recovered prior to June 30, 2005.

Income Taxes

Income tax expense for the quarter ended March 31, 2005 was $607 thousand, compared to $733 thousand for the same period in 2004. Income taxes reflect an effective tax rate of 26.6% for the first quarter of 2005, compared to 27.7% for the first quarter of 2004 and 26.7% for the full year 2004.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See Allowance for Loan Losses discussion under Critical Accounting Policies earlier in this section.)

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties were $4.8 million at both March 31, 2005 and December 31, 2004 and $3.7 million at March 31,

2004. Nonperforming assets are composed largely (84.7%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency well covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $240 thousand for the quarter, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.19%. This compares to first quarter 2004 net charge-offs of $187 thousand, or an annualized ratio of net charge-offs of 0.16%, and 2004 full year net charge-offs of $1.1 million, or 0.22% of average loans. The 0.92% ratio of nonperforming loans to total loans at March 31, 2005 was down slightly from 0.94% at December 31, 2004, but was up from 0.76% at March 31, 2004.

The allowance for loan losses decreased to $6.4 million at March 31, 2005, as compared to $6.7 million at December 31, 2004. The allowance decreased $232 thousand in the first three months of 2005 as compared to an increase of $153 thousand in the first three months of 2004. The decrease in the allowance in the first quarter of 2005 is directly related to the payoff of several loans reported with specific impairment reserves at December 31, 2004. The increase in the allowance for loan losses during the first quarter of the prior year was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.24% at March 31, 2005, compared to 1.30% at 2004 year-end and 1.36% at March 31, 2004. The allowance for loans losses at March 31, 2005 includes $2.04 million of specific impaired loan reserves.

At March 31, 2005, the Company’s subsidiary banks reported $18.0 million in impaired loans, a decrease of $1.7 million from the $19.7 million reported at December 31, 2004. The March 31, 2005 impaired, nonperforming and nonaccrual loan totals include one borrowing relationship of $1.5 million that was moved into nonaccrual status in the third quarter of 2004 and is expected to be fully recovered in the second quarter of 2005. That projection is based on both the value of the collateral and a sales contract. This lending relationship currently has a $100 thousand specific impairment reserve. The average balance of impaired loans for the three months ended March 31, 2005 was $18.9 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	March 31 2005	December 31 2004	March 31 2004
Nonaccrual loans	$3,494	$3,217	$3,711
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	1,292	1,614	12

Total nonperforming loans	$4,786	$4,831	$3,723
Other real estate owned	—	—	—

Total nonperforming assets	$4,786	$4,831	$3,723
Nonperforming assets to total loans and other real estate	0.92%	0.94%	0.76%
Allowance for loan losses to nonaccrual loans	184.43%	207.52%	179.14%
Net charge-offs to average loans for the year	0.19%	0.22%	0.16%
Allowance for loan losses to period end loans	1.24%	1.30%	1.36%

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

There have been no material changes in off-balance sheet arrangements or contractual obligations since the 2004 Form 10-K disclosure that would impact liquidity.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at March 31, 2005 was $63.0 million, or 12.7% of risk-weighted assets, for Tier 1 capital and $69.2 million, or 13.9%, for total risk based capital. The risk-based capital position is up slightly from year end 2004 when the Company reported $61.8 million, or 12.6%, for Tier 1 risk based capital and $68.0 million, or 13.9%, for total risk based capital.

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

Inflation

In financial institutions, unlike most other industries, virtually all of the assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on a bank’s performance than the effects of general levels of inflation. While interest rates are significantly impacted by inflation, neither the timing nor the magnitude of the changes are directly related to price level movements. The impact of inflation on interest rates, loan demand, and deposits is reflected in the Consolidated Financial Statements.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Risk inherent in the investment portfolio, which comprises approximately 17.5% of the Company’s total assets

•	Interest rate fluctuations and our ability to successfully manage that risk

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	Maintaining capital levels adequate to support our growth

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future

•	Reliance on our management team, including our ability to attract and retain key personnel

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality

•	Changes in laws and regulations applicable to the Company

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2004 year end as disclosed in the 2004 Form 10-K.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which EVB and its subsidiaries are involved in pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase and retirement of shares is part of a Board of Directors authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of no more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 133,383 shares have been repurchased under this Board authorized Plan that was publicly announced on January 31, 2001. The maximum number of shares available for repurchase under this Plan in 2005 is 243,340 shares. No shares have been repurchased in 2005.

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 5b Changes in Nominating Process (not applicable)

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

Date: May 2, 2005

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer