Form 10-Q
period 2005-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2005-08-03
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Hospital Road, Tappahannock, Virginia	22560
(Address of principal executive offices)	(Zip Code)

(804) 443-8423

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s Common Stock outstanding as of August 2, 2005 was 4,890,080.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30 2005	December 31 2004
	(unaudited)	(audited)
Assets:
Cash and due from banks	$23,361	$17,714
Federal funds sold	—	83
Securities available for sale, at fair value	139,166	133,693
Loans, net of unearned income	536,187	512,550
Allowance for loan losses	(6,459)	(6,676)

Total loans, net	529,728	505,874
Deferred income taxes	1,793	1,411
Bank premises and equipment, net	16,015	15,613
Accrued interest receivable	3,255	2,991
Other real estate	65	—
Goodwill	5,725	5,725
Other assets	13,342	13,223

Total assets	$732,450	$696,327

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$92,766	$86,848
Interest-bearing deposits	510,080	503,030

Total deposits	602,846	589,878
Federal funds purchased	—	8,400
Federal Home Loan Bank advances	52,643	22,857
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,074	839
Other liabilities	4,530	4,280

Total liabilities	671,403	636,564
Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,890,080 and 4,881,544 respectively	9,780	9,763
Retained earnings	51,411	49,403
Accumulated other comprehensive income/(loss), net	(144)	597

Total shareholders’ equity	61,047	59,763
Total liabilities and shareholders’ equity	$732,450	$696,327

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest Income
Loans	$9,032	$8,137	$17,686	$16,367
Interest on investments
Taxable interest income	1,016	1,083	1,978	2,161
Tax exempt interest income	382	497	792	1,026
Dividends	53	60	92	90
Interest on federal funds sold	28	9	42	16

Total interest and dividend income	10,511	9,786	20,590	19,660
Interest Expense
Deposits	2,525	2,307	4,900	4,569
Federal funds purchased	14	3	38	7
Interest on FHLB advances	341	258	615	519
Interest on trust preferred debt	150	101	286	204

Total interest expense	3,030	2,669	5,839	5,299

Net interest income	7,481	7,117	14,751	14,361
Provision for Loan Losses	198	277	206	617

Net interest income after provision for loan losses	$7,283	$6,840	$14,545	$13,744
Other Income
Service charges on deposit accounts	735	725	1,396	1,406
Gain (loss) on sale of available for sale securities	(5)	164	121	246
Other operating income	402	334	758	658

Total other income	1,132	1,223	2,275	2,310

Other Expenses
Salaries and benefits	3,578	3,128	7,137	6,279
Occupancy expense of premises	856	781	1,745	1,507
Printing and supplies	139	192	233	336
Data processing	196	168	378	275
Directors’ fees	118	124	224	190
Consultant fees	287	180	544	360
Telephone	144	116	280	227
Other operating expenses	958	945	1,862	1,806

Total other expenses	6,276	5,634	12,403	10,980

Income before income taxes	2,139	2,429	4,417	5,074
Income Tax Expense	590	610	1,197	1,343

Net income	$1,549	$1,819	$3,220	$3,731

Earnings Per Share, basic and assuming dilution	$0.32	$0.37	$0.66	$0.77
Dividends per share	$0.15	$0.15	$0.30	$0.30

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30
	2005	2004
Cash Flows from Operating Activities
Net income	$3,220	$3,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion, net	1,457	1,452
Provision for loan losses	206	617
(Gain) realized on available for sale securities	(121)	(246)
(Increase) in other assets	(381)	(82)
Increase in other liabilities	484	587

Net cash provided by operating activities	4,865	6,059
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	9,437	20,054
Proceeds from maturities, calls, and paydowns of securities	9,501	21,792
Purchase of debt securities	(24,884)	(40,274)
Purchase of restricted stock	(969)	(183)
Net increase in loans	(24,126)	(13,082)
Purchases of bank premises and equipment	(1,420)	(1,233)

Net cash used in investing activities	(32,461)	(12,926)
Cash Flows from Financing Activities
Net increase / (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(6,161)	1,462
Net increase in certificates of deposit	19,129	8,712
Acquisition of common stock	—	(146)
Issuance of common stock under dividend reinvestment plan	196	200
Stock based compensation	75	71
Director stock grant	—	121
Dividends declared	(1,465)	(1,461)
Decrease in federal funds purchased	(8,400)	(92)
Increase in FHLB advances	29,786	—

Net cash provided by financing activities	33,160	8,867

Increase in cash and cash equivalents	5,564	2,000
Cash and cash equivalents
Beginning of period	17,797	19,663

End of period	$23,361	$21,663

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$5,604	$5,385
Income taxes	$689	$1,032
Loans transferred to other real estate owned	$65	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) as of June 30, 2005. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	EVB was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	EVB granted stock options for the first time in the second quarter of 2002 and adopted a policy to expense stock options in the fourth quarter of 2002. Stock options expense before income tax for the three-month period ended June 30, 2005 was $37 thousand, compared to $35 thousand for the three month period ended June 30, 2004. On a year to date basis, stock option expense for the six-month period ended June 30, 2005 was $75 thousand compared to $71 thousand for the same six-month period in 2004.

4.	The results of operations for the three and six month periods ending June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$30,342	$69	$208	$30,203
Mortgage-backed securities	38,621	99	157	38,563
Obligations of state/political subdivisions	34,907	1,019	56	35,870
Corporate, CMO’s and other securities	31,173	209	1,193	30,189
Restricted securities	4,341	—	—	4,341

Total	$139,384	$1,396	$1,614	$139,166

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,434	$76	$194	$33,316
Mortgage-backed securities	28,017	116	145	27,988
Obligations of state/political subdivisions	42,345	1,596	83	43,858
Corporate, CMO’s and other securities	25,620	326	787	25,159
Restricted securities	3,372	—	—	3,372

Total	$132,788	$2,114	$1,209	$133,693

At June 30, 2005 and December 31, 2004, investments in an unrealized loss position that are temporarily impaired were:

	June 30, 2005
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$9,999	$61	$7,142	$147	$17,141	$208
Mortgage-backed securities	16,412	118	2,847	39	19,259	157
Obligations of state/political subdivisions	1,142	10	2,035	46	3,177	56
Corporate, CMO’s and other securities	8,189	677	2,689	516	10,878	1,193

	$35,742	$866	$14,713	$748	$50,455	$1,614

	December 31, 2004
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$15,221	$158	$1,464	$36	$16,685	$194
Mortgage-backed securities	21,595	233	1,097	22	22,692	255
Obligations of state/political subdivisions	2,259	22	2,324	61	4,583	83
Corporate, CMO’s and other securities	10,696	451	1,245	226	11,941	677

	$49,771	$864	$6,130	$345	$55,901	$1,209

The unrealized loss positions at June 30, 2005 were primarily related to interest rate movements, as there is minimal credit risk exposure in these investments. The Company believes that the only securities with market values impacted by credit risk are $2.75 million fair market value of GMAC and $246 thousand fair market value of Ford Motor Credit. Based on financial review, management believes that the risk of default on these auto industry finance company holdings with a current market depreciation of $567 thousand is remote and monitors these investments on a continuing basis. All other securities are investment grade or better. Bonds with unrealized loss positions at June 30, 2005 included 19 U. S. Treasury and federal agencies, 31 mortgage-backed securities, 4 collateralized mortgage obligations (CMO), 3 federal agency preferred stocks, 10 corporate bonds and 9 municipal bonds. There were 8 federal agencies, 7 mortgage-backed securities, 2 CMO’s, 3 federal agency preferred stocks and 6 municipal bonds that have been in an unrealized loss position for 12 months or more. Management has both the intent and the ability to hold these securities until maturity.

6.	EVB’s loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	June 30 2005	December 31 2004	June 30 2004
	(unaudited)	(audited)	(unaudited)
Commercial, industrial and agricultural loans	$53,843	$46,629	$53,268
Residential real estate mortgage loans	257,272	252,895	242,351
Real estate construction loans	27,670	23,675	24,203
Commercial real estate loans	141,598	131,580	120,559
Consumer loans	56,118	58,801	60,366
All other loans	388	96	73

Total loans	536,889	513,676	500,820
Less unearned income	(702)	(1,126)	(1,366)

Total loans net of unearned discount	536,187	512,550	499,454
Less allowance for loan losses	(6,459)	(6,676)	(6,735)

Net loans	$529,728	$505,874	$492,719

EVB had $3.1 million in non-performing loans at June 30, 2005 which included $1.8 million in loans 90 day plus but still accruing and $1.3 million in nonaccrual loans.

7.	EVB’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	June 30 2005	December 31 2004	June 30 2004
	(unaudited)	(audited)	(unaudited)
Balance January 1	$6,676	$6,495	$6,495
Provision charged against income	206	1,279	617
Recoveries of loans charged off	233	411	220
Loans charged off	(656)	(1,509)	(597)

Balance at end of period	$6,459	$6,676	$6,735

Following is a summary pertaining to impaired loans:

	June 30 2005	December 31 2004
	(in thousands)
Impaired loans for which an allowance has been provided	$12,909	$19,657

Allowance related to impaired loans	$1,876	$2,383

Average balance of impaired loans	$16,870	$5,068

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $854 thousand and $850 thousand at June 30, 2005 and December 31, 2004, respectively.

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the quarter and six-months ending June 30, 2005 and June 30, 2004.

	Three Months Ended
	June 30, 2005		June 30, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,888,062	$0.32	4,869,108	$0.37
Effect of dilutive securities, stock options	11,840	—	6,146	—

Diluted earnings per share	4,899,902	$0.32	4,875,254	$0.37

	Six Months Ended
	June 30, 2005		June 30, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,885,905	$0.66	4,868,972	$0.77
Effect of dilutive securities, stock options	12,765	—	8,109	—

Diluted earnings per share	4,898,670	$0.66	4,877,081	$0.77

As of June 30, 2005 and 2004, respectively, options to acquire 30,150 shares and 30,900 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

9.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$274	$198	$548	$396
Interest cost	147	132	294	264
Expected return on plan assets	(129)	(120)	(258)	(240)
Amortization of prior service cost	5	6	10	12
Amortization of net obligation at transition	1	1	2	2
Recognized net actuarial loss	29	16	58	32

Net periodic benefit cost	$327	$233	$654	$466

The Company made its required 2005 fiscal year contribution to the pension plan in December 2004 in the amount of $909 thousand. The Company anticipates that it will likely make its 2006 contribution in December 2005. The pension plan has a fiscal year ending September 30, providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

10.	In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

11.	The following table displays detail of comprehensive income for the three month and six months periods ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$1,549	$1,819	$3,220	$3,731
Unrealized gains (losses) on securities available for sale, net of tax expense	740	(3,241)	(661)	(2,651)
Less: reclassification adjustment, net of tax	3	(108)	(80)	(162)

Total comprehensive income	$2,292	$(1,530)	$2,479	$918

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report as well as the Annual Report of Eastern Virginia Bankshares on Form 10-K for the year ended December 31, 2004. Operating results include Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks combined for all periods presented.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses, however, could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance is made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance is necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Net income decreased 14.8% to $1.5 million for the second quarter of 2005, compared to $1.8 million for the same period in 2004. Diluted earnings per share decreased 13.5% to $0.32 for the second quarter of 2005, compared to $0.37 for the second quarter of 2004. On a year to date basis, earnings per share declined $0.11 to $0.66 compared to $0.77 for the same period in 2004. Net interest income increased $364 thousand for the quarter ended June 30, 2005 when compared to the same period in 2004. On a year-to-date basis, net interest income for the period ended June 30, 2005 was up $390 thousand compared to June 2004. This increase in the second quarter of 2005 was the result of higher earnings on the loan portfolio despite a decline in investment income and an increase in funding costs. Noninterest income was down $91 thousand, or 7.4%, for the quarter when compared to the same period in 2004 and down $35 thousand on a year-to-date comparison. In both cases, the decline was the result of no investment gains in the second quarter of 2005 and lower gains in 2005 compared with 2004. Noninterest expense for the three months ended June 30, 2005 was up $642 thousand and up $1.4 million for the six months ended June 30, 2005. Infrastructure improvements and associated consulting costs which began in 2004 continue to negatively impact earnings in the short term. However, the increased service capacity and production efficiency are expected to improve long-term earnings as the Company grows.

Total assets at June 30, 2005 were $732.5 million, up $45.0 million, or 6.5%, from $687.5 million at June 30, 2004 and up $36.2 million, or 5.2%, from $696.3 million at December 31, 2004. For the quarter, total assets averaged $709.5 million, 2.8% above the second quarter 2004 average of $689.9 million. Total loans, net of unearned income, amounted to $536.2 million at June 30, 2005, an increase of $36.7 million, or 7.3%, from $499.6 million at June 30, 2004, and up $23.6 million, or 4.6%, from $512.6 million at December 31, 2004. Net loans as a percent of total assets were 72.3% at June 30, 2005, as compared to 71.7% at June 30, 2004 and 72.6% at 2004-year end. Net loan volume for the first six months of 2005 was $23.8 million, compared to $12.5 million for the first six months of 2004. Loan demand continues to grow faster than deposits.

At June 30, 2005, the securities portfolio totaled $139.2 million, up $4.0 million, or 3.0%, from $135.1 million at June 30, 2004 and up $5.5 million, or 4.1%, from $133.7 million at December 31, 2004. Most of the funds that are invested in the securities portfolio are part of the effort to balance interest rate risk and to provide liquidity. There were no federal funds sold at June 30, 2005 or June 30, 2004, and there were $8.3 million net federal funds purchased at December 31, 2004.

Total deposits of $602.8 million at June 30, 2005 represented an increase of $11.5 million, or 1.9%, from $591.3 million one year ago and an increase of $13.0 million, or 2.2%, from $589.9 million at December 31, 2004. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. At June 30, 2005, noninterest-bearing demand deposits were up $9.9 million or 12.0% and interest-bearing deposits were up $1.6 million or 0.3%, compared to June 30, 2004.

FHLB borrowings at June 30, 2005 totaled $52.6 million, a $29.1 million, or 123% increase over $23.6 million at June 30, 2004. This change is an action by management to take advantage of some interest rate spreads that benefit the Company by locking in the interest rate spread over the life of the liability.

Financial Accounting Standards Board Pronouncement Number 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheet and was ($144 thousand) at June 30, 2005, a loss decrease of $529 thousand from June 30, 2004 and a decrease of $741 thousand from December 31, 2004. The unrealized gain or (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes. The increase of the securities market value on a year-to-year basis reflects some subtle changes in the portfolio and more stable long-term rates. The decrease in the equity effect of the change in the value of securities in the last six months reflects the unchanged status of the portfolio and a rising, volatile rate environment over the last six months.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2005 was $1.5 million, a decrease of $270 thousand from second quarter 2004 earnings of $1.8 million. Noninterest expense continued to drive the decline in earnings with an increase of $642 thousand for the quarter ended June 30, 2005 compared to the same quarter in 2004 and a $1.4 million increase year to date when compared to the same period last year.

Net interest income increased $364 thousand for the quarter ended June 30, 2005, compared to the same period in 2004.

Provision for loan loss was down $79 thousand for the same period. This resulted in an increased net interest income after provision for loan loss of $443 thousand which was more than the first quarter of 2005 when the increase was $358 thousand. The decline in provision expense in both quarters was the result of improved asset quality including collection of several impaired loans. Noninterest income excluding gains on securities sales was up $78 thousand during the second quarter of 2005 compared to the same quarter in 2004. Gain on sale or call of securities was down $169 thousand for the quarter and down $125 thousand in the year to date comparison. Noninterest expense increased $642 thousand for the quarter compared to the comparable period in 2004, including $152 thousand for consulting fees related to the Phase II Standards of Excellence Engagement. This re-engineering project to consolidate loan operations and deposit operations was implemented in mid May 2005, along with a major renovation of the General Ledger system. The new configuration and processes will continue to be evaluated for new opportunities as the management teams continue to explore the operation processes of the various bank departments. The Company is beginning to see major improvements in the delivery service quality in both the loan and deposit areas. Also included in the current quarter noninterest expense increase is $174 thousand of direct expense related to the Central Garage branch that opened in December 2004 and the newest office in Glenns which opened in June 2005. This expense amount is composed of salaries and benefits, occupancy and other expense, of which the largest component is occupancy which was $96 thousand for the quarter.

The yield on earning assets was 6.53% for the quarter ended June 30, 2005 as compared to 6.31% for the same period in 2004. This reflects the impact of the Federal Reserve interest rate increases and resulting increases in the Company’s loan pricing. On a year-to-date basis, the yield on earning assets was 6.51% compared to 6.41% for the same six-month period in 2004. The cost of interest bearing liabilities was 2.20%, up 22 basis points, as compared to 1.98% for the quarter ended June 30, 2004. On a six-month comparison, the cost of interest bearing liabilities was 2.15% in 2005 compared to 1.98% in 2004. This reflects the increased cost of funds as the result of a continued rising rate environment. The FHLB borrowings that the Company incurred late in the second quarter 2005 will influence this rate in the future. Return on average assets was 0.88% compared to 1.06% for the three months ended June 30, 2005 and 2004, respectively. EVB’s return on average equity was 10.40% compared to 12.40% for the quarters ended June 30, 2005 and 2004, respectively.

Net Interest Income

Net interest income totaled $7.7 million for the quarter on a fully tax equivalent basis, a $315 thousand increase over the Company’s performance for the second quarter of 2004. Average earning assets increased 2.8% to $655.4 million for the second quarter from $637.7 million for the second quarter of 2004. Compared to the same period in 2004, average loans increased 6.5%, average securities decreased 10.1% and average federal funds sold decreased 6.2% during the second quarter of 2005. The fully tax equivalent net interest margin for the three-month period ended June 30, 2005 was

4.68%, compared to 4.63% for the comparable period in the prior year. For the quarter, the yield on earning assets was up 22 basis points and the yield on interest bearing liabilities was up 22 basis points, leaving the interest rate spread unchanged for the quarter-to-quarter period. This reflects the pressure on loan pricing as the cost of funding is up and the Federal Reserve raised interest rates during the quarter. A table that discloses the fully tax equivalent net interest income calculations for the quarter ended June 30, 2005 and 2004 follows.

For the six months ended June 30, 2005, net interest income totaled $15.1 million on a fully tax equivalent basis, a $289 thousand increase over the Company’s performance for the six months ended June 30, 2004. Average earning assets increased 2.9% to $649.0 million for the six months ended June 30, 2005 from $630.8 million for the same six-month period of 2004. Compared to the same six month period in 2004, average loans increased 6.1%, average securities decreased 8.2% and average federal funds sold decreased 13.2% during the six months ended June 30, 2005. The fully tax equivalent net interest margin for the six-month period ended June 30, 2005 was 4.69%, compared to 4.72% for the comparable period in the prior year. For the six months, the yield on earning assets was up 9 basis points and the yield on interest bearing liabilities was up 17 basis points for a net decrease in the interest rate spread of 8 basis points. This reflects the pressure on loan pricing as the cost of funding is up and the Federal Reserve raised interest rates eight times since June 30, 2004. A table that discloses the fully tax equivalent net interest income calculations for the six months ended June 30, 2005 and 2004 follows.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30
	2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$89,935	$1,069	4.77%	$92,403	$1,143	4.98%
Tax exempt (1)	37,017	550	5.96%	48,742	714	5.89%

Total securities	126,952	1,619	5.12%	141,145	1,857	5.29%
Federal funds sold	3,769	28	2.98%	4,017	9	0.90%
Loans, net of unearned income (2)	524,701	9,032	6.90%	492,530	8,137	6.64%

Total earning assets	655,422	10,679	6.53%	637,692	10,003	6.31%
Less allowance for loan losses	(6,501)			(6,736)
Total non-earning assets	60,581			58,606

Total assets	$709,502			$689,562

Liabilities & Shareholders’ Equity
Interest bearing deposits
Checking	$77,103	$97	0.50%	$78,084	$108	0.56%
Savings	125,363	312	1.00%	125,881	317	1.01%
Money market savings	52,260	137	1.05%	56,212	127	0.91%
C/D discount	—	—		—	(76)
Large dollars certificates of deposit (5)	75,383	634	3.37%	64,694	532	3.31%
Consumer certificates of deposit	175,814	1,345	3.07%	181,801	1,299	2.87%

Total interest-bearing deposits	505,923	2,525	2.00%	506,672	2,307	1.83%
Other borrowings	45,728	505	4.43%	35,236	362	4.13%

Total interest-bearing liabilities	551,651	3,030	2.20%	541,908	2,669	1.98%
Noninterest-bearing liabilities
Demand deposits	92,667			82,174
Other liabilities	5,417			6,436

Total liabilities	649,735			630,518
Shareholders’ equity	59,767			59,044

Total liabilities and shareholders’ equity	$709,502			$689,562

Net interest income		$7,649			$7,334

Interest rate spread (3)			4.33%			4.33%
Interest expense as a percent of average earning assets			1.85%			1.68%
Net interest margin (4)			4.68%			4.63%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	Nonaccrual loans have been included in the computations of average loan balances.

(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months Ended June 30
	2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$87,885	$2,070	4.75%	$87,605	$2,251	5.17%
Tax exempt (1)	38,238	1,141	6.02%	49,848	1,476	5.95%

Total securities	126,123	3,211	5.13%	137,453	3,727	5.45%
Federal funds sold	3,098	41	2.69%	3,569	16	0.90%
Loans, net of unearned income (2)	519,769	17,686	6.86%	489,797	16,367	6.72%

Total earning assets	648,990	20,938	6.50%	630,819	20,110	6.41%
Less allowance for loan losses	(6,607)			(6,681)
Total non-earning assets	58,791			59,317

Total assets	$701,174			$683,455

Liabilities & Shareholders’ Equity
Interest bearing deposits
Checking	$77,327	$200	0.52%	$78,750	$211	0.54%
Savings	127,342	622	0.98%	126,161	637	1.02%
Money market savings	53,226	257	0.97%	55,126	251	0.92%
C/D discount	—	—		—	(153)
Large dollars certificates of deposit (5)	72,135	1,211	3.38%	63,151	1,037	3.30%
Consumer certificates of deposit	174,128	2,610	3.02%	180,530	2,586	2.88%

Total interest-bearing deposits	504,158	4,900	1.96%	503,718	4,569	1.82%
Other borrowings	42,971	939	4.41%	35,410	730	4.15%

Total interest-bearing liabilities	547,129	5,838	2.15%	539,128	5,299	1.98%
Noninterest-bearing liabilities
Demand deposits	89,054			80,147
Other liabilities	4,960			6,019

Total liabilities	641,143			625,294
Shareholders’ equity	60,031			58,161

Total liabilities and shareholders’ equity	$701,174			$683,455

Net interest income		$15,100			$14,811

Interest rate spread (3)			4.35%			4.43%
Interest expense as a percent of average earning assets			1.81%			1.69%
Net interest margin (4)			4.69%			4.72%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	Nonaccrual loans have been included in the computations of average loan balances.

(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

Noninterest income excluding realized gains (losses) on securities sales was $1.1 million for the second quarter of both 2005 and 2004. Net realized loss on called or sold securities was ($5 thousand) for the three months ended June 30, 2005, compared to $164 thousand for the same period of 2004. Service charges on deposit accounts were $735 thousand for the quarter, compared to $725 thousand for the comparable period in 2004. Other operating income increased to $402 thousand for the second quarter, compared to $334 thousand for the three months ended June 30, 2004.

For the six months ended June 30, 2005 and 2004, service charge fee income was $1.4 million for both periods. For the same six-month period, other operating income was $758 thousand, an increase of $100 thousand or 15.2%, compared to $658 thousand in 2004. Gains on sale of available for sale securities for the six months ended June 30, 2005 was $121 thousand, a decrease of $125 thousand or 50.8% from $246 thousand for the six months ended June 30, 2004. Over the last 12 months, rising interest rates deceased the opportunities for gains in the investment portfolio.

Noninterest Expense

Quarter: Total noninterest expense increased $642 thousand, or 11.4%, from $5.6 million for the second quarter of 2004 to $6.3 million in the three months ended June 30, 2005. The increase in noninterest expense was the result of overall growth of the Company and infrastructure expenses to position EVB for the future. These expense increases included $174 thousand related to a new branch office opened in December 2004, another opened in June 2005 and $152 thousand in consulting fees related to the Phase II re-engineering project. The majority of the consulting fees associated with the re-engineering project have been expensed and should only be minimal in the last half of 2005. On a linked quarter basis, noninterest expense is up $147 thousand or 2.4% for the quarter.

Salary and benefits expense increased $450 thousand, or 14.4%, from $3.1 million in the second quarter of 2004 to $3.6 million in the three months ended June 30, 2005. Salary expense was up $405 thousand or 18.8%, while benefits expense increased $122 thousand or 18.9% with pension costs accounting for $92 thousand, or 75%, of the benefits increase. The 18.8% salary expense increase compared to the second quarter of 2004 is a combination of normal merit increases and 10.1% growth in full time equivalent employees (FTE’s) from 266 at the end of the second quarter of 2004 to 293 at the end of the second quarter of 2005. Salary and benefits expense on a linked quarter basis is up $19 thousand.

Net occupancy and equipment expense increased $75 thousand, or 9.6% compared to the second quarter in 2004, from $781 to $856 thousand, with $78 thousand of the increase directly related to the costs of the Central Garage office that opened in December 2004 and the Glenns office that opened in June 2005.

All other noninterest expenses increased $117 thousand or 6.7% to $1.8 million for the second quarter of 2005 from $1.7 million for the same period in 2004. The largest contributors to the other noninterest expense increase were consultant fees up $107 thousand as part of the re-engineering project and data processing expense up $28 thousand primarily related to growth in number of customer accounts. There may be some residual consulting fees in the third quarter but most of the costs for the re-engineering project have been expensed.

While noninterest expenses are having an obvious impact on the Company’s earnings, management feels these upfront expenses are positioning the Company for strong growth in the future. The capacity that has been developed and the processing efficiencies that are being implemented now, should positively impact the anticipated future growth that the Company can absorb without additional costs.

Six months year-to-date: Total noninterest expense increased $1.4 million, or 13.0%, from $11.0 million for the six months ended June 30, 2004 to $12.4 million for the six months ended June 30, 2005. The increase in noninterest expense was the result of overall growth of the Company and infrastructure expenses to position EVB for the future. These expense increases included $262 thousand related to new branch offices opened in December 2004, and in June 2005 and $315 thousand in consulting fees related to the Phase II re-engineering project.

Salary and benefits expense increased $858 thousand, or 13.7%, from $6.3 million for the six months ended June 2004 to $7.1 million for the six months ended June 2005. Salary expense was up $584 thousand or 12.3%, while benefits expense increased $274 thousand or 14.4% with pension costs accounting for $195 thousand, or 70%, of the benefits increase. The 12.6% salary expense increase compared to June of 2004 is a combination of normal merit increases and increased staff for two branches.

Net occupancy and equipment expense increased $238 thousand, or 15.8% compared to the six months ended June 30, 2004, from $1.5 million to $1.7 million with $131 thousand of the increase directly related to the costs of the Central Garage office which opened in December 2004 and the Glenns office which opened in June 2005.

All other noninterest expenses increased $327 thousand or 10.2% to $3.5 million for the six months ended June 30, 2005 from $3.2 million for the same period in 2004. The largest contributors to the other noninterest expense increase were consultant fees up $184 thousand as part of the re-engineering project and data processing expense up $103 thousand primarily related to growth in number of accounts.

Income Taxes

Income tax expense for the quarter ended June 30, 2005 was $590 thousand, compared to $610 thousand for the same period in 2004. Income taxes reflect an effective tax rate of 27.6% for the second quarter of 2005, compared to 25.1% for the second quarter of 2004 and 26.7% for the full year 2004.

Income tax expense for the six months ended June 30, 2005 was $1.2 million, compared to $1.3 million for the same period in 2004. Income taxes reflect an effective tax rate of 27.1% for the first half of 2005, compared to 26.5% for the same period in 2004 and 26.7% for the full year 2004.

In both periods reviewed, the change in the effective tax rate is primarily the result of a lower level of tax-exempt income earned by the Company in 2005 compared to 2004.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies earlier in this section.)

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties were $3.2 million at June 30, 2005 and $4.8 million at both December 31, 2004 and June 30, 2004. Nonperforming assets are composed largely (80.7%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $183 thousand for the quarter and $423 thousand for the six months, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.14% for the quarter and 0.16% for the six months ended June 30, 2005. This compares to second quarter 2004 net charge-offs of $190 thousand and six-month net charge-offs of $377 thousand, with an annualized ratio of net charge-offs of 0.16% for both the quarter and six-months, and 2004 full year net charge-offs of $1.1 million, or 0.22% of average loans. The 0.59% ratio of nonperforming loans to total loans at June 30, 2005 was down significantly from 0.94% at December 31, 2004 and from 0.96% at June 30, 2004. This decrease results from improved loan quality with a significant decrease in impaired and nonperforming loans with the nonaccrual ratio reaching an historical low at June 30, 2005.

The allowance for loan losses decreased to $6.5 million at June 30, 2005, as compared to $6.7 million at December 31, 2004 and $6.7 million at June 30, 2004. The allowance decreased $217 thousand in the first six months of 2005 as compared to an increase of $240 thousand in the first six months of 2004. Most of the decrease in the allowance is directly related to the payoff of several loans reported with specific impairment reserves at December 31, 2004 which resulted in lower reserve calculations in the first half of 2005. The increase in the allowance for loan losses during the first six months of the prior year was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.20% at June 30, 2005, compared to 1.30% at 2004 year-end and 1.35% at June 30, 2004. The allowance for loans losses at June 30, 2005 includes $1.88 million of specific impaired loan reserves.

At June 30, 2005, the Company reported $12.9 million in impaired loans, a decrease of $5.1 million from $18.0 million at March 31, 2005 and a decrease of $4.0 million from $19.7 million at December 31, 2004. The June 30, 2005 impaired, nonperforming and nonaccrual loan totals included the impact of the pay off of a $1.5 million loan that was moved into nonaccrual status in the third quarter of 2004 and discussed in the Company’s Quarterly report on Form 10-Q for the period ended March 31, 2005. The average balance of impaired loans for the six months ended June 30, 2005 was $16.8 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

(Dollars in thousands)	June 30 2005	December 31 2004	June 30 2004
Nonaccrual loans	$1,289	$3,217	$4,778
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	1,824	1,614	18

Total nonperforming loans	$3,113	$4,831	$4,796
Other real estate owned	65	—	—

Total nonperforming assets	$3,178	$4,831	$4,796
Nonperforming assets to total loans and other real estate	0.59%	0.94%	0.96%
Allowance for loan losses to nonaccrual loans	501.09%	207.52%	140.96%
Net charge-offs to average loans for the year	0.16%	0.22%	0.16%
Allowance for loan losses to period end loans	1.20%	1.30%	1.35%

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary banks maintain borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be sufficient to meet its estimated liquidity needs.

During the first half of 2005, the Company entered into three transactions with the FHLB in order to fund loan growth and take advantage of interest spreads between the Company’s deposit interest rates and the FHLB rates. The Company has made it a practice to fund growth at times with FHLB borrowings if the rates were below the Company’s interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly but overall give the Company an excellent spread and funding rate. One of the transactions for $10 million is a leveraged transaction where the borrowing is offsetting 3-5 year loan balances. The spread on this transaction is better than the spread the Company would have received by attracting 5-year certificate funds. These transactions have increased the Company’s contractual borrowings by $29.8 million. Management will continue to look for funding opportunities while operating in a rising rate environment. These were the only changes to our contractual obligations that would impact liquidity since the 2004 Form 10-K disclosure.

There have been no material changes in off-balance sheet arrangements that would impact liquidity since the 2004 Form 10-K disclosure.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at June 30, 2005 was $64.0 million, or 12.4% of risk-weighted assets, for Tier 1 capital and $70.4 million, or 13.7%, for total risk based capital. The risk-based capital position is up slightly in total dollars but down slightly from a ratio position when compared to year end 2004 when the Company reported $61.8 million, or 12.6%, for Tier 1 risk based capital and $68.0 million, or 13.9%, for total risk based capital.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and the Company are required to have Tier 1 Capital of at least 4% and total capital of at least 8%.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Risk inherent in the investment portfolio, which comprises approximately 19.0% of the Company’s total assets

•	Interest rate fluctuations and our ability to successfully manage that risk

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	Maintaining capital levels adequate to support our growth

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future

•	Reliance on our management team, including our ability to attract and retain key personnel

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality

•	Changes in laws and regulations applicable to the Company

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

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which EVB and its subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its common stock during the second quarter of 2005.

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 21, 2005. At this meeting, the shareholders approved the following proposal by the margins indicated:

To elect nine (9) directors to serve for terms of one year each expiring at the 2006 annual meeting of shareholders

	Number of Shares
	For	Withhold Authority
W. Rand Cook	3,635,976	41,979
F. L. Garrett, III	3,572,457	105,499
Ira C. Harris	3,633,517	44,438
F. Warren Haynie, Jr.	3,640,126	37,829
William L. Lewis	3,555,007	122,949
Charles R. Revere	3,638,508	39,448
Joe A. Shearin	3,639,620	38,335
Howard R. Straughan, Jr.	3,635,073	42,882
Leslie E. Taylor	3,640,126	37,829
J. T. Thompson, III	3,608,072	69,884

No other proposals were presented to shareholders.

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Chief Executive Officer

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

Date: August 3, 2005

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer