Form 10-Q
period 2005-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2005-11-03
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of November 2, 2005 was 4,900,990.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30 2005	December 31 2004
	(unaudited)	(audited)
Assets:
Cash and due from banks	$24,611	$17,714
Federal funds sold	—	83
Securities available for sale, at fair value	140,653	133,693
Loans, net of unearned income	556,675	512,550
Allowance for loan losses	(6,643)	(6,676)

Total loans, net	550,032	505,874
Deferred income taxes	2,233	1,411
Bank premises and equipment, net	15,293	15,613
Accrued interest receivable	3,353	2,991
Other real estate	65	—
Goodwill	5,725	5,725
Other assets	13,238	13,223

Total assets	$755,203	$696,327

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$98,913	$86,848
Interest-bearing deposits	516,900	503,030

Total deposits	615,813	589,878
Federal funds purchased	7,710	8,400
Federal Home Loan Bank advances	52,643	22,857
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,203	839
Other liabilities	6,101	4,280

Total liabilities	693,780	636,564

Shareholders' Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,900,990 and 4,881,544 respectively	9,802	9,763
Retained earnings	52,618	49,403
Accumulated other comprehensive income/(loss), net	(997)	597

Total shareholders' equity	61,423	59,763
Total liabilities and shareholders' equity	$755,203	$696,327

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest and Dividend Income
Loans	$9,426	$8,338	$27,112	$24,706
Interest on investments
Taxable interest income	1,128	1,106	3,107	3,267
Tax exempt interest income	374	460	1,167	1,485
Dividends	28	24	119	114
Interest on federal funds sold	23	20	64	36

Total interest and dividend income	10,979	9,948	31,569	29,608

Interest Expense
Deposits	2,822	2,343	7,722	6,912
Federal funds purchased	17	1	55	8
Interest on FHLB advances	525	255	1,140	774
Interest on trust preferred debt	159	113	445	317

Total interest expense	3,523	2,712	9,362	8,011

Net interest income	7,456	7,236	22,207	21,597
Provision for Loan Losses	282	340	488	957

Net interest income after provision for loan losses	$7,174	$6,896	$21,719	$20,640

Other Income
Service charges on deposit accounts	763	734	2,159	2,140
Gain on sale of available for sale securities	103	23	224	269
Gain on sale of OREO or fixed assets	22	—	22	—
Other operating income	425	361	1,183	1,019

Total other income	1,313	1,118	3,588	3,428

Other Expenses
Salaries and benefits	3,519	3,145	10,655	9,420
Occupancy expense of premises	982	837	2,727	2,347
Printing and supplies	82	146	315	483
Data processing	176	164	549	439
Directors' fees	122	72	346	262
Consultant fees	150	144	694	504
Telephone	138	112	418	339
Marketing and advertising	126	105	355	318
Other operating expenses	849	789	2,488	2,382

Total other expenses	6,144	5,514	18,547	16,494

Income before income taxes	2,343	2,500	6,760	7,574
Income Tax Expense	656	648	1,853	1,991

Net income	$1,687	$1,852	$4,907	$5,583

Earnings Per Share, basic	$0.34	$0.38	$1.00	$1.15
Diluted Earnings Per Share	$0.34	$0.38	$1.00	$1.14
Dividends per share	$0.15	$0.15	$0.45	$0.45

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30
	2005	2004
Cash Flows from Operating Activities
Net income	$4,907	$5,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion, net	2,473	2,004
Provision for loan losses	488	957
(Gain) realized on available for sale securities	(224)	(269)
Net (gain) on sale of other real estate	(22)	—
(Increase) / decrease in other assets	(322)	185
Increase in other liabilities	2,187	1,489

Net cash provided by operating activities	9,487	4,366
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	11,067	23,049
Proceeds from maturities, calls, and paydowns of securities	15,256	32,167
Purchase of debt securities	(34,625)	(54,108)
Purchase of restricted stock	(1,547)	(717)
Proceeds from sale of other real estate	256	—
Net increase in loans	(44,946)	(23,430)
Purchases of bank premises and equipment	(1,511)	(2,583)

Net cash used in investing activities	(56,050)	(25,622)
Cash Flows from Financing Activities
Net increase / (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(5,247)	10,084
Net increase in certificates of deposit	31,182	8,913
Acquisition of common stock	—	(191)
Issuance of common stock under dividend reinvestment plan	293	196
Stock based compensation	128	47
Director stock grant	125	131
Dividends declared	(2,200)	(2,192)
(Increase)/decrease in federal funds purchased	(690)	4,687
Increase in FHLB advances	29,786	—

Net cash provided by financing activities	53,377	21,675

Increase in cash and cash equivalents	6,814	419
Cash and cash equivalents
Beginning of period	17,797	19,663

End of period	$24,611	$20,082

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$8,997	$8,199
Income taxes	$1,420	$1,804
Loans transferred to other real estate owned	$300	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) as of September 30, 2005. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	EVB was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	EVB granted stock options for the first time in the second quarter of 2002 and adopted a policy to expense stock options in the fourth quarter of 2002. Stock options expense before income tax for the three-month period ended September 30, 2005 was $53 thousand compared to a negative $24 thousand for the three-month period ended September 30, 2004. On a year to date basis, stock option expense for the nine-month period ended September 30, 2005 was $128 thousand compared to $47 thousand for the same nine-month period in 2004.

4.	The results of operations for the three and nine month periods ending September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

5.	EVB’s amortized cost and estimated fair values of securities at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$30,095	$18	$342	$29,771
Mortgage-backed securities	38,036	99	529	37,606
Obligations of state/political subdivisions	36,390	869	80	37,179
Corporate, CMO's and other securities	32,723	53	1,598	31,178
Restricted securities	4,919	—	—	4,919

Total	$142,163	$1,039	$2,549	$140,653

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,434	$76	$194	$33,316
Mortgage-backed securities	28,017	116	145	27,988
Obligations of state/political subdivisions	42,345	1,596	83	43,858
Corporate, CMO's and other securities	25,620	326	787	25,159
Restricted securities	3,372	—	—	3,372

Total	$132,788	$2,114	$1,209	$133,693

At September 30, 2005 and December 31, 2004, investments in an unrealized loss position that are temporarily impaired were as follows:

	September 30, 2005
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$21,120	$182	$5,130	$160	$26,250	$342
Mortgage-backed securities	30,967	417	3,500	112	34,467	529
Obligations of state/political subdivisions	1,647	8	3,221	72	4,868	80
Corporate, CMO's and other securities	19,647	828	3,731	770	23,378	1,598

	$73,381	$1,435	$15,582	$1,114	$88,963	$2,549

	December 31, 2004
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$15,221	$158	$1,464	$36	$16,685	$194
Mortgage-backed securities	21,595	233	1,097	22	22,692	255
Obligations of state/political subdivisions	2,259	22	2,324	61	4,583	83
Corporate, CMO's and other securities	10,696	451	1,245	226	11,941	677

	$49,771	$864	$6,130	$345	$55,901	$1,209

The unrealized loss positions at September 30, 2005 were primarily related to interest rate movements, as there is minimal credit risk exposure in these investments. The Company believes that the only securities with market values impacted by credit risk are $2.90 million fair market value of GMAC and $250 thousand fair market value of Ford Motor Credit. Based on financial review, management believes that the risk of default on these auto industry finance company holdings with a current market depreciation of $545 thousand is remote and monitors these investments on a continuing basis. All other securities are investment grade or better. Bonds with unrealized loss positions at September 30, 2005 included 28 U. S. Treasury and federal agencies, 42 mortgage-backed securities, 8 collateralized mortgage obligations (CMO), 3 federal agency preferred stocks, 13 corporate bonds and 14 municipal bonds. There were 7 federal agencies, 7 mortgage-backed securities, 4 corporate bonds, 1 federal agency preferred stock and 9 municipal bonds that have been in an unrealized loss position for 12 months or more. Management has both the intent and the ability to hold these securities until maturity.

6.	EVB’s loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) September 30 2005	(audited) December 31 2004	(unaudited) September 30 2004
Commercial, industrial and agricultural loans	$52,846	$46,629	$50,508
Residential real estate mortgage loans	258,502	252,895	246,301
Real estate construction loans	41,006	23,675	24,675
Commercial real estate loans	143,790	131,580	130,027
Consumer loans	60,681	58,801	59,294
All other loans	349	96	66

Total loans	557,174	513,676	510,871
Less unearned income	(499)	(1,126)	(1,223)

Total loans net of unearned discount	556,675	512,550	509,648
Less allowance for loan losses	(6,643)	(6,676)	(6,920)

Net loans	$550,032	$505,874	$502,728

EVB had $4.2 million in non-performing loans at September 30, 2005, which included $1.6 million in loans past due 90 days or more and still accruing interest and $2.6 million in nonaccrual loans.

7.	EVB’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) September 30 2005	(audited) December 31 2004	(unaudited) September 30 2004
Balance January 1	$6,676	$6,495	$6,495
Provision charged against income	488	1,279	957
Recoveries of loans charged off	359	411	316
Loans charged off	(880)	(1,509)	(848)

Balance at end of period	$6,643	$6,676	$6,920

Following is a summary pertaining to impaired loans:

	September 30 2005	December 31 2004
	(in thousands)
Impaired loans for which an allowance has been provided	$15,632	$19,657

Allowance related to impaired loans	$2,013	$2,383

Average balance of impaired loans	$17,239	$5,068

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $462 thousand and $850 thousand at September 30, 2005 and December 31, 2004, respectively.

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the quarter and nine months ending September 30, 2005 and September 30, 2004.

	Three Months Ended
	September 30, 2005		September 30, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,897,641	$0.34	4,875,552	$0.38
Effect of dilutive securities, stock options	5,034	—	9,214	—

Diluted earnings per share	4,902,675	$0.34	4,884,766	$0.38

	Nine Months Ended
	September 30, 2005		September 30, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,889,870	$1.00	4,871,165	$1.15
Effect of dilutive securities, stock options	10,188	—	8,477	(0.01)

Diluted earnings per share	4,900,058	$1.00	4,879,642	$1.14

As of September 30, 2005 and 2004, respectively, options to acquire 89,862 shares and 30,150 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

9.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$274	$198	$822	$594
Interest cost	147	132	441	396
Expected return on plan assets	(129)	(120)	(387)	(360)
Amortization of prior service cost	5	6	15	18
Amortization of net obligation at transition	1	1	3	3
Recognized net actuarial loss	29	16	87	48

Net periodic benefit cost	$327	$233	$981	$699

The Company made its required 2005 fiscal year contribution to the pension plan in December 2004 in the amount of $909 thousand. The Company anticipates that it will likely make its 2006 contribution in December 2005. The pension plan has a fiscal year ending September 30, providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

10.	In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

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

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-

temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

11.	The following table displays detail of comprehensive income for the three month and nine months periods ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$1,687	$1,852	$4,907	$5,583
Unrealized gains (losses) on securities available for sale, net of tax expense	(785)	1,943	(1,446)	(707)
Less: reclassification adjustment, net of tax	(68)	(15)	(148)	(178)

Total comprehensive income	$834	$3,780	$3,313	$4,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results include the results of Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks combined for all periods presented.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company evaluates loans individually for impairment, including loans on nonaccrual, loans past due 90 days or more, restructured loans and other loans selected by management as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, as described below.

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

EXECUTIVE OVERVIEW

Net income decreased 8.9% to $1.7 million for the third quarter of 2005, compared to $1.9 million for the same period in 2004. Diluted earnings per share decreased 10.5% to $0.34 for the third quarter of 2005, compared to $0.38 for the same quarter in 2004. On a year-to-date basis, diluted earnings per share declined $0.14 to $1.00 compared to $1.14 for the same period in 2004. Net interest income increased $220 thousand for the quarter ended September 30, 2005 when compared to the same period in 2004. On a year-to-date basis, net interest income for the period ended September 30, 2005 was up $610 thousand compared to September 2004. This increase in the third quarter of 2005 was the result of higher earnings on the loan portfolio, a decline in investment income and an increase in funding costs. Noninterest income was up $195 thousand, or 17.4%, for the quarter when compared to the same period in 2004 and up $160 thousand on a year-to-date comparison. The increase for the quarter was the result of a $80 thousand increase in securities gains, an increase of 4.0% in service charges and an 17.7% increase in other operating income. On a year-to-date basis securities gains are behind the 2004 level. Noninterest expense for the three months ended September 30, 2005 was up $630 thousand and up $2.1 million for the nine months ended September 30, 2005. Infrastructure improvements which began in 2004 negatively impacted earnings in the first two quarters of 2005 and began to provide benefits of lower expenses in the current quarter. In addition, the Company transitioned to a new VoIP (Voice over Internet Protocol) telephone system during the quarter which should save expenses in the future. The increased service capacity and production efficiency are expected to improve long-term earnings as the Company grows. On a linked quarter basis, management was encouraged to see a decrease in total noninterest expense, including salaries and is focused on managing these expenses to improve the Company’s efficiencies.

Total assets at September 30, 2005 were $755.2 million, up $50.1 million, or 7.1%, from $705.1 million at September 30, 2004 and up $58.9 million, or 8.5%, from $696.3 million at December 31, 2004. For the quarter, total assets averaged $743.2 million, 6.5% above the third quarter 2004 average of $697.5 million. Total loans, net of unearned income, amounted to $556.7 million at September 30, 2005, an increase of $47.0 million, or 9.2%, from $509.6 million at September 30, 2004, and up $44.1 million, or 8.6%, from $512.6 million at December 31, 2004. Net loans as a percent of total assets were 72.8% at September 30, 2005, as compared to 71.3% at September 30, 2004 and 72.6% at 2004-year end. Net loan volume for the first nine months of 2005 was $44.1 million, compared to $22.4 million for the first nine months of 2004. Loan demand continues to grow faster than deposits.

At September 30, 2005, the securities portfolio totaled $140.7 million, up $1.8 million, or 1.3%, from $138.9 million at September 30, 2004 and up $7.0 million, or 5.2%, from $133.7 million at December 31, 2004. Most of the funds that are invested in the securities portfolio are part of the effort to balance interest rate risk and to provide liquidity. There were no federal funds sold at September 30, 2005 or September 30, 2004, and there were $8.3 million net federal funds purchased at December 31, 2004. Federal funds purchased at September 30, 2005 were $7.7 million, down $690 thousand from year-end but up $2.3 million over September 30, 2004.

Total deposits of $615.8 million at September 30, 2005 represented an increase of $15.7 million, or 2.6%, from $600.1 million for the same period a year ago and an increase of $25.9 million, or 4.4%, from $589.9 million at December 31, 2004. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. At September 30, 2005, noninterest-bearing demand deposits were up $12.6 million or 14.5% while interest-bearing deposits were up $3.1 million or 0.6%, compared to September 30, 2004. Compared to the year ended December 31, 2004, noninterest-bearing demand deposits were up $12.1 million or 13.9% while interest-bearing deposits were up $13.9 million or 2.8%.

FHLB borrowings at September 30, 2005 totaled $52.6 million, a $29.1 million, or 123% increase over $23.6 million at September 30, 2004. Compared to the year ended December 31, 2004, FHLB borrowings at September 30, 2005 increased $29.8 million, or 130% increase over $22.9 million at the end of 2004. This change reflects action by management to take advantage of interest rate spreads that benefit the Company by locking in the interest rate spread over the life of the liability. While these transactions have narrowed the net interest margin, they are still lower than the deposit rates now being paid in a rising rate environment and will benefit the Company in the long run.

Financial Accounting Standards Board Pronouncement Number 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income/ (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheet and was a negative $997 thousand at September 30, 2005, a loss increase of $2.3 million from September 30, 2004 and a loss increase of $1.6 million from December 31, 2004. The unrealized gain or (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes. The decrease of the securities market value on a year-to-year and a year-end to present basis reflects some subtle changes in the portfolio and the volatility of the yield curve in a rising rate environment.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2005 was $1.7 million, a decrease of $165 thousand from third quarter 2004 earnings of $1.9 million. The decline in earnings was driven by rises in interest expense and noninterest expense. Interest expense rose $811 thousand or 29.9% over the same quarter in 2004. Noninterest expense increased $630 thousand for the quarter ended September 30, 2005 compared to the same quarter in 2004 and $2.1 million year to date when compared to the same period last year.

Net interest income increased $220 thousand for the quarter ended September 30, 2005, compared to the same period in 2004. This is less than the $364 thousand for the quarter ended June 30, 2005 and reflects the tightening of the margin. The provision for loan loss was down $58 thousand for the same quarterly period. This resulted in an increased net interest income after provision for loan loss of $278 thousand which was less than the first two quarters of 2005 and reflects the growth of reserve expense related to the increased loan volume. The decline in provision expense in all three quarters of 2005 was the result of improved asset quality including collection of several impaired loans. Noninterest income excluding gains on securities sales was up $115 thousand during the third quarter of 2005 compared to the same quarter in 2004. Gain on sale or call of securities was up $80 thousand for the quarter and down $45 thousand in the year to date comparison. Noninterest expense increased $630 thousand for the quarter compared to the comparable period in 2004. Also included in the current quarter noninterest expense increase is $208 thousand of direct expense related to the Central Garage branch that opened in December 2004 and the newest office in Glenns which opened in June 2005.

The yield on earning assets was 6.41% for the quarter ended September 30, 2005 as compared to 6.27% for the same period in 2004. This 14 basis points increase reflects the impact of the federal funds rate increases, and the resulting increases in the Company’s loan pricing. On a year-to-date basis, the yield on earning assets was 6.47% compared to 6.36% for the same nine-month period in 2004. The cost of interest bearing liabilities was 2.41% for the quarter ended

September 30, 2005, up 44 basis points, as compared to 1.97% for the quarter ended September 30, 2004. This reflects the increasing cost of deposits and the impact of the late second quarter FHLB borrowings. On a nine-month comparison, the cost of interest bearing liabilities was 2.24% in 2005 compared to 1.97% in 2004. This reflects the increased cost of funds as the result of a continued rising rate environment and the impact of the FHLB borrowings. Return on average assets was 0.90% compared to 1.06% for the three months ended September 30, 2005 and 2004, respectively. EVB’s return on average equity was 10.85% compared to 12.96% for the quarters ended September 30, 2005 and 2004, respectively.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $7.6 million for the quarter, a $183 thousand increase over the Company’s performance for the third quarter of 2004. Average earning assets increased 7.0% to $689.6 million for the third quarter of 2005 from $644.1 million for the third quarter of 2004. Compared to the same period in 2004, average loans increased 8.3%, average securities increased 5.4% and average federal funds sold decreased 57.2% during the third quarter of 2005. The fully tax equivalent net interest margin for the three-month period ended September 30, 2005 was 4.38%, compared to 4.59% for the comparable period in the prior year. For the quarter, the yield on earning assets was up 14 basis points and the cost of interest bearing liabilities was up 44 basis points, leaving the interest rate spread down 30 basis points for the quarter-to-quarter period. This narrowing of the net interest spread reflects a compression of the yield curve that has increased the cost of deposits while limiting the increase in loan yield. A table that discloses the fully tax equivalent net interest income calculations for the three months ended September 30, 2005 and 2004 follows.

For the nine months ended September 30, 2005, net interest income on a fully tax equivalent basis totaled $22.7 million, a $470 thousand increase over the Company’s performance for the nine months ended September 30, 2004. Average earning assets increased 4.3% to $662.7 million for the nine months ended September 30, 2005 from $635.3 million for the same nine-month period of 2004. Compared to the same nine month period in 2004, average loans increased 6.9%, average securities decreased 3.7% and average federal funds sold decreased 33.5% during the nine months ended September 30, 2005. The fully tax equivalent net interest margin for the nine-month period ended September 30, 2005 was 4.58%, compared to 4.68% for the comparable period in the prior year. For the nine months, the yield on earning assets was up 11 basis points and the yield on interest bearing liabilities was up 27 basis points for a net decrease in the interest rate spread of 16 basis points. This narrowing of the net interest spread reflects a compression of the yield curve that has increased the cost of deposits while limiting the increase in loan yield. A table that discloses the fully tax equivalent net interest income calculations for the nine months ended September 30, 2005 and 2004 follows.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended September 30
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$105,245	$1,156	4.36%	$91,181	$1,130	4.93%
Tax exempt (1)	36,710	539	5.83%	43,472	662	6.06%

Total securities	141,955	1,695	4.74%	134,653	1,792	5.29%
Federal funds sold	2,595	23	3.52%	6,061	20	1.31%
Loans, net of unearned income (2)	545,056	9,426	6.86%	503,375	8,338	6.59%

Total earning assets	689,606	11,144	6.41%	644,089	10,150	6.27%
Less allowance for loan losses	(6,575)			(6,852)
Total non-earning assets	60,178			60,309

Total assets	$743,209			$697,546

Liabilities & Shareholders' Equity:
Interest bearing deposits
Checking	$78,014	$96	0.49%	$77,742	$106	0.54%
Savings	119,457	347	1.15%	130,322	331	1.01%
Money market savings	50,468	165	1.30%	60,045	138	0.91%
C/D discount on purchased deposits	—	—	—	—	(76)	—
Large dollar certificates of deposit (5)	85,524	765	3.55%	66,187	541	3.25%
Consumer certificates of deposit	181,219	1,449	3.17%	180,057	1,303	2.88%

Total interest-bearing deposits	514,682	2,822	2.18%	514,353	2,343	1.81%
Federal funds purchased	1,672	17	4.03%	175	1	2.27%
Other borrowings	62,953	684	4.31%	33,571	368	4.36%

Total interest-bearing liabilities	579,307	3,523	2.41%	548,099	2,712	1.97%
Noninterest-bearing liabilities
Demand deposits	95,908			85,787
Other liabilities	6,308			6,786

Total liabilites	681,523			640,672
Shareholders' equity	61,686			56,874

Total liabilities and shareholders' equity	$743,209			$697,546

Net interest income		$7,621			$7,438

Interest rate spread (3)			4.00%			4.30%
Interest expense as a percent of average earning assets			2.03%			1.68%
Net interest margin (4)			4.38%			4.59%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Average Balances, Income and Expense, Yields and Rates (1)

	Nine Months Ended September 30
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$93,641	$3,226	4.61%	$88,806	$3,381	5.09%
Tax exempt (1)	37,817	1,680	5.94%	47,707	2,138	5.99%

Total securities	131,458	4,906	4.99%	136,513	5,519	5.40%
Federal funds sold	2,929	64	2.92%	4,406	36	1.09%
Loans, net of unearned income (2)	528,290	27,112	6.86%	494,356	24,706	6.68%

Total earning assets	662,677	32,082	6.47%	635,275	30,261	6.36%
Less allowance for loan losses	(6,596)			(6,739)
Total non-earning assets	59,259			59,753

Total assets	$715,340			$688,289

Liabilities & Shareholders' Equity:
Interest bearing deposits
Checking	$77,558	$296	0.51%	$78,411	$317	0.54%
Savings	124,685	969	1.04%	127,558	968	1.01%
Money market savings	52,297	422	1.08%	56,777	389	0.92%
C/D discount on purchased deposits	—	—	—	—	(229)	—
Large dollar certificates of deposit (5)	76,647	1,976	3.45%	64,171	1,577	3.28%
Consumer certificates of deposit	176,518	4,059	3.07%	180,371	3,890	2.88%

Total interest-bearing deposits	507,705	7,722	2.03%	507,288	6,912	1.82%
Federal funds purchased	2,234	55	3.29%	962	8	1.11%
Other borrowings	48,034	1,585	4.41%	34,200	1,091	4.26%

Total interest-bearing liabilities	557,973	9,362	2.24%	542,450	8,011	1.97%
Noninterest-bearing liabilities
Demand deposits	91,364			82,041
Other liabilities	5,415			6,069

Total liabilites	654,752			630,560
Shareholders' equity	60,588			57,729

Total liabilities and shareholders' equity	$715,340			$688,289

Net interest income		$22,720			$22,250

Interest rate spread (3)			4.23%			4.39%
Interest expense as a percent of average earning assets			1.89%			1.68%
Net interest margin (4)			4.58%			4.68%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

Noninterest income excluding realized gains on securities sales was $1.2 million for the third quarter of 2005 and $1.1 million for the same period in 2004. Net realized gains on securities were $103 thousand for the three months ended September 30, 2005, compared to $23 thousand for the same period of 2004. Service charges on deposit accounts were $763 thousand for the quarter, compared to $734 thousand for the comparable period in 2004. This reflects pricing increases made over the last two quarters to various retail services. Other operating income increased to $425 thousand for the third quarter, compared to $361 thousand for the three months ended September 30, 2004.

For the nine months ended September 30, 2005 and 2004, service charge fee income was $2.2 and $2.1 million, respectively. For the same nine-month period, other operating income was $1.1 million in 2005, an increase of $164 thousand or 16.1%, compared to $1.0 million in 2004. This was the result of earnings generated out of other investments compared to the prior year. Gains on sale of available for sale securities for the nine months ended September 30, 2005 was $224 thousand, a decrease of $45 thousand or 16.7% from $269 thousand for the nine months ended September 30, 2004. Over the last 12 months, a narrowing yield curve decreased the opportunities for gains in the investment portfolio.

Noninterest Expense

Quarter: Total noninterest expense increased $630 thousand, or 11.4%, from $5.5 million for the third quarter of 2004 to $6.1 million in the three months ended September 30, 2005. The increase in noninterest expense was the result of overall growth of the Company and infrastructure expenses to position EVB for the future. These expense increases included $261 thousand related to two new branch offices opened in December 2004 and another opened in June 2005 and $103 thousand in other operating expenses. Consulting fees associated with the re-engineering project have been expensed and should not have any negative impact in the fourth quarter of 2005. On a linked quarter basis, noninterest expense is down $132 thousand or 2.1% for the quarter.

Salary and benefits expense increased $374 thousand, or 11.9%, from $3.1 million in the third quarter of 2004 to $3.5 million in the three months ended September 30, 2005. Salary expense was up $175 thousand or 7.3%, while benefits expense increased $105 thousand or 12.6% with pension costs accounting for $92 thousand, or 39.3%, of the benefits increase. This salary expense increase compared to the third quarter of 2004 is a combination of normal merit increases and 10.1% growth in full time equivalent employees (FTE’s) from 276 at the end of the third quarter of 2004 to 292 at the end of the third quarter of 2005. Salary and benefits expense on a linked quarter basis is down $60 thousand.

Net occupancy and equipment expense for the quarter increased $145 thousand, or 17.3%, compared to the third quarter of 2004, from $837 thousand to $982 thousand, with $115 thousand of the increase directly related to the costs of the Central Garage office that opened in December 2004 and the Glenns office that opened in June 2005.

All other noninterest expenses increased $112 thousand or 7.3% to $1.6 million for the third quarter of 2005 from $1.5 million for the same period in 2004. The largest contributors to the other noninterest expense increase were professional services fees up $46 thousand due to increased audit and director fees; outsourced services up $59 thousand due to data processing, ATM and internet banking expenses; and miscellaneous loan fees up $56 thousand due primarily to the credit card start up expense at two of the subsidiary banks. These banks had previous booked only fees but are now booking credit card loans on their balance sheet as well as income and expenses on the income statement.

While noninterest expenses continue to impact the Company’s earnings, management feels these upfront expenses are positioning the Company for strong growth in the future. The capacity that has been developed and the processing efficiencies that are being implemented now, should positively impact the anticipated future growth that the Company can absorb without additional costs.

Nine months year-to-date: Total noninterest expense increased $2.1 million, or 12.4%, from $16.5 million for the nine months ended September 30, 2004 to $18.5 million for the nine months ended September 30, 2005. The increase in noninterest expense was the result of overall growth of the Company and infrastructure expenses to position EVB for the future. These expense increases included $444 thousand related to new branch offices opened in December 2004 and in June 2005 and $315 thousand in consulting fees related to the Phase II re-engineering project.

Salary and benefits expense increased $1.2 million, or 13.1%, from $9.4 million for the nine months ended September 30, 2004 to $10.7 million for the nine months ended September 30, 2005. Salary expense was up $676 thousand or 9.6%, while benefits expense increased $369 thousand or 13.9% with pension costs accounting for $277 thousand, or 75%, of the benefits increase. The 9.6% salary expense increase compared to the nine months ended September 30, 2004 is a combination of normal merit increases and increased staff for two branches.

Net occupancy and equipment expense increased $380 thousand, or 16.2%, compared to the nine months ended September 30, 2004, from $2.3 million to $2.7 million with $211 thousand of the increase directly related to the costs of the Central Garage office that opened in December 2004 and the Glenns office that opened in June 2005.

All other noninterest expenses increased $438 thousand or 9.3% to $5.2 million for the nine months ended September 30, 2005 from $4.7 million for the same period in 2004. The largest contributors to the other noninterest expense increase were consultant fees up $190 thousand as part of the re-engineering project; data processing expense up $110 thousand primarily related to growth in number of accounts and telephone expense up $79 thousand.

Income Taxes

Income tax expense for the quarter ended September 30, 2005 was $656 thousand, compared to $648 thousand for the same period in 2004. Income taxes reflect an effective tax rate of 27.9% for the third quarter of 2005, compared to 25.9% for the third quarter of 2004 and 26.7% for the full year 2004.

Income tax expense for the nine months ended September 30, 2005 was $1.9 million, compared to $2.0 million for the same period in 2004. Income taxes reflect an effective tax rate of 27.4% for the first nine months of 2005, compared to 26.3% for the same period in 2004 and 26.7% for the full year 2004.

In both periods, the change in the effective tax rate is primarily the result of a lower level of tax-exempt income earned by the Company in 2005 compared to 2004.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and foreclosed properties were $4.2 million at September 30, 2005 and $4.8 million at each of December 31, 2004 and September 30, 2004. Nonperforming assets are composed largely (88.3%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $97 thousand for the quarter and $521 thousand for the nine months, representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.07% for the quarter and 0.13% for the nine months ended September 30, 2005. This compares to third quarter 2004 net charge-offs of $155 thousand and nine-month net charge-offs of $532 thousand, with an annualized ratio of net charge-offs of 0.12% for the quarter and 0.14% for the nine months ended September 30, 2005 and 2004 full year net charge-offs of $1,098 thousand, or 0.21% of average loans. The 0.76% ratio of nonperforming loans to total loans at September 30, 2005 was down significantly from 0.94% at December 31, 2004 and from 0.93% at September 30, 2004. This decrease results from improved loan quality with a significant decrease in impaired and nonperforming loans. As the company moves forward in the business cycle, with continued interest rate increases and a slowing of the economy, these trends are subject to change.

The allowance for loan losses decreased to $6.6 million at September 30, 2005, as compared to $6.7 million at December 31, 2004 and $6.9 million at September 30, 2004. The allowance decreased $33 thousand in the first nine months of 2005 as compared to an increase of $425 thousand in the first nine months of 2004. Most of the decrease in the allowance is directly related to the payoff of several loans reported with specific impairment reserves at December 31, 2004 which resulted in lower reserve requirements in the first nine months of 2005. The increase in the allowance for loan losses during the first nine months of the prior year was the result of increased lending activity in the loan portfolio and management’s review of the level of nonperforming loans. The ratio of allowance for loan losses to total loans was 1.19% at September 30, 2005, compared to 1.30% at 2004 year-end and 1.36% at September 30, 2004. The allowance for loans losses at September 30, 2005 includes $2.01 million of specific impaired loan reserves.

At September 30, 2005, the Company reported $15.6 million in impaired loans, a decrease of $4.1 million from $19.7 million at December 31, 2004. The average balance of impaired loans for the nine months ended September 30, 2005 was $17.2 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

(Dollars in thousands)	September 30 2005	December 31 2004	September 30 2004
Nonperforming Assets
Nonaccrual loans	$2,600	$3,217	$4,730
Restructured loans	—	—	—
Loans past due 90 days or more and accruing interest	1,555	1,614	27

Total nonperforming loans	$4,155	$4,831	$4,757
Other real estate owned	65	—	—

Total nonperforming assets	$4,220	$4,831	$4,757

Nonperforming assets to total loans and other real estate	0.76%	0.94%	0.93%
Allowance for loan losses to nonaccrual loans	255.50%	207.52%	146.30%
Net charge-offs to average loans for the year	0.13%	0.22%	0.14%
Allowance for loan losses to period end loans	1.19%	1.30%	1.36%

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

During the first nine months of 2005, the Company entered into four transactions with the FHLB in order to fund loan growth and take advantage of interest spreads between the Company’s deposit interest rates and the FHLB rates. The Company has made it a practice to fund growth at times with FHLB borrowings if the rates were below the Company’s interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly but overall give the Company an excellent spread and funding rate. One of the transactions for $10 million is a leveraged transaction where the borrowing is offsetting 3-5 year loan balances. The spread on this transaction is better than the spread the Company would have received by attracting 5-year certificate funds. Another transaction of $13.5 million is a leverage transaction offset by mortgage backed securities investments. These transactions have increased the Company’s contractual borrowings by $29.1 million. Management will continue to look for funding opportunities while operating in a rising rate environment. These were the only changes to our contractual obligations that would impact liquidity since the 2004 Form 10-K disclosure.

There have been no material changes in off-balance sheet arrangements that would impact liquidity since the 2004 Form 10-K disclosure.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at September 30, 2005 was $65.3 million, or 12.2% of risk-weighted assets, for Tier 1 capital and $71.9 million, or 13.4%, for total risk based capital. The risk-based capital position is up slightly in total dollars but down slightly from a ratio position when compared to year end 2004 when the Company reported $61.8 million, or 12.6%, for Tier 1 risk based capital and $68.0 million, or 13.9%, for total risk based capital.

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

FORWARD- LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Risk inherent in the investment portfolio, which comprises approximately 18.6% of the Company’s total assets

•	Interest rate fluctuations and the Company’s ability to successfully manage that risk

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	Maintaining capital levels adequate to support the Company’s growth

•	The ability to successfully manage the Company’s growth or implement its growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future

•	Reliance on the Company’s management team, including its ability to attract and retain key personnel

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality

•	Changes in laws and regulations applicable to the Company

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. In addition, while the Company has reorganized and centralized many functions since December 31, 2004, it has maintained the control points that have been established. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock during the third quarter of 2005.

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to its shareholders during the third quarter of 2005.

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

Date: November 3, 2005

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer