Form 10-K
period 2005-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2006-03-03
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $95,533,034.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2006 was 4,909,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2006 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 20, 2006 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2005

PART I

Item 1.	Business

General

Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through three wholly owned subsidiaries, Southside Bank, Bank of Northumberland, Inc. and Hanover Bank (“the banks”). Bank of Northumberland, Inc. and Southside Bank were chartered as state banks under the laws of the Commonwealth of Virginia in 1910. Hanover Bank was chartered as a state bank in 2000.

The Company’s primary activity is retail banking. Through its bank subsidiaries the Company provides full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa and MasterCard revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 22 branches at year end 2005, the banks serve diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Lancaster, Middlesex, Richmond, Northumberland, Southampton, Surry and Sussex, Virginia. Ancillary services provided by the banks to its customers include travelers’ checks, safe deposit box rentals and other customary bank services. The largest majority of the Company’s revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services.

The banks jointly own EVB Financial Services, Inc. (EVBFS), which owns other financial service businesses that the Company sets up. EVBFS in turn has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, Inc. The mortgage company operates with a partner in generating various real estate loans for sale in the mortgage loan markets and earns interest and fees from these loans while retaining no servicing rights. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. For a fee, EVB Investments, Inc. provides securities, brokerage and investment advisory services. Investment advisory services offered through agreement by BI Investments, LLC, a registered advisory provider offered through Eastern Virginia Bankshares. It has a 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. Southside Bank has a 75% ownership interest in EVB Title, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. Bank of Northumberland has an ownership interest in Bankers Title, LLC, which provides title insurance services. EVB also owns 100% of Eastern Virginia Statutory Trust I that was setup for the sole purpose of Trust Preferred Debt issuance. The financial position and operating results of all of these subsidiaries are not significant in the aggregate to the Company as a whole and are not considered principal activities of the Company at this time.

Recent Developments

EVB started a re-engineering plan in late 2002 to gain “Best Practices” among its three bank subsidiaries. Prior to the re-engineering plan, each bank, and in some cases each branch, had different procedures for processing transactions at the bank level. Each bank also had its own separate Human Resources department, Accounting department, and Bond Portfolio management. The three banks were brought together to discuss each transaction that occurs in the branch to come up with the best procedure among them, which EVB refers to as “Best Practices”. The Company spent considerable time in 2003 and early 2004 completing these “Best Practices” and also consolidating the individual departments listed above. This was considered Phase I of the re-engineering plan in which the Company spent approximately $800 thousand in consulting fees. The compliance with the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) delayed Phase II of the re-engineering plan to the first quarter of 2005.

This phase represented the final consolidation of remaining back office functions such as Loan Operations, Branch Operations and Credit Review and the designing of consistent and unified procedures and policies. While the consolidation of the functions and most processes was completed in 2005, management continues to monitor all processes for refinements and efficiencies on a regular basis.

In November 2005, the Company announced plans to consolidate the three existing banks into a one-bank holding company. While consolidation of many back room services has already occurred, management determined that a consolidation could increase overall efficiencies, provide better services through a 22 branch system over a larger geographic region, improve customer service by having one process for most functions, and more effectively expand the franchise with one capital base as opposed to three. Utilizing the same consultant that has assisted in the work process consolidations, the Company is planning a more effective customer service oriented organization that can quickly respond to customers needs in a satisfactory manner. Planning began in November 2005 with the consolidation expected to become effective in the second quarter of 2006.

Available Information

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

Employees

As of December 31, 2005, the Company and its subsidiary banks employed 296 full-time equivalent employees. EVB’s success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. The Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be successful in the future. None of the Company’s employees are subject to collective bargaining agreements. EVB believes relations with its employees are excellent.

Business Strategy

The Company’s business strategy is to grow both the existing franchise by taking advantage of opportunities in our current markets and to look at all possibilities to expand into other markets. Management investigates any potential opportunities to expand by acquisition or movement into other financial services products, which make the Company more profitable and will increase shareholder value.

Competition

EVB faces significant competition for loans and deposits based on the particular markets of operation, which can range from a small rural town to part of a large urban market. Competition for loans, the Company’s primary source of income, comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2005 data published by the Federal Deposit Insurance Corporation, the most recent date for which such data is available, EVB held the largest deposit share among its competitors in Middlesex, Northumberland and Surry Counties. EVB also had a strong deposit share in Essex, King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Gloucester and Hanover Counties. The Company’s primary competition is other community banks in Caroline, Essex, King William, Lancaster and Northampton Counties, while it competes with both community banks and large regional banks in Caroline, Gloucester, Hanover, Middlesex, Southampton, Surry and Sussex Counties.

The Company’s deposit market share by county as of the latest available regulatory reports is:

• Northumberland County	70.8%

• Surry County	69.0%

• Middlesex County	44.2%

• Essex County	38.2%

• Sussex County	27.8%

• Southampton County	24.2%

• King William County	23.3%

• Gloucester County	7.7%

• Caroline County	7.3%

• Hanover County	7.2%

• Lancaster County	2.7%

Credit Policies

Most loans on EVB’s balance sheet are originated by one of the Company’s subsidiary banks – Southside Bank, Bank of Northumberland, Inc., or Hanover Bank. Any additional loans in the Company’s portfolio are from external participations purchased from other community banks or from loans purchased through EVB Mortgage, both of which must meet the same qualifications as those loans originated in the banks. For purposes of the discussion that follows, the banks will be collectively referred to as EVB.

The principal risk associated with each of the categories of loans in EVB’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on certain factors. The risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction. In an effort to manage these risks, EVB’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience.

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

Loan Originations

Residential real estate loan originations come primarily from walk-in customers, real estate brokers and builders, and through referrals from EVB Mortgage. Loans generated and purchased from EVB Mortgage are referred to the banks for those loans that meet EVB’s underwriting guidelines. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from current customers. An EVB loan officer as part of the application process reviews all loan applications. Information is obtained concerning the income, financial condition, and employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Depending on the type of loan involved, loan quality is analyzed based on EVB’s experience and credit underwriting guidelines as well as the guidelines used by an external loan review firm. Real estate collateral is appraised by independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification and based on the lender’s experience with these appraisers.

In the normal course of business, EVB makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2005, commitments to extend credit totaled $90.7 million. For more information, see Footnote 17 to the Consolidated Financial Statements included as part of this Form 10-K.

Construction Lending

EVB makes local construction and land acquisition and development loans. Residential houses under construction and the underlying land for which the loan was obtained secure construction loans. At December 31, 2005, construction, land acquisition and land development loans outstanding were $47.6 million, or 8.3% of total loans. These loans are concentrated in EVB’s local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, they help EVB in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the advancing of loan funds upon the security of the land or home under construction, where the value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, EVB generally limits loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of its borrowers. The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, as described below, but have higher yields. To manage these risks, EVB generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. EVB has a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2005, commercial loans totaled $55.7 million, or 9.7% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in EVB’s market area include commercial buildings and offices, recreational facilities, small shopping centers and churches, and other secure commercial real estate loans. At December 31, 2005, commercial real estate loans totaled $151.9 million, or 26.4% of EVB’s total loans. In its underwriting of commercial real estate, EVB may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. EVB’s commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and EVB typically requires personal guarantees or endorsements of the borrowers’ principal owners. In addition, EVB carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise EVB’s total largest loan category. At December 31, 2005, this category of mortgage loans accounted for $263.2 million, or 45.8% of EVB’s total loan portfolio. Security for the majority of EVB’s residential lending is in the form of owner occupied one-to-four-family dwellings. Adjustable rate loans are $103.3 million of the residential real estate portfolio and are primarily 3 year Adjustable Rate Mortgages.

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

Consumer Lending

EVB offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2005, EVB had consumer loans, net of unearned interest, of $55.3 million or 9.6% of total loans. Such loans are generally made to customers with whom the Company has a pre-existing relationship. EVB currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are issued based on a fixed rate.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as EVB, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

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

As state-chartered banks, each of EVB’s three bank subsidiaries is subject to regulation, supervision and examination by the Virginia State Corporation Commission through its Bureau of Financial Institutions. All three subsidiary banks are members of the Federal Reserve System and subject to regulation, supervision and examination by the Federal Reserve Bank of Richmond. Federal and state laws also govern the activities in which the banks may engage regarding the investments that they may make and the aggregate amount of loans that may be granted to one borrower. The Company is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, including the filing of quarterly, annual and other periodic reports with the Securities and Exchange Commission (the SEC).

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

Dividends

Earnings of the Company’s banking subsidiaries are impacted by general economic conditions, legislative changes, and management policies. The majority of the Company’s revenue from which dividends may be paid is dividends paid by the banks to the Company. Bank dividends are subject to regulatory requirements limiting dividends to current year earnings plus net retained earnings for the prior two years, unless otherwise approved by regulatory authorities. As of 2005 year-end, Southside Bank had $12.6 million, Bank of Northumberland $6.7 million, and Hanover Bank $1.4 million of retained income, free of restriction for payment of dividends. The Company maintains a policy that each of its banks is to maintain capital sufficient to be categorized as well-capitalized under banking regulations and to meet its desired lending limit requirements and to fund anticipated growth. Due to the Company having strong liquidity it was not necessary for the banks to pay a dividend in 2004 or 2005 although the Company paid dividends to shareholders of over $2.9 million in the aggregate each respective year.

Capital

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2005, each of the three subsidiary banks was well capitalized under the regulatory guidelines of the FDIC. The Company’s capital is discussed in greater detail under the caption Capital Resources in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In addition, actual capital ratios and regulatory ratios are compared and commented on in Note 19 to the Consolidated Financial Statements, which is included as part of this Form 10-K, under the caption Regulatory Matters. The Company is well capitalized in all measured categories.

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

The Company and its subsidiary banks are also subject to certain other recent federal laws which directly impact operations of the Company:

USA Patriot Act

The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, EVB has not experienced a material effect on products, services or other business activities since implementing the USA Patriot Act requirements.

The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. The banks have been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the Banks find any relationship or transactions, they must file a suspicious activity report and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. Every two weeks, OFAC sends electronic lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the banks databases find a matching name on any account, or wire transfer that is on an OFAC list, the banks must freeze such accounts, file a suspicious activity report and notify the FBI.

Gramm-Leach-Bliley Act of 1999 (“GLBA”)

The GLBA implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA covers a broad range of issues, including the repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The Act repeals sections of 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking, insurance underwriting, sales and brokerage activities.

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

To become eligible for these activities, a bank holding company must qualify as a financial holding company. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While EVB satisfies these requirements, the Company has not found a sufficient business reason to elect to be treated as a financial holding company under the GLBA.

Bank Secrecy Act

The GLBA and the Bank Secrecy Act contain extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to its customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are stricter than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

Community Reinvestment Act

Southside Bank is subject to the requirements of the Community Reinvestment Act (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process pursuant to twelve assessment factors. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. At this time, the other banks are not subject to the requirements, but will be under the new one-bank organization.

Sarbanes-Oxley Act of 2002 (“SOX”)

The Sarbanes-Oxley Act of 2002, primarily provides for the improvement of corporate governance and reporting. A major part of SOX is Section 404, which requires certain companies to provide a report on their internal controls over financial reporting. This internal control report must (1) state the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (2)

contain an assessment, as of the end of the most recent fiscal year of the issuer, of the effectiveness of the internal control structure and procedures of the issuer for financial reporting. This assessment of internal controls over financial reporting requires management to maintain evidential matter, including documentation, to support its assessment. Section 404 also requires an Attestation Report from the issuer’s registered public accounting firm. The Company believes it is fully complying with SOX. In the second year of implementation, 2005, the Company has continued to monitor its internal controls as a normal course of business and to maintain control as the Company goes through reorganizing and centralizing many of its reporting lines and backroom operations. See Item 9A below for more information.

Item 1A.	Risk Factors

An investment in the Company’s common stock involves significant risks inherent to the Company’s business. The risks and uncertainties that management believes affect or could affect the Company are described below. You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, before you decide to invest in our common stock.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with our competition with rises and falls based on the Asset Liability committee’s vision of the Company’s needs. However, the Company may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

We may be adversely affected by economic conditions in our market area.

We operate in a mixed market environment with influences from both rural and urban areas. Because our lending is concentrated in these markets, we will be affected by the general economic conditions in the Eastern, Richmond and Tidewater areas of Virginia. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of our mortgage subsidiary. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

Although we might not have significant credit exposure to all the businesses in our areas, the downturn in any of these businesses could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios.

Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our loan growth, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. See “Supervision and Regulation” for more information about applicable banking laws and regulations.

We may not be able to successfully manage our growth, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•	open new branch offices or acquire existing branches or other financial institutions;

•	attract deposits to those locations; and

•	identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization.

As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch aggressively could depress our earnings in the short run, even if we efficiently execute our branching strategy.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chairman, President and other Senior Officers. We have entered into employment agreements with five our executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain Bank owned life insurance on key officers that would help cover some of the economic impact of a loss caused by death.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can influence management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business processes, our planning for proper integration into our company can give no assurance that we will not encounter operational and financial reporting difficulties impacting our controls over the Company.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

We may in the future issue additional stock, any or all of which will dilute your percentage ownership and, possibly, the value of your shares.

Our board of directors generally has the authority to issue all or part of any authorized but unissued common shares without prior shareholder approval and without allowing the shareholders the right to purchase their pro rata portion of such shares. This includes shares authorized to be issued under our stock option plans. The issuance of any new common shares will dilute your percentage ownership, and could dilute the value of your shares.

Because our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or high interest rates may reduce our profits.

Maintaining a high level of fees from this operation depends primarily on our ability to continue to originate mortgage loans. Production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where a 15,632 square foot corporate headquarters and operations center was opened in July 2003. The three subsidiary banks own 18 full service branch buildings including the land on which 17 of those buildings are located and two remote drive-in facilities. Four branch office buildings are leased at current market rates. Northumberland and Middlesex Counties each are the home to three of the branches. Gloucester County and King William County are home to two branch offices as is Essex County which also houses the Southside Bank loan administration center and the corporate/operations center. Hanover County houses four branch offices (three of which are leased) while Caroline County, Lancaster County, Southampton County, Surry County and Sussex County each have one full service branch office. Southampton County and Sussex County also have stand-alone drive-in/automated teller machine locations. All properties are in good condition. The land on which the Middlesex County office is located is under long-term lease.

Southside Bank opened its 14th branch along Rt. 17 at Glenns in Gloucester County in June 2005. This expanded on the original lease begun in November 2004 which allowed the Company to operate its training and accounts payable departments in parts of the building. The upper floor of the building is still used by the owner. As the Company looks at 2006, it is pursuing the relocation of the Airpark branch of Hanover Bank and anticipates opening in late 2006. The land for this location was purchased in mid 2004 and offers the Company a great site in a rapidly expanding market, Hanover County.

While the current locations are meeting the Company’s needs, and many may meet our needs into the future, the Company is a growing entity that is frequently reevaluating its locations and space needs. Continued growth may require expansions or relocations in the future.

Item 3.	Legal Proceedings

EVB and its subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments. The only litigation in which EVB and its subsidiaries are involved consist of collection suits involving delinquent loan accounts in the normal course of business which management estimates will not have a material impact on the financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of EVB, their ages as of December 31, 2005, their current titles and positions held during the last five years:

W. Rand Cook, 52, is the Chairman of the Board of Directors of EVB, serving since 2001, and has been a member of the Board since the Company’s inception in December 1997. He was a director of Hanover Bank from its inception in 2000 until 2002. He was a director of Southside Bank from 1996 to 2000. He is an attorney in Hanover County, VA.

F. L. Garrett, III, 66, has been Vice Chairman of the Board of Directors of EVB since the Company’s inception in December 1997. Mr. Garrett is also Chairman of the Board of Directors of Southside Bank of which he has been a member since 1982. He is a realtor in Essex County, VA

William E. Martin, Jr., 56, is Senior Vice President of EVB. Mr. Martin has served as the President and Chief Executive Officer of Hanover Bank since it began operations in 2000.

Lewis R. Reynolds, 55, is Senior Vice President of EVB. Mr. Reynolds has served as the President and Chief Executive Officer of Bank of Northumberland since 1991.

Joe A. Shearin, 49, is the President and Chief Executive Officer of EVB and its subsidiary Southside Bank. Mr. Shearin has served as President of Southside Bank since 2001 and as President and Chief Executive Officer of EVB since 2002. Prior to that time, he was Senior Vice President/City Executive of BB&T for three years.

Joseph H. James, 50, is Senior Vice President and Chief Operations Officer of EVB. Mr. James joined EVB in 2000 as Chief Operations Officer.

Ronald L. Blevins, 61, is Senior Vice President and Chief Financial Officer of EVB. Mr. Blevins joined EVB in 2000 as Chief Financial Officer.

J. Lloyd Railey, 55, is Senior Vice President and Risk Management Officer of EVB. He was Chief Financial Officer of Southside Bank from 2001 to 2002 when he was transferred to EVB. He was President of B&L Professional Services, Inc., providing banks with project management and other consultative services during 2000 and 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2005 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

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

Purchases of Equity Securities

The repurchase and retirement of shares is part of a Board of Directors authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of not more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 133,383 shares have been repurchased under this Board authorized Plan that was publicly announced on January 31, 2001. The maximum number of shares that were available for repurchase under this Plan in 2005 was 245,250. The Company did not repurchase any of its securities during 2005.

Item 6.	Selected Financial Data

The information set forth on page 4 of the 2005 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and financial condition of Eastern Virginia Bankshares, Inc. The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares and attempts to identify trends and material changes that occurred during the reporting periods. The discussion should be read in conjunction with Selected Financial Data (Item 6 above) and the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Item 8 below).

Forward Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Interest rate fluctuations

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Funding cost in an increasing competitive environment

•	Changes in banking and other laws and regulations applicable to the Company

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles and behavior

•	Integration of newly acquired branches or businesses

•	The ability to successfully manage growth or the implementation of growth strategies

•	Other factors discussed in Item 1A, “Risk Factors”, above

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No.5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No.114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company evaluates loans individually for impairment that are non-performing, such as nonaccrual loans, loans past due 90 days or more, restructured loans and other loans selected by management as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5.

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

Executive Overview

While EVB increased net interest income by 3.6% for the year ended December 31, 2005, this was counteracted by increased noninterest expenses which lowered net income and earnings per share. The higher noninterest expense was the result of the Company’s backroom centralization project, the full expense impact of two new branches, and the initial impact of the planned one bank reorganization. The Company had net income of $6.73 million, or $1.37 per share on a basic and a diluted basis, down 7.1% from $7.24 million and $1.49 per share on basic and $1.48 per share on a diluted basis for 2004. Return on average assets (ROA) for 2005 was 0.93% compared to 1.05% in the prior year, and the return on average equity (ROE) was 11.05% for 2005 compared to 12.42% in 2004. Core earnings during the period from 2004 to 2005 continued to improve as net interest income increased by 3.6% and noninterest income excluding realized gains on securities increased 6.7% from the prior year. As stated this was largely offset by an 11.4% increase in noninterest expenses which reflects a slowing of the higher expense rate when compared to a 21.1% increase in noninterest expenses between 2003 and 2004.

As the Company went through the year 2005, it continued to feel the expense impact of the re-engineering project, SOX, the new branches, new training to raise the level of customer service and the initial impact of the one bank reorganization project. It benefited from both loan growth and better asset quality which should carry forward into 2006.

While most of the major costs associated with SOX hit in 2004, the costs to continue the procedures and maintain effective control of the Company are on going. A grid outlining the control responsibilities of all divisions has to be maintained and revised as the Company changes. The Company hired an outside consultant to perform SOX reviews and many internal audit functions. The external audit firm has more responsibilities to review the control environment of the Company and thus higher fees. In addition, the Company continues to conduct training for all government compliance requirements.

Late in 2004, Southside Bank opened the Central Garage branch in King William County near the crossroads of Route 360 and Route 30. In June 2005, Southside Bank opened a branch in Glenns, along the Route 17 corridor to Hampton Roads. While these branches have grown, their contribution in 2005 was mostly expenses. Management expects a higher contribution to expense coverage in 2006 through higher branch earnings. Customer service training was introduced late in the third quarter to make the whole company aware of the best practices in handling both external customer and internal bank employee calls for service or information. This training was presented to all the employees. This is an initial step to develop a sales culture within the Company, so the employees can better recognize and effectively meet the needs of our customers.

Finally, towards the end of the year, the Company announced plans to transform itself from a three-bank holding company to a one-bank holding company. This process will further streamline backroom processes by creating a unified process company-wide and minimize various reporting requirements from three banks to one. The costs associated with this began in the fourth quarter of 2005 and will most likely end in the second quarter of 2006.

With all these non-income producing projects going on, the Company increased loan volume and the associated income very well. Even more important, the overall asset quality is at its highest level in the history of the Company. While the Federal Reserve continues increasing interest rates, future net interest income from loan rate growth could be squeezed by higher cost deposits, since the demand for funds from all financial sectors will drive up the cost of customer deposits.

Results of Operations

The table below lists the Company’s quarterly performance for the years ended December 31, 2005 and 2004.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

	Three Months Ended
	2005				2004
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$11,660	$10,979	$10,511	$10,079	$9,862	$10,042	$9,881	$9,959
Interest expense	3,836	3,523	3,030	2,809	2,759	2,712	2,669	2,630

Net interest income	7,824	7,456	7,481	7,270	7,103	7,330	7,212	7,329
Provision for loan losses	64	282	198	8	322	340	277	340

Net interest income after provision for loan losses	7,760	7,174	7,283	7,262	6,781	6,990	6,935	6,989
Noninterest income	1,139	1,313	1,132	1,143	1,156	1,118	1,223	1,087
Noninterest expense	6,346	6,144	6,276	6,127	5,640	5,608	5,729	5,431

Income before applicable income taxes	2,553	2,343	2,139	2,278	2,297	2,500	2,429	2,645
Applicable income taxes	734	656	590	607	640	648	610	733

Net Income	$1,819	$1,687	$1,549	$1,671	$1,657	$1,852	$1,819	$1,912

Net income per share, basic and diluted	$0.37	$0.34	$0.32	$0.34	$0.34	$0.38	$0.37	$0.39

Net Interest Income

Net interest income represents the Company’s gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34%. Tax-exempt securities income is further adjusted by the Tax Equity Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets. Net interest margin represents the Company’s net interest income divided by average earning assets. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The “Average Balances, Income and Expense, Yields and Rates” table presents average balances, related interest income and expense, and average yield/cost data for each of the past three years. The “Volume and Rate Analysis” table that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid, for the periods indicated.

Average Balance, Income and Expense, Yields and Rates (1)

	Twelve Months Ended December 31
	2005			2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$95,688	$4,477	4.68%	$89,686	$4,460	4.97%	$66,417	$3,430	5.16%
Tax exempt (1)	37,456	2,216	5.92%	46,596	2,784	5.97%	49,089	2,989	6.09%

Total securities	133,144	6,693	5.03%	136,282	7,244	5.32%	115,506	6,419	5.56%
Federal funds sold	2,477	76	3.07%	4,230	53	1.25%	8,507	95	1.12%
Loans (net of unearned income) (2)	537,736	37,137	6.91%	498,568	33,298	6.68%	431,051	30,604	7.10%

Total earning assets	673,357	43,906	6.52%	639,080	40,595	6.35%	555,064	37,118	6.69%
Less allowance for loan losses	(6,632)			(6,788)			(6,087)
Total non-earning assets	59,427			59,112			38,307

Total assets	$726,152			$691,404			$587,284

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$78,953	$398	0.50%	$79,094	$428	0.54%	$61,177	$329	0.54%
Savings	122,373	1,312	1.07%	128,041	1,296	1.01%	119,547	1,458	1.22%
Money market savings	51,451	595	1.16%	57,103	520	0.91%	45,696	494	1.08%
Large dollar certificates of deposit (5)	79,782	2,813	3.53%	64,611	2,123	3.29%	53,098	1,882	3.54%
Other certificates of deposit	179,198	5,654	3.16%	179,748	4,925	2.74%	161,063	5,164	3.21%

Total interest-bearing deposits	511,757	10,772	2.10%	508,597	9,292	1.83%	440,581	9,327	2.12%
Other borrowings	54,543	2,426	4.45%	34,679	1,478	4.26%	25,784	1,095	4.25%

Total interest-bearing liabilities	566,300	13,198	2.33%	543,276	10,770	1.98%	466,365	10,422	2.23%
Noninterest-bearing liabilities
Demand deposits	93,376			83,841			61,055
Other liabilities	5,603			6,005			5,224

Total liabilities	665,279			633,122			532,644
Shareholders’ equity	60,873			58,282			54,640

Total liabilities and shareholders’ equity	$726,152			$691,404			$587,284

Net interest income		$30,708			$29,825			$26,696

Interest rate spread (3)			4.19%			4.37%			4.45%
Interest expense as a percent of average earning assets			1.96%			1.69%			1.88%
Net interest margin (4)			4.56%			4.67%			4.81%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	Nonaccrual loans have been included in the computations of average loan balances.

(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Tax-equivalent net interest income increased 3.0% in 2005 to $30.7 million from $29.8 million in 2004. Average earning asset growth of 5.4% produced $3.3 million of increased interest income, while interest-bearing liabilities grew 4.2% producing a $2.4 million increase in interest expense. The increase in net interest income resulted from a combination of higher volume and rates in earning assets, a volume increase in both large denomination certificates of deposit and long-term borrowings and higher rates on all interest-bearing liabilities except interest checking. The increased cost of deposits and borrowings seen in the rate column, more than offset the increase from rates in the earning assets. The Federal Reserve continued to raise rates throughout 2005 which caused customers to move out of lower yielding deposits and into higher yielding certificates of deposit or other investments outside of the bank. The Company did have an increase in demand deposits with most of this coming in personal and business checking. The slowing of deposit growth resulted in an increase in other borrowings and a liquidating of securities to help fuel the loan growth. The Company had a net interest margin of 4.56% for 2005, an eleven basis point decrease from 4.67% in 2004. Yield on earning assets increased 17 basis points to 6.52% in 2005 from 6.35% in 2004, while the cost of interest-bearing funds increased 35 basis points from 1.98% in 2004 to 2.33% in 2005. The higher increase in interest expense more than offset the increase in earning assets, resulting in an 11 basis point decrease in the net interest margin. In 2006, the Company expects the cost of deposits will further squeeze the net interest margin until rates stop rising.

Historically, the net interest margin pressure caused by an economic environment with a flat or inverted yield curve has proved extremely challenging for the banking industry. At June 30, 2004, just as the Federal Open Market Committee began raising the federal funds rate, which resulted in a matching increase in the Wall Street prime rate, the yield on a three month maturity treasury bond was 1.37% or 253 basis points below the 3.90% yield on a five year treasury and 332 basis points below the 4.69% yield on a 10 year treasury. By February 10, 2006 that yield had inverted to the point that a three month treasury was yielding 4.52%, while both the five year and ten year treasury were yielding the exact same 4.52%, the ten year treasury being below the level of 18 months ago. The yield curve change from a more than 250 basis point premium for a longer investment to a position where there is no premium for time risk is presenting funding and interest margin management pressures to the Company, as a flat or inverted yield curve significantly increases competition for deposits and their cost. While deposit cost is increasing, the lack of a similar movement in longer-term rates limits the yield increase on fixed rate loans. As a result, management considers the short-term risk of a further decrease in the net interest margin to be more likely than the potential of an increase in the margin.

Average earning asset growth of 5.4% resulted from increases in average loans outstanding of 7.9%, a decrease in federal funds sold of 41.4% and a slight decrease in average securities. Growth in average earning assets of $34.3 million was primarily funded by average deposit growth of $12.7 million and an increase in average borrowings of $19.9 million. In 2004, net interest income on a tax equivalent basis increased 11.7% to $29.8 million from $26.7 million in 2003. Average earning asset growth of 15.1% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.67%, a 14 basis point decrease from 4.81% in 2003.

Volume and Rate Analysis (1)

	2005 vs. 2004 Increase (Decrease) Due to Changes in:			2004 vs. 2003 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$285	$(268)	$17	$1,160	$(130)	$1,030
Tax exempt securities (2)	(545)	(23)	(568)	(147)	(58)	(205)
Loans (net of unearned income)	2,665	1,174	3,839	4,582	(1,888)	2,694
Federal funds sold	(29)	52	23	(52)	10	(42)

Total earning assets	2,376	935	3,311	5,543	(2,066)	3,477
Interest-Bearing Liabilities:
Interest checking	2	(32)	(30)	99	—	99
Savings deposits	(59)	75	16	102	(264)	(162)
Money market accounts	(57)	132	75	111	(85)	26
Consumer certificates of deposit	(7)	736	729	321	(560)	(239)
Large denomination certificates (3)	526	164	690	381	(140)	241
Long-term borrowings	880	68	948	380	3	383

Total interest-bearing liabilities	1,285	1,143	2,428	1,394	(1,046)	348

Change in net interest income	$1,091	$(208)	$883	$4,149	$(1,020)	$3,129

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.

(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

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

The Company generally strives to maintain a position flexible enough to move to equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter-term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter-term investments can be made. Interest rate gaps are managed through investments, loan pricing and deposit pricing. The banking industry traditionally faces funding challenges in an environment such as that currently in place when the yield curve is flat to inverted. Managing the interest rate gap has become much more challenging in this current rising rate environment where many depositors have chosen to move funds out of savings and money market accounts and into higher rate, longer maturity certificates of deposit or the securities market. While this customer change in deposit preference unfavorably impacts the current interest margin, it creates an asset sensitive balance sheet, as more assets are subject to short-term interest rate increases than the amount of liabilities subject to the same short-term increases. In the short term the Company is currently asset sensitive but will swing to a liability sensitive status as 2006 progresses and depending on when interest rates stop rising.

Noninterest Income

Noninterest income increased by $203 thousand or 4.5% from $4.5 million in 2004 to $4.7 million in 2005. Service charges on deposit accounts, the largest source of noninterest income, increased by $33 thousand or 1.1% from $2.95 million in 2004 to $2.99 million in 2005. Other operating income increased $227 thousand or 17.9% from $1.27 million in 2004 to $1.50 million in 2005. Other operating income includes a $217 thousand increase in other investment income, which reflects the increased revenue of the investment services business and from EVB Mortgage. The mortgage company is a joint venture entered into during the first quarter of 2004 with Southern Trust Mortgage. The increased income was related to loan volume generated in the final three quarters of 2005. Realized gain on sale of securities decreased $79 thousand to $224 thousand from $303 thousand in the prior year. Other items in this category are a loss of $58 thousand on disposal of fixed assets as the Company upgraded to a Voice Over Internet Protocol (VOIP) telephone system which uses our computer lines to transmit most of our telephone traffic.

Noninterest income increased $580 thousand or 14.7% from 2003 to 2004, attributable to a $554 thousand increase in service charges on deposits, a $50 thousand increase in other operating income, a $155 thousand decrease in gain on sale of other real estate and a $130 thousand increase in realized gain on sale of securities.

The following table shows the components of noninterest income for the periods indicated.

Noninterest Income:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Service charges on deposit accounts	$2,986	$2,953	$2,399
Gain on available for sale securities	224	303	173
Gain on sale of other real estate	22	—	155
Other operating income	1,495	1,268	1,372

	$4,727	$4,524	$4,099

Noninterest Expense

Total noninterest expense increased $2.5 million or 11.4% during 2005 compared to an increase of $3.9 million or 21.1% during 2004. In total dollars, noninterest expense was $24.9 million in 2005 compared to $22.3 million in 2004. Salaries and benefits accounted for $1.4 million, or 53.6%, of the increase. On a year to year basis, it was a 10.7% increase to $14.1 million in 2005 compared to $12.7 million in 2004, slowing from the previous year’s increase. The increase in salaries and benefits was the result of additions to staff related to the opening of the new Central Garage office in late fourth quarter 2004 and the opening of the Glenns office in June 2005. These two locations added $229 thousand to personnel expense. Other personnel expenses included a $369 thousand or 39.2% increase in pension expense resulting from actuarial estimates related to market performance, the discount rate used and the prior year staff increases, a $126 thousand or 7.5% increase in payroll taxes and employee health insurance, and normal increases in salaries and other benefits. The total number of (FTE) officers and staff increased by 13 or 4.6% to 296 at year end 2005, compared to 283 at year end 2004. The increase was the result of staff for the new branch opened in June and minimal increases in customer contact areas.

Net occupancy and equipment expense increased $445 thousand or 13.6% to $3.7 million for 2005, from $3.3 million in 2004. The Central Garage branch and the Glenns branch contributed $255 thousand to this increase in net occupancy and equipment expense. Other building and equipment expenses have increased as a result of the branch expansion over the last two years and the increases brought on by rising energy prices. The following expenses increased: utilities by $34 thousand; building repairs and maintenance by $37 thousand; rent by $48 thousand; and equipment service contracts by$33 thousand.

Other operating expenses increased $737 thousand or 11.7% to $7.1 million in 2005 from $6.3 million in 2004. Primary contributors to this expense growth were increases in: data processing $107 thousand; consultant fees $393 thousand; director fees $99 thousand; and audit and accounting fees $29 thousand. Data processing fees increased due to expansion of capacity and other upgrades. Consulting expense grew due to the Company incurring the last of the Standards of Excellence, Phase II program expense in the first half of the year and incurring some of the one bank consolidation expense in the last quarter of the year. More consulting expenses, relating to the one bank project, are expected to be incurred in the first half of 2006. The increase in director fees was primarily the result of more meetings for the one-bank project. Audit and accounting fees are up due to SOX compliance which created an additional fee from the outside auditor for their attestation on the control system and the engaging of another consulting firm to do internal work in maintaining compliance of SOX and other risk control audits. Miscellaneous lending and credit bureau expenses increased due to higher loan volume, while credit card expense increased due to bringing most of the function in-house.

Total noninterest expense increased $3.9 million or 21.1% from $18.5 million in 2003 to $22.3 million in 2004. Salaries and benefits accounted for $2.7 million of the increase, increasing 27.3% to $12.7 million in 2004 compared to $10.0 million in 2003. The increase in salaries and benefits was the result of additions to staff related to the opening of the new Gloucester Point office that opened in late first quarter 2003 and the acquisition of three new offices divested by BB&T/First Virginia Bank-Hampton Roads in the fourth quarter of 2003. EVB had a full year impact in 2004 for staff additions at these branches. In addition, several staff members were added to comply with internal control compliance related to SOX and to add additional infrastructure to position the Company for future growth. Other personnel expenses included a $341 thousand or 56.8% increase in pension expense related to adding the Hanover Bank subsidiary and the staff of the three branches acquired in September 2003 to the pension plan, a $204 thousand or 26.6% increase in payroll taxes and employee health insurance, and normal increases in salaries and other benefits. The total number of officers and staff increased by 39 or 16.0% to 283 at year end 2004, compared to 244 at year end 2003.

Net occupancy and equipment expense increased $614 thousand or 23.1% to $3.3 million for 2004, from $2.7 million in 2003. The primary contributor to the increase was related to a full year of expenses for the three branches purchased from the BB&T/First Virginia Bank-Hampton Roads divesture. They accounted for $402 thousand of the overall increase in net occupancy and equipment expense. Other operating expenses increased $611 thousand or 10.6% to $6.4 million in 2004 from $5.8 million in 2003. Primary contributors to this expense increase were $210 thousand of amortization of core deposit premium related to the acquisition of $66 million of deposits as part of the branch offices purchased from the BB&T/First Virginia Bank-Hampton Roads divesture, data processing fees of $160 thousand related to enterprise licensing fees associated with technology growth, and $82 thousand in telephone expense and $54 thousand in courier expense related to the four new branch offices opened and acquired in 2003. EVB spent approximately $300 thousand in consultant fees related to complying with the Sarbanes-Oxley Act of 2002 while budgeting only $100 thousand. The cost of complying with SOX was significant to the company and it is estimated that the reoccurring annual cost will be $100 thousand to maintain compliance.

The following table shows the components of noninterest expense for the periods indicated.

Noninterest Expense:

	Years Ended December 31
(dollars in thousands)	2005	2004	2003
Salaries and employee benefits	$14,100	$12,737	$10,009
Occupancy and equipment	3,717	3,272	2,658
Consultant fees	1,165	772	804
Data processing	754	647	487
Printing and supplies	391	629	654
Telephone	547	479	397
Directors’ fees	441	342	468
Other operating expenses	3,778	3,470	2,978

Total noninterest expense	$24,893	$22,348	$18,455

Income Taxes

Income tax expense in 2005 decreased $44 thousand to $2.59 million, compared to $2.63 million in 2004 and $2.55 million in 2003. Income tax expense corresponds to an effective rate of 27.8%, 26.7 % and 26.5 % for the three years ended December 31, 2005, 2004, and 2003, respectively. The 110 basis point increase in effective tax rate was primarily the result of decreased tax-exempt income.

Note 9 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and EVB’s actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2005 and 2004. That Note (which is in Item 8 below) is incorporated by reference into this section of Management’s Discussion and Analysis.

Loan Portfolio

Loans, net of unearned income, increased to $574.1 million at December 31, 2005, up $61.5 million or 12.0% from $512.6 million at year-end 2004. The real estate loan portfolio increased by $54.6 million, the commercial, industrial and agricultural loans increased by $9.1 million, or 19.5%, while all other loans, primarily consumer loans, continued their downward trend with a decrease of $2.9 million. Real estate construction loans grew $23.9 million, or 101.1% while commercial real estate loans grew $20.3 million, or 15.4%. The loan growth was driven by the continued economic expansion in the business markets served by the Company. At year-end 2004, loans, net of unearned income, were $512.6 million, up $25.8 million or 5.3% from $486.8 million at year-end 2003. Loan growth in 2004 was primarily in the real estate portfolio which provided all of the increase of $37.3 million since the remainder of the portfolio had an $11.5 million decrease.

The following table shows the composition of the loan portfolio for the dates indicated.

	At December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Commercial, industrial and agricultural loans	$55,732	$46,629	$55,547	$46,926	$43,809
Residential real estate mortgage	263,191	252,895	236,199	198,303	179,641
Real estate construction	47,620	23,675	20,199	15,684	10,708
Commercial real estate	151,897	131,580	114,426	74,806	49,239
Consumer loans	55,680	58,801	62,166	66,787	68,607
All other loans	321	96	86	191	650

Total loans	574,441	513,676	488,623	402,697	352,654
Less unearned income	(356)	(1,126)	(1,873)	(3,563)	(4,657)

Total loans net of unearned discount	574,085	512,550	486,750	399,134	347,997
Less allowance for loan losses	(6,601)	(6,676)	(6,495)	(5,748)	(5,234)

Net loans	$567,484	$505,874	$480,255	$393,386	$342,763

Remaining Maturities of Selected Loans

The following table presents loan categories that are particularly sensitive to rate changes:

Remaining Maturities of Selected Loans

Year Ended December 31, 2005

		Variable Rate			Fixed Rate
(in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial & Agricultural	$36,228	4,801	—	$4,801	13,030	1,673	$14,703	$55,732
Real Estate Construction	$38,693	7,508	—	$7,508	439	980	$1,419	$47,620

Approximately 80.6% of EVB’s loan portfolio at December 31, 2005 was comprised of loans secured by real estate. Residential real estate mortgages made up 45.8% of the loan portfolio at that date as compared to 49.3% at year-end 2004 and 48.5% at year-end 2003. Commercial real estate loans increased from 25.7% of the total loan portfolio at year-end 2004 to 26.5% at year-end 2005. Real estate construction loans accounted for 8.3% of total loans outstanding at year-end 2005 and 4.6% at year-end 2004. The Company’s losses on loans secured by real estate have historically been low, averaging $36 thousand in net charge offs per year over the last five years. Consumer loans are the fourth largest component of EVB’s loan portfolio in 2005, dropping from third in 2004. Consumer loans were 9.6% of the loan portfolio at year-end 2005, and 11.3% and 12.4% at year-end 2004 and 2003 respectively. This portfolio component consists primarily of installment loans. Net consumer loans for household, family and other personal expenditures totaled $55.3 million at 2005 year-end, down $2.4 million from $57.7 million at 2004 year-end. General economic conditions and intense competition including various rebate programs with low rates by the automotive industry continued the trend that started in 2002, decreasing consumer loans both in absolute amount and percentage of the total loan portfolio. Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans increased $9.1 million in total loans outstanding at year-end 2005 compared to 2004, with the percentage to total loans increasing to 9.7% of the total loan portfolio from 9.1% at year-end 2004.

Consistent with its focus on providing community-based financial services, EVB generally does not make loans outside of its principal market region. The Company does not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. EVB further maintains a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. The Company’s unfunded loan commitments, excluding credit card lines and letters of credit, at 2005 year-end totaled $82.3 million, up $21.7 million from $60.6 million at December 31, 2004. Unfunded loan commitments (excluding $15.6 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from Spring through Fall than at year-end. Historically, EVB’s loan collateral has been primarily real estate because of the nature of our market region.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. EVB’s ratio of nonperforming assets in 2005 decreased to 0.44% down from 0.94% in 2004 and marking the lowest level this ratio has been at in the history of the Company. Actual nonperforming assets decreased to $2.5 million at year-end 2005, compared to $4.8 million at year-end 2004. Net charge offs for 2005 decreased $471 thousand or 42.9% to $627 thousand, compared to $1.1 million for the 2004 year.

Each of EVB’s subsidiary banks has a loan review function consisting of bank officers and board members. Additionally an independent credit review firm performs a review of loans for each of the banks, including a SFAS No.114 review for determining specific reserves. The Company utilizes a risk-based evaluation system based on loan type, collateral and payment history to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

The Company’s improved asset quality in 2005 allowed EVB to lower its loan loss allowance ratio to 1.15% at year-end, compared to 1.30% at December 31, 2004 and 1.33% at year-end 2003, respectively. For the same dates, the loan loss allowance to nonaccrual loans ratio was 747%, 208% and 159%, indicating that the allowance was adequate with respect to nonaccrual loans. The allowance for loan losses is subject to regulatory examinations which may take into account such factors as methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

The following table shows loan charge-offs, loan recoveries, and loan loss provision for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2005	2004	2003	2002	2001
Average loans outstanding, net of unearned income	$537,736	$498,568	$431,051	$379,527	$319,165
Allowance for loan losses, January 1	6,676	6,495	5,748	5,234	4,408
Loans charged off:
Commercial and agricultural	156	135	130	97	548
Real estate	67	56	46	43	38
Consumer	895	1,318	1,154	1,154	1,069

Total loans charged off	1,118	1,509	1,330	1,294	1,655
Recoveries:
Commercial and agricultural	66	48	56	10	1
Real estate	36	9	4	1	18
Consumer	389	354	380	282	279

Total recoveries	491	411	440	293	298

Net loans charged off	627	1,098	890	1,001	1,357
Provision for loan losses	552	1,279	1,637	1,515	2,183

Allowance for loan losses, December 31	$6,601	$6,676	$6,495	$5,748	$5,234

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.15%	1.30%	1.33%	1.44%	1.50%
Ratio of net charge-offs to average loans outstanding during the year	0.12%	0.22%	0.21%	0.26%	0.43%

The following table shows the allocation of allowance for loan losses at the dates indicated.

Allocation of Allowance for Loan Losses

	At December 31,
	2005		2004		2003		2002		2001
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and agricultural	$1,893	9.71%	$1,299	9.08%	$1,365	11.41%	$1,270	11.76%	$1,407	12.59%
Residential real estate	763	45.85%	1,002	49.22%	1,375	48.53%	1,206	49.68%	1,369	51.61%
Real estate construction	492	8.30%	206	4.61%	246	4.15%	157	3.93%	108	3.08%
Commercial real estate	2,037	26.46%	2,664	25.62%	1,455	23.51%	873	18.74%	537	14.15%
Consumer	1,258	9.64%	1,349	11.45%	1,808	12.39%	1,982	15.84%	1,602	18.38%
Other loans	—	0.04%	—	0.02%	—	0.01%	1	0.05%	3	0.19%

Total allowance for balance sheet loans	6,443	100.00%	6,520	100.00%	6,249	100.00%	5,489	100.00%	5,026	100.00%
Unallocated	158		156		246		259		208

Total allowance for loan losses	$6,601		$6,676		$6,495		$5,748		$5,234

(Percent is loans in category divided by total loans)

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days or more, and other real estate owned, decreased $2.3 million or 47.4% to $2.5 million at year-end 2005, while total loans outstanding increased $61.5 million or 12.0% to $574.1 million for the same period, thus decreasing the ratio of nonperforming assets at year end to 0.44% of total loans and other real estate owned, compared to 0.94% at year end 2004. The Company had one loan of $1.5 million to a single borrower that went into nonaccrual status during the third quarter of 2004 and was paid in full in the second quarter of 2005.

Nonperforming loans at year-end 2005 consisted of $2.2 million of loans secured by real estate in the Company’s market area, $54 thousand of commercial and agricultural loans and $262 thousand of consumer loans. Based on estimated fair values of the related collateral, management considers the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses. The total amount of unsecured nonaccrual loans was $54 thousand. Loans are placed on nonaccrual status at the time when the collection of principal and interest are considered to be doubtful. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $37 thousand and $121 thousand for the years 2005 and 2004, respectively.

The following table shows nonperforming assets at the dates indicated.

Nonperforming Assets

	At December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$884	$3,217	$4,093	$3,240	$4,651
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	1,655	1,614	19	28	9

Total nonperforming loans	2,539	4,831	4,112	3,268	4,660
Other real estate owned	—	—	—	155	—

Total nonperforming assets	$2,539	$4,831	$4,112	$3,423	$4,660

Nonperforming assets to total loans and other real estate owned	0.44%	0.94%	0.84%	0.86%	1.34%
Allowance for loan losses to nonaccrual loans	746.72%	207.52%	158.69%	177.41%	112.52%
Net charge-offs to average loans for the year	0.12%	0.22%	0.21%	0.26%	0.43%
Allowance for loan losses to year end loans	1.15%	1.30%	1.33%	1.44%	1.50%
Foregone interest income on nonaccrual loans	$37	$121	$131	$114	$193

Net charge offs in 2005 decreased to $627 thousand from $1.1 million in 2004. The year 2005 net charge offs included $506 thousand of consumer loans, $90 thousand of commercial loans and $31 thousand of real estate loans. Although trends for credit quality factors continued to be stable, it is likely that EVB will continue provisions for loan losses in 2006. The primary factor for additional provision is growth in the loan portfolio and the level of net charge offs and nonperforming loans.

At December 31, 2005, the Company’s subsidiary banks reported $14.3 million in impaired loans. Loans are viewed as impaired based upon individual evaluations of discounted expected cash flows or collateral valuations. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

Securities

Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2005, the securities portfolio, at fair market value, was $135.4 million, a 1.3% increase from $133.7 million at 2004 year-end. At December 31, 2004, the securities portfolio was $133.7 million, a 5.5% decrease from $141.4 million at 2003 year-end. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of negative $1.8 million at December 31, 2005 and positive $597 thousand at 2004 year-end.

EVB follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to EVB’s historical philosophy. EVB does not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities at the dates indicated.

Investment Securities and Securities Available for Sale

	December 31, 2005		December 31, 2004		December 31, 2003
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U S Treasury and Agencies	$29,849	$29,301	$33,434	$33,316	$40,499	$40,547
Mortgage-backed securities	36,010	35,222	28,017	27,988	14,051	14,265
States and political subdivisions	35,373	35,795	42,345	43,858	51,568	53,817
Corporate, CMO and other securities	31,959	30,183	25,620	25,159	28,938	29,670
Restricted securities	4,919	4,919	3,372	3,372	3,128	3,128

Total securities	$138,110	$135,420	$132,788	$133,693	$138,184	$141,427

The following table presents the maturity schedule of securities at their amortized cost at the date indicated.

Maturity Distribution and Yields of Securities

	December 31, 2005
	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and equity securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$2,750	4.15%	$10,868	4.33%	$11,248	4.24%	$4,983	5.09%	$29,849	4.41%
Mortgage-backed securities	335	4.25%	29,647	4.40%	5,671	4.98%	358	4.01%	36,011	4.48%
States and political subdivisions	1,085	6.85%	13,683	6.15%	15,852	5.80%	4,753	5.96%	35,373	5.99%
Corporate, CMO and other securities	4,125	6.40%	16,753	4.88%	5,109	6.28%	10,890	4.63%	36,877	5.17%

Total securities	$8,295	5.63%	$70,951	4.84%	$37,880	5.28%	$20,984	5.03%	$138,110	5.04%

Yields on tax- exempt securities have been calculated on a tax equivalent basis.

See Note 3 to the Consolidated Financial Statements (see Item 8 below) for an analysis of gross unrealized gains and losses in the securities portfolio.

Deposits

The Company has historically focused on increasing core deposits to reduce the need for other borrowings to fund growth in earning assets. Core deposits provide a low cost and stable source of funding for the Company’s asset growth. Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin. Borrowing through the Federal Home Loan Bank of Atlanta is utilized for funding when the cost of borrowed funds falls below the cost of new interest-bearing deposits.

EVB’s $38.5 million, or 6.5%, deposit growth in 2005 was less than its loan growth requiring the Company to spend more for deposits and borrow from the FHLB to fund loan growth. Total deposits at December 31, 2005 of $628.3 million compared to $589.9 million at 2004 year-end. Noninterest-bearing deposits increased $12.9 million or 14.8% to $99.7 million at 2005 year-end compared to $86.8 million at December 31, 2004. During the same period, interest-bearing deposits increased 5.1% to $528.6 million at 2005 year-end, compared to $503.0 million at December 31, 2004. While these figures represent the balances at December 31, 2005 or 2004, it is more meaningful to review average deposits for the year which reflect how much the Company is really funding over the year. For 2005, average total deposits of $605.1 million reflected a 2.1% increase over the 2004 average of $592.4 million. Average deposits for 2005 decreased in all categories except large certificates of deposit and noninterest bearing demand deposits, while the demand increase helps the overall cost of funds, the increase in the most expensive funding category tightened the interest margin. Management anticipates that this tightening will continue as long as the Federal Reserve continues to raise rates.

Total deposits at 2004 year-end of $589.9 million reflected an increase of $8.7 million or 1.5% compared to $581.1 million at 2003 year-end. The meager increase in deposit growth in 2004 was the result of management not raising deposit rates quickly as the loans repriced at higher rates. Average deposits for 2004 were $592.4 million, an increase of 18.1% or $90.8 million compared to 2003 average deposits of $501.6 million. All categories of deposits experienced an increase in average deposits for 2004.

The following table presents average deposits balances and rates for the periods indicated:

Average Deposits and Rates Paid

	Years Ended December 31
	2005		2004		2003
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$93,376		$83,841		$61,055
Interest-bearing deposits:
NOW accounts	78,953	0.50%	79,094	0.54%	61,177	0.54%
Money market accounts	51,451	1.16%	57,103	0.91%	45,696	1.08%
Regular savings accounts	122,373	1.07%	128,041	1.01%	119,547	1.22%
Large denomination certificates (1)	79,782	3.53%	64,611	3.29%	53,098	3.54%
Other certificates of deposit	179,198	3.15%	179,748	2.88%	161,063	3.21%

Total interest-bearing	511,757	2.10%	508,597	1.83%	440,581	2.12%

Total average deposits	$605,133		$592,438		$501,636

(1)	Certificates issued in amounts of $100,000 or greater

The following table presents the maturity schedule of large denomination certificates at the dates indicated:

Maturities of Large Denomination Certificates of Deposit (1)

(dollars in thousands)	Within 3 Months	3-12 Months	1-3 Years	Over 3 Years	Total	Percent of Total Deposits
At December 31, 2005	$5,519	$35,800	$30,325	$19,356	$91,000	14.48%
At December 31, 2004	$9,997	$19,153	$22,745	$12,623	$64,518	10.94%
At December 31, 2003	$4,430	$19,912	$19,945	$16,140	$60,427	10.40%

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

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically, the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2005, EVB had a total capital ratio of 13.23% and a Tier 1 ratio of 12.04%, both far in excess of regulatory guidelines and the amount needed to support each subsidiary’s banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, the Company announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. The Company repurchased no shares in 2005, 9,345 shares in 2004, 12,500 shares in 2003, 61,264 shares in 2002, and 50,274 shares in 2001.

The following table provides an analysis of the Company’s capital as of December 31, 2005, 2004, and 2003. Note 19 in the Consolidated Financial Statements (see Item 8 below) presents an analysis of the capital position of each of the subsidiary banks as of year-end 2005, 2004 and 2003:

Analysis of Capital

	At December 31,
(dollars in thousands)	2005	2004	2003
Tier 1 capital:
Common stock	$9,812	$9,763	$9,734
Surplus	—	—	—
Retained earnings	53,838	49,403	44,682

Total equity	63,650	59,166	54,416
Trust preferred debt	10,000	10,000	10,000
Less goodwill and intangibles	(7,056)	(7,335)	(7,614)

Total Tier 1 capital	66,594	61,831	56,802

Tier 2 capital:
Allowance for loan losses	6,601	6,134	5,729

Total risk-based capital	73,195	67,965	62,531
Risk-weighted assets	553,167	490,196	457,566

Capital ratios:
Tier 1 risk based capital	12.04%	12.61%	12.41%
Total risk based capital	13.23%	13.86%	13.67%
Tier 1 capital to average total assets	8.87%	8.90%	8.54%

Off -Balance Sheet Arrangements

At December 31, 2005, the Company had $90.7 million of off-balance sheet credit exposure in the form of $88.8 million of commitments to grant loans and unfunded commitments under lines of credit and $1.9 million of standby letters of credit. Guaranteed credit card balances were purchased in 2005 and added to the Company’s credit card balances. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. EVB’s management of liquid assets provides a liquidity level which management believes is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs. At December 31, 2005, $209.4 million or 31.1% of total earning assets were due to mature or reprice within the next year.

EVB also maintains additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with lines of credit with the Federal Home Loan Bank totaled $164.0 million at December 31, 2005. At year-end 2005, the Company had $51.9 million of FHLB borrowings outstanding. During 2005, the Company borrowed $30.5 million in new FHLB borrowings and paid down principle of $1.4 on preexisting FHLB borrowings.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.

As of 12/31/2005	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Long-term debt	62,238	$1,429	$2,858	$17,141	$40,810
Capital lease obligations	—	—	—	—	—
Operating leases	1,282	228	393	281	380
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$63,520	$1,657	$3,251	$17,422	$41,190

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

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. EVB’s market risk is composed primarily of interest rate risk. The Company’s Management is responsible for reviewing the interest rate sensitivity position of EVB’s subsidiary banks and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines established by Management. It is EVB’s policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. EVB considers derivatives as speculative which is contrary to the Company’s historical or prospective philosophy. EVB does not hold or issue financial instruments for trading purposes. It does hold in its loan and security portfolio investments that adjust or float according to changes in the “prime” lending rate which is not considered speculative, but necessary for good asset/liability management.

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap at year-end was (+1.35%) which is within the policy limit for the one-year gap of plus 15% to minus 15% of total earning assets at a combined Company level.

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

Earnings Simulation: The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

The most recent earnings simulation model projects net income would decrease approximately -8.55% of stable rate net income if rates were to fall immediately by 200 basis points. It projects an increase of approximately 0.96% if rates rise by 200 basis points. Management believes this reflects a liability sensitive interest risk for the one-year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by –23.61%. Additionally, NPV is estimated to increase by 9.51% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	December 31,
	2005	2004
Static 1-Year Cumulative Gap	1.35%	-4.25%
1-year net income simulation projection:
-200 basis point shock vs. stable rate	-8.55%	4.15%
+200 basis point shock vs. stable rate	0.96%	-13.21%
Static net present value change:
-200 basis point shock vs. stable rate	9.51%	15.77%
+200 basis point shock vs. stable rate	-23.61%	-26.05%

The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current liability sensitive position would be lessened. Management projects interest rates to increase 50 basis points in the first quarter of 2006, remaining stable through the remainder of the year with rates declining in 2007.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

• Report of Independent Registered Public Accounting Firm	48

• Consolidated Balance Sheets as of December 31, 2005 and 2004	50

• Consolidated Statements of Income for the three years ended December 31, 2005	51

• Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2005	54

• Consolidated Statements of Cash Flows for the three years ended December 31, 2005	52

• Notes to Consolidated Financial Statements	55

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2005, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Yount, Hyde and Barbour, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which states an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this Item is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2006 annual meeting of shareholders and to the information under the caption “Executive Officers of the Registrant” following Item 4 above.

Audit Committee Chairman Leslie E. Taylor, CPA fulfills the applicable standard as an independent audit committee financial expert.

The Board of Directors has approved a Code of Ethics for all directors, officers and staff of the Company and its subsidiaries. The Code of Ethics is designed to promote honest and ethical conduct, proper disclosure of financial information in the Company’s periodic reports, and compliance with applicable laws, rules, and regulations by the Company’s senior officers who have financial responsibilities. The Code of Ethics is available on the Company’s web page at www.evb.org.

Item 11.	Executive Compensation

The response to this Item is incorporated by reference to the information under the caption “Executive Compensation”, “Stock Options”, “Employee Benefit Plans”, “Compensation Committee”, “Interlocks and Insider Participation”, “Employment Contracts and Termination and Change in Control Arrangements” and “Director Compensation” in EVB’s Proxy Statement for the 2006 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the caption “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” in EVB’s Proxy Statement for the 2006 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption “Transactions with Management” in EVB’s Proxy Statement for the 2006 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in EVB’s Proxy Statement for the 2006 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)  The response to this portion of Item 15 is included in Item 8 above.

(a)(2)  The response to this portion of Item 15 is included in Item 8 above.

(a)(3)  Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number
3.1	Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 17, 2004, attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated by reference. *

10.2	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin, attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.3	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.4	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joseph H. James, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.5	Employment Agreement dated as of March 25, 2004, between Hanover Bank and William E. Martin Jr, attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference. *

10.6	Employment Agreement dated as of August 11, 2004, between Bank of Northumberland, Inc. and Lewis R. Reynolds, attached as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference. *

13.1	Excerpt from the 2005 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2005 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.)

To the Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Eastern Virginia Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of operations and cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Eastern Virginia Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia
February 7, 2006

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

	(dollars in thousands)
	2005	2004
Assets
Cash and due from banks	$21,516	$17,714
Federal funds sold	—	83
Securities available for sale, at fair value	135,420	133,693
Loans, net of allowance for loan losses of $6,601 in 2005 and $6,676 in 2004	567,484	505,874
Deferred income taxes	2,820	1,411
Bank premises and equipment, net	15,147	15,613
Accrued interest receivable	3,583	2,991
Goodwill	5,725	5,725
Other assets	12,231	13,223

Total assets	$763,926	$696,327

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing demand accounts	$99,718	$86,848
Interest bearing deposits	528,625	503,030

Total deposits	628,343	589,878
Federal funds purchased	6,822	8,400
Federal Home Loan Bank Advances	51,928	22,857
Trust preferred debt	10,310	10,310
Accrued interest payable	1,264	839
Other liabilities	3,385	4,280
Commitments and contingent liabilities	—	—

Total liabilities	702,052	636,564

Shareholders’ Equity
Common stock of $2 par value per share; authorized 50,000,000 shares; issued and outstanding, 4,905,701 in 2005 and 4,881,544 in 2004	9,812	9,763
Retained earnings	53,838	49,403
Accumulated other comprehensive income, net	(1,776)	597

Total shareholders’ equity	61,874	59,763

Total liabilities and shareholders’ equity	$763,926	$696,327

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2005, 2004 and 2003

	(dollars in thousands, except per share data)
	2005	2004	2003
Interest and Dividend Income
Loans and fees on loans	37,137	$33,298	$30,604
Interest on investments:
Taxable interest income	4,295	4,313	3,325
Tax exempt interest income	1,539	1,933	2,076
Dividends	182	147	105
Interest on Federal funds sold	76	53	95

Total interest and dividend income	43,229	39,744	36,205

Interest Expense
Deposits	10,772	9,291	9,326
Federal funds purchased	109	14	17
Interest on FHLB advances	1,666	1,026	960
Interest on Trust preferred debt	651	439	118

Total interest expense	13,198	10,770	10,421

Net interest income	30,031	28,974	25,784
Provision for Loan Losses	552	1,279	1,637

Net interest income after provision for loan losses	29,479	27,695	24,147
Noninterest Income
Service charges on deposit accounts	2,986	2,953	2,399
Gain on sale of available for sale securities	224	303	173
Gain on sale of other real estate owned	22	—	155
Other operating income	1,495	1,268	1,217

Total noninterest income	4,727	4,524	3,944

Noninterest Expenses
Salaries and benefits	14,100	12,737	10,009
Occupancy and equipment expense	3,717	3,272	2,658
Printing and supplies	391	629	654
Telephone	547	479	397
Directors’ fees	441	342	468
Data processing	754	647	487
Consultant fees	1,165	772	804
Other operating expenses	3,778	3,470	2,978

Total noninterest expense	24,893	22,348	18,455

Income before income taxes	9,313	9,871	9,636
Income Tax Expense	2,587	2,631	2,553

Net income	$6,726	$7,240	$7,083

Earnings Per Share, basic	$1.37	$1.49	$1.46

Diluted earnings per share	$1.37	$1.48	$1.46

Dividends Per Share	$0.60	$0.60	$0.57

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	(dollars in thousands)
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$6,726	$7,240	$7,083
Adjustments to reconcile net income to cash provided by operating activities:
Loss from equity investment in partnership	16	—	—
Depreciation and amortization	2,090	2,055	1,577
Deferred tax provision (benefit)	(186)	86	139
Provision for loan losses	552	1,279	1,637
(Gain) loss realized on fixed assets	57	(1)	(13)
(Gain) realized on available for sale securities	(224)	(303)	(173)
(Gain) realized on Other Real Estate	(22)	—	—
Accretion and amortization on securities, net	896	926	410
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(593)	326	(390)
(Increase) decrease in other assets and goodwill	976	(890)	(7,840)
Increase (decrease) in accrued interest payable	425	(25)	39
Increase (decrease) in other liabilities	(894)	(37)	1,372

Net cash provided by operating activities	9,819	10,656	3,841

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	11,067	23,984	12,601
Maturities and principal repayments of securities available for sale	19,112	42,174	45,153
Purchases of securities available for sale	(36,172)	(61,780)	(98,115)
Proceeds from sale of other real estate	321	—	155
Net (increase) in loans	(62,462)	(26,898)	(60,170)
Purchases of bank premises and equipment	(1,889)	(3,212)	(4,691)
Acquisition of branches, net of cash acquired	—	—	26,090
Proceeds from sale of bank premises and equipment	207	—	209

Net cash (used in) investing activities	(69,816)	(25,732)	(78,768)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(continued)

	(dollars in thousands)
	2005	2004	2003
Cash Flows from Financing Activities
Net increase in demand deposit accounts, interest-bearing demand deposits and savings accounts	(3,140)	4,575	35,889
Net increase in certificates of deposit	41,605	4,154	10,107
Proceeds from Federal Home Loan Bank advances	30,500	—	10,000
Repayments of Federal Home Loan Bank advances	(1,429)	(1,429)	(714)
Proceeds from issuance of trust preferred debt		—	10,000
Increase (decrease) in federal funds purchased	(1,578)	8,400	—
Repurchases and retirement of stock	—	(191)	(239)
Issuance of common stock under dividend reinvestment plan	387	405	359
Stock-based compensation	181	85	50
Director stock grant	125	131	151
Dividends paid	(2,935)	(2,920)	(2,768)

Net cash provided by financing activities	63,716	13,210	62,835

Cash and Cash Equivalents
Beginning of year	17,797	19,663	31,755
Net increase (decrease) in cash and cash equivalents	3,719	(1,866)	(12,092)

End of year	$21,516	$17,797	$19,663

Supplemental Disclosures of Cash Flow Information		—
Cash payments for Interest	$12,774	$10,795	$10,382

Cash payments for Income taxes	$1,680	$2,967	$2,521

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$300	$—	$—

Unrealized gain (loss) on securities available for sale	$(2,373)	$(2,337)	$(732)

Details of acquisition of branches:
Fair value of assets acquired	$—	$—	$31,946
Fair value of liabilities assumed	—	—	(66,052)
Purchase price in excess of net assets acquired	—	—	7,099

Cash received	—	—	(27,007)
Less cash acquired	—	—	917

Net cash received for acquisition	$—	$—	$(26,090)

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$9,717	$40,063	$2,623		52,403
Net income - 2003	—	7,083	—	$7,083	7,083
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, $190)	—	—	—	(369)	—
Reclassification adjustment, (net of tax, $59)	—	—	—	(114)	—

Other comprehensive income (net of tax, $249)	—	—	(483)	(483)	(483)

Total comprehensive income	—	—	—	$6,600	—

Cash dividends declared	—	(2,768)	—		(2,768)
Stock-based compensation	—	50	—		50
Director stock grant	12	139	—		151
Issuance of common stock under dividend reinvestment plan, net of repurchases	30	329	—		359
Shares purchased and retired	(25)	(214)	—		(239)

Balance, December 31, 2003	$9,734	$44,682	$2,140		$56,556
Comprehensive income:
Net income - 2004	—	7,240	—	$7,240	7,240
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, ($898))	—	—	—	(1,743)	—
Reclassification adjustment, (net of tax, $103)	—	—	—	200	—

Other comprehensive income (net of tax, $795)	—	—	(1,543)	(1,543)	(1,543)

Total comprehensive income	—	—	—	$5,697	—

Cash dividends declared	—	(2,920)	—		(2,920)
Stock-based compensation	—	85	—		85
Director stock grant	13	118	—		131
Issuance of common stock under dividend reinvestment plan, net of repurchases	35	370	—		405
Shares purchased and retired	(19)	(172)	—		(191)

Balance, December 31, 2004	$9,763	$49,403	$597		$59,763

Comprehensive income:
Net income - 2005	—	6,726	—	$6,726	6,726
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, ($1,298))	—	—	—	(2,521)	—
Reclassification adjustment, (net of tax, $76)	—	—	—	148	—

Other comprehensive income (net of tax, ($1,222))	—	—	(2,373)	(2,373)	(2,373)

Total comprehensive income	—	—	—	$4,353	—

Cash dividends declared	—	(2,935)	—		(2,935)
Stock-based compensation	—	181	—		181
Director stock grant	12	113	—		125
Issuance of common stock under dividend reinvestment plan, net of repurchases	37	350	—		387

Balance, December 31, 2005	$9,812	$53,838	$(1,776)		$61,874

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

The Company’s primary activity is retail banking. Through its bank subsidiaries the Company provides full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa and MasterCard revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 22 branches at 2005 year end, the banks serve diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Middlesex, Richmond, Northumberland, Southampton, Surry and Sussex. Ancillary services provided by the banks include travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The largest majority of the Company’s revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services. The Company also owns EVB Statutory Trust I, a limited purpose entity that was created in 2003 for the purpose of issuing the EVB’s trust preferred debt.

The banks jointly own EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, Inc. EVB Investments Inc. has a 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. Southside Bank has a 75% ownership interest in EVB Title, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. Bank of Northumberland has an ownership interest in Bankers Title, LLC, which provides title insurance services. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. EVB also owns 100% of Eastern Virginia Statutory Trust I that was setup for the sole purpose of Trust Preferred Debt issuance. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc. and all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. FASB interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the $310 thousand which represents the equity investment in EVB Statutory Trust I. The subordinated debt of the trust is reflected as a liability of the Company.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, which all mature within ninety days.

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

Notes to Consolidated Financial Statements

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is

Notes to Consolidated Financial Statements

collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify the individual consumer and residential loans for impairment disclosures.

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Land is carried at cost with no depreciation. Depreciation is charged to expense over the estimated useful lives of the assets, ranging from three to thirty years, and is computed using the straight-line or declining-balance method for financial reporting purposes. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plan

At December 31, 2005, the Company had one stock-based compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” Stock-based compensation costs included in salaries and benefit expense totaled $181 thousand for the year 2005, $85 thousand for the year 2004 and $50 thousand for the year 2003.

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

Notes to Consolidated Financial Statements

Pension Plan

The Company has a defined benefit pension plan covering employees meeting certain age and service requirements. The Company computes the net periodic pension cost of the plan in accordance with FASB No. 87, “Employers’ Accounting for Pensions.” See Note 10.

Advertising

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $239 thousand, $282 thousand, and $248 thousand for the three years ended December 31, 2005, 2004 and 2003, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 7 years. Core deposit intangible, net of amortization amounted to $1.3 million and $1.6 million at December 31, 2005 and 2004 respectively.

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

Goodwill totaled $5.7 million at both December 31, 2005 and 2004. The goodwill is not amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges in 2005 or 2004.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting

Notes to Consolidated Financial Statements

periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. FASB No. 123 has no impact on the Company because the Company has expensed stock options since its first grant of options in 2002.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

Notes to Consolidated Financial Statements

Note 2.	Cash and Due From Banks

To comply with Federal Reserve Regulations, the Company’s subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances were approximately $4.1 million and $5.6 million.

Note 3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,849	$1	$549	$29,301
Mortgage-backed securities	36,010	23	811	35,222
State and political subdivisions	35,373	584	162	35,795
Corporate, CMO and other securities	31,959	36	1,812	30,183
Restricted securities	4,919	—	—	4,919

Total	$138,110	$644	$3,334	$135,420

	December 31, 2004
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,434	$76	$194	$33,316
Mortgage-backed securities	28,017	116	145	27,988
State and political subdivisions	42,345	1,596	83	43,858
Corporate, CMO and other securities	25,620	326	787	25,159
Restricted securities	3,372	—	—	3,372

Total	$132,788	$2,114	$1,209	$133,693

The following is a comparison of amortized cost and estimated fair values of the Company’s securities by contractual maturity at December 31, 2005. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalty.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,295	$8,254
Due after one year through five years	70,951	69,945
Due after five years through ten years	37,880	37,366
Due after ten years	16,065	14,936
Restricted securities	4,919	4,919

Total	$138,110	$135,420

Notes to Consolidated Financial Statements

At December 31, 2005, investments in an unrealized loss position that are temporarily impaired are:

	December 31, 2005
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$17,448	$255	$10,601	$294	$28,049	$549
Mortgage-backed securities	23,925	520	9,986	291	33,911	811
States and political subdivisions	7,566	53	3,120	109	10,686	162
All other securities including CMO’s	16,218	460	7,229	1,352	23,447	1,812

	$65,157	$1,288	$30,936	$2,046	$96,093	$3,334

Bonds with unrealized loss positions of less than 12 months duration at 2005 year-end included 21 federal agencies, 27 mortgage-backed securities, 8 corporate bonds, 19 municipal bonds, 6 CMO’s and 1 federal agency preferred stock. Securities with losses of one year or greater duration included 10 federal agencies, 20 mortgage-backed securities, 9 municipal bonds and 2 federal agency preferred stocks. The unrealized loss positions at December 31, 2005 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit contained unrealized loss positions because these securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. As of year-end, the Company held $3.55 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp bonds. These holdings are monitored regularly by EVB’s Chief Financial Officer and reported to the bank boards on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, management has not recommended sale of the holdings.

At December 31, 2004, investments in an unrealized loss position that were temporarily impaired were:

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

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale amounted to $11.0 million, $24.0 million, and $12.6 million, respectively. Gross realized gains amounted to $224 thousand, $303 thousand, and $173 thousand in 2005, 2004 and 2003 respectively. The book value of securities pledged to secure public deposits and other purposes amounted to $22.1 million and $16.8 million at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

Note 4.	Loans

The following is a comparison of loans by type that were outstanding at December 31, 2005 and 2004.

(in thousands)	2005	2004
Real estate - construction	$47,620	$23,675
Real estate - mortgage	263,191	252,895
Commercial real estate	151,897	131,580
Commercial, industrial and agricultural loans	55,732	46,629
Loans to individuals for household, family and other consumer expenditures	55,680	58,801
All other loans	321	96

Total gross loans	574,441	513,676
Less unearned income	(356)	(1,126)
Less allowance for loan losses	(6,601)	(6,676)

Total net loans	$567,484	$505,874

Within the loan portfolio, the Company has a concentration of loans in special categories. Marina loans represent 1.7%, boat loans 1.2%, church loans 1.2% and golf course loans 1.1% of the total loan portfolio. The concentration in recreational businesses is representative of the market that the Company serves. Church loans have historically been excellent loans usually secured by property.

Note 5.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	December 31
	2005	2004	2003
	(in thousands)
Balance at the beginning of year	$6,676	$6,495	$5,748
Provision charged against income	552	1,279	1,637
Recoveries of loans charged off	491	411	440
Loans charged off	(1,118)	(1,509)	(1,330)

Balance at end of year	$6,601	$6,676	$6,495

The following is a summary of information pertaining to impaired loans:

	December 31
	2005	2004	2003
	(in thousands)
Impaired loans for which an allowance has been provided	$14,293	$19,657	$822

Allowance related to impaired loans	$1,849	$2,383	$124

Average balance of impaired loans	$17,175	$5,068	$690

Interest income recognized and collected on impaired loans	$1,028	$1,046	$40

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $772 thousand, and $850 thousand at December 31, 2005 and 2004. If interest on these loans had been accrued such income would have approximated $35 thousand and $32 thousand, respectively. Loans past due and still accruing interest amounted to $1.69 million, $1.61 million and $19 thousand at December 31, 2005, 2004 and 2003, respectively.

Note 6.	Related Party Transactions

Loans to directors and officers totaled $14.9 million and $13.3 million at December 31, 2005 and 2004, respectively. New advances to directors and officers totaled $4.8 million and repayments totaled $8.9 million in the year ended December 31, 2005.

Note 7.	Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	2005	2004
	(in thousands)
Land and improvements	3,869	2,972
Buildings and leasehold improvements	12,675	11,512
Furniture, fixtures and equipment	10,073	10,719
Construction in progress	512	2,428

	27,129	27,631
Less accumulated depreciation	11,982	12,018

Net balance	15,147	15,613

For 2005, depreciation and amortization of premises and equipment was $2.1 million. Depreciation and amortization expense amounted to $2.1 million and $1.6 million for 2004 and 2003, respectively.

Note 8.	Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $91.0 million and $64.5 million at December 31, 2005 and 2004, respectively.

(in thousands)
2006	$133,973
2007	73,573
2008	26,789
2009	18,474
2010	29,916
Thereafter	12

Total	$282,737

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $253 thousand and $232 thousand, respectively.

Notes to Consolidated Financial Statements

Note 9.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004.

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,139	$2,079
Interest on nonaccrual loans	12	41
Organizational costs	—	10
Net unrealized loss on available for sale securities	915	—
Depreciation and amortization	8	—

	3,074	2,130
Deferred tax liabilities:
Net unrealized gain on available for sale securities	—	308
Depreciation and amortization	—	246
FHLB dividend	8	8
Pension liability	4	—
Goodwill and other intangible assets	196	112
Other	46	45

	254	719

Net deferred tax assets	$2,820	$1,411

Income tax expense charged to operations for the years ended December 31, 2005, 2004 and 2003, consists of the following:

	2005	2004	2003
	(in thousands)
Currently payable	$2,773	$2,545	$2,414
Deferred tax provision	(186)	86	139

	$2,587	$2,631	$2,553

The income tax provision differs from the amount of income tax determined by applying the U.S.

Federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003, due to the following:

	2005	2004	2003
	(in thousands)
Expected tax expense at statutory rate (34%)
Increase (decrease) in taxes resulting from:	$3,167	$3,356	$3,276
Tax exempt interest	(597)	(618)	(655)
Other	17	(107)	(68)

	$2,587	$2,631	$2,553

Notes to Consolidated Financial Statements

Note 10.	Employee Benefit Plans

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

Information about the plan follows:

	2005	2004	2003
	(in thousands)
Change in Benefit Obligation
Benefit obligation, beginning	$9,869	$8,189	$6,237
Service cost	1,094	792	428
Interest cost	589	529	433
Plan amendment	—	—	137
Actuarial loss	1,234	1,473	1,063
Benefits paid	(292)	(1,114)	(109)

Benefit obligation, ending	$12,494	$9,869	$8,189

Change in Plan Assets
Fair value of plan assets, beginning	$6,595	$6,018	$4,435
Actual return on plan assets	995	782	1,069
Employer contributions	1,311	909	623
Benefits paid	(292)	(1,114)	(109)

Fair value of plan assets, ending	$8,609	$6,595	$6,018

Funded status	$(3,885)	$(3,274)	$(2,171)
Unrecognized net actuarial loss	3,721	3,084	1,978
Unrecognized net obligation at transition	10	14	18
Unrecognized prior service cost	188	210	231

Prepaid benefit cost included in other assets	$34	$34	$56

Accumulated Benefit Obligation	$7,129	$5,772	$5,179
Components of Net Periodic Benefit Cost
Service cost	$1,094	$792	$428
Interest cost	589	529	433
Expected return on plan assets	(514)	(480)	(370)
Amortization of prior service cost	22	22	14
Amortization of net obligation at transition	4	4	4
Recognized net actuarial loss	116	64	58

Net periodic benefit cost	$1,311	$931	$567

Notes to Consolidated Financial Statements

	2005	2004	2003
	(in thousands)
Weighted-Average Assumptions for Benefit Obligation as of September 30
Discount rate	5.75%	6.00%	6.50%
Long-term rate of return	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Weighted-Average Assumptions for Net Periodic Benefit Cost as of September 30
Discount rate	6.00%	6.50%	7.00%
Long-term rate of return	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Long Term Rate of Return

In consultation with their investment advisors and actuary, the plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was decreased effective October 1, 2004 from 6.50% to 6.00%, resulting in an increase in plan expense for 2005.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company’s estimate of contributions to the plan for 2006 is $1.6 million.

The pension plan’s weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets
	2005	2004
Asset Category:
Mutual funds - fixed income	19%	20%
Mutual funds - equity	81%	80%

Total	100%	100%

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

Notes to Consolidated Financial Statements

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

Estimated Future Benefit Payments

The following benefit payments reflecting the appropriate expected future service are expected to be paid:

Pension Benefits
(in thousands)
10/1/2005 - 9/30/2006	$115
10/1/2006 - 9/30/2007	183
10/1/2007 - 9/30/2008	194
10/1/2008 - 9/30/2009	198
10/1/2009 - 9/30/2010	280
10/1/2010 - 9/30/2015	2,772

401(k) Plan

The Company has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. The Company has elected to contribute amounts not to exceed 50% of the first 6% of the employee’s contribution. Contributions to this Plan by the Company of $208 thousand, $186 thousand and $114 thousand were included in expenses for the years ended December 31, 2005, 2004, and 2003, respectively.

Notes to Consolidated Financial Statements

Note 11.	Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders. 89,862 shares were excluded from the 2005 calculations and 30,150 shares were excluded from the 2004 and 2003 calculations because their effects were anti-dilutive.

	Years Ended December 31
	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,893,259	$1.37	4,873,271	$1.49	4,858,087	$1.46
Effect of dilutive securities, stock options	9,143	—	10,288	(0.01)	10,161	—

Diluted earnings per share	4,902,402	$1.37	4,883,559	$1.48	4,868,248	$1.46

Note 12.	Stock Compensation Plan

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

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend rate:	2.76%	2.78%	2.81%
Price Volatility:	23.61%	24.99%	23.07%
Risk-free interest rate:	4.13%	4.95%	4.69%
Expected life:	10 Years	10 Years	10 Years

Notes to Consolidated Financial Statements

The following table presents the status of the plans at December 31, 2005, 2004 and 2003, and changes during the years then ended:

	Shares	2005	Shares	2004	Shares	2003
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
Outstanding at beginning of year	100,095	$21.55	58,095	$22.88	30,555	$16.10
Granted	59,712	20.57	44,575	19.92	31,500	28.60
Exercised	—	—	—	—	—	—
Forfeited	—	—	(2,575)	23.25	(3,960)	16.10

Outstanding at December 31:	159,807	$21.18	100,095	$21.55	58,095	$22.88

Weighted average fair value of options granted during the year		$5.31		$5.78		$11.58

No shares were exercisable at December 31, 2005, December 31, 2004 and December 31, 2003. The status of the options outstanding at December 31, 2005 is as follows:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term
$16.10	25,770	6.3 years
28.60	30,150	7.7 years
19.92	44,175	8.5 years
20.57	59,712	9.5 years

Total	159,807	8.4 years

Note 13.	Commitments and Contingent Liabilities

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

Hanover Bank leases a banking facility in Ashland, Virginia under an operating lease. The lease was entered into on April 26, 2001 for an original term of three years and was renewed in January 2004 for an additional term of four years.

Hanover Bank leases a banking facility in the Ashland-Hanover Office Building under an operating lease. The lease was entered into on July 1, 2001 and provides for an original term of five years with two renewal options of five years each.

Notes to Consolidated Financial Statements

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

Total rent expense was $250 thousand, $202 thousand and $151 thousand for 2005, 2004, and 2003, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancelable lease agreements:

(in thousands)
2006	228
2007	196
2008	197
2009	163
2010	118
2011	106
2012	109
2013	109
2014	56
2015	—

1,282

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

Note 14.	Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2005, retained net income, which was free of restriction, amounted to $20.7 million.

Note 15.	Long-Term Debt

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2005 the Company’s Federal Home Loan Bank (FHLB) debt consisted of advances of $51.9 million, $10 million of which is continuously callable but has not been called, $25.5 million callable in 2007, and $10.0 million callable in 2010. There are two advances totaling $6.4 million at December 31, 2005 which are payable semi-annually over a seven-year period beginning in 2003. Advances mature through 2015. At December 31, 2005, the interest rates ranged from 3.10% to 5.92% with a weighted average interest rate of 4.04%. Advances on the line

Notes to Consolidated Financial Statements

are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $122.2 million.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

(in thousands)
2006	1,429
2007	1,429
2008	1,429
2009	1,429
2010	15,712
2012	10,000
2015	20,500

Total	51,928

The Company has unused lines of credit totaling $17.6 million with nonaffiliated banks as of December 31, 2005.

Trust Preferred Securities

On September 5, 2003, EVB Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a LIBOR indexed floating rate of interest. The interest rate at December 31, 2005 was 7.45%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust is $10.310 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($10 million) of trust preferred securities issued by the Trust can be included in the Company’s Tier I capital.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amounts
	2005	2004
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$88,833	$65,278
Standby letters of credit	1,879	2,343
Private label credit card guarantees	—	46

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

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $10.2 million.

Notes to Consolidated Financial Statements

Note 18.	Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No.107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

At December 31, 2005 and 2004, the fair value of loan commitments and standby letters of credit are immaterial.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	21,516	21,516	17,797	17,797
Securities - available for sale	135,420	135,420	133,693	133,693
Loans, net	567,484	564,397	505,874	511,890
Accrued interest receivable	2,820	2,820	2,991	2,991

Financial liabilities:
Noninterest-bearing deposits	99,718	99,718	86,848	86,848
Interest-bearing deposits	528,625	527,111	503,030	504,700
Short-term borrowings	6,822	6,822	8,400	8,400
Federal Home Loan Bank advances	51,928	51,167	22,857	23,500
Trust prefered debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,264	1,264	839	839

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, based on regulatory guidelines, the Company believes that the subsidiary banks are well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The Company’s and the Banks’ actual capital amounts and ratios are presented in the following table.

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total capital to risk weighted assets Consolidated	$73,195	13.23%	$44,253	8.00%	NA	NA
SSB	35,940	12.22%	23,527	8.00%	$29,409	10.00%
BNI	21,252	14.21%	11,968	8.00%	14,960	10.00%
HB	11,768	10.84%	8,687	8.00%	10,859	10.00%
Tier 1 capital to risk weighted assets Consolidated	$66,594	12.04%	$22,127	4.00%	NA	NA
SSB	31,777	10.81%	11,764	4.00%	$17,645	6.00%
BNI	18,377	12.28%	5,984	4.00%	8,976	6.00%
HB	10,602	9.76%	4,344	4.00%	6,515	6.00%
Tier 1 capital to average adjusted assets Consolidated	$66,594	8.87%	$30,047	4.00%	NA	NA
SSB	31,777	7.73%	16,437	4.00%	$20,546	5.00%
BNI	18,377	8.36%	8,794	4.00%	10,992	5.00%
HB	10,602	8.40%	5,051	4.00%	6,314	5.00%
As of December 31, 2004
Total capital to risk weighted assets Consolidated	$67,965	13.86%	$39,216	8.00%	NA	NA
SSB	31,639	11.80%	21,451	8.00%	$26,815	10.00%
BNI	19,650	14.97%	10,502	8.00%	13,127	10.00%
HB	11,053	12.50%	7,074	8.00%	8,842	10.00%
Tier 1 capital to risk weighted assets Consolidated	$61,831	12.61%	$19,608	4.00%	NA	NA
SSB	25,416	9.48%	10,726	4.00%	$16,088	6.00%
BNI	14,001	10.67%	5,251	4.00%	7,876	6.00%
HB	7,748	8.76%	3,537	4.00%	5,305	6.00%
Tier 1 capital to average adjusted assets Consolidated	$61,831	8.90%	$27,783	4.00%	NA	NA
SSB	25,416	6.65%	15,286	4.00%	$19,108	5.00%
BNI	14,001	6.84%	8,187	4.00%	10,234	5.00%
HB	7,748	7.01%	4,420	4.00%	5,525	5.00%

Notes to Consolidated Financial Statements

Note 20.	Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2005 and 2004

	(dollars in thousands)
	2005	2004
Assets
Cash on deposit with subsidiary banks	$2,223	$3,543
Subordinated debt in subsidiaries	2,000	9,200
Investment in subsidiaries	66,346	55,407
Other investments	118	118
Deferred income taxes	93	20
Premises and equipment, net	919	938
Other assets	908	1,360

Total assets	$72,607	$70,586

Liabilities
Trust preferred debt	$10,310	$10,310
Deferred income taxes	—	—
Other liabilities	423	513

	10,733	10,823

Shareholders’ Equity
Common stock	9,812	9,763
Retained earnings	53,838	49,403
Accumulated other comprehensive income, net	(1,776)	597

Total shareholders’ equity	61,874	59,763

Total liabilities and shareholders’ equity	$72,607	$70,586

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Income

For the Years Ended December 31, 2005, 2004 and 2003

	(dollars in thousands)
	2005	2004	2003
Income:
Dividends from subsidiaries	—	$—	$3,200
Dividends	2	1	3
Interest from subsidiaries	5	14	22
Interest from subordinated debt	233	644	644
Management fee, corporate services and operations services	6,873	5,533	2,760
Loss on disposal of fixed assets	(44)	—	—
Miscellaneous income	4	5	20

	7,073	6,197	6,649

Expenses:
Interest on trust preferred debt	651	439	118
Salaries and benefits	4,382	2,950	1,981
Occupancy and equipment expense	1,099	1,017	811
Data processing	643	493	357
Consultant fees	994	690	724
Postage	273	253	229
Printing and supplies	125	189	192
Directors fees	219	160	224
Miscellaneous	609	497	323

	8,995	6,688	4,959

Net income (loss) before undistributed earnings of subsidiaries	(1,922)	(491)	1,690
Undistributed earnings of subsidiaries	8,113	7,631	4,919
Income tax benefit	(535)	(100)	(474)

Net income	$6,726	$7,240	$7,083

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	(dollars in thousands)
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$6,726	$7,240	$7,083
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(8,113)	(7,631)	(4,919)
Depreciation and amortization	574	677	572
Deferred income taxes	(74)	(102)	13
(Gain) loss on sale/disposal of fixed assets	44	—	(13)
Decrease (increase) in other assets	551	(534)	425
Increase (decrease) in other liabilities	(89)	(45)	362

Net cash provided by (used in) operating activities	(381)	(395)	3,523

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	—	209
Purchases of premises and equipment	(697)	(335)	(742)

Net cash (used in) investing activities	(697)	(335)	(533)

Cash Flows from Financing Activities
Capital transferred to subsidiaries	(5,200)	—	(10,500)
Subordinated debt to subsidiary banks	7,200	—	—
Proceeds from issuance of trust preferred debt	—	—	10,000
Dividends paid	(2,935)	(2,920)	(2,768)
Exercise of stock options	—	—	—
Stock-based compensation	181	85	50
Director stock grant	125	131	151
Issuance of common stock under dividend reinvestment plan, net of repurchases	387	405	359
Repurchases and retirement of stock	—	(191)	(239)

Net cash (used in) financing activities	(242)	(2,490)	(2,947)

Increase (decrease) in cash and cash equivalents	(1,320)	(3,220)	43
Cash and Cash Equivalents, beginning of year	3,543	6,763	6,720

Cash and Cash Equivalents, end of year	$2,223	$3,543	$6,763

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ Ronald L. Blevins	Date:	March 2, 2006
Ronald L. Blevins Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2006.

Signature	Title

/s/ W. Rand Cook W. Rand Cook	Chairman of the Board of Directors

/s/ F. L. Garrett, III F. L. Garrett, III	Vice Chairman of the Board of Directors

/s/ Joe A. Shearin Joe A. Shearin	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ira C. Harris Ira C. Harris	Director

/s/ F. Warren Haynie, Jr. F. Warren Haynie, Jr.	Director

/s/ William L. Lewis William L. Lewis	Director

/s/ Charles R. Revere Charles R. Revere	Director

/s/ Howard R. Straughan Howard R. Straughan	Director

/s/ Leslie E. Taylor Leslie E. Taylor	Director

/s/ Jay T. Thompson Jay T. Thompson	Director

/s/ Ronald L. Blevins Ronald L. Blevins	Chief Financial Officer (Principal Financial and Accounting Officer)