Form 10-Q
period 2006-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2006-05-04
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2006 was 4,910,700.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2006 (unaudited)	December 31 2005 (audited)
Assets:
Cash and due from banks	$20,232	$21,516
Federal funds sold	523	—
Securities available for sale, at fair value	133,465	135,420
Loans, net of unearned income	595,953	574,085
Allowance for loan losses	(6,627)	(6,601)

Total loans, net	589,326	567,484
Deferred income taxes	3,028	2,820
Bank premises and equipment, net	14,749	15,147
Accrued interest receivable	3,521	3,583
Goodwill	5,725	5,725
Other assets	12,507	12,231

Total assets	$783,076	$763,926

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$97,492	$99,718
Interest-bearing deposits	530,097	528,625

Total deposits	627,589	628,343
Federal funds purchased	—	6,822
Federal Home Loan Bank advances	76,929	51,928
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,517	1,264
Other liabilities	4,298	3,385

Total liabilities	720,643	702,052

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,909,875 and 4,905,701, respectively	9,820	9,812
Retained earnings	54,792	53,838
Accumulated other comprehensive (loss), net	(2,179)	(1,776)

Total shareholders’ equity	62,433	61,874
Total liabilities and shareholders’ equity	$783,076	$763,926

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2006	2005
Interest and Dividend Income
Loans	$10,096	$8,654
Interest on investments
Taxable interest income	1,134	962
Tax exempt interest income	367	410
Dividends	44	39
Interest on federal funds sold	40	14

Total interest and dividend income	11,681	10,079
Interest Expense
Deposits	3,276	2,375
Federal funds purchased	40	24
Interest on FHLB advances	692	274
Interest on trust preferred debt	182	136

Total interest expense	4,190	2,809

Net interest income	7,491	7,270
Provision for Loan Losses	113	8

Net interest income after provision for loan losses	$7,378	$7,262
Other Income
Service charges and fees on deposit accounts	718	685
Gain on available for sale securities	4	126
Other operating income	427	332

Total other income	1,149	1,143

Other Expenses
Salaries and benefits	3,733	3,559
Net occupancy expense of premises	971	889
Data processing	152	182
Consultant fees	253	257
Telephone	141	136
Marketing and advertising	147	72
Other operating expenses	976	1,032

Total other expenses	6,373	6,127

Income before income taxes	2,154	2,278
Income Tax Expense	603	607

Net income	$1,551	$1,671

Earnings per share, assuming dilution	$0.32	$0.34
Dividends per share	$0.15	$0.15

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Cash Flows from Operating Activities
Net income	$1,551	$1,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion, net	678	828
Provision for loan losses	113	8
(Gain) realized on available for sale securities	(4)	(126)
(Increase) decrease in other assets	(25)	488
Increase in other liabilities	1,166	106

Net cash provided by operating activities	3,479	2,975
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	449	8,012
Proceeds from maturities, calls, and paydowns of securities	1,985	4,759
Purchase of debt securities	—	(2,993)
Purchase of restricted stock	(1,272)	(326)
Net increase in loans	(21,955)	(8,799)
Purchases of bank premises and equipment	(282)	(623)

Net cash provided by / (used in) investing activities	(21,075)	30
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(14,250)	(5,184)
Net increase in certificates of deposit	13,496	8,005
Issuance of common stock under dividend reinvestment plan	94	99
Stock based compensation	53	37
Dividends declared	(736)	(732)
Decrease in federal funds purchased	(6,822)	(8,400)
Increase in FHLB advances	25,000	7,000

Net cash provided by financing activities	16,835	825

Increase (decrease) in cash and cash equivalents	(761)	3,830
Cash and cash equivalents
Beginning of period	21,516	17,797

End of period	$20,755	$21,627

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Cash payments for interest	$3,937	$2,697
Cash payments for income taxes	$240	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         (UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”) at March 31, 2006. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	EVB was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation. On April 24, 2006, the Company completed the conversion to a one bank holding company by consolidating the three banking subsidiaries. The new bank began operating under the name “EVB” the morning of April 24, 2006.

3.	The results of operations for the three-month period ending March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

4.	EVB’s amortized cost and estimated fair values of securities at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,853	$—	$760	$29,093
Mortgage-backed securities	34,637	19	977	33,679
State and political subdivisions	35,237	501	186	35,552
Corporate, CMO and other securities	30,848	38	1,936	28,950
Restricted securities	6,191	—	—	6,191

Total	$136,766	$558	$3,859	$133,465

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,849	$1	$549	$29,301
Mortgage-backed securities	36,010	23	811	35,222
State and political subdivisions	35,373	584	162	35,795
Corporate, CMO and other securities	31,959	36	1,812	30,183
Restricted securities	4,919	—	—	4,919

Total	$138,110	$644	$3,334	$135,420

At March 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	March 31, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$14,894	$343	$13,949	$417	$28,843	$760
Mortgage-backed securities	19,848	542	13,429	435	33,277	977
State/political subdivisions	8,476	77	3,117	109	11,593	186
Corporate, CMO’s and other securities	16,106	547	8,222	1,389	24,328	1,936

	$59,324	$1,509	$38,717	$2,350	$98,041	$3,859

Bonds with unrealized loss positions of less than 12 months duration at March 31, 2006 included 12 federal agencies, 22 mortgage-backed securities, 6 corporate bonds, 22 municipal bonds, and 6 CMO’s. Securities with losses of one year or greater duration included 20 federal agencies, 26 mortgage-backed securities, 11 corporate bonds, 9 municipal bonds, 3 federal agency preferred stocks and 1 CMO. The unrealized loss positions at March 31, 2006 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of March 31, 2006, the Company held $3.30 million par value in GMAC bonds and $250 thousand par value in Ford Motor Credit Corp bonds. These holdings are monitored regularly by EVB’s Chief Financial Officer and reported to the bank boards on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, management has not recommended sale of the holdings.

At December 31, 2005, investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2005
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$17,448	$255	$10,601	$294	$28,049	$549
Mortgage-backed securities	23,925	520	9,986	291	33,911	811
State/political subdivisions	7,566	53	3,120	109	10,686	162
Corporate, CMO’s and other securities	16,218	460	7,229	1,352	23,447	1,812

	$65,157	$1,288	$30,936	$2,046	$96,093	$3,334

5.	The Company’s loan portfolio was composed of the following at the dates indicated:

	(unaudited) March 31	(audited) December 31	(unaudited) March 31
(Dollars in thousands)	2006	2005	2005
Commercial, industrial and agricultural loans	$56,940	$55,732	$48,805
Residential real estate mortgage loans	265,677	263,191	255,957
Real estate construction loans	58,203	47,620	27,958
Commercial real estate loans	161,501	151,897	133,591
Consumer loans	53,481	55,680	55,412
All other loans	408	321	326

Total loans	596,210	574,441	522,049
Less unearned income	(257)	(356)	(940)

Total loans net of unearned discount	595,953	574,085	521,109
Less allowance for loan losses	(6,627)	(6,601)	(6,444)

Net loans	$589,326	$567,484	$514,665

The Company had $1.8 million in non-performing loans at March 31, 2006 that included $970 thousand in loans past due 90 days but still accruing and $868 thousand in nonaccrual loans.

6.	The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2006	(audited) December 31 2005	(unaudited) March 31 2005
Balance January 1	$6,601	$6,676	$6,676
Provision charged against income	113	552	8
Recoveries of loans charged off	142	491	107
Loans charged off	(229)	(1,118)	(347)

Balance at end of period	$6,627	$6,601	$6,444

Following is a summary pertaining to impaired loans:

	March 31 2006	December 31 2005
	(in thousands)
Impaired loans for which an allowance has been provided	$13,471	$14,293

Allowance related to impaired loans	$1,669	$1,849

Average balance of impaired loans	$13,960	$17,175

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $723 thousand and $772 thousand at March 31, 2006 and December 31, 2005, respectively.

7.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the quarters ending March 31, 2006 and March 31, 2005.

	Three Months Ended
	March 31, 2006		March 31, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,907,788	$0.32	4,883,747	$0.34
Effect of dilutive securities, stock options	13,850	—	13,690	—

Diluted earnings per share	4,921,638	$0.32	4,897,437	$0.34

As of March 31, 2006 and 2005, respectively, options to acquire 30,150 shares and 30,150 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

8.	The Company’s Stock Compensation Plan was discussed in the 2005 Form 10-K under the heading “Note 12. Stock Compensation Plan”. There were no options granted, exercised or forfeited and no other changes in the three months ended March 31, 2006 and 2005 that impacted any of the information presented in the 2005 Form 10-K. The Company granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of the same year adopted a policy to expense stock options. Stock options expense before income tax for the three month period ended March 31, 2006 was $53 thousand, compared to $37 thousand for the three month period ended March 31, 2005.

9.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31
	2006	2005
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$350	$274
Interest cost	179	147
Expected return on plan assets	(163)	(129)
Amortization of prior service cost	5	5
Amortization of net obligation at transition	1	1
Recognized net actuarial loss	33	29

Net periodic benefit cost	$405	$327

The Company made its required 2006 fiscal year contribution to the pension plan in December 2005 in the amount of $1.31 million. The Company anticipates that it will make its 2007 contribution in December 2006. The pension plan has a fiscal year ending September 30, providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

10.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

11.	The following table displays detail of comprehensive income (in thousands) for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
Net income	$1,551	$1,671
Unrealized gains (losses) on securities available for sale, net of tax expense	(400)	(1,401)
Less: reclassification adjustment, net of tax	(3)	(83)

Total comprehensive income	$1,148	$187

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. (the “Company” or “EVB”). This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report as well as the Annual Report of Eastern Virginia Bankshares on Form 10-K for the year ended December 31, 2005. Operating results include those of Southside Bank, Bank of Northumberland, Inc., Hanover Bank and subsidiaries of the banks combined for all periods presented. The three banking subsidiaries were consolidated on April 24, 2006.

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

EXECUTIVE OVERVIEW

Net income decreased 7.2% to $1.6 million for the first quarter of 2006, compared to $1.7 million for the same period in 2005. Diluted earnings per share decreased 5.9% to $0.32 for the first quarter of 2006, compared to $0.34 for the same quarter in 2005. Net interest income increased $221 thousand for the quarter ended March 31, 2006 when compared to the same period in 2005. This first quarter increase was the result of higher earnings on the loan portfolio and an increase in investment income offset by an increase in funding costs. Noninterest income without securities gains or losses was up $128 thousand, or 12.6%, for the quarter when compared to the same period in 2005 primarily from an increase in other investment income as the insurance, investment and mortgage groups had higher income than for the period ended March 31, 2005. Securities gains were down $122 thousand for the quarter when compared to the first quarter of 2005. Noninterest expense for the three months ended March 31, 2006 was up $246 thousand at $6.4 million compared to $6.1 million for the first quarter of 2005. Salaries and benefits were up 4.9% primarily from annual raises and an increase in pension expense; occupancy was up 9.2% mostly from lease increases and other expenses were down in total $10 thousand with most categories decreased, offset by a $75 thousand increase in marketing and advertising expenses for deposit advertisements and the one bank project.

Total assets at March 31, 2006 were $783.1 million, up $85.6 million, or 12.3%, from $697.4 million at March 31, 2005 and up $19.2 million, or 2.5%, from $763.9 million at December 31, 2005. For the quarter, total assets averaged $775.7 million, 12.0% above the first quarter 2005 average of $692.8 million. Total loans, net of unearned income, amounted to $596.0 million at March 31, 2006, an increase of $74.8 million, or 14.4%, from $521.1 million at March 31, 2005, and an increase of $21.9 million, or 3.8%, from $574.1 million at December 31, 2005. Net loans as a percent of total assets were 75.3% at March 31, 2006, as compared to 73.8% at March 31, 2005 and 74.3% at 2005 year-end. Loan demand continues to grow faster than deposits.

At March 31, 2006, the securities portfolio totaled $133.5 million, up $11.7 million, or 9.6%, from $121.8 million at March 31, 2005 and down $2.0 million, or negative 1.4%, from $135.4 million at December 31, 2005. Most of the funds that are invested in the securities portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. There were $523 thousand of federal funds sold at March 31, 2006, down from $2.9 million at March 2005 and there were no federal funds sold at December 31, 2005 when the Company was in a purchased position of $6.8 million.

Total deposits of $627.6 million at March 31, 2006 represented an increase of $34.9 million, or 5.9%, from $592.7 million one year ago and a slight decrease of $754 thousand, or less than 1.0%, from $628.3 million at December 31, 2005. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. However, the price of funds has continued to rise in step with the Federal Reserve interest increases. At March 31, 2006, noninterest-bearing demand deposits were up $9.6 million or 11.0% and down $2.2 million or 2.2% compared to March 31 and December 31, 2005, respectively. For the same time periods, interest-bearing deposits were up $25.2 million, or 5.0%, and $1.5 million, or less than 1%, respectively.

FHLB borrowings at March 31, 2006 totaled $76.9 million, a $47.1 million, or 157.7% increase over $29.9 million at March 31, 2005. This change reflects management’s continued strategy to take advantage of interest rate spreads that benefit the Company by locking in the interest rate spread over the life of the liability. With the loan demand outpacing deposit growth, this is a reasonable approach to control funding costs.

FASB Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive income/(loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets and was negative $2.2 million at March 31, 2006, a decrease of $1.3 million from March 31, 2005 and a decrease of $403 thousand from December 31, 2005. The unrealized gain or (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2006 was $1.6 million, a decrease of $120 thousand from first quarter 2005 earnings of $1.7 million. Most of this decrease is reflected in a decrease of $122 thousand in the gains on securities, which were $4 thousand for the quarter ended March 31, 2006 compared to $126 thousand for the same quarter in 2005. Noninterest expense was up $246 thousand, or 4.0% on a year-to-year quarterly comparison, reflecting a slowing of expense growth. On a linked quarter basis, noninterest expense is up only $28 thousand.

Net interest income increased $221 thousand for the quarter ended March 31, 2006, compared to the same period in 2005. This increase was the result of strong loan growth which resulted in increased interest income on loans of $1.4 million and an increase in investment income of $160 thousand compared to last year. These increases were offset by dramatic increases in funding expenses which increased $1.4 million compared to the same period last year. This was the result of continued rising interest rates and increased borrowings to fund loan growth in a rising rate environment. Deposit interest was up $901 thousand with the majority of the increase coming from customers moving to higher rate certificates of deposits. In addition, FHLB borrowings expense was up $418 thousand as borrowings funded the loan growth. Provision for loan loss was up $105 thousand compared to March 2005 reflecting the impact of loan growth since the quality of loan assets is the best in the Company’s history. Noninterest income excluding gains on securities sales was up $128 thousand for the first quarter of 2006 compared to the first quarter 2005. Service charges and fees on deposits were up 4.8% mostly as a result of increased noninterest account volume. More importantly, other operating income was up $95 thousand as a result of title insurance income increasing $12 thousand and the mortgage and investment companies generating a higher level of income compared to March 2005. Gain on sale or call of securities was down $122 thousand. Noninterest expense increased $246 thousand for the quarter compared to the comparable period in 2005 and reflects more normal expense increases in operating categories such as salaries and benefits up $174 thousand, or 4.9% and occupancy, up $82 thousand, or 9.2%. These expenses are being incurred to increase future income by adding front line employees to service customers, make loans and provide convenient banking locations for our customers.

The yield on earning assets was 6.63% for the quarter ended March 31, 2006 compared to 6.48% for the same period in 2005. The cost of interest bearing liabilities was 2.77% for the quarter ended March 31, 2006, up 67 basis points when compared to 2.10% for the quarter ended March 31, 2005. Both of these increases reflect the impact of the Federal Reserve interest rate increases which have increased loan pricing and created a much more competitive and expensive cost of funds. The FHLB borrowings that the Company began increasing late in the second quarter 2005 influence the higher funding cost but also offer a lower cost alternative to higher certificate of deposit rates. Return on average assets was 0.81%, compared to 0.98%, and EVB’s return on average equity was 10.07% compared to 11.24% for the quarters ended March 31, 2006 and 2005, respectively.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $7.7 million for the quarter, a $204 thousand increase over the Company’s performance for the first quarter of 2005. Average earning assets for the quarter ended March 31, 2006 increased 12.8% to $724.4 million compared to $642.5 million for the same quarter of 2005. Average loans increased 13.8%, average securities increased 7.7% and average federal funds sold increased 42.1% when comparing March 31, 2006 to the same period in 2005. The fully tax equivalent net interest margin for the three-month period ended March 31, 2006 was 4.28% compared to 4.56% for the year ended 2005 and 4.70% for the March 31, 2005 quarter end. For the quarter, the yield on earning assets was up 15 basis points and the cost of interest bearing liabilities was up 67 basis points, substantially narrowing the spread between earnings from and cost of funds. This reflects pressure on loan pricing as the cost of funding is up and the Federal Reserve raised interest rates again during the quarter. A table that discloses fully tax equivalent net interest income calculations for the quarters ended March 31, 2006 and 2005 follows.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$99,209	$1,180	4.82%	$85,529	$1,001	4.75%
Tax exempt (1)	35,741	528	5.99%	39,756	590	6.02%

Total securities	134,950	1,708	5.13%	125,285	1,591	5.15%
Federal funds sold	3,437	40	4.72%	2,419	14	2.35%
Loans, net of unearned income (2)	586,037	10,096	6.99%	514,781	8,654	6.82%

Total earning assets	724,424	11,844	6.63%	642,485	10,259	6.48%
Less allowance for loan losses	(6,682)			(6,714)
Total non-earning assets	57,962			56,984

Total assets	$775,704			$692,755

Liabilities & Shareholders' Equity:
Interest bearing deposits
Checking	$79,956	$84	0.43%	$77,554	$104	0.54%
Savings	109,227	341	1.27%	125,999	310	1.00%
Money market savings	48,295	182	1.53%	54,203	120	0.90%
Large dollar certificates of deposit (5)	96,975	945	3.95%	68,955	575	3.38%
Consumer certificates of deposit	194,899	1,724	3.59%	175,662	1,266	2.92%

Total interest-bearing deposits	529,352	3,276	2.51%	502,373	2,375	1.92%
Federal funds purchased	3,609	40	4.49%	—	—	—
Other borrowings	79,966	874	4.43%	40,183	434	4.38%

Total interest-bearing liabilities	612,927	4,190	2.77%	542,556	2,809	2.10%
Noninterest-bearing liabilities
Demand deposits	94,312			85,402
Other liabilities	6,006			4,499

Total liabilities	713,245			632,457
Shareholders' equity	62,459			60,298

Total liabilities and shareholders' equity	$775,704			$692,755

Net interest income		$7,654			$7,450

Interest rate spread (3)			3.86%			4.38%
Interest expense as a percent of average earning assets			2.35%			1.76%
Net interest margin (4)			4.28%			4.70%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

Noninterest income excluding net realized gains on securities sales was $1.1 million for the first quarter of 2006 compared to $1.0 million for the same quarter in 2005. Net realized gain on called or sold securities was $4 thousand for the three months ended March 31, 2006, down $122 thousand when compared to $126 thousand for the same period of 2005. Service charges on deposit accounts were $718 thousand for the quarter, compared to $685 thousand for the comparable period in 2005. Other operating income increased to $427 thousand for the first quarter, compared to $332 thousand for the three months ended March 31, 2005.

Noninterest Expense

Total noninterest expense increased $246 thousand, or 4.0%, from $6.1 million for the first quarter of 2005 to $6.4 million in the three months ended March 31, 2006. The increase in noninterest expense was the result of overall growth of the Company and organization costs related to the one bank holding company reorganization. The expense increases included $87 thousand related to a new branch office opened in June 2005 at Glenns and $82 thousand in occupancy and equipment, offset by a decline in other expenses. Management is pleased with these results but recognizes the one bank reorganization costs in the second quarter of 2006 may increase the other expense category for that period. On a linked quarter basis, noninterest expense was up $28 thousand or less than 1% for the quarter.

Total salary and benefits expense increased $174 thousand, or 4.9%, from $3.6 million in the first quarter of 2005 to $3.7 million in the three months ended March 31, 2006. Salary expense was up $147.0 thousand or 5.6%, while other personnel expenses declined which resulted in a 2.3% increase in salaries and wages. Despite an increase in pension costs, overall benefits are up slightly with an increase of 1.4% or $8 thousand in taxes and insurance and a 3.5% increase in other benefits. The salary expense increase was the result of growth in the front line, income producing areas with $36 thousand of the salary increase coming from the new branch at Glenns which opened in June 2005, the addition of commercial lenders and branch personnel and normal merit increases. Full time equivalent employees (FTE’s) were up 8.5, or 3% to 294 at the end of March 2006 compared to 285 for the same quarter end in 2005. On a linked quarter basis, FTE’s are down from 296 at year-end December 2005. This decrease of two FTE’s is a milestone reflecting the control management is exerting over its highest noninterest expense.

Net occupancy and equipment expense increased $82 thousand, or 9.2% compared to March 31, 2005, from $889 thousand in 2005 to $971 thousand in 2006, with $35 thousand of the increase directly related to the cost of the Glenns office that opened in June 2005.

All other noninterest expenses decreased $10 thousand to $1.66 million for the first quarter of 2006 from $1.68 million for the same period in 2005. Most of the expense categories were down with only telephone up $5 thousand and advertising and marketing up $75 thousand. This last expense was incurred to promote deposits growth and to begin the efforts to publicize the new bank name. Additional expense related to the one bank consolidation roll out will be incurred in the second quarter of 2006 but should cease after the second quarter 2006. Professional services expense was down $56 thousand from last year as a result of lower consulting fees.

Income Taxes

Income tax expense for the quarter ended March 31, 2006 was $603 thousand, compared to $607 thousand for the same period in 2005. Income taxes reflected an effective tax rate of 28.0% for the first quarter of 2006 compared to 26.6% for the first quarter 2005 and 27.8% for the full year 2005. Also impacting the effective tax rate is a decrease in the income from nontaxable bonds as the Company decreased the percentage of the investment portfolio invested in these instruments.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies earlier in this section.)

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties were $1.8 million at March 31, 2006, $2.5 million at December 31, 2005 and $4.8 million at March 31, 2005. Nonperforming assets are composed largely (81.3%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $87 thousand for the quarter representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.06% for the quarter ended March 31, 2006 compared to first quarter 2005 net charge-offs of $240 thousand with an annualized ratio of net charge-offs of 0.19% for the quarter, and 2005 full year net charge-offs of $627 thousand, or 0.12% of average loans. The 0.31% ratio of nonperforming loans to total loans at March 31, 2006 was down from 0.44% at December 31, 2005 and from 0.92% at March 31, 2005. This decrease results from improved loan quality with a significant decrease in impaired and nonperforming loans with the nonaccrual ratio reaching another historical low at March 31, 2006.

The allowance for loan losses of $6.6 million at March 31, 2006 is flat when compared to $6.6 million at December 31, 2005 and $6.4 million at March 31, 2005. The allowance is up $26 thousand from year-end and up $183 thousand compared to March 31, 2005. This fairly level balance in the allowance reflects strong asset quality over the last year as increases to the provision reflected the inherent strength of new loans. The ratio of allowance for loan losses to total loans was 1.11% at March 31, 2006, compared to 1.15% at 2005 year-end and 1.24% at March 31, 2005. The allowance for loans losses at March 31, 2006 includes $1.67 million of specific impaired loan reserves.

At March 31, 2006, the Company reported $13.5 million in impaired loans, a decrease of $4.5 million from $18.0 million at March 31, 2005 and a decrease of $822 thousand from $14.3 million at December 31, 2005. The average balance of impaired loans for the three months ended March 31, 2006 was $13.9 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets
(Dollars in thousands)	March 31 2006	December 31 2005	March 31 2005
Nonaccrual loans	$868	$884	$3,494
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	970	1,655	1,292

Total nonperforming loans	$1,838	$2,539	$4,786
Other real estate owned	—	—	—

Total nonperforming assets	$1,838	$2,539	$4,786
Nonperforming assets to total loans and other real estate	0.31%	0.44%	0.92%
Allowance for loan losses to nonaccrual loans	763.58%	746.72%	184.43%
Net charge-offs to average loans for the year	0.06%	0.12%	0.19%
Allowance for loan losses to period end loans	1.11%	1.15%	1.24%

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

In the first quarter 2006, the Company borrowed an additional $25 million from the FHLB to fund loan growth and match the growth to rates lower than the current certificate of deposit rates. This continues a strategy that began during the first half of 2005 when the Company entered into three transactions with the FHLB in order to fund loan growth and take advantage of interest spreads between the Company’s deposit interest rates and the FHLB rates. The Company has made it a practice to fund growth at times with FHLB borrowings if the rates were below the Company’s interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly but overall give the Company an excellent spread and funding rate. One of the transactions from 2005 for $10 million is a leveraged transaction where the borrowing is offsetting 3-5 year loan balances. Another 2005 transaction is for $13.5 million to lock in the spread on some investments. The spread on these transactions is better than the spread the Company would have received by attracting 5-year certificate funds. The first quarter transaction increased the Company’s contractual borrowings by $25.0 million from $51.9 million at year-end 2005. Management will continue to look for funding opportunities while operating in a rising rate environment. These were the only changes to our contractual obligations that would impact liquidity since the 2005 Form 10-K disclosure.

There have been no material changes in off-balance sheet arrangements that would impact liquidity since the 2005 Form 10-K disclosure.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at March 31, 2006 was $67.6 million, or 11.73% of risk-weighted assets, for Tier 1 capital and $74.3 million, or 12.88%, for total risk based capital. The risk-based capital position is up slightly in total dollars but the ratio itself is down slightly when compared to year end 2005, when the Company reported $66.6 million, or 12.04%, for Tier 1 risk based capital and $73.2 million, or 13.23%, for total risk based capital. The lower ratio is primarily impacted by the continued growth in risk based assets.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies, including the Company, are required to have Tier 1 capital of at least 4% and total capital of at least 8%.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Interest rate fluctuations and the Company’s ability to successfully manage that risk

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Funding cost in an increasingly competitive environment

•	Risk inherent in the investment portfolio which comprises approximately 17.0% of the Company’s total assets

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	Maintaining capital levels adequate to support the Company’s growth

•	The ability to successfully manage the Company’s growth or implement its growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future

•	Reliance on the Company’s management team, including its ability to attract and retain key personnel

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality

•	Changes in laws and regulations applicable to the Company

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2005 year end as disclosed in the 2005 Form 10-K.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. In addition, while the Company has reorganized and centralized many functions over the last year, it has maintained the control points that have been established. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which EVB and its subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)

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

Date: May 4, 2006

Exhibit Index

Exhibit	31.1 – Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit	31.2 – Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit	32.1 – Section 906 Certification of Chief Executive Officer
Exhibit	32.2 – Section 906 Certification of Chief Financial Officer