Form 10-Q
period 2006-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2006-08-08
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2006 was 4,923,900.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30 2006 (unaudited)	December 31 2005 (audited)
Assets:
Cash and due from banks	$18,091	$21,516
Federal funds sold	2,298	—
Securities available for sale, at fair value	127,048	135,420
Loans, net of unearned income	611,889	574,085
Allowance for loan losses	(6,792)	(6,601)

Total loans, net	605,097	567,484
Deferred income taxes	3,850	2,820
Bank premises and equipment, net	14,840	15,147
Accrued interest receivable	3,688	3,583
Other real estate	—	—
Goodwill	5,725	5,725
Other assets	13,342	12,231

Total assets	$793,979	$763,926

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$103,490	$99,718
Interest-bearing deposits	521,314	528,625

Total deposits	624,804	628,343
Federal funds purchased	—	6,822
Federal Home Loan Bank advances	91,214	51,928
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,568	1,264
Other liabilities	4,071	3,385

Total liabilities	731,967	702,052

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,915,200 and 4,905,701, respectively	9,830	9,812
Retained earnings	55,957	53,838
Accumulated other comprehensive (loss), net	(3,775)	(1,776)

Total shareholders’ equity	62,012	61,874

Total liabilities and shareholders’ equity	$793,979	$763,926

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Interest and Dividend Income
Loans	$10,876	$9,032	$20,972	$17,686
Interest on investments
Taxable interest income	1,106	1,016	2,240	1,978
Tax exempt interest income	364	382	731	792
Dividends	87	53	131	92
Interest on federal funds sold	36	28	76	42

Total interest and dividend income	12,469	10,511	24,150	20,590

Interest Expense
Deposits	3,481	2,525	6,757	4,900
Federal funds purchased	39	14	79	38
Interest on FHLB advances	782	341	1,474	615
Interest on trust preferred debt	204	150	386	286

Total interest expense	4,506	3,030	8,696	5,839

Net interest income	7,963	7,481	15,454	14,751
Provision for Loan Losses	204	198	317	206

Net interest income after provision for loan losses	$7,759	$7,283	$15,137	$14,545

Other Income
Service charges and fees on deposit accounts	825	746	1,543	1,431
Gain (loss) on available for sale securities	27	(5)	31	121
Other operating income	453	391	880	723

Total other income	1,305	1,132	2,454	2,275

Other Expenses
Salaries and benefits	3,591	3,574	7,324	7,133
Net occupancy expense of premises	986	856	1,957	1,745
Data processing	112	196	264	378
Consultant fees	188	287	441	544
Telephone	138	148	279	284
Marketing and advertising	345	157	492	229
Other operating expenses	1,203	1,058	2,179	2,090

Total other expenses	6,563	6,276	12,936	12,403

Income before income taxes	2,501	2,139	4,655	4,417
Income Tax Expense	700	590	1,303	1,197

Net income	$1,801	$1,549	$3,352	$3,220

Earnings per share, basic and assuming dilution	$0.37	$0.32	$0.68	$0.66
Dividends per share	$0.16	$0.15	$0.31	$0.30

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30
	2006	2005
Cash Flows from Operating Activities
Net income	$3,352	$3,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and investment amortization/accretion, net	1,215	1,457
Provision for loan losses	317	206
(Gain) realized on available for sale securities	(31)	(121)
(Gain) on sale of fully depreciated fixed assets	(26)	—
(Increase) in other assets	(1,216)	(381)
Increase in other liabilities	990	484

Net cash provided by operating activities	4,601	4,865

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	1,298	9,437
Proceeds from maturities, calls, and paydowns of securities	5,288	9,501
Purchase of debt securities	—	(24,884)
Purchase of restricted stock	(1,436)	(969)
Net increase in loans	(37,930)	(24,126)
Sale of fixed assets	26	—
Purchases of bank premises and equipment	(684)	(1,420)

Net cash used in investing activities	(33,438)	(32,461)

Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(18,791)	(6,161)
Net increase in certificates of deposit	15,252	19,129
Issuance of common stock under dividend reinvestment plan	194	196
Stock based compensation	100	75
Stock options exercised	13	—
Dividends declared	(1,522)	(1,465)
Decrease in federal funds purchased	(6,822)	(8,400)
Increase in FHLB advances	39,286	29,786

Net cash provided by financing activities	27,710	33,160

Increase (decrease) in cash and cash equivalents	(1,127)	5,564
Cash and cash equivalents
Beginning of period	21,516	17,797

End of period	$20,389	$23,361

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$8,801	$5,604
Income taxes	$1,832	$689
Loans transferred to other real estate owned	$—	$65

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (the “Company”) at June 30, 2006. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	EVB was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of EVB. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, VA. All significant inter-company transactions and accounts have been eliminated in consolidation. On April 24, 2006, the Company completed the conversion to a one-bank holding company by consolidating the three banking subsidiaries. The new bank began operating under the name “EVB” on April 24, 2006.

3.	The results of operations for the three and six month periods ending June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

4.	EVB’s amortized cost and estimated fair values of securities at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,856	$—	$1,237	$28,619
Mortgage-backed securities	32,990	1	1,690	31,301
State and political subdivisions	34,660	199	707	34,152
Corporate, CMO and other securities	28,906	14	2,299	26,621
Restricted securities	6,355	—	—	6,355

Total	$132,767	$214	$5,933	$127,048

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,849	$1	$549	$29,301
Mortgage-backed securities	36,010	23	811	35,222
State and political subdivisions	35,373	584	162	35,795
Corporate, CMO and other securities	31,959	36	1,812	30,183
Restricted securities	4,919	—	—	4,919

Total	$138,110	$644	$3,334	$135,420

At June 30, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	June 30, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$4,104	$139	$24,515	$1,098	$28,619	$1,237
Mortgage-backed securities	4,650	201	26,521	1,489	31,171	1,690
State and political subdivisions	16,367	545	3,000	162	19,367	707
Corporate, CMO’s and other securities	7,611	349	16,118	1,950	23,729	2,299

	$32,732	$1,234	$70,154	$4,699	$102,886	$5,933

Bonds with unrealized loss positions of less than 12 months duration at June 30, 2006 included 6 federal agencies, 11 mortgage-backed securities, 6 corporate bonds, 58 municipal bonds, and 4 CMO’s. Securities with losses of one year or greater duration included 27 federal agencies, 39 mortgage-backed securities, 12 corporate bonds, 9 municipal bonds, 3 federal agency preferred stocks and 3 CMO’s. The unrealized loss positions at June 30, 2006 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of June 30, 2006, the Company held $3.30 million par value in GMAC bonds and $250 thousand par value in Ford Motor Credit Corp bonds. These holdings are monitored regularly by EVB’s Chief Financial Officer and reported to the bank board on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, management has not recommended sale of the holdings.

At December 31, 2005, investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2005
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$17,448	$255	$10,601	$294	$28,049	$549
Mortgage-backed securities	23,925	520	9,986	291	33,911	811
State and political subdivisions	7,566	53	3,120	109	10,686	162
Corporate, CMO’s and other securities	16,218	460	7,229	1,352	23,447	1,812

	$65,157	$1,288	$30,936	$2,046	$96,093	$3,334

5.	The Company’s loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) June 30 2006	(audited) December 31 2005	(unaudited) June 30 2005
Commercial, industrial and agricultural loans	$58,792	$55,732	$53,843
Residential real estate mortgage loans	267,323	263,191	257,272
Real estate construction loans	71,173	47,620	27,670
Commercial real estate loans	162,824	151,897	141,598
Consumer loans	51,717	55,680	56,118
All other loans	240	321	388

Total loans	612,069	574,441	536,889
Less unearned income	(180)	(356)	(702)

Total loans net of unearned discount	611,889	574,085	536,187
Less allowance for loan losses	(6,792)	(6,601)	(6,459)

Net loans	$605,097	$567,484	$529,728

The Company had $1.8 million in non-performing loans at June 30,2006 that included $1.4 million in loans past due 90 days but still accruing and $412 thousand in nonaccrual loans.

6.	The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) June 30 2006	(audited) December 31 2005	(unaudited) June 30 2005
Balance January 1	$6,601	$6,676	$6,676
Provision charged against income	317	552	206
Recoveries of loans charged off	265	491	233
Loans charged off	(391)	(1,118)	(656)

Balance at end of period	$6,792	$6,601	$6,459

Following is a summary pertaining to impaired loans:

	June 30 2006	December 31 2005
	(in thousands)
Impaired loans for which an allowance has been provided	$13,130	$14,293

Allowance related to impaired loans	$2,046	$1,849

Average balance of impaired loans	$14,366	$17,175

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $140 thousand and $772 thousand at June 30, 2006 and December 31, 2005, respectively.

7.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. The Company utilizes FHLB borrowings for two purposes (a) to match fund specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) June 30 2006	(audited) December 31 2005	(unaudited) June 30 2005
Amortizing advances	$5,714	$6,428	$7,143
Convertible advances	85,500	45,500	45,500

Total advances	$91,214	$51,928	$52,643

The table presented below shows the maturities and potential call dates of FHLB advances. All but $5.7 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities		Callable
	Amount	Avg Rate	Amount	Avg Rate
2006	$—		$5,000	5.92%
2007	—		57,000	4.00%
2008	—		10,000	4.85%
2010	20,700	4.07%	13,500	3.87%
2011	10,000	5.01%	—
2012	5,000	4.68%	—
2015	20,500	3.78%	—
2016	35,000	4.04%	—

Total	$91,200	4.13%	$85,500	4.19%

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three and six month periods ending June 30, 2006 and June 30, 2005.

	Three Months Ended
	June 30, 2006		June 30, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,912,868	$0.37	4,888,062	$0.32
Effect of dilutive securities, stock options	15,036	0.00	11,840	0.00

Diluted earnings per share	4,927,904	$0.37	4,899,902	$0.32

	Six Months Ended
	June 30, 2006		June 30, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,910,342	$0.68	4,885,905	$0.66
Effect of dilutive securities, stock options	14,443	0.00	12,765	0.00

Diluted earnings per share	4,924,785	$0.68	4,898,670	$0.66

As of June 30, 2006 and 2005, respectively, options to acquire 29,525 shares and 30,150 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

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

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003:

	2005	2004	2003	2002
Dividend rate:	2.76%	2.78%	2.81%	2.97%
Price Volatility:	23.61%	24.99%	23.07%	20.76%
Risk-free interest rate:	4.13%	4.95%	4.69%	5.54%
Expected life:	10 Years	10 Years	10 Years	10 Years

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the award. There were no options granted, in the six months ended June 30, 2006 while there were 825 shares exercised and 5,025 shares forfeited during the second quarter and no exercises or forfeitures during the first quarter of 2006. Fair value is estimated using the Black-Scholes option pricing model with the following assumptions for the most recent grant in 2005: option term until exercise of 4 years, volatility of 23.61%, risk free interest rate 4.13% and an expected dividend yield of 2.76%.

The Company granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of the same year adopted a policy to expense stock options.

Included within salaries and benefits for the three and six months ended June 30, 2006 was stock -based compensation expense of $47 thousand and $100 thousand, compared to $38 thousand and $75 thousand for the three and six month periods ended June 30, 2005. All options currently vesting are qualified options in which the Company does not receive a tax deduction.

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The Money Options (in thousands)
Options outstanding January 1	159,807	$21.18	8.4	$231
Granted	—
Exercised	(825)	16.10
Forfeited	(5,025)	22.03

Options outstanding June 30	153,957	21.20	7.9	331
Options exercisable June 30	24,945	16.10	5.9	150

10.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$350	$274	$700	$548
Interest cost	179	147	358	294
Expected return on plan assets	(163)	(129)	(326)	(258)
Amortization of prior service cost	5	5	10	10
Amortization of net obligation at transition	1	1	2	2
Recognized net actuarial loss	33	29	66	58

Net periodic benefit cost	$405	$327	$810	$654

The Company made its required 2006 fiscal year contribution to the pension plan in December 2005 in the amount of $1.31 million. The Company anticipates that it will make its 2007 contribution in December 2006. The pension plan has a fiscal year ending September 30, providing the Company flexibility as to the calendar year in which it makes pension plan contributions.

11.	In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on its operations or financial results.

12.	The following table displays detail of comprehensive income for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2006	2005	2006	2005
Net income	$1,801	$1,549	$3,352	$3,220
Unrealized gains (losses) on securities available for sale, net of tax expense	(1,578)	740	(1,979)	(661)
Less: reclassification adjustment, net of tax	(18)	3	(20)	(80)

Total comprehensive income	$205	$2,292	$1,353	$2,479

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Eastern Virginia Bankshares, Inc. (the “Company”. This

discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2005. Operating results include those of the Company and subsidiaries combined for all periods presented.

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

EXECUTIVE OVERVIEW

Net income for the quarter ended June 30, 2006 was $1.8 million, an increase of $252 thousand from second quarter 2005 net income of $1.5 million. This increase is the result of increases in both net interest income and noninterest income that exceeded the increase in noninterest expense. Year-to-date, net income is up $132 thousand or 4.1%, impacted significantly by nonrecurring expenses in the first five months of the year related to the April consolidation to a one-bank holding company. Net interest income increased $482 thousand for the quarter ended June 30, 2006, compared to the same period in 2005. This increase was the result of strong loan growth that increased interest income on loans of $1.8 million and an increase in investment income of $114 thousand compared to the second quarter of last year. These increases were largely offset by increases in funding expenses which increased $1.5 million compared to the same period last year. A flat to sometimes inverted yield curve has contributed to higher interest rates on deposits and increased borrowings to fund loan growth.

Total assets at June 30, 2006 were $794.0 million, up $61.5 million, or 8.4%, from $732.5 million at June 30, 2005 and up $30.1 million, or 3.9%, from $763.9 million at December 31, 2005. For the quarter, total assets averaged $783.0 million, 10.4% above the second quarter 2005 average of $709.5 million. Total loans, net of unearned income, amounted to $611.9 million at June 30, 2006, an increase of $75.7 million, or 14.1%, from $536.2 million at June 30, 2005, and an increase of $37.8 million, or 6.6%, from $574.1 million at December 31, 2005. Net loans as a percent of total assets were 76.2% at June 30, 2006, as compared to 72.3% at June 30, 2005 and 74.3% at 2005 year-end. Loan demand continues to be strong at a time that deposits are not growing.

At June 30, 2006, the securities portfolio totaled $127.0 million, down $12.1 million, or 8.7%, from $139.2 million at June 30, 2005 and down $8.4 million, or 6.2%, from $135.4 million at December 31, 2005. The decrease in the investment portfolio is primarily related to using investment portfolio cash flow to fund strong loan growth. Most of the funds that are invested in the securities portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. There were $2.3 million of federal funds sold at June 30, 2006, while there were no federal funds sold at either June 30, 2005 or December 31, 2005, when the Company was in a purchased position of $6.8 million at 2005 year end.

Total deposits of $624.8 million at June 30, 2006 represented an increase of $22.0 million, or 3.6%, from $602.8 million one year ago and a decrease of $3.5 million, or less than 1.0%, from $628.3 million at December 31, 2005. EVB offers attractive, yet competitive, rates to maintain a strong stable deposit base. However, the cost of deposits has continued to rise in step with the Federal Reserve interest increases. At June 30, 2006, noninterest-bearing demand deposits were up $10.7 million or 11.6% and $3.8 million or 3.8% compared to June 30, 2005 and December 31, 2005, respectively. For the same dates, interest-bearing deposits were up $11.2 million, or 2.2%, and down $7.3 million, or 1.4%, respectively.

FHLB borrowings at June 30, 2006 totaled $91.2 million, a $38.6 million, or 73.3% increase over $52.6 million at June 30, 2005 and $39.3 million or 75.7% above $51.9 million at December 31, 2005. This change reflects management’s continued strategy to take advantage of interest rate spreads that benefit the Company by locking in the interest rate spread over the life of the liability. With loan demand outpacing deposit growth, management believes that this is a reasonable approach to control funding costs.

FASB Pronouncement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets and was negative $3.8 million at June 30, 2006, a decrease of $3.6 million from June 30, 2005 and a decrease of $2.0 million from December 31, 2005. The unrealized gain or (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

Net income increased 16.3% to $1.8 million for the three months ended June 30, 2006, compared to $1.5 million for the same period in 2005. Diluted earnings per share increased 15.6% to $0.37 for the second quarter of 2006, compared to $0.32 for the same quarter in 2005. Net interest income increased $482 thousand for the quarter ended June 30, 2006, when compared to the same period in 2005. This second quarter increase in net interest income was the result of higher earnings on the loan portfolio and an increase in investment income, offset by an increase in funding costs. Loan loss provision was essentially flat at $204 thousand for the quarter, compared to $198 thousand in the second quarter of 2005. Noninterest income excluding securities gains or losses was up $142 thousand, or 12.4%, for the quarter when compared to the same period in 2005. This increase comes from a $79 thousand or 10.6% increase in service charge income resulting from both rate and volume increases and a $62 thousand or 15.9% increase in other noninterest income as the investment and mortgage functions had higher income than for the period ended June 30, 2005. Securities gains of $27 thousand for the quarter compared favorably to a $5 thousand loss in the second quarter of 2005. Noninterest expense for the three months ended June 30, 2006 was up $287 thousand or 4.6% to $6.6 million compared to $6.3 million for the second quarter of 2005. Salaries and benefits were up $17 thousand or 0.5%, all of which is related to a $78 thousand increase in pension expense; occupancy was up $130 thousand or 15.2%, mostly from increased lease expenses. Other expenses increased $140 thousand with all of that increase being marketing expenses related to the consolidation of the three former banks to create EVB in April 2006.

Net income for the six months ended June 30, 2006 was up $132 thousand or 4.1% as the second quarter increase was partially offset by the first quarter decrease from first quarter 2005 of 7.2% related to the bank consolidation project. Year-to-date net interest income is up $703 thousand or 4.8%. Provision for loan losses is up $111 thousand or 53.9%, primarily related to growth in the loan portfolio. Noninterest income excluding securities gains and losses was up $269 thousand or 12.5%, realized gains on securities sales was down $90 thousand, salaries and benefits was up $191 thousand or 2.7% of which $156 thousand was the pension expense increase, occupancy and equipment expense was up $212 thousand or 12.1%, marketing expense related to the bank consolidation and EVB name roll out was up $263 thousand. Consultant fees were down $103 thousand or 18.9% and data processing expense was down $114 thousand or 30.2% as the Company began to realize some of the benefits of consolidation of three banks into a one-bank holding company.

Yield on earning assets was 6.89% for the quarter ended June 30, 2006 compared to 6.54% for the same period in 2005. The cost of interest bearing liabilities was 2.94% for the quarter ended June 30, 2006, up 74 basis points when compared to 2.20% for the quarter ended June 30, 2005. Increases in both earning asset yield and funds cost are the result of interest rate increases by the Federal Open Market Committee. The resulting flat to inverted yield curve created a much more competitive rate environment that has increased the cost of funds by a greater extent than the increased income from earning assets. Return on average assets increased to 0.92%, compared to 0.88% in the second quarter of 2005, and return on average equity increased to 11.54% compared to 10.40% for the quarters ended June 30, 2006 and 2005, respectively.

Return on average assets and return on average equity for the first six months of 2006 were 0.87% and 10.81%, respectively compared to 0.93% and 10.82% for the same period in 2005.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $8.1 million for the quarter, a $472 thousand increase over the second quarter of 2005. Average earning assets for the quarter ended June 30, 2006 increased 12.1% to $734.7 million compared to $655.4 million for the same quarter of 2005. Average loans increased 14.7%, average securities increased 2.4% and average federal funds sold decreased 18.4% when comparing the second quarter of 2006 to the same period in 2005. The fully tax equivalent net interest margin for the three-month period ended June 30, 2006 was 4.43% compared to 4.68% for the quarter ended June 30, 2005. For the quarter, the yield on earning assets was up 35 basis points and the cost of interest bearing liabilities was up 74 basis points, substantially narrowing the spread between the yield on earning assets and the cost of funds. This reflects intense competition in loan pricing even as the cost of funding is increasing.

Net interest income on a fully tax equivalent basis totaled $15.8 million for the first six months of 2006, a $676 thousand increase over the Company’s performance for the first half of 2005. Average earning assets for the six months ended June 30, 2006 increased 12.4% to $729.6 million compared to $649.0 million for the first six months of 2005. Average loans increased 14.3%, average securities increased 5.0% and average federal funds sold increased 5.1% when comparing the first six months of 2006 to the same period in 2005. The fully tax equivalent net interest margin for the six-month period ended June 30, 2006 was 4.36% compared to 4.56% for the year ended 2005 and 4.69% for the six months ended June 30, 2005. For the six months ended June 30, 2006, the yield on earning assets was up 25 basis points and the cost of interest bearing liabilities was up 71 basis points, substantially narrowing the spread between the yield on earning assets and the cost of funds as compared to the first six months of 2005.

Tables that disclose fully tax equivalent net interest income calculations for the quarter and six months ended June 30, 2006 and 2005 follow.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$94,833	$1,193	5.05%	$89,935	$1,069	4.77%
Tax exempt (1)	35,158	524	5.98%	37,017	550	5.96%

Total securities	129,991	1,717	5.30%	126,952	1,619	5.12%
Federal funds sold	3,075	36	4.70%	3,769	28	2.98%
Loans, net of unearned income (2)	601,623	10,876	7.25%	524,701	9,032	6.90%

Total earning assets	734,689	12,629	6.89%	655,422	10,679	6.54%
Less allowance for loan losses	(6,723)			(6,501)
Total non-earning assets	55,079			60,581

Total assets	$783,045			$709,502

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$78,588	$60	0.31%	$77,103	$97	0.50%
Savings	103,455	325	1.26%	125,363	312	1.00%
Money market savings	45,800	242	2.12%	52,260	137	1.05%
Large dollar certificates of deposit (5)	97,909	1,005	4.12%	75,383	634	3.37%
Consumer certificates of deposit	198,215	1,849	3.74%	175,814	1,345	3.07%

Total interest-bearing deposits	523,967	3,481	2.66%	505,923	2,525	2.00%
Federal funds purchased	3,026	39	5.17%	—	—	—
Other borrowings	87,747	986	4.51%	45,728	505	4.43%

Total interest-bearing liabilities	614,740	4,506	2.94%	551,651	3,030	2.20%
Noninterest-bearing liabilities
Demand deposits	99,306			92,667
Other liabilities	6,393			5,417

Total liabilities	720,439			649,735

Shareholders’ equity	62,606			59,767

Total liabilities and shareholders’ equity	$783,045			$709,502

Net interest income		$8,123			$7,649

Interest rate spread (3)			3.95%			4.33%
Interest expense as a percent of average earning assets			2.46%			1.85%
Net interest margin (4)			4.43%			4.68%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the quarter is $160 thousand, compared to $168 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months Ended June 30
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$97,009	$2,371	4.93%	$87,885	$2,070	4.75%
Tax exempt (1)	35,448	1,052	5.98%	38,238	1,140	6.01%

Total securities	132,457	3,423	5.21%	126,123	3,210	5.13%
Federal funds sold	3,255	76	4.71%	3,098	42	2.73%
Loans, net of unearned income (2)	593,873	20,972	7.12%	519,769	17,686	6.86%

Total earning assets	729,585	24,471	6.76%	648,990	20,938	6.51%
Less allowance for loan losses	(6,703)			(6,607)
Total non-earning assets	56,513			58,791

Total assets	$779,395			$701,174

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$79,268	$144	0.37%	$77,327	$200	0.52%
Savings	106,325	666	1.26%	127,342	622	0.98%
Money market savings	47,041	424	1.82%	53,226	257	0.97%
Large dollar certificates of deposit (5)	97,444	1,951	4.04%	72,135	1,211	3.39%
Consumer certificates of deposit	196,566	3,572	3.66%	174,128	2,610	3.02%

Total interest-bearing deposits	526,644	6,757	2.59%	504,158	4,900	1.96%
Federal funds purchased	3,316	79	4.80%	—	—
Other borrowings	83,878	1,860	4.47%	42,971	939	4.41%

Total interest-bearing liabilities	613,838	8,696	2.86%	547,129	5,839	2.15%
Noninterest-bearing liabilities
Demand deposits	96,823			89,054
Other liabilities	6,201			4,960

Total liabilities	716,862			641,143

Shareholders’ equity	62,533			60,031

Total liabilities and shareholders’ equity	$779,395			$701,174

Net interest income		$15,775			$15,099

Interest rate spread (3)			3.91%			4.35%
Interest expense as a percent of average earning assets			2.40%			1.81%
Net interest margin (4)			4.36%			4.69%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment year-to-date 2006 is $321 thousand, compared to $348 in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

Noninterest income excluding net realized gains/(losses) on securities sales was $1.3 million for the second quarter of 2006 compared to $1.1 million for the same quarter in 2005. Net realized gain on called or sold securities was $27 thousand for the three months ended June 30, 2006, compared to a realized loss of $5 thousand for the same period of 2005. Service charges on deposit accounts were $825 thousand for the quarter, compared to $746 thousand for the comparable period in 2005. Other operating income increased to $453 thousand for the quarter, compared to $391 thousand for the three months ended June 30, 2005. For the six-month period ended June 30, noninterest income excluding net realized gains on securities sales was $2.4 million compared to $2.2 million in the prior year. Net realized gains on called or sold securities was $31 thousand for the first six months of 2006, compared to $121 thousand for the same period in 2005. Service charges on deposit accounts were up $112 thousand and other operating income is up $157 thousand, both on a 2006 year-to-date basis, compared to the same period in 2005.

Noninterest Expense

Total noninterest expense increased $287 thousand, or 4.6%, from $6.3 million for the second quarter of 2005 to $6.6 million in the three months ended June 30, 2006. The increase in noninterest expense was the result of overall growth of the Company and organization/consolidation costs related to the one bank holding company reorganization. The expense increases included $130 thousand in occupancy and equipment and $188 thousand in marketing, partially offset by decreases in data processing, consultant fees and telephone. Given the heavy marketing and operational expenses in the quarter related to the consolidation into a one-bank holding company, management is pleased with the control of noninterest expense.

Total salary and benefits expense of $3.6 million in the second quarter of 2006 represented an increase of $17 thousand, or 0.5%, compared to the second quarter of 2005. Net occupancy and equipment expense increased 15.2% compared to the quarter ended June 30, 2005, from $856 thousand in 2005 to $986 thousand in 2006, with $70 thousand of the increase directly related to the cost of the Glenns office that opened in June 2005.

All other noninterest expenses increased $140 thousand to $2.0 million for the second quarter of 2006 from $1.9 million for the same period in 2005. Most of the expense categories were down with only marketing/advertising up $188 thousand. The marketing/advertising expense was incurred to promote the new bank name and corporate image. Despite heavy consultant fees related to the consolidation to a one-bank holding company, consulting fee expense was down $99 thousand, compared to the second quarter of 2005 when the Company was using a consultant to assist with consolidation of loan and deposit operations.

For the six-month period ended June 30, 2006 noninterest expense was up 4.3% to $12.9 million, compared to $12.4 million for the same period in 2005. Expense increases have been incurred as follows: salaries and benefits $191 thousand or 2.7%, occupancy and equipment $212 thousand or 12.1% and marketing/advertising $263 thousand or 115%. Material expense decreases year-to-date include data processing $114 thousand and consultant fees $103 thousand. Excluding year-to-date expenses related to the one-bank holding company consolidation, management believes that noninterest expense would be relatively flat to the prior year.

Income Taxes

Income tax expense for the quarter ended June 30, 2006 was $700 thousand, compared to $590 thousand for the same period in 2005. Income taxes reflected an effective tax rate of 28.0% for the second quarter of 2006 compared to 27.6% for the second quarter 2005 and 27.8% for the full year 2005. For the six months ended June 30, income tax expense was $1.3 million for 2006, compared to $1.2 million in the prior year.

Also impacting the effective tax rate is a decrease in tax exempt income as the Company decreased the percentage of the investment portfolio invested in tax free municipal bonds.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties were $1.8 million at June 30, 2006, $2.5 million at December 31, 2005 and $3.2 million at June 30, 2005. Nonperforming assets are composed largely (85.8%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses. Total loan charge-offs, less recoveries, amounted to $39 thousand for the quarter and $126 thousand year-to-date representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.03% for the quarter and 0.04% for the six months ended June 30, 2006. Net charge-offs for the second quarter 2005 and the first half of 2005 net charge-offs were $183 thousand and $423 thousand, respectively, with an annualized ratio of net charge-offs of 0.14% for the quarter, and 0.16% for the six month period. 2005 full year net charge-offs were $627 thousand, or 0.12% of average loans. The 0.30% ratio of nonperforming loans to total loans at June 30, 2006 was down from 0.44% at December 31, 2005 and from 0.59% at June 30, 2005. This decrease results from improved loan quality with a significant decrease in impaired and nonperforming loans as the nonaccrual ratio reached another historical low at June 30, 2006.

The allowance for loan losses of $6.8 million at June 30, 2006 is up moderately when compared to $6.6 million at December 31, 2005 and $6.5 million at June 30, 2005. The allowance is up $191 thousand from year-end and up $333 thousand compared to June 30, 2005. This reasonably flat balance in the allowance reflects strong asset quality over the last year as increases to the provision reflected the inherent strength of new loans. The ratio of allowance for loan losses to total loans was 1.11% at June 30, 2006, compared to 1.15% at 2005 year-end and 1.20% at June 30, 2005. The allowance for loans losses at June 30, 2006 includes $2.05 million of specific impaired loan reserves.

At June 30, 2006, the Company reported $13.1 million in impaired loans, a decrease of $1.2 million from $14.3 million at December 31, 2005. The average balance of impaired loans for the three months ended June 30, 2006 was $14.4 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	June 30 2006	December 31 2005	June 30 2005
Nonaccrual loans	$412	$884	$1,289
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	1,395	1,655	1,824

Total nonperforming loans	$1,807	$2,539	$3,113
Other real estate owned	—	—	65

Total nonperforming assets	$1,807	$2,539	$3,178
Nonperforming assets to total loans and other real estate	0.30%	0.44%	0.59%
Allowance for loan losses to nonaccrual loans	1647.26%	746.72%	501.09%
Net charge-offs to average loans for the year	0.04%	0.12%	0.16%
Allowance for loan losses to period end loans	1.11%	1.15%	1.20%

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, EVB maintains cash reserves and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, EVB’s subsidiary bank maintains borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be sufficient to meet its estimated liquidity needs.

In the second quarter 2006, the Company borrowed an additional $15 million from the FHLB to fund loan growth and match the growth to rates lower than the current certificate of deposit rates. This continues a strategy that began during the first half of 2005 when the Company entered into three transactions with the FHLB in order to fund loan growth and take advantage of interest spreads between the Company’s deposit interest rates and the FHLB rates. The Company has made it a practice to fund growth at times with FHLB borrowings if the rates were below the Company’s interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly but overall give the Company an excellent spread and funding rate. The first and second quarter transactions increased the Company’s contractual borrowings by $39.3 million from $51.9 million at year-end 2005. Management will continue to look for funding opportunities while operating in a rising rate environment. These were the only changes to our contractual obligations that would impact liquidity since the 2005 Form 10-K disclosure.

There have been no material changes in off-balance sheet arrangements that would impact liquidity since the 2005 Form 10-K disclosure.

Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors requirements and meets its customers credit needs.

CAPITAL RESOURCES

EVB’s strong capital position provides the resources and flexibility to support asset growth, to absorb potential losses and to expand the Company’s franchise when appropriate. The Company’s risk-based capital position at June 30, 2006 was $68.9 million, or 11.57% of risk-weighted assets, for Tier 1 capital and $75.7 million, or 12.72%, for total risk based capital. The risk-based capital position is up slightly in total dollars but the ratio itself is down slightly when compared to year end 2005, when the Company reported $66.6 million, or 12.04%, for Tier 1 risk based capital and $73.2 million, or 13.23%, for total risk based capital. The lower ratio is primarily impacted by the continued growth in risk-based assets.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. In addition, while the Company has reorganized and centralized many functions over the last year, it has maintained the control points that have been established. There was no negative change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which EVB and its subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 20, 2006. At this meeting, the shareholders approved the following proposal by the margins indicated:

To elect 10 directors to serve for terms of one year each expiring at the 2007 annual meeting of shareholders

	Number of Shares
	For	Withhold Authority
W. Rand Cook	3,774,160	72,978
F. L. Garrett, III	3,662,947	184,191
Ira C. Harris	3,768,810	78,328
F. Warren Haynie, Jr.	3,770,989	76,149
William L. Lewis	3,770,597	76,542
Charles R. Revere	3,772,695	74,443
Joe A. Shearin	3,773,855	73,283
Howard R. Straughan, Jr.	3,773,254	73,884
Leslie E. Taylor	3,745,070	102,068
J. T. Thompson, III	3,754,831	92,307

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

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: August 7, 2006

Exhibit Index

Exhibit	31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit	31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit	32.1—Section 906 Certification of Chief Executive Officer

Exhibit	32.2 – Section 906 Certification of Chief Financial Officer