Form 10-Q
period 2006-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2006-11-03
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2006 was 4,928,780.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30 2006 (unaudited)	December 31 2005 (audited)
Assets:
Cash and due from banks	$14,484	$21,516
Federal funds sold	1,009	—
Securities available for sale, at fair value	127,545	135,420
Loans, net of unearned income	637,133	574,085
Allowance for loan losses	(6,880)	(6,601)

Total loans, net	630,253	567,484
Deferred income taxes	2,857	2,820
Bank premises and equipment, net	16,261	15,147
Accrued interest receivable	3,913	3,583
Goodwill	5,725	5,725
Other assets	13,781	12,231

Total assets	$815,828	$763,926

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$102,437	$99,718
Interest-bearing deposits	539,720	528,625

Total deposits	642,157	628,343
Federal funds purchased	—	6,822
Federal Home Loan Bank advances	91,214	51,928
Trust preferred capital notes	10,310	10,310
Accrued interest payable	1,984	1,264
Other liabilities	4,702	3,385

Total liabilities	750,367	702,052

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 4,928,780 and 4,905,701, respectively	9,858	9,812
Retained earnings	57,450	53,838
Accumulated other comprehensive (loss), net	(1,847)	(1,776)

Total shareholders’ equity	65,461	61,874

Total liabilities and shareholders’ equity	$815,828	$763,926

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest and Dividend Income
Loans	$11,450	$9,426	$32,422	$27,112
Interest on investments
Taxable interest income	1,073	1,128	3,313	3,107
Tax exempt interest income	340	374	1,070	1,167
Dividends	155	28	287	119
Interest on federal funds sold	119	23	195	64

Total interest and dividend income	13,137	10,979	37,287	31,569

Interest Expense
Deposits	3,959	2,822	10,716	7,722
Federal funds purchased	3	17	81	55
Interest on FHLB advances	990	525	2,464	1,140
Interest on trust preferred debt	211	159	598	445

Total interest expense	5,163	3,523	13,859	9,362

Net interest income	7,974	7,456	23,428	22,207
Provision for Loan Losses	204	282	521	488

Net interest income after provision for loan losses	$7,770	$7,174	$22,907	$21,719
Other Income
Service charges and fees on deposit accounts	839	760	2,382	2,159
Gain on available for sale securities	5	103	36	224
Gain on sale of OREO or fixed assets	—	22	26	22
Other operating income	515	428	1,369	1,183

Total other income	1,359	1,313	3,813	3,588

Other Expenses
Salaries and benefits	3,634	3,522	10,958	10,655
Net occupancy expense of premises	991	982	2,948	2,727
Data processing	91	176	355	549
Consultant fees	108	150	549	694
Telephone	138	138	417	418
Marketing and advertising	249	126	741	355
Other operating expenses	1,182	1,050	3,361	3,149

Total other expenses	6,393	6,144	19,329	18,547

Income before income taxes	2,736	2,343	7,391	6,760
Income Tax Expense	767	656	2,070	1,853

Net income	$1,969	$1,687	$5,321	$4,907

Earnings per share, basic and assuming dilution	$0.40	$0.34	$1.08	$1.00
Dividends per share	$0.16	$0.15	$0.47	$0.45

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30
	2006	2005
Cash Flows from Operating Activities
Net income	$5,321	$4,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and investment amortization/accretion, net	1,712	2,473
Provision for loan losses	521	488
(Gain) realized on available for sale securities	(36)	(224)
(Gain) on sale of fully depreciated fixed assets	(26)	(22)
(Increase) in other assets	(1,878)	(322)
Increase in other liabilities	2,036	2,187

Net cash provided by operating activities	7,650	9,487
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	4,746	11,067
Proceeds from maturities, calls, and paydowns of securities	10,622	15,256
Purchase of debt securities	(6,375)	(34,625)
Purchase of restricted stock	(1,436)	(1,547)
Proceeds from sale of other real estate	—	256
Net increase in loans	(63,290)	(44,946)
Proceeds from sale of fixed assets	26	—
Purchases of bank premises and equipment	(2,580)	(1,511)

Net cash used in investing activities	(58,287)	(56,050)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(28,204)	(5,247)
Net increase in certificates of deposit	42,018	31,182
Issuance of common stock under dividend reinvestment plan	295	293
Stock based compensation	146	128
Director stock grant	191	125
Stock options exercised	13	—
Dividends declared	(2,309)	(2,200)
Decrease in federal funds purchased	(6,822)	(690)
Increase in FHLB advances	39,286	29,786

Net cash provided by financing activities	44,614	53,377

Increase (decrease) in cash and cash equivalents	(6,023)	6,814
Cash and cash equivalents
Beginning of period	21,516	17,797

End of period	$15,493	$24,611

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$13,139	$8,997
Income taxes	$2,834	$1,420
Loans transferred to other real estate owned	$—	$300

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (the “Company”) at September 30, 2006. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	The Company was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became wholly owned subsidiaries of the Company. The transaction was accounted for using the pooling-of-interest method of accounting. The Company opened its third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, Virginia. On April 24, 2006, the Company completed the conversion to a one-bank holding company by merging the three banking subsidiaries. The new bank began operating under the name “EVB” on April 24, 2006. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	The results of operations for the three and nine month periods ending September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

4.	The Company’s amortized cost and estimated fair values of securities at September 30, 2006 and December 31, 2005 were as follows:

(dollars in thousands)	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$31,839	$33	$605	$31,267
Mortgage-backed securities	30,552	2	850	29,704
State and political subdivisions	32,860	412	272	33,000
Corporate, CMO and other securities	28,738	39	1,557	27,220
Restricted securities	6,354	—	—	6,354

Total	$130,343	$486	$3,284	$127,545

(dollars in thousands)	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,849	$1	$549	$29,301
Mortgage-backed securities	36,010	23	811	35,222
State and political subdivisions	35,373	584	162	35,795
Corporate, CMO and other securities	31,959	36	1,812	30,183
Restricted securities	4,919	—	—	4,919

Total	$138,110	$644	$3,334	$135,420

At September 30, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

(dollars in thousands)	September 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
Obligations of U. S. Government agencies	$250	$—	$29,008	$605	$29,258	$605
Mortgage-backed securities	—	—	29,155	850	29,155	850
State and political subdivisions	5,276	170	3,822	102	9,098	272
Corporate, CMO’s and other securities	586	22	22,194	1,535	22,780	1,557

	$6,112	$192	$84,179	$3,092	$90,291	$3,284

Bonds with unrealized loss positions of less than 12 months duration at September 30, 2006 included 1 federal agency, 1 corporate bond and 13 municipal bonds. Securities with losses of one year or greater duration included 33 federal agencies, 40 mortgage-backed securities, 15 corporate bonds, 12 municipal bonds, 3 federal agency preferred stocks and 6 collateralized mortgage obligations “CMO’s”. The unrealized loss positions at September 30, 2006 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit Corporation contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of September 30, 2006, the Company held $3.30 million par value in GMAC bonds and $250 thousand par value in Ford Motor Credit Corporation bonds. These holdings are monitored regularly by the Company’s Chief Financial Officer and reported to the bank board on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, management has not recommended sale of the holdings.

At December 31, 2005, investments in an unrealized loss position that were temporarily impaired were as follows:

(dollars in thousands)	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
Obligations of U. S. Government agencies	$17,448	$255	$10,601	$294	$28,049	$549
Mortgage-backed securities	23,925	520	9,986	291	33,911	811
State and political subdivisions	7,566	53	3,120	109	10,686	162
Corporate, CMO’s and other securities	16,218	460	7,229	1,352	23,447	1,812

	$65,157	$1,288	$30,936	$2,046	$96,093	$3,334

5.	The Company’s loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) September 30 2006	(audited) December 31 2005	(unaudited) September 30 2005
Commercial, industrial and agricultural loans	$59,068	$55,732	$52,846
Residential real estate mortgage loans	278,791	263,191	258,502
Real estate construction loans	81,237	47,620	41,006
Commercial real estate loans	167,369	151,897	143,790
Consumer loans	50,582	55,680	60,681
All other loans	216	321	349

Total loans	637,263	574,441	557,174
Less unearned income	(130)	(356)	(499)

Total loans net of unearned discount	637,133	574,085	556,675
Less allowance for loan losses	(6,880)	(6,601)	(6,643)

Net loans	$630,253	$567,484	$550,032

The Company had $2.6 million in non-performing loans at September 30, 2006 that included $904 thousand in loans past due 90 days or more, but still accruing and $1.7 million in nonaccrual loans.

6.	The Company’s allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) September 30 2006	(audited) December 31 2005	(unaudited) September 30 2005
Balance January 1	$6,601	$6,676	$6,676
Provision charged against income	521	552	488
Recoveries of loans charged off	369	491	359
Loans charged off	(611)	(1,118)	(880)

Balance at end of period	$6,880	$6,601	$6,643

Following is a summary pertaining to impaired loans:

	September 30 2006	December 31 2005
	(in thousands)
Impaired loans for which an allowance has been provided	$9,880	$14,293

Allowance related to impaired loans	$1,468	$1,849

Average balance of impaired loans	$13,601	$17,175

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $812 thousand and $772 thousand at September 30, 2006 and December 31, 2005, respectively.

7.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. The Company utilizes FHLB borrowings for two purposes (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) September 30 2006	(audited) December 31 2005	(unaudited) September 30 2005
Amortizing advances	$5,714	$6,428	$7,143
Convertible advances	85,500	45,500	45,500

Total advances	$91,214	$51,928	$52,643

The table presented below shows the maturities and potential call dates of FHLB advances. All but $5.7 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2006	$714	3.15%	$5,000	5.92%
2007	1,428	3.15%	57,000	4.00%
2008	1,429	3.15%	10,000	4.85%
2010	16,429	4.31%	13,500	3.87%
2011	10,714	4.89%	—
2012	5,000	4.68%	—
2015	20,500	3.78%	—
2016	35,000	4.04%	—

Total	$91,214	4.13%	$85,500	4.19%

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three and nine month periods ending September 30, 2006 and September 30, 2005.

	Three Months Ended
	September 30, 2006		September 30, 2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,923,556	$0.40	4,897,641	$0.34
Effect of dilutive securities, stock options	5,853	0.00	5,034	0.00

Diluted earnings per share	4,929,409	$0.40	4,902,675	$0.34

	Nine Months Ended
	September 30, 2006		September 30, 2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,914,795	$1.08	4,889,870	$1.00
Effect of dilutive securities, stock options	6,456	0.00	10,188	0.00

Diluted earnings per share	4,921,251	$1.08	4,900,058	$1.00

As of September 30, 2006 and 2005, respectively, options to acquire 128,012 shares and 89,862 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

9.	On September 21, 2000, The Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the Company’s 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to the 400,000 original shares of common stock.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend rate:	2.76%	2.78%	2.81%
Price Volatility:	23.61%	24.99%	23.07%
Risk-free interest rate:	4.13%	4.95%	4.69%
Expected life:	10 Years	10 Years	10 Years

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the award. There were no options granted, in the nine months ended September 30, 2006, while there were 825 shares exercised and 5,025 shares forfeited during the second quarter and 1,000 shares forfeited during the third quarter and no forfeitures during the first quarter of 2006.

The Company granted stock options for the first time in the second quarter of 2002, and in the fourth quarter of the same year adopted a policy to expense stock options.

Included within salaries and benefits for the three and nine months ended September 30, 2006 was stock -based compensation expense of $47 thousand and $146 thousand, compared to $53 thousand and $128 thousand for the three and nine month periods ended September 30, 2005, respectively. All options currently vesting are qualified options in which the Company does not receive a tax deduction.

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The Money Options (in thousands)
Options outstanding January 1	159,807	$21.18	8.4	$231
Granted	—
Exercised	(825)	16.10
Forfeited	(6,025)	21.19

Options outstanding September 30	152,957	21.21	7.6	212

Options exercisable September 30	24,945	16.10	5.5	126

Subsequent to the date of this Form 10-Q, the Company issued on October 1, 2006, qualified options for 60,875 shares at an exercise price of $21.16 per share, vesting in 4 years on October 1, 2010.

10.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$350	$274	$1,050	$822
Interest cost	179	147	537	441
Expected return on plan assets	(163)	(129)	(489)	(387)
Amortization of prior service cost	5	5	15	15
Amortization of net obligation at transition	1	1	3	3
Recognized net actuarial loss	33	29	99	87

Net periodic benefit cost	$405	$327	$1,215	$981

The Company made its required 2006 fiscal year contribution to the pension plan in December 2005 in the amount of $1.31 million. The Company anticipates that it will make its 2007 contribution in December 2006. The pension plan has a fiscal year ending September 30, providing the Company flexibility as to the calendar year in which it makes pension plan contributions. The Company estimates that its 2006 contribution to the Plan will be approximately $1.62 million.

11.	In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect adoption of SAB No. 108 to have a material impact on its operations or financial results.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, SFAS 156 permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS No. 158 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of the Interpretation No. 48 of SFAS 159 to have a material impact on its financial statements.

12.	The following table displays detail of comprehensive income for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2006	2005	2006	2005
Net income	$1,969	$1,687	$5,321	$4,907
Unrealized gains (losses) on securities available for sale, net of tax expense	1,931	(785)	(47)	(1,446)
Less: reclassification adjustment, net of tax	(3)	(68)	(24)	(148)

Total comprehensive income	$3,897	$834	$5,250	$3,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial information is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2005. Operating results include those of the Company and subsidiaries combined for all periods presented.

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

EXECUTIVE OVERVIEW

Net income for the quarter ended September 30, 2006 was $2.0 million, an increase of $282 thousand from third quarter 2005 net income of $1.7 million. This increase is the result of increases in both net interest income and noninterest income that exceeded the increase in noninterest expense. Year-to-date, net income is up $414 thousand or 8.4%, compared to the nine months ended September 30, 2005, impacted significantly by nonrecurring expenses in the first five months of 2006 related to the April merger of the subsidiary banks. Net interest income increased $518 thousand for the quarter ended September 30, 2006, compared to the same period in 2005. This increase was the result of strong loan growth that increased interest income on loans by $2.0 million and an increase in investment income on the securities portfolio of $134 thousand, compared to the third quarter of last year. These increases were largely offset by increases in funding expenses, which increased $1.6 million compared to the same period last year. Core earnings (net income excluding realized gains on sale of securities and sale of fixed assets) were up $362 thousand or 22.6% over the third quarter of 2005 and up $535 thousand or 11.3% over the nine months ended September 30, 2005. A table showing the calculation of core earnings follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net Income	$1,969	$1,687	$5,321	$4,907
Less: realized gains, net of tax:
Sale of AFS securities	3	68	24	148
Sale of fixed assets and OREO	—	15	17	14

	3	83	41	162

Core Earnings	$1,966	$1,604	$5,280	$4,745

A flat to sometimes-inverted yield curve has contributed to higher interest rates on deposits and increased borrowings to fund loan growth. To address the challenging deposit environment, late in the quarter the Company introduced a core deposit product unique to its market. “Reward Checking” is a free checking product that offers a high interest rate to checking customers who use our technology, including direct deposit, debit card transactions, electronic statements and internet banking. The initial results in producing new deposit customers have exceeded expectations. This product is not only service charge free, but also refunds out-of-network ATM fees. With Reward Checking, the customer will enjoy all the benefits of free checking including a free Visa® check card, unlimited check-writing privileges and no minimum balance requirements as well as no service charge. A $100 minimum opening deposit is required and technology utilization standards must be met each month to earn the monthly interest.

Total assets at September 30, 2006 were $815.8 million, up $60.6 million, or 8.0%, from $755.2 million at September 30, 2005 and up $51.9 million, or 6.8%, from $763.9 million at December 31, 2005. For the quarter, total assets averaged $805.5 million, 8.4% above the third quarter 2005 average of $743.2 million. Total loans, net of unearned income, amounted to $637.1 million at September 30, 2006, an increase of $80.4 million, or 14.4%, from $556.7 million at September 30, 2005, and an increase of $63.0 million, or 11.0%, from $574.1 million at December 31, 2005.

Net loans as a percent of total assets were 77.3% at September 30, 2006, as compared to 72.8% at September 30, 2005 and 74.3% at 2005 year-end. Loan demand continues to be strong at a time when deposit growth is challenging.

At September 30, 2006, the investment portfolio totaled $127.5 million, down $13.1 million from $140.7 million at September 30, 2005 and down $7.9 million, or 5.8%, from $135.4 million at December 31, 2005. The decrease in the investment portfolio is primarily related to using investment portfolio cash flow to fund loan growth. Most of the funds that are invested in the investment portfolio are used to help to balance interest rate risk and to provide liquidity. There were $1.0 million of federal funds sold at September 30, 2006, while there were no federal funds sold at either September 30, 2005 or at December 31, 2005. The Company was in a federal funds purchased position of $6.8 million at December 31, 2005.

Total deposits of $642.2 million at September 30, 2006 represented an increase of $26.3 million, or 4.3%, from $615.8 million one year ago and an increase of $13.8 million, or 2.2%, from $628.3 million at December 31, 2005. The Company offers attractive, yet competitive, rates to maintain a strong stable deposit base. However, the cost of deposits has continued to rise in step with the Federal Reserve rate discount rate increases. At September 30, 2006, noninterest-bearing demand deposits were up $3.5 million or 3.6% and $2.7 million or 2.7%, compared to September 30, 2005 and December 31, 2005, respectively. For the same periods, interest-bearing deposits were up $22.8 million, or 4.4%, and up $11.1 million, or 2.1%, respectively. Interest expense has increased as higher-cost certificates of deposit have grown $42.2 million year-to-date while non-maturity interest-bearing and non interest-bearing deposits have decreased $28.2 million.

FHLB borrowings at September 30, 2006 totaled $91.2 million, a $38.6 million, or 73.3% increase over $52.6 million at September 30, 2005 and $39.3 million or 75.7% over $51.9 million at December 31, 2005. This change reflects management’s continued strategy to take advantage of interest rate spreads that benefit the Company by locking in the interest rate spread over the life of the liability. With loan demand outpacing deposit growth, management believes that this is a reasonable approach to control funding costs.

FASB Statement No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets and was ($1.8 million) at September 30, 2006, a loss increase of $850 thousand from ($997 thousand) at September 30, 2005 and a loss increase of $71 thousand from ($1.8 million) at December 31, 2005. The unrealized loss position improved $1.9 million during the quarter ended September 30, 2006 to ($1.8 million) from ($3.8 million) at June 30, 2006. The unrealized (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

Net income increased 16.7% to $2.0 million for the three months ended September 30, 2006, compared to $1.7 million for the same period in 2005. Diluted earnings per share increased 17.6% to $0.40 for the third quarter of 2006, compared to $0.34 for the same quarter in 2005. Net interest income increased $518 thousand for the quarter ended September 30, 2006, when compared to the same period in 2005. This third quarter increase in net interest income was the result of higher earnings on the loan portfolio, an increase in the loan portfolio balances and an increase in investment income, offset by an increase in funding costs. The loan loss provision of $204 thousand for the quarter was down $78 thousand from $282 thousand in the third quarter of 2005, primarily due to a decline in potential problem loans and non performing assets. Noninterest income, excluding securities gains, was up $144 thousand, or 11.9%, for the quarter when compared to the same period in 2005. This increase comes from a $79 thousand or 10.4% increase in service charge income, resulting from a higher volume of deposit accounts coupled with a checking account overdraft fee increase and a $65 thousand or 14.4% increase in other noninterest income as the investment and mortgage functions had higher income than for the period ended September 30, 2005. Net gains on securities sales of $5 thousand for the quarter were down $98 thousand compared to $103 thousand in the third quarter of 2005.

Noninterest expense for the three months ended September 30, 2006 was up $249 thousand or 4.1% to $6.4 million compared to $6.1 million for the third quarter of 2005. Salaries and benefits were up $112 thousand or 3.2%, most of which is related to a $78 thousand increase in pension expense; occupancy expense was essentially flat at $991 thousand compared to $982 thousand in the third quarter of 2005. Other expenses increased $128 thousand with $123 thousand of that increase representing marketing expenses related to merger of the three banks to create EVB in April 2006. Net income for the nine months ended September 30, 2006 was up $414 thousand or 8.4%, as the increases in the second and third quarter were partially offset by a 7.2% decrease in the first quarter of this year, from first quarter 2005. Year-to-date net interest income is up $1.2 million or 5.5%. The provision for loan losses is up $33 thousand, related completely to growth in the loan portfolio.

Noninterest income excluding securities gains, was up $413 thousand or 12.3%; realized gains on securities sales were down $188 thousand; salaries and benefits were up $303 thousand or 2.8%, $234 thousand of which was the pension expense increase; occupancy and equipment expense was up $221 thousand or 8.1% primarily due to additional space leased at the Glenns office in mid 2005; and marketing expense related to the merger of the three banks and the EVB name roll out was up $386 thousand. Consultant fees were down $145 thousand or 20.9% and data processing expense was down $194 thousand or 35.3% as he Company began to realize some of the benefits of the second quarter merger of the banks.

Return on average assets increased to 0.97% for the three months ended September 30, 2006, compared to 0.90% in the third quarter of 2005. Return on average equity increased to 12.21% for the third quarter, compared to 10.85% for the quarter ended September 30, 2005. Return on average assets and return on average equity for the first nine months of 2006 were 0.90% and 11.29%, respectively, compared to 0.92% and 10.83% for the same period in 2005.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $8.1 million for the quarter, a $503 thousand increase over the third quarter of 2005. Average earning assets for the quarter ended September 30, 2006 increased 9.8% to $757.1 million compared to $689.6 million for the same quarter of 2005. Average loans increased 14.2%, average securities decreased 11.3% and average federal funds sold increased 241.7% when comparing the third quarter of 2006 to the same period in 2005. The fully tax equivalent net interest margin for the three-month period ended September 30, 2006 was 4.26% compared to 4.38% for the quarter ended September 30, 2005. For the quarter, the yield on earning assets was up 55 basis points and the cost of interest bearing liabilities was up 82 basis points, narrowing the spread between the yield on earning assets and the cost of funds. The Company’s increase in funding costs is more specifically related to year-to-date movement of $28.2 million of deposits from low cost non-maturity deposits to higher cost certificates of deposit, $9.4 million of which occurred in the third quarter. The narrower spread reflects intense competition in loan pricing even as the cost of funding is increasing.

The increases in both earning asset yield and funds cost are the result of discount rate increases by the Federal Open Market Committee in the first half of 2006. The resulting flat to inverted yield curve created a much more competitive rate environment that has increased the cost of funds by a greater extent than the increased income from earning assets.

Net interest income on a fully tax equivalent basis totaled $23.9 million for the first nine months of 2006, a $1.2 million increase over The Company’s performance for the first nine months of 2005. Average earning assets for the nine months ended September 30, 2006 increased 11.5% to $738.9 million, compared to $662.7 million for the first nine months of 2005. Average loans increased 14.2%, average securities decreased 0.9% and average federal funds sold increased 75.7% when comparing the first nine months of 2006 to the same period in 2005. The fully tax equivalent net interest margin for the nine month period ended September 30, 2006 was 4.32% compared to 4.56% for the year ended 2005 and 4.58% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the yield on earning assets was up 36 basis points and the cost of interest bearing liabilities was up 75 basis points, narrowing the spread between the yield on earning assets and the cost of funds as compared to the first nine months of 2005.

Tables that disclose fully tax equivalent net interest income calculations for the quarter and nine months ended September 30, 2006 and 2005 follow.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended September 30
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$92,991	$1,229	5.24%	$105,245	$1,156	4.36%
Tax exempt (1)	32,930	489	5.89%	36,710	539	5.83%

Total securities	125,921	1,718	5.41%	141,955	1,695	4.74%
Federal funds sold	8,866	119	5.33%	2,595	23	3.52%
Loans, net of unearned income (2)	622,343	11,450	7.30%	545,056	9,426	6.86%

Total earning assets	757,130	13,287	6.96%	689,606	11,144	6.41%
Less allowance for loan losses	(6,870)			(6,575)
Total non-earning assets	55,234			60,178

Total assets	$805,494			$743,209

Liabilities & Shareholders' Equity:
Interest bearing deposits
Checking	$77,532	$74	0.38%	$78,014	$96	0.49%
Savings	96,598	300	1.23%	119,457	347	1.15%
Money market savings	44,699	266	2.36%	50,468	165	1.30%
Large dollar certificates of deposit (3)	105,424	1,187	4.47%	85,524	765	3.55%
Consumer certificates of deposit	208,372	2,132	4.06%	181,219	1,449	3.17%

Total interest-bearing deposits	532,625	3,959	2.95%	514,682	2,822	2.18%
Fed funds purchased	134	2	5.92%	1,672	17	4.03%
Other borrowings	100,593	1,202	4.74%	62,953	684	4.31%

Total interest-bearing liabilities	633,352	5,163	3.23%	579,307	3,523	2.41%
Noninterest-bearing liabilities
Demand deposits	100,594			95,908
Other liabilities	7,563			6,308

Total liabilites	741,509			681,523
Shareholders’ equity	63,985			61,686

Total liabilities and shareholders' equity	$805,494			$743,209

Net interest income		$8,124			$7,621

Interest rate spread (4)			3.73%			4.00%
Interest expense as a percent of average earning assets			2.71%			2.03%
Net interest margin (5)			4.26%			4.38%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Nine Months Ended September 30
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$95,654	$3,600	5.03%	$93,641	$3,226	4.61%
Tax exempt (1)	34,600	1,541	5.95%	37,817	1,680	5.94%

Total securities	130,254	5,141	5.28%	131,458	4,906	4.99%
Federal funds sold	5,146	195	5.07%	2,929	64	2.92%
Loans, net of unearned income (2)	603,467	32,422	7.18%	528,290	27,112	6.86%

Total earning assets	738,867	37,758	6.83%	662,677	32,082	6.47%
Less allowance for loan losses	(6,759)			(6,596)
Total non-earning assets	56,080			59,259

Total assets	$788,188			$715,340

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$78,683	$218	0.37%	$77,558	$296	0.51%
Savings	103,047	966	1.25%	124,685	969	1.04%
Money market savings	46,252	690	1.99%	52,297	422	1.08%
Large dollar certificates of deposit (3)	100,134	3,138	4.19%	76,647	1,976	3.45%
Consumer certificates of deposit	200,544	5,704	3.80%	176,518	4,059	3.07%

Total interest-bearing deposits	528,660	10,716	2.71%	507,705	7,722	2.03%
Fed funds purchased	2,243	81	4.83%	2,234	55	3.29%
Other borrowings	89,825	3,062	4.56%	48,034	1,585	4.41%

Total interest-bearing liabilities	620,728	13,859	2.99%	557,973	9,362	2.24%
Noninterest-bearing liabilities
Demand deposits	98,094			91,364
Other liabilities	6,348			5,415

Total liabilites	725,170			654,752
Shareholders’ equity	63,018			60,588

Total liabilities and shareholders’ equity	$788,188			$715,340

Net interest income		$23,899			$22,720

Interest rate spread (4)			3.84%			4.23%
Interest expense as a percent of average earning assets			2.51%			1.89%
Net interest margin (5)			4.32%			4.58%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%,expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income, excluding net realized gains on securities sales, was $1.4 million for the third quarter of 2006, compared to $1.2 million for the same quarter in 2005. Net realized gain on called or sold securities was $5 thousand for the three months ended September 30, 2006, compared to $103 thousand for the same period of 2005. Service charges on deposit accounts were $839 thousand for the quarter, compared to $760 thousand for the comparable period in 2005. Other operating income increased to $515 thousand for the quarter, compared to $428 thousand for the three months ended September 30, 2005.

For the nine-month period ended September 30, 2006, noninterest income, excluding net realized gains on securities sales, was $3.8 million, compared to $3.4 million in the prior year. Net realized gains on called or sold securities was $36 thousand for the first nine months of 2006, compared to $224 thousand for the same period in 2005. Service charges on deposit accounts were up $223 thousand and other operating income was up $186 thousand, both on a 2006 year-to-date basis, compared to the same period in 2005. Service charge increases were from a combination of a larger deposit base and a fee increase for checking account overdrafts. Other operating income increases were primarily from EVB Investments income up $76 thousand and EVB Mortgage income up $62 thousand, both on a year-to-date basis.

Noninterest Expense

Total noninterest expense increased $249 thousand, or 4.1%, from $6.1 million for the third quarter of 2005 to $6.4 million in the three months ended September 30, 2006. The increase in noninterest expense was the result of overall growth of the Company and one-time expenses related to the merger of our bank subsidiaries. The expense increases included $123 thousand in marketing, partially offset by decreases in data processing, consultant fees and telephone. Given the heavy marketing and operational expenses in the quarter related to the merger of our bank subsidiaries and promotion of the image of the resulting bank “EVB”, management is pleased with the control of noninterest expense.

Total salary and benefits expense of $3.6 million in the third quarter of 2006 represented an increase of $112 thousand, or 3.2%, compared to the third quarter of 2005. Increased pension cost accounted for $78 thousand or 70% of the salary and benefit increase for the quarter. Net occupancy and equipment expense was flat when compared to the quarter ended September 30, 2005.

All other noninterest expenses increased $128 thousand to $1.8 million for the third quarter of 2006 from $1.6 million for the same period in 2005, primarily the result of an increase in marketing/advertising of $123 thousand as the Company incurred such expenses to promote the EVB name and corporate image. Consulting fees, data processing, postage and director fees decreased, compared to the third quarter of 2005 while supplies and printing, ATM processing expense and bank franchise tax increased with most of the changes related to one-time expenses related to one-time expenses related to the merger of the three banks.

For the nine-month period ended September 30, 2006, noninterest expense was up 4.2% to $19.3 million, compared to $18.5 million for the same period in 2005. Expense increases have been incurred as follows: salaries and benefits up $303 thousand or 2.8%, occupancy and equipment up $221 thousand or 8.1% and marketing/advertising up $386 thousand or 109%. Material expense decreases year-to-date included data processing, down $194 thousand, and consultant fees, down $145 thousand. Both the expense increases and decreases were primarily related to the merger of our subsidiary banks. Excluding year-to-date expenses related to the subsidiary banks’ merger, management believes that noninterest expense would be relatively flat when compared to the prior year.

Income Taxes

Income tax expense for the quarter ended September 30, 2006 was $767 thousand, compared to $656 thousand for the same period in 2005. Income taxes reflected an effective tax rate of 28.0% for the third quarter of both 2006 and 2005. For the nine months ended September 30, income tax expense was $2.1 million for 2006, compared to $1.9 million in the prior year, an effective tax rate of 28.01% and 27.41%, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties, were $2.6 million at September 30, 2006; $2.5 million at December 31, 2005 and $4.2 million at September 30, 2005. Nonperforming assets are comprised largely (89.9%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $116 thousand for the quarter and $242 thousand year-to-date representing an annualized ratio of net charge-offs to total average loans, net of unearned income, of 0.07% for the quarter and 0.05% for the nine months ended September 30, 2006. Net charge-offs for the third quarter of 2005 and the first nine months of 2005 were $97 thousand and $521 thousand, respectively, with an annualized ratio of net charge-offs of 0.07% for the quarter, and 0.13% for the nine month period. Full year 2005 net charge-offs were $627 thousand, or 0.12% of average loans. The 0.40% ratio of nonperforming loans to total loans at September 30, 2006 was down from 0.44% at December 31, 2005 and down from 0.76% at September 30, 2005. This decrease results from improved loan quality with a significant decrease in impaired and nonperforming loans.

The allowance for loan losses of $6.9 million at September 30, 2006 was up moderately when compared to $6.6 million at both September 30, 2005 and December 31, 2005. The allowance was up $279 thousand from year-end and up $237 thousand compared to September 30, 2005. This reasonably flat balance in the allowance reflects strong asset quality over the past year as increases to the provision reflected the inherent strength of new loans as well as a decline in potential problem loans and their associated specific reserves. The ratio of allowance for loan losses to total loans was 1.08% at September 30, 2006, compared to 1.15% at 2005 year-end and 1.19% at September 30, 2005. The allowance for loans losses at September 30, 2006 included $1.5 million of specific potential problem loan reserves.

At September 30, 2006, the Company reported $9.9 million in potential problem loans, a decrease of $4.4 million from $14.3 million at December 31, 2005. The average balance of potential problem loans for the three months ended September 30, 2006 was $12.1 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	September 30 2006	December 31 2005	September 30 2005

Nonaccrual loans	$1,653	$884	$2,600
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	906	1,655	1,555

Total nonperforming loans	$2,559	$2,539	$4,155
Other real estate owned	—	—	65

Total nonperforming assets	$2,559	$2,539	$4,220
Nonperforming assets to total loans and other real estate	0.40%	0.44%	0.76%
Allowance for loan losses to nonaccrual loans	416.21%	746.72%	255.50%
Allowance for loan losses to nonperforming assets	268.86%	259.98%	157.42%
Net charge-offs to average loans for the year	0.05%	0.12%	0.13%
Allowance for loan losses to period end loans	1.08%	1.15%	1.19%

LIQUIDITY

Liquidity represents the Company’s ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet its liquidity needs, the Company maintains cash reserves and has an adequate flow of funds from maturing loans, securities and short-term investments. In addition, the Company’s subsidiary bank maintains borrowing arrangements with major regional banks and with the Federal Home Loan Bank. Management considers its sources of liquidity to be sufficient to meet its estimated liquidity needs.

While there were no FHLB borrowings during the third quarter, in the first six months of 2006, the Company borrowed an additional $45 million from the FHLB to fund loan growth and match the loan growth to rates lower than the current certificate of deposit rates. This continues a strategy that began during the first half of 2005 when The Company entered into three transactions with the FHLB in order to fund loan growth and take advantage of interest spreads between The Company’s deposit interest rates and the FHLB rates. The Company has made it a practice to fund growth at times with FHLB borrowings if the rates were below the Company’s interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly but overall give the Company an acceptable spread and funding rate. The first and second quarter transactions increased the Company’s contractual borrowings by $39.3 million from $51.9 million at year-end 2005. The Company has relied on FHLB borrowing to support its growth at times in the past. The Company will continue to evaluate funding opportunities as necessary to support future growth. These were the only changes to our contractual obligations that would impact liquidity since the 2005 Form 10-K disclosure. At September 30, 2006, The Company had immediate available credit with the FHLB of $78.9 million and with nonaffiliated banks of $20 million.

There have been no material changes in off-balance sheet arrangements that would impact liquidity since the 2005 Form 10-K disclosure.

Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meets its customers’ credit needs.

CAPITAL RESOURCES

The Company’s risk-based capital position at September 30, 2006 was $70.5 million, or 11.19% of risk-weighted assets, for Tier 1 capital and $77.3 million, or 12.28%, for total risk based capital. The risk-based capital position is up slightly in total dollars but the ratio itself is down slightly when compared to year end 2005, when the Company reported $66.6 million, or 12.04%, for Tier 1 risk based capital and $73.2 million, or 13.23%, for total risk based capital. The lower ratio is primarily impacted by the continued growth in risk-based assets.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “The Company expects,” “The Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to:

•	Interest rate fluctuations and the Company’s ability to successfully manage that risk

•	Risk inherent in making loans such as repayment risks and fluctuating collateral values

•	Funding cost in an increasingly competitive environment

•	Risk inherent in the investment portfolio which comprises approximately 15.6% of the Company’s total assets

•	Changes in general economic and business conditions

•	Competition within and from outside the banking industry

•	Maintaining capital levels adequate to support the Company’s growth

•	The ability to successfully manage the Company’s growth or implement its growth strategies if the Company is unable to identify attractive markets, locations or opportunities to expand in the future

•	Reliance on the Company’s management team, including its ability to attract and retain key personnel

•	New products and services in the banking industry

•	Problems with technology utilized by the Company

•	Changing trends in customer profiles

•	Integration of newly acquired branches or businesses, including maintaining cost controls and asset quality

•	Changes in laws and regulations applicable to the Company

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. In addition, while the Company has reorganized and centralized many functions over the last year, it has maintained the control points that have been established. There was no negative change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that the merger of its subsidiary banks will have a positive impact on internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which the Company and its subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

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

Date: October 31, 2006

Exhibit Index

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer
Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer