Form 10-K
period 2006-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2007-03-12
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Hospital Road, Tappahannock, Virginia	22560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 443-8423

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2 Par Value	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $108.6 million.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2007 was 6,087,794.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2007 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2006

PART I

Item 1.	Business

General

Eastern Virginia Bankshares, Inc. (“the Company”, “our Company”, “we”, “our” or us”) is a bank holding company headquartered in Tappahannock, Virginia (45 miles northeast of Richmond, Virginia). Through our wholly-owned bank subsidiary, EVB, we operate 22 full service branches in eastern Virginia. EVB is a community bank targeting small to medium-sized businesses and consumers in our traditional coastal plain markets and the emerging suburbs outside of the Richmond and Greater Tidewater areas.

We provide a broad range of personal and commercial banking services including commercial, consumer and real estate loans. We complement our lending operations with an array of retail and commercial deposit products and fee-based services. Our services are delivered locally by well-trained and experienced bankers, whom we empower to make decisions at the local level so that they can provide timely lending decisions and respond promptly to customer inquiries. We believe that, by offering our customers personalized service and a breadth of products, we can compete effectively as we expand within our existing markets and into new markets.

Until April 2006, we operated as an affiliation of three separate community banks. Two of the banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. Seeking to accelerate our growth in a higher growth adjacent market, we started a de novo bank, Hanover Bank, in 2000. At the beginning of 2003, we launched our Standards of Excellence Engagement. The first phase created a risk management department, consolidated human resources and standardized operations to identify best practices and implement uniformity throughout our company. The second phase, completed in 2005, centralized asset/liability management, accounting, and loan and deposit operations. In April 2006, we completed the final phase of the Standards of Excellence Engagement when our three subsidiary banks merged and the surviving bank was rebranded as EVB. In addition to $500,000 of anticipated annual cost savings, we expect to realize other significant benefits from the Standards of Excellence Engagement, including increased customer convenience, more efficient marketing campaigns, fewer regulatory exams and a larger legal lending limit.

While much of our attention has been focused on the Standards of Excellence Engagement over the past three years, we have been able to significantly improve our operations and grow concurrently. Specifically, from December 31, 2001 to December 31, 2006, we have:

•	increased our total assets from $467.3 million to $851.4 million;

•	increased our total loans from $348.0 million to $650.5 million;

•	increased our total deposits from $408.2 million to $654.0 million; and

•	expanded our branch network from 16 to 22 locations.

EVB Financial Services, Inc., a wholly owned subsidiary of EVB, has a 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, LLC. The mortgage company operates with a partner in generating various real estate loans for sale in the mortgage loan markets, earning interest and fees from these loans prior to sale while retaining no servicing rights after the sale. For a fee, EVB Investments Inc. provides securities, brokerage and investment advisory services through its sales force and its 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. The bank also has a 75% ownership interest in EVB Title, LLC, an 8% ownership interest in Bankers Title of Fredericksburg, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC and Bankers Title, LLC sell title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. Through these investments, we are able to augment our fee income by providing financial products and services that are complementary to traditional banking products. These investments give us and our customers access to experienced professionals while we avoid making large investments to develop these capabilities internally.

Recent Developments

In November 2005, we announced plans to consolidate the three existing banks into a one-bank holding company. In April 2006, we completed the one bank organization and are pleased with the results as seen by our performance over the second half of 2006.

In December 2006, we relocated our leased Airpark branch in Hanover County to a new company owned location about a quarter mile away. This new location provides better facilities to service the customer, better accessibility and room for commercial officers to enhance our loan growth in the county.

In December 2006, we also completed a stock offering to raise capital. This raised over $23.5 million in net new capital that the Company plans to use for growth.

Available Information

We maintain an Internet website at www.bankevb.com which contains information relating to us and our business. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of our Audit Committee Charter, Nominating Committee Charter and Code of Conduct are available upon written request to our Corporate Secretary.

Employees

As of December 31, 2006, we employed 296 full-time equivalent employees. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the financial services industry. We believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements. We believe relations with our employees are excellent.

Market Areas and Growth Strategy

We currently conduct business through 22 branches. Our markets are located east of Interstate 95 and extend from northeast of Richmond to the Chesapeake Bay in central and southeastern Virginia. We divide our market area into four regions: Northern Neck, Middle Peninsula, Central (suburbs of Richmond) and Southern.

Our Northern Neck and Middle Peninsula regions are in the eastern coastal plain of Virginia, often referred to as River Country. According to the Virginia Economic Development Partnership, the region’s industries have traditionally been associated with abundant natural resources that include five rivers and the Chesapeake Bay. The diversified economy includes seafood harvesting, light manufacturing, agriculture, leisure marine services and service sectors dedicated to many upscale retirement communities.

Our Central region is currently comprised of Hanover, King William and Caroline counties, which are emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and 86 miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting.

Our Southern region is comprised of Surry, Sussex, and Southampton counties. The region lies approximately 50 miles southeast of Richmond and is adjacent to the Greater Tidewater area. The port of Hampton Roads is approximately 50 miles to the east of our Southern region. The region’s close proximity to major military, naval and research centers and transportation infrastructure make this an attractive location for contractors, service and manufacturing companies.

According to Environmental Systems Research, Inc., the projected population growth from 2006 to 2011 in our banking markets

(deposit-weighted by county) is 7.3%, compared to 6.7% for the entire United States. According to Federal Deposit Insurance Corporation data as of June 30, 2006, we ranked second among financial institutions with approximately 17.4% of the total deposits in our counties of operation. According to this data, our deposit market share by county was:

• Northumberland County	68.6%
• Surry County	68.7%
• Middlesex County	43.8%
• Essex County	38.4%
• Sussex County	27.6%
• Southampton County	22.1%
• King William County	24.1%
• Gloucester County	6.8%
• Caroline County	7.9%
• Hanover County	6.7%
• Lancaster County	3.6%

Business Strategy

Owing to our nearly 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the projected population growth of these markets, we expanded in Hanover, Gloucester, and King William Counties to target the even higher growth emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Central region. We anticipate that we will gain market share in each of our regions, as our branches mature and we take advantage of opportunities for branch acquisitions and de novo growth.

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of the broad range of products and services and high level of service that we provide. Our business plan is to capitalize on this opportunity by further developing our branch network in our existing markets and augmenting our market area by expanding to the counties near the urban markets of Richmond and Greater Tidewater. We intend not only to build upon existing relationships, but also to create new relationships and expand into new markets by opening loan production offices, de novo branch expansion, branch acquisitions or potential whole bank acquisitions that meet our strategic and financial criteria.

Competition

We face significant competition for loans and deposits based on the particular markets of operation, which can range from a small rural town to part of an urban market. Competition for loans, our primary source of income, comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2006 data published by the Federal Deposit Insurance Corporation, the most recent date for which such data is available, EVB held the largest deposit share among its competitors in Middlesex, Northumberland and Surry Counties. EVB also had a strong deposit share in Essex, King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Gloucester and Hanover Counties. Our primary competition is other community banks in Essex, King William, Lancaster and Northampton Counties, while we compete with both community banks and large regional banks in Caroline, Gloucester, Hanover, Middlesex, Southampton, Surry and Sussex Counties.

Additional information with respect to our deposit market share by county is included in “—Market Areas and Growth Strategy” above.

Credit Policies

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased, depending on various factors. The risks associated with real estate mortgage loans, commercial loans and consumer loans vary based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction. In an effort to manage these risks, we have loan amount approval limits for individual loan officers based on their position and level of experience.

We have written policies and procedures to help manage credit risk. We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies.

Our loan approval process includes our management loan committee, directors loan committee and, for larger loans, the board of directors. Our Chief Credit Officer is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by management. Our board of directors establishes our total lending limit.

Loan Originations

Residential real estate loan originations come primarily from walk-in customers, real estate brokers and builders, and through referrals from EVB Mortgage, LLC. Adjustable rate loans and other loans that cannot be sold in the secondary mortgage market, but that meet our underwriting guidelines, are referred to us by EVB Mortgage, LLC. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from current customers. We may also purchase loan participations from other community banks in Virginia.

Our loan officers, as part of the application process, review all loan applications. Information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow available for debt service. Loan quality is analyzed based on our experience and credit underwriting guidelines as well as the guidelines used by an independent third party loan review firm based on the type of loan. Real estate collateral is appraised by independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification and based on the lender’s experience with these appraisers.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2006, commitments to extend credit totaled $94.2 million.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2006, construction, land acquisition and land development loans outstanding were $85.9 million, or 13.2% of total loans. These loans are concentrated in our local markets. The average life of a construction loan is less than one year. Because the interest rate charged on these loans usually floats with the market, the rates charged assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of its borrowers. We also obtain a first lien on the property as security for its construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2006, commercial loans totaled $59.9 million, or 9.2% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in our market area include commercial buildings and offices, recreational facilities, small shopping centers and churches, and other secured commercial real estate loans. At December 31, 2006, commercial real estate loans totaled $164.9 million, or 25.4% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise our total largest loan category. At December 31, 2006, this category of mortgage loans accounted for $288.1 million, or 44.3% of our total loan portfolio. Security for the majority of our residential lending is in the form of owner occupied one-to-four-family dwellings. Adjustable rate loans are $142.2 million of the residential real estate portfolio and are primarily 3-year adjustable rate mortgages.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2006, we had consumer loans, net of unearned interest, of $51.4 million or 7.9% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area. Most of the consumer loans are made at fixed rates.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as us, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

The underwriting standards we employ to mitigate the risk for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Supervision and Regulation

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission. As an Exchange Act reporting company, we are directly affected by the Sarbanes-Oxley Act, which seeks to improve corporate governance and reporting procedures by requiring expanded disclosure of our corporate operations and internal controls. We are already complying with SEC and other rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intend to comply with any applicable rules and regulations implemented in the future. Although we have incurred, and expect to continue to incur, additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, our management does not expect such compliance to have a material impact on our financial condition or results of operations in the future.

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, and are registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond. A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities. Subject to notice to the Federal Reserve or the Federal Reserve’s prior approval, a bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the Federal Reserve considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects. A bank holding company must seek the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, and before it acquires ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. Federal Reserve approval is also required for the merger or consolidation of bank holding companies.

We file periodic reports with the Federal Reserve and must provide any additional information that the Federal Reserve may require. The Federal Reserve also has the authority to examine us and our nonbanking affiliates, as well as any arrangements between us and EVB, with the cost of any such examinations to be borne by us.

Banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act and Federal Reserve regulations promulgated thereunder, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of the bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act and Federal Reserve regulations promulgated thereunder. These restrictions also prevent the bank holding company and its other affiliates from borrowing from the bank unless the loans are secured by marketable collateral of designated amounts. Additionally, the bank holding company and the bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services, other than in connection with a traditional banking product such as a loan, discount, deposit or trust service.

As a Virginia-chartered, federally-insured bank, EVB is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve as its appropriate federal bank regulator. Moreover, EVB’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. EVB pays insurance premiums on deposits in accordance with a deposit premium assessment system currently recently revised by the FDIC in accordance with the recently enacted Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which required that the FDIC revise its current risk-based deposit premium system by November 2006. The revised rules impose deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution’s CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. The Company projects that the premium increase combined with an FDIC initial credit will have no net impact on 2007, but will likely increase FDIC expense by as much as $200 thousand per year pre-tax beginning in 2008.

The regulations of the Bureau of Financial Institutions, FDIC and Federal Reserve govern most aspects of our business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, branching, payment of dividends and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, our business is particularly susceptible to changes in legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition. The likelihood and timing of any legislation or regulatory modifications and the impact they might have on us or EVB cannot be determined at this time.

Change of Control.

Federal Reserve approval will be required prior to any acquisition of control of us. “Control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of a company, controls in any manner the election of a majority of directors or the power to exercise directly or indirectly a controlling influence over management or policies of a company. Under Federal Reserve regulations, control is also presumed to exist, subject to rebuttal, if a person acquires more than 10% of any class of voting stock and no other person will own, control or hold the power to vote a greater percentage of that class of voting shares immediately after the transaction. Under the Bank Holding Company Act, a corporate acquirer of control of a company must register with the Board of Governors of the Federal Reserve System and be subject to the activities limitations of the Bank Holding Company Act. Non-controlling acquirers of more than 10% but less than 25% of a company’s voting securities also may be required to enter into certain passivity commitments, to ensure they lack an ability to control the company.

Governmental Policies and Legislation

Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the bank on its deposits and its other borrowings and the interest rates received by the bank on loans extended to its customers and securities held in its portfolio comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the federal government and the policies of its regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress and in the Virginia Legislature and are brought before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict.

Dividends

We are organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

We are a legal entity separate and distinct from our subsidiaries. Our ability to distribute cash dividends will depend primarily on the ability of EVB to pay dividends to us, and EVB is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, EVB is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, EVB may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

The Federal Reserve and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, EVB may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. EVB may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, we are subject to certain regulatory requirements to maintain capital to satisfy certain required regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Banking regulators have indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, and a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (“core capital”) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries. Restricted core capital elements, including qualifying trust preferred securities, qualifying cumulative perpetual preferred stock and certain minority interests, may be treated as Tier 1 capital in an amount up to 25% of total Tier 1 capital. The excess, if any, of such securities may be included in Tier 2 capital. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “total capital ratio”). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 capital ratio”) must be Tier 1 capital.

The Federal Reserve and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “leverage capital ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage capital ratio of at least 4.0% for all other banks. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage capital ratio and the total capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2006, we and our subsidiary bank EVB both met all applicable capital requirements imposed by regulation.

Federal Deposit Insurance Act and Prompt Corrective Action Requirements

As an insured depository institution, EVB is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the Federal Reserve’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•

Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•

Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS rating system.

•

Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•

Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the appropriate federal banking regulator determines, after notice and an opportunity for hearing, that a bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if a bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the appropriate federal regulator that is subject to a limited performance guarantee by the bank. A bank also would become subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2006, both we and EVB were considered “well capitalized.”

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to financial activities. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below). In addition, a bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While we satisfy these requirements, we do not contemplate seeking to become a financial holding company unless we identify significant specific benefits from doing so.

The Gramm-Leach-Bliley Act has not had a material adverse impact on our operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation.

Privacy and Fair Credit Reporting

Financial institutions, such as our subsidiary bank EVB, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. EVB has a written privacy policy that is delivered to each of its customers when customer relationships begin and annually thereafter. In accordance with the privacy policy, EVB will protect the security of information about its customers, educate its employees about the importance of protecting customer privacy, and allow its customers to remove their names from the solicitation lists they use and share with others. EVB requires business partners with whom it shares such information to have adequate security safeguards and to abide by the re-disclosure and reuse provisions of applicable law. EVB has programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. To date, Virginia has not done so, but is authorized to consider proposals that would impose additional requirements or restrictions on EVB. If the federal or state regulators establish further guidelines for addressing customer privacy issues, EVB may need to amend its privacy policies and adapt its internal procedures.

Community Reinvestment Act

EVB is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process pursuant to three performance tests. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

USA PATRIOT Act

The USA PATRIOT Act became effective on October 26, 2001 and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for currency transactions exceeding $10,000; (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and (v) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze the account and block any transactions from the account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

The federal financial institution regulators also have promulgated rules and regulations implementing the USA PATRIOT Act, which (i) prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction, (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks, (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon the request of the appropriate federal banking agency, (iv) require due diligence with respect to private banking and correspondent banking accounts, (v) facilitate information sharing between government and financial institutions, (vi) require verification of customer identification, and (vii) require financial institutions to have in place an anti-money laundering program.

Consumer Laws and Regulations

The bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Service Members’ Civil Relief Act, and implementing regulations promulgated thereunder. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Item 1A.	Risk Factors

An investment in our common stock involves risks. You should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks or other risks that have not been identified or that we may believe are immaterial or unlikely actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Past results are not a reliable indicator of future results and historical trends should not be used to anticipate results or trends in future periods. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on the asset liability committee’s view of our needs. However, we may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.

We are experiencing strong competition from other banks and financial institutions for deposits. We may offer more competitive rates to our customers or find alternative funding sources to fund the growth in our loan portfolio. In 2006, deposit growth was not sufficient to fund our loan growth and we used Federal Home Loan Bank advances and principal and interest payments on available-for-sale securities to make up the difference. However, our borrowing ability is limited and we may be put in the position of choosing between slowing the growth of our loan portfolio or additional contraction in our net interest margin if we must pay higher rates for deposits.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer and other senior officers. We have entered into employment agreements with five of our executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain bank-owned life insurance on key officers that would help cover some of the economic impact of a loss caused by death. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2006, approximately 83.0% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2006, we had approximately $164.9 million in loans to borrowers in the commercial real estate industry, representing approximately 25.4% of our total loans outstanding as of that date. The real estate consists primarily of owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 8.6% since December 31, 2005. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

We may be adversely affected by economic conditions in our market area.

We operate in a mixed market environment with influences from both rural and urban areas. Because our lending operation is concentrated in the Eastern, Richmond and Tidewater areas of Virginia, we will be affected by the general economic conditions in these markets. Changes in the local economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance. Although we might not have significant credit exposure to all the businesses in our areas, the downturn in any of these businesses could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

Our small- to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition and growth.

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

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization. As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans for branch expansion could decrease our earnings in the short run, even if we efficiently execute our branching strategy.

We could sustain losses if our asset quality declines.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

We may face risks with respect to de novo banking opportunities and future acquisitions.

As a strategy, we have sought to increase the size of our franchise by pursuing business development opportunities, and we have grown rapidly since we were formed. As part of that strategy, we have grown primarily through opening new branches. We also acquired three branches in 2003, and we may acquire other branches or financial institutions in the future, if a desirable opportunity presents itself. Growth through new branches or acquisitions involves a number of risks, including:

•	the time and costs associated with identifying and evaluating where we should open a new branch and who may be a favorable acquisition or merger partner;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to any growth opportunity may not be accurate;

•

the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	entry into new markets where we lack experience;

•	our ability to finance an acquisition and possible ownership and economic dilution to our shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the loss of key employees and clients.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.

There can be no assurance that integration efforts for any new branches or future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future merger or acquisition, our integration efforts will be successful or we, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance fund maintained by the Federal Deposit Insurance Corporation rather than our shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. See “Supervision and Regulation” for more information about applicable banking laws and regulations.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls. As a result, we may experience greater compliance costs.

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can influence management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business processes, our planning for proper integration into our company can give no assurance that we will not encounter operational and financial reporting difficulties impacting our internal control over financial reporting.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations, as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from our bank as our primary source of funds. The primary sources of funds of our bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong real estate market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where a 15,632 square foot corporate headquarters and operations center was opened in July 2003. We merged our three subsidiary banks into one bank in April 2006. The new bank, EVB, owns 19 full service branch buildings including the land on which 18 of those buildings are located and two remote drive-in facilities. Three branch office buildings are leased at current market rates. Northumberland and Middlesex Counties each are the home to three of the branches. Gloucester County and King William County are home to two branch offices as is Essex County which also houses the EVB loan administration center and the corporate/operations center. Hanover County houses four branch offices (two of which are leased) while Caroline County, Lancaster County, Southampton County, Surry County and Sussex County each have one full service branch office. Southampton County and Sussex County also have stand-alone drive-in/automated teller machine locations. All properties are in good condition. The land on which the Hartfield office is located is under long-term lease. In late 2006 we purchased the “Windmill” site in Hanover County and upon completion of renovations will relocate to that facility from our current leased facility in Mechanicsville, Virginia.

In Hanover County, land for a new branch location was purchased in mid 2004. In December 2006, the Company completed the building for this branch and relocated the Airpark Branch to this new location, called Kings Charter with a grand opening on January 24, 2007. The Company continues to make lease payments on the former Airpark branch until the owner can lease or we can sublease the location.

While the current locations are meeting our needs, and many may meet our needs into the future, we are a growing entity and are frequently reevaluating our locations and space needs. Continued growth may require expansions or relocations in the future.

Item 3.	Legal Proceedings

We and our subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments. The only litigation in which we and our subsidiaries are involved consists of collection suits involving delinquent loan accounts in the normal course of business which management estimates will not have a material impact on our financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2006 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Dividend Policy

We have historically paid cash dividends on a quarterly basis. However, we cannot assure you that we will continue to pay cash dividends on any particular schedule or that we will not reduce the amount of dividends we pay in the future. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future consolidated earnings, financial condition, liquidity and capital requirements for us and EVB, applicable governmental regulations and policies and other factors deemed relevant by our board of directors.

We are organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

We are a legal entity separate and distinct from our subsidiaries. Our ability to distribute cash dividends will depend primarily on the ability of EVB to pay dividends to us, and EVB is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, EVB is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Under the Federal Reserve’s regulations, EVB may not declare or pay any dividend if the total amount of all dividends, including the proposed dividend, is in excess of its net income for the current year plus any retained net income from the prior two calendar years, unless the dividend is approved by the Federal Reserve. In addition, EVB may not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

For additional information on these limitations, see “Supervision and Regulation – Governmental Policies and Legislation – Dividends” on page 10 of this Form 10-K.

Purchases of Equity Securities

The repurchase and retirement of shares is part of a Board of Directors authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of not more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 133,383 shares have been repurchased under this Board authorized Plan that was publicly announced on January 31, 2001. The maximum number of shares that were available for repurchase under this Plan in 2006 was 245,250. We did not repurchase any securities during 2005 or 2006.

See the performance graph at the next to last page of the Company’s 2006 Annual Report to Shareholders.

Item 6.	Selected Financial Data

The information set forth on the page following the “To Our Shareholders” letter in the 2006 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis is intended to assist the reader in evaluating and understanding the consolidated results of operations and our financial condition. The following analysis provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Eastern Virginia Bankshares and attempts to identify trends and material changes that occurred during the reporting periods. The discussion should be read in conjunction with Selected Financial Data (Item 6 above) and the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Item 8 below).

Forward Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you to be aware of the speculative nature of “forward-looking statements.” These statements are not guarantees of performance or results. Statements that are not historical in nature, including statements that include the words “may,” “anticipate,” “estimate,” “could,” “should,” “would,” “will,” “plan,” “predict,” “project,” “potential,” “expect,” “believe,” “intend,” “continue,” “assume” and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance. Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this form 10-K prospectus, including the following:

❑	changes in the interest rates affecting our deposits and our loans;

❑	the loss of any of our key employees;

❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;

❑	the strength of the economy in our target market area, as well as general economic, market, or business conditions;

❑	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

❑	an insufficient allowance for loan losses as a result of inaccurate assumptions;

❑	our ability to manage growth;

❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;

❑	our ability to assess and manage our asset quality;

❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;

❑	our ability to maintain internal control over financial reporting;

❑	our ability to raise capital as needed by our business;

❑	our reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

❑	changes in laws, regulations and the policies of federal or state regulators and agencies; and

❑	other circumstances, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should refer to risks detailed under the “Risk Factors” section included in this Form 10-K and in our periodic and current reports filed with the Securities and Exchange Commission for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

CRITICAL ACCOUNTING POLICIES

General

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No.5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable and (ii) SFAS No.114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We evaluate non-performing loans individually for impairment, such as nonaccrual loans, loans past due 90 days or more, restructured loans and other loans selected by management as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5.

For loans without individual measures of impairment, we make estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical loss rates for each loan type, the predominant collateral type for the group and the terms of the loan. The resulting estimates of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans including: borrower or industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in risk selection; level of experience, ability and depth of lending staff; and national and economic conditions.

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater that the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

Executive Overview

Growth in the loan portfolio of 13.3% increased net interest income by 5.1% for the year ended December 31, 2006. Increased noninterest income of 9.3% and controlled noninterest expense growth of 3.7% contributed to an increase of 7.6% in the net income. While we were growing, we also worked through combining three banks into one bank in the first quarter and part of the second quarter. This completed the streamlining of back-office functions and allowed us to focus on a unified product offering throughout our market area. In the third quarter of 2006, we implemented a unique (in Virginia) interest-checking product, Reward Checking, to increase deposit growth and retain customers. In December, we completed a stock issuance of 1.15 million shares, or over $23.5 million, net. This increased capital positions us for future growth and acquisitions.

For the year ended December 31, 2006, we had net income of $7.24 million, or $1.45 per share on a basic and a diluted basis, an increase of 7.6% from $6.73 million and a per share increase of 5.8% from $1.37 per share on a basic and diluted basis for 2005. Return on average assets (ROA) for 2006 was 0.91% compared to 0.93% in the prior year, and the return on average equity (ROE) was 11.10% for 2006 compared to 11.05% in 2005. Core earnings during the period from 2005 to 2006 continued to improve as net interest income increased 5.1% and noninterest income excluding realized gains on securities increased 14.5% from the prior year.

The impact of the new one bank organization and the centralized backroom processing was lower noninterest expense in some categories in 2006 compared to 2005. Printing and supplies expense was up 0.5%, or $2 thousand, and telephone increased 4.4%, or $24 thousand. Data processing expense decreased 41.5%, or $313 thousand, while consulting expense decreased 34.1%, or $397 thousand. On the other hand, making the communities aware of our new name and rolling out a new product caused marketing expenses to increase by $517 thousand, or 112.4%. While the year-to-year change in noninterest expense as a percent has been declining since 2003, the 3.7% increase in 2006 is well below the increases of 11.4% in 2005 and 21.1% in 2004. This reflects the effort we have made to build an efficient infrastructure and control expenses.

Growth and positioning the Company to grow are among the primary objectives of management. In late 2004, we opened a branch at Central Garage along the Route 360 corridor from Richmond to Tappahannock. In 2006, the branch produced a profit and contributed to the earnings of the Company. In December 2006, our smallest branch – Airpark—in Hanover County was relocated to a larger office on a more accessible route in one of the fastest growing markets in Hanover County. This new Kings Charter office has two commercial loan officers and a large lobby, as well as accessible drive up windows which allows us to service our deposit customers while having better access to the business customers in the large business area in the vicinity. With the economic growth up and down the Interstate 95 corridor from Northern Virginia to Emporia and the growth in the Hampton Roads area up the Interstate 64 corridor, we see many opportunities to expand our footprint.

Increased loan volume in 2006 and the associated increased net interest income reflect our recognition that growth will fuel future earnings. In addition, the overall asset quality of the loan portfolio is near its highest level in our history. Throughout 2006 net interest margin decreased as interest income from loan growth was offset by higher cost deposits. This will likely continue to influence earnings in early 2007, if the Federal Reserve continues to leave interest rates at the level where they have been since mid 2006. This economic environment has slowed deposit growth and forced us, like many other banks, to look at more expensive funding sources to fund loan demand. When the Federal Reserve starts to lower rates, probably in the second half of 2007, this funding pressure may ease allowing us to re-price deposits at lower rates and allow the net interest margin to expand.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2006 and 2005.

SUMMARY OF FINANCIAL RESULTS BY QUARTER
(dollars in thousands)

	Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$13,730	$13,137	$12,469	$11,681	$11,660	$10,979	$10,511	$10,079
Interest expense	5,586	5,163	4,506	4,190	3,836	3,523	3,030	2,809

Net interest income	8,144	7,974	7,963	7,491	7,824	7,456	7,481	7,270
Provision for loan losses	204	204	204	113	64	282	198	8

Net interest income after provision for loan losses	7,940	7,770	7,759	7,378	7,760	7,174	7,283	7,262
Noninterest income	1,352	1,359	1,305	1,149	1,139	1,313	1,132	1,143
Noninterest expense	6,490	6,393	6,563	6,373	6,346	6,144	6,276	6,127

Income before applicable income taxes	2,802	2,736	2,501	2,154	2,553	2,343	2,139	2,278
Applicable income taxes	886	767	700	603	734	656	590	607

Net Income	$1,916	$1,969	$1,801	$1,551	$1,819	$1,687	$1,549	$1,671

Net income per share, basic and diluted	$0.37	$0.40	$0.37	$0.32	$0.37	$0.34	$0.32	$0.34

Net Interest Income

Net interest income represents our gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 35%. Tax-exempt securities income is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets. Net interest margin represents our net interest income divided by average earning assets. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Below, the “Average Balances, Income and Expense, Yields and Rates” table presents average balances, interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid, for each of the past three years.

Average Balances, Income and Expense, Yields and Rates (1)

	Years Ended December 31
	2006			2005			2004
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Securities
Taxable	$95,315	$4,809	5.05%	$95,688	$4,477	4.68%	$89,686	$4,460	4.97%
Tax exempt (1)	34,120	2,023	5.93%	37,456	2,216	5.92%	46,596	2,784	5.97%

Total securities	129,435	6,832	5.28%	133,144	6,693	5.03%	136,282	7,244	5.32%
Federal funds sold	5,994	299	4.99%	2,477	76	3.07%	4,230	53	1.25%
Loans (net of unearned income) (2)	614,330	44,503	7.24%	537,736	37,137	6.91%	498,568	33,298	6.68%

Total earning assets	749,759	51,634	6.89%	673,357	43,906	6.52%	639,080	40,595	6.35%
Less allowance for loan losses	(5,815)			(6,632)			(6,788)
Total non-earning assets	55,165			59,427			59,112

Total assets	$799,109			$726,152			$691,404

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$80,962	$432	0.53%	$78,953	$398	0.50%	$79,094	$428	0.54%
Savings	99,509	1,239	1.25%	122,373	1,312	1.07%	128,041	1,296	1.01%
Money market savings	45,006	936	2.08%	51,451	595	1.16%	57,103	520	0.91%
Large dollar certificates of deposit (5)	103,789	4,505	4.34%	79,782	2,813	3.53%	64,611	2,123	3.29%
Other certificates of deposit	204,440	8,018	3.92%	179,198	5,653	3.15%	179,748	4,925	2.74%

Total interest-bearing deposits	533,706	15,130	2.83%	511,757	10,771	2.10%	508,597	9,292	1.83%
Other borrowings	94,455	4,314	4.57%	54,543	2,427	4.45%	34,679	1,478	4.26%

Total interest-bearing liabilities	628,161	19,444	3.10%	566,300	13,198	2.33%	543,276	10,770	1.98%

Noninterest-bearing liabilities
Demand deposits	99,213			93,376			83,841
Other liabilities	6,564			5,603			6,005

Total liabilities	733,938			665,279			633,122
Shareholders’ equity	65,171			60,873			58,282

Total liabilities and shareholders’ equity	$799,109			$726,152			$691,404

Net interest income		$32,190			$30,708			$29,825

Interest rate spread (3)			3.79%			4.19%			4.37%
Interest expense as a percent of average earning assets			2.59%			1.96%			1.69%
Net interest margin (4)			4.29%			4.56%			4.67%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
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

Tax-equivalent net interest income increased 4.8% to $32.2 million in 2006 from $30.7 million in 2005. Average earning asset growth of 11.3% produced $7.7 million of increased interest income, while interest-bearing liabilities grew 10.9% producing a $6.2 million increase in interest expense. The increase in net interest income resulted primarily from higher loan volume since rates were influenced by a tight and competitive market. Total average earning assets increased by $76.4 million, all of which was accounted for by the growth in loans. Total average liabilities grew $68.7 million, or 10.3%, while the interest-bearing liabilities component increased $61.9 million. Average interest-bearing deposits for 2006 were up only 4.3% with consumers transferring money out of savings and money market accounts into higher yielding instruments. Regular certificates of deposit were up $25.2 million and large dollar certificates were up $24.0 million. The growth in both of these deposit categories accounted for all the deposit increase and offset the decreases in other deposit categories. Part of the growth in large dollar certificates of deposit was the acquisition of $10.4 million in brokered deposits which represent funding from outside the Company’s primary market area. In addition, we used a new service, Certificate of Deposit Account Registry Service known as CDARS, which allows us to exchange certificate funds that would not be FDIC insured with other banks through a central exchange vendor. To offset the slow deposit growth and fund the loan growth, we used Federal Home Loan Bank borrowings at rates lower than certificates of deposit rates. This resulted in an increase in average borrowings of $39.9 million, or 73.2% during 2006. In addition to borrowings, we utilized cash flow from securities to help fund the loan growth.

The increased cost of deposits and borrowings seen in the yield/rate column in the table above, more than offset the increase from rates in the earning assets. While the yield on earning assets increased 37 basis points to 6.89%, the cost of interest bearing liabilities increased 77 basis points to 3.10%. We had a net interest margin of 4.29% in 2006, a 27 basis point decrease from 4.56% for 2005. Helping to offset the higher cost of funding was a 6.3% increase in demand deposits.

The year 2007 will likely be a challenging year in margin management. While the Federal Reserve debates raising or lowering interest rates, banks are dealing with an inverted yield curve with deposits repricing at higher rates while loans re-price at rates lower than the bank would like due to the competition for new loans. Until the inverted yield curve reverses, banks’ earnings at the margin are likely to be lower than desired. The timing of a change in rates in conjunction with the repricing of deposits could have a damaging impact on earnings. However should the inverted yield curve reverse or rates decrease and lower the cost of deposits, we could benefit from the large amount of certificates of deposit maturing in the second half of 2007.

In 2005, average earning asset growth of 5.4% resulted from an increase in average loans outstanding of 7.9%, a decrease in federal funds sold of 41.4% and a slight decrease in average securities. Growth in average earning assets of $34.3 million was primarily funded by average deposit growth of $12.7 million and an increase in average borrowings of $19.9 million. In 2005, net interest income on a tax equivalent basis increased 3.0% to $30.7 million from $29.8 million in 2004. Average earning asset growth of 5.4% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.56%, an 11 basis point decrease from 4.67% in 2004.

The “Volume and Rate Analysis” table that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Volume and Rate Analysis (1)

	2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$(21)	$353	$332	$285	$(268)	$17
Tax exempt securities (2)	(197)	4	(193)	(545)	(23)	(568)
Loans (net of unearned income)	5,528	1,838	7,366	2,665	1,174	3,839
Federal funds sold	155	68	223	(29)	52	23

Total earning assets	5,465	2,263	7,728	2,376	935	3,311

Interest-Bearing Liabilities:
Interest checking	10	24	34	2	(32)	(30)
Savings deposits	(274)	201	(73)	(59)	75	16
Money market accounts	(81)	422	341	(57)	132	75
Large denomination certificates (3)	2,029	336	2,365	526	164	690
Consumer certificates of deposit	(659)	2,351	1,692	(7)	736	729
Long-term borrowings	1,626	261	1,887	880	68	948

Total interest-bearing liabilities	2,651	3,595	6,246	1,285	1,143	2,428

Change in net interest income	$2,814	$(1,332)	$1,482	$1,091	$(208)	$883

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

Interest Sensitivity

Our primary goals in interest rate risk management are to minimize negative fluctuations in net interest margin as a percentage of earning assets and to increase the dollar amount of net interest income at a growth rate consistent with the growth rate of total assets. These goals are accomplished by managing the interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. Interest sensitivity gap is managed by balancing the volume of floating rate liabilities with a similar volume of floating rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing to market conditions on a regular basis.

We generally strive to maintain a position flexible enough to move to equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing. When an unacceptable positive gap within a one-year time frame occurs maturities can be extended by selling shorter-term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter-term investments can be made. The banking industry traditionally faces funding challenges in an environment such as that currently in place when the yield curve is flat or inverted.

Managing the interest rate gap has become much more challenging in the rising rate environment where many depositors have chosen to move funds out of savings and money market accounts and into higher rate, longer maturity certificates of deposit or the securities market. While this customer change in deposit preference unfavorably impacts the current interest margin, it creates an asset sensitive balance sheet in the short-term, as more assets are subject to short-term interest rate increases than the amount of liabilities subject to the same short-term increases. In a 90 day horizon the Company is asset sensitive, but we are slightly liability sensitive in a one year time frame.

Noninterest Income

Noninterest income increased by $438 thousand or 9.3% to $5.2 million in 2006 compared to $4.7 million in 2005. Service charges on deposit accounts, the largest source of noninterest income, increased by $248 thousand or 8.3% from $3.0 million in 2005 to $3.2 million in 2006. Other operating income increased $400 thousand or 26.8% from $1.5 million in 2005 to $1.9 million in 2006. Service charges benefited from increased fees based on both rate and volume increases. Other operating income included increases of $182 thousand in debit and credit card activity fees, $104 thousand in investment services income, $53 thousand in EVB Mortgage, Inc. income, $27 thousand in bank owned life insurance income, $23 thousand in title company income and $20 thousand in wire transfer fees. Realized gain on sale of securities decreased $188 thousand to $36 thousand from $224 thousand in the prior year. We had no gains or losses from other real estate, reflecting good asset quality.

Noninterest income increased $203 thousand or 4.5% from 2004 to 2005, attributable to a $33 thousand increase in service charges on deposits, a $227 thousand increase in other operating income, a $22 thousand increase in gain on sale of other real estate and a $79 thousand decrease in realized gain on sale of securities.

The following table shows the components of noninterest income for the periods indicated.

Noninterest Income:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Service charges on deposit accounts	$3,234	$2,986	$2,953
Gain on available for sale securities	36	224	303
Gain on sale of other real estate	—	22	—
Other operating income	1,895	1,495	1,268

	$5,165	$4,727	$4,524

Noninterest Expense

Total noninterest expense increased $926 thousand or 3.7% during 2006 compared to an increase of $2.5 million or 11.4% during 2005. In total dollars, noninterest expense was $25.8 million in 2006 compared to $24.9 million in 2005. Salaries and benefits accounted for $567 thousand, or 61.2%, of the total noninterest expense increase. This reflects a fulltime equivalent staff count that did not change during the year. On a year-to-year basis, the 4.0% increase in salaries and benefits, to $14.7 million in 2006 compared to $14.1 million in 2005, compares to a 10.7% increase in the prior year.

Net occupancy and equipment expense increased $189 thousand or 5.1% to $3.9 million for 2006, from $3.7 million in 2005. With no major initiatives for most of the year, increases in IT service contracts, IT repairs, software maintenance and rent expense were mostly offset by decreases in depreciation and equipment service contracts. In early December, we relocated the Airpark branch that was in a strip mall shopping center to a stand- alone office owned by the bank. Depreciation and other higher expenses for this new office will increase expenses in 2007, but should be offset by increased earnings from an already profitable office.

Other operating expenses increased $170 thousand or 2.4% to $7.2 million in 2006 from $7.1 million in 2005. This increase was influenced by decreases in consulting fees of $397 thousand and data processing of $313 thousand; offset by increases in marketing and advertising expense of $517 thousand and other operating expense of $337 thousand. The consulting expense decline was the result of completing the one bank reorganization project in April 2006 and moving into a normal business mode from the Standards of

Excellence project mode of the prior three years. The data processing change was the result of better segmenting expenses in our chart of accounts. Where many expenses had been paid from the data processing account in the past, new accounts were set up in 2006 to isolate some equipment and software maintenance expenses. These expenses were placed in the occupancy and equipment category and the net impact between the two categories was an increase of $66 thousand. Marketing and advertising expense was up due to expenses on major awareness efforts in the various communities that we serve that we were merging our predecessor banks and re-branding as EVB. In addition, the introduction of a new product, Reward Checking, required a heavy advertising campaign. Other expenses increased as a result of higher security expenses from upgrading the security system throughout our Company; ATM charge-offs as a result of compromised card numbers obtained from merchant data files; miscellaneous lending expenses as a result of loan volume, HELOC costs and increased collection expense and higher internet banking expenses. We expect increases in these expenses in the future to mirror our growth efforts.

In 2005, total noninterest expense increased $2.5 million or 11.4% compared to an increase of $3.9 million or 21.1% during 2004. In total dollars, noninterest expense was $24.9 million in 2005 compared to $22.3 million in 2004. Salaries and benefits accounted for $1.4 million, or 53.6%, of the increase. On a year-to-year basis, salaries and benefits increased 10.7% to $14.1 million in 2005 compared to $12.7 million in 2004. The increase in salaries and benefits was the result of additions to staff related to the opening of the new Central Garage office in late fourth quarter 2004 and the opening of the Glenns office in June 2005. These two locations added $229 thousand to personnel expense. Other personnel expenses included a $369 thousand or 39.2% increase in pension expense resulting from actuarial estimates related to market performance, the discount rate used and the prior year staff increases (pension expense growth slowed in 2006 and is expected to remain flat in 2007), a $126 thousand or 7.5% increase in payroll taxes and employee health insurance, and normal increases in salaries and other benefits. The total number of full time equivalent officers and staff increased by 13 or 4.6% to 296 at year end 2005, compared to 283 at year end 2004. The increase was the result of staff for the new branch opened in June and minimal increases in customer contact areas.

Net occupancy and equipment expense increased $445 thousand or 13.6% to $3.7 million for 2005, from $3.3 million in 2004. The Central Garage office and the Glenns office contributed $255 thousand to this increase in net occupancy and equipment expense. Other building and equipment expenses have increased as a result of branch expansion over the last two years and the increases brought on by rising energy prices. The following expenses increased: utilities by $34 thousand; building repairs and maintenance by $37 thousand; rent by $48 thousand; and equipment service contracts by $33 thousand.

Other operating expenses in 2005 increased $737 thousand or 11.7% to $7.1 million from $6.3 million in 2004. Primary contributors to this expense growth were increases in: data processing of $107 thousand; consultant fees of $393 thousand; director fees of $99 thousand; and audit and accounting fees of $29 thousand. Data processing fees increased due to expansion of capacity and other upgrades. Consulting expense grew due to our incurring the last of the Standards of Excellence, Phase II program expense in the first half of the year and incurring some of the one bank consolidation expense in the last quarter of the year.

The following table shows the components of noninterest expense for the periods indicated.

Noninterest Expense:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Salaries and employee benefits	$14,667	$14,100	$12,737
Occupancy and equipment	3,906	3,717	3,272
Consultant fees	768	1,165	772
Data processing	441	754	647
Printing and supplies	393	391	629
Telephone	571	547	479
Marketing and advertising	977	460	454
Other operating expenses	4,096	3,759	3,358

Total noninterest expense	$25,819	$24,893	$22,348

Income Taxes

Income tax expense in 2006 increased $369 thousand to $2.96 million, compared to $2.59 million in 2005 and $2.63 million in 2004. Income tax expense corresponds to an effective rate of 29.0%, 27.8% and 26.7% for the three years ended December 31, 2006, 2005, and 2004, respectively. The 120 basis point increase in effective tax rate was primarily due to higher taxable income as our statutory marginal tax rate increased from 34% to 35% and a continued decrease in tax-exempt income.

Note 9 in the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and our actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2006 and 2005. That Note (which is in Item 8 below) is incorporated by reference into this section of Management’s Discussion and Analysis.

Loan Portfolio

Loans, net of unearned income, increased to $650.5 million at December 31, 2006, an increase of $76.4 million or 13.3% from $574.1 million at year-end 2005. The real estate loan portfolio increased by $76.3 million, or 16.5%, and the commercial, industrial and agricultural loan portfolio increased by $4.1 million, or 7.4%, while all other loans, primarily consumer loans, continued their downward trend with a decrease of $4.2 million. Real estate construction loans grew $38.3 million, or 80.4% while commercial real estate loans grew $13.1 million, or 8.6%. The loan growth was driven by the continued economic expansion in the business markets that we serve. At year-end 2005, loans, net of unearned income, were $574.1 million, up $61.5 million or 12.0% from $512.6 million at year-end 2004. Loan growth in 2005 was primarily in the real estate portfolio which provided an increase of $54.6 million; commercial, industrial and agricultural loans which increased $9.1 million, while consumer loans decreased $2.9 million.

The following table shows the composition of the loan portfolio at the dates indicated.

	At December 31
(dollars in thousands)	2006	2005	2004	2003	2002
Commercial, industrial and agricultural loans	$59,859	$55,732	$46,629	$55,547	$46,926
Residential real estate mortgage	288,114	263,191	252,895	236,199	198,303
Real estate construction	85,910	47,620	23,675	20,199	15,684
Commercial real estate	164,948	151,897	131,580	114,426	74,806
Consumer loans	51,446	55,680	58,800	62,166	66,787
All other loans	305	321	96	86	191

Total loans	650,582	574,441	513,675	488,623	402,697
Less unearned income	(90)	(356)	(1,126)	(1,873)	(3,563)

Total loans net of unearned discount	650,492	574,085	512,549	486,750	399,134
Less allowance for loan losses	(7,051)	(6,601)	(6,675)	(6,495)	(5,748)

Net loans	$643,441	$567,484	$505,874	$480,255	$393,386

Remaining Maturities of Selected Loans

The following table presents loan categories that are particularly sensitive to rate changes:

Remaining Maturities of Selected Loans

Year Ended December 31, 2006
(in thousands)
	Variable Rate				Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial & Agricultural	$30,722	3,085	—	$3,085	24,156	1,896	$26,052	$59,859
Real Estate Construction	$79,914	4,938	—	$4,938	353	705	$1,058	$85,910

Loans secured by real estate comprised approximately 82.9% of our loan portfolio at December 31, 2006. Within this category, residential real estate mortgages made up 44.3% of the loan portfolio at that date as compared to 45.8% at year-end 2005 and 49.3% at year-end 2004. Commercial real estate loans declined from 26.5% of the total loan portfolio at year-end 2005 to 25.4% at year-end 2006. Growth in the real estate secured portfolio was in real estate construction loans which grew 80.4% over 2005 balances and accounted for 13.2% of total loans outstanding at year-end 2006 compared to 8.3% at year-end 2005 and 4.6% at year-end 2004. Our losses on loans secured by real estate have historically been low, averaging $26 thousand in net charge offs per year over the last five years.

Consumer loans are the fifth largest component of our loan portfolio in 2006 comprising 7.9% of the portfolio at year-end 2006 compared to 9.6% at year-end 2005 and 11.4% and 12.7% at year-end 2005 and 2004, respectively. This portfolio component consists primarily of installment loans. Net consumer loans for household, family and other personal expenditures totaled $51.4 million at 2006 year-end, down $4.0 million from $55.7 million at 2005 year-end. Lifestyle changes with emphasis on fast and easy one-step loans have created intense competition for consumer borrowing dollars. This change combined with the automotive industry’s various rebate programs with low rates at the dealer location continue a trend that started in 2002 of decreasing consumer loans both in absolute amount and percentage of the total loan portfolio. Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans increased in total dollars outstanding to $59.9 million at

December 31, 2006 compared to $55.7 at December 31, 2005. However, due to the growth of real estate construction loans, it comprised only 9.2% of the total portfolio at year-end 2006 compared to 9.7% at year-end 2005 and 9.1% at year-end 2004. We have made a clear commitment to support small to medium sized business growth as can be seen by the growth in real estate construction and commercial, industrial and agricultural loans.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We do not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Our unfunded loan commitments, excluding credit card lines and letters of credit, at 2006 year-end totaled $82.3 million, the same as year-end 2005. Unfunded loan commitments (excluding $21.4 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from spring through fall than at year-end. Historically, our loan collateral has been primarily real estate because of the nature of our market region.

Asset Quality

Our allowance for loan losses is an estimate of the amount needed to provide for inherent losses in the loan portfolio. In determining adequacy of the allowance, we consider our historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. Our ratio of nonperforming assets at year-end 2006 was almost flat at 0.45% compared to 0.44% at December 31, 2005 and down from 0.94% at December 31, 2004. This measure emphasizes our continued vigilance of our loan portfolio. Actual nonperforming assets increased to $2.9 million at year-end 2006, compared to $2.5 million at year-end 2005. Net charge offs for 2006 decreased $352 thousand or 56.1% to $275 thousand, compared to $627 thousand for the 2005 year.

We have a loan review function consisting of bank officers and board members. Additionally an independent credit review firm performs a review of loans, including a SFAS No.114 review for determining specific reserves. We utilize a risk-based evaluation system based on loan type, collateral and payment history to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis.

Improved asset quality in 2006 allowed us to lower our loan loss allowance ratio to 1.08% at year-end, compared to 1.15% at December 31, 2005 and 1.30% at year-end 2004, respectively. For the same dates, the loan loss allowance to nonaccrual loans ratio was 504%, 747% and 208%, indicating that the allowance was adequate with respect to nonaccrual loans. The adequacy of the allowance for loan losses is subject to regulatory examinations which may review such factors as the method used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

The following table shows loan charge-offs, loan recoveries, and loan loss provision for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Average loans outstanding, net of unearned income	$614,330	$537,736	$498,568	$431,051	$379,527
Allowance for loan losses, January 1	6,601	6,676	6,495	5,748	5,234
Loans charged off:
Commercial and agricultural	37	156	135	130	97
Real estate	42	67	56	46	43
Consumer	691	895	1,318	1,154	1,154

Total loans charged off	770	1,118	1,509	1,330	1,294
Recoveries:
Commercial and agricultural	23	66	48	56	10
Real estate	23	36	9	4	1
Consumer	449	389	354	380	282

Total recoveries	495	491	411	440	293

Net loans charged off	275	627	1,098	890	1,001
Provision for loan losses	725	552	1,279	1,637	1,515

Allowance for loan losses, December 31	$7,051	$6,601	$6,676	$6,495	$5,748

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.08%	1.15%	1.30%	1.33%	1.44%
Ratio of net charge-offs to average loans outstanding during the year	0.04%	0.12%	0.22%	0.21%	0.26%

The following table shows the allocation of allowance for loan losses at the dates indicated.

Allocation of Allowance for Loan Losses

	At December 31
	2006		2005		2004		2003		2002
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and agricultural	$1,061	9.20%	$1,893	9.08%	$1,299	9.08%	$1,365	11.41%	$1,270	11.76%
Real estate mortgage	1,144	44.29%	763	49.22%	1,002	49.22%	1,375	48.53%	1,206	49.68%
Real estate construction	1,066	13.21%	492	4.61%	206	4.61%	246	4.15%	157	3.93%
Commercial real estate	2,630	25.35%	2,037	25.62%	2,664	25.62%	1,455	23.51%	873	18.74%
Consumer	949	7.91%	1,258	11.45%	1,349	11.45%	1,808	12.39%	1,982	15.84%
Other loans and overdrafts	54	0.04%	—	0.02%	—	0.02%	—	0.01%	1	0.05%

Total allowance for balance sheet loans	6,904	100.00%	6,443	100.00%	6,520	100.00%	6,249	100.00%	5,489	100.00%
Unallocated	147		158		156		246		259

Total allowance for loan losses	$7,051		$6,601		$6,676		$6,495		$5,748

(Percent is loans in category divided by total loans)

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days or more, and other real estate owned, increased $365 thousand or 14.4% to $2.9 million at year-end 2006, while total loans outstanding, net of unearned discount, increased $76.4 million or 13.3% to $650.5 million for the same period. This increase only raised the ratio of nonperforming assets to total loans and other real estate at year-end 2006 to 0.45% compared to 0.44% at year-end 2005.

Nonperforming loans at year-end 2006 consisted of $2.6 million of loans secured by real estate in our market area, $223 thousand of commercial and agricultural loans and $129 thousand of consumer loans. Based on estimated fair values of the related collateral, we consider the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses. The total amount of unsecured nonaccrual loans was $172 thousand. Loans are placed on nonaccrual status at the time when the collection of principal and interest are considered to be doubtful. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $45 thousand and $37 thousand for the years 2006 and 2005, respectively.

The following table shows nonperforming assets at the dates indicated.

Nonperforming Assets

	At December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$1,400	$884	$3,217	$4,093	$3,240
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	1,504	1,655	1,614	19	28

Total nonperforming loans	2,904	2,539	4,831	4,112	3,268
Other real estate owned	—	—	—	—	155

Total nonperforming assets	$2,904	$2,539	$4,831	$4,112	$3,423

Nonperforming assets to total loans and other real estate owned	0.45%	0.44%	0.94%	0.84%	0.86%
Allowance for loan losses to nonaccrual loans	503.52%	746.72%	207.52%	158.69%	177.41%
Net charge-offs to average loans for the year	0.04%	0.12%	0.22%	0.21%	0.26%
Allowance for loan losses to year end loans	1.08%	1.15%	1.30%	1.33%	1.44%
Foregone interest income on nonaccrual loans	$45	$37	$121	$131	$114

Net charge offs in 2006 decreased to $275 thousand from $627 thousand in 2005. The year 2006 net charge offs included $242 thousand of consumer loans, $14 thousand of commercial loans and $19 thousand of real estate loans. Although trends for credit quality factors continue to be stable, it is likely that EVB will continue provisions for loan losses in 2007 at a slightly higher level. The primary factors for additional provision are growth in the loan portfolio and the possibility of an economic downturn later in 2007 as noted in many economic forecasts.

At December 31, 2006, we reported $3.7 million in impaired loans of which $1.03 million were included in nonperforming loans. Loans are viewed as impaired based upon individual evaluations of discounted expected cash flows or collateral valuations. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

Securities

Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2006, the securities portfolio, at fair market value, was $127.2 million, a 6.1% decrease from $135.4 million at 2005 year-end which was a 1.3% increase from $133.7 million at 2004 year-end. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of negative $2.5 million at December 31, 2006 and a negative $1.8 million at 2005 year-end.

We follow a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. We consider derivatives to be speculative in nature and contrary to our historical philosophy. We do not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities at the dates indicated.

Investment Securities and Securities Available for Sale

	December 31, 2006		December 31, 2005		December 31, 2004
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U. S. Treasury and Agencies	$31,596	$31,132	$29,849	$29,301	$33,434	$33,316
Mortgage-backed securities	29,253	28,557	36,010	35,222	28,017	27,988
States and political subdivisions	32,429	30,937	35,373	35,795	42,345	43,858
Corporate, CMO and other securities	30,836	29,754	31,959	30,183	25,620	25,159
Restricted securities	6,787	6,787	4,919	4,919	3,372	3,372

Total securities	$130,901	$127,167	$138,110	$135,420	$132,788	$133,693

The following table presents the maturity and yields of securities at their amortized cost at the date indicated.

Maturity Distribution and Yields of Securities

	December 31, 2005
	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and equity securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$5,075	4.19%	$24,836	4.77%	$685	5.00%	$1,000	6.25%	$31,596	4.72%
Mortgage-backed securities	7	8.56%	27,491	4.52%	1,490	5.13%	265	5.50%	29,253	4.56%
States and political subdivisions (1)	2,046	7.09%	15,872	6.24%	10,938	5.98%	3,573	6.14%	32,429	6.19%
Corporate, CMO and other securities	—	0.00%	9,653	5.54%	15,711	4.75%	12,259	6.54%	37,623	5.57%

Total securities	$7,128	5.03%	$77,852	5.08%	$28,824	5.24%	$17,097	6.42%	$130,901	5.29%

(1)	Yields on tax- exempt securities have been calculated on a tax equivalent basis.

See Note 3 to the Consolidated Financial Statements.

Deposits

We have historically focused on increasing core deposits to reduce the need for other borrowings to fund growth in earning assets. Core deposits provide a low cost and stable source of funding for our asset growth. Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin. Borrowing through the Federal Home Loan Bank of Atlanta is utilized for funding when the cost of borrowed funds falls below the cost of new interest-bearing deposits. Our $25.6 million, or 4.1%, deposit growth in 2006 was less than our loan growth and required us to spend more for deposits and to borrow from the FHLB to fund loan growth. This continues a trend noted in 2005 and 2004 and is related to the inverted yield curve that has existed over the same time period. Total deposits at December 31, 2006 of $654.0 million were an increase from $628.3 million at 2005 year-end. Noninterest-bearing deposits decreased slightly by $465 thousand or 0.5% to $99.3 million at 2006 year-end compared to $99.7 million at December 31, 2005. During the same period, interest-bearing deposits increased 4.9% to $554.7 million at 2006 year-end, compared to $528.6 million at December 31, 2005.

While these figures represent the balances at December 31, 2006 or 2005, it is more meaningful to review average deposits for the year, which reflect how much we are really funding over the year. For 2006, average total deposits of $632.9 million reflected a 4.6% increase over the 2005 average of $605.1 million. Average deposits for 2006, while up overall, showed a definite movement out of lower priced deposits into higher paying funds. Savings and money market savings accounts decreased $22.9 million, or 18.7%, and $6.4 million, or 12.5%, respectively. Large dollar and regular certificates of deposit increased $24.0 million, or 30.1%, and $25.2 million, or 14.1%, respectively. Interest bearing checking (NOW) accounts increased $2.0 million, or 2.5%, in 2006 compared to a decline in 2005 from 2004. This increase can be attributed to a new product introduced late in the third quarter that pays a higher interest rate. Demand deposit average balances increased $5.8 million, or 6.3%, in 2006. This follows a pattern that we expected to see in 2006 given the high rate environment imposed by the Federal Reserve over the last couple of years. We anticipate this tight margin situation to remain until the Federal Reserve begins lowering interests rate possibly in the second half of 2007.

Total deposits at 2005 year-end of $628.3 million reflected an increase of $38.5 million or 6.5% compared to $589.9 million at 2004 year-end. The deposit growth in 2005 was the result of increases in large certificates of deposit and demand deposits. All other deposit categories declined in 2005. Average deposits for 2005 were $605.1 million, an increase of 2.1%, or $12.7 million, compared to 2004 average deposits of $592.4 million.

The following table presents average deposits balances and rates for the periods indicated:

Average Deposits and Rates Paid

	Years Ended December 31
	2006		2005		2004
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$99,213		$93,376		$83,841
Interest-bearing deposits:
Checking (NOW accounts)	80,962	0.53%	78,953	0.50%	79,094	0.54%
Money market accounts	45,006	2.08%	51,451	1.16%	57,103	0.91%
Regular savings accounts	99,509	1.25%	122,373	1.07%	128,041	1.01%
Large denomination certificates (1) (2)	103,789	4.34%	79,782	3.53%	64,611	3.29%
Other certificates of deposit (2)	204,440	3.92%	179,198	3.15%	179,748	2.88%

Total interest-bearing	533,706	2.83%	511,757	2.10%	508,597	1.83%

Total average deposits	$632,919		$605,133		$592,438

(1)	Certificates issued in amounts of $100,000 or greater
(2)	Includes some brokered deposits

The following table presents the maturity schedule of large denomination certificates at the dates indicated:

Maturities of Large Denomination Certificates of Deposit (1) (2)

(dollars in thousands)	Within 3 Months	3-12 Months	1-3 Years	Over 3 Years	Total

At December 31, 2006	$17,534	$80,486	$12,222	$6,880	$117,122
At December 31, 2005	$5,519	$35,800	$30,325	$19,356	$91,000
At December 31, 2004	$9,997	$19,153	$22,745	$12,623	$64,518

(1)	Certificates issued in amounts of $100,000 or greater
(2)	Includes some brokered deposits

Capital Resources

Capital resources are managed to maintain a capital structure that provides us the ability to support asset growth, absorb potential losses and expand our franchise when appropriate. Capital represents original investment by shareholders plus retained earnings and provides financial resources over which we can exercise greater control as compared to deposits and borrowed funds.

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically, the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2006, we had a total capital ratio of 16.15% and a Tier 1 ratio of 11.57%, both far in excess of regulatory guidelines and the amount needed to support our banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, we announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. We repurchased no shares in 2006 or 2005 and 9,345 shares in 2004.

In December 2006, we completed an offering of our common stock. We sold 1.15 million shares and received over $23.5 million (net proceeds) in new capital. The purpose of the offering was to bolster our capital position and position us for continued growth.

The following table provides an analysis of our capital as of December 31, 2006, 2005, and 2004. Note 19 in the Consolidated Financial Statements presents an analysis of the capital position of both our Company and EVB as of year-end 2006, 2005 and 2004:

Analysis of Capital

	At December 31,
(dollars in thousands)	2006	2005	2004
Tier 1 capital:
Common stock	$12,166	$9,812	$9,763
Surplus	21,276	—	—
Retained earnings	58,731	53,838	49,403

Total equity	92,173	63,650	59,166
Trust preferred debt	10,000	10,000	10,000
Less goodwill and intangibles	(6,776)	(7,056)	(7,335)

Total Tier 1 capital	95,397	66,594	61,831

Tier 2 capital:
Allowance for loan losses	7,051	6,601	6,134

Total risk-based capital	102,448	73,195	67,965

Risk-weighted assets	634,287	553,167	490,196

Capital ratios:
Tier 1 risk based capital	15.04%	12.04%	12.61%
Total risk based capital	16.15%	13.23%	13.86%
Tier 1 capital to average total assets	11.57%	8.87%	8.90%

Off -Balance Sheet Arrangements

At December 31, 2006, we had $94.2 million of off-balance sheet credit exposure in the form of $89.1 million of commitments to grant loans and unfunded commitments under lines of credit and $5.1 million of standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which we are committed.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold collateral supporting those commitments if deemed necessary.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. Our management of liquid assets provides a liquidity level that we believe is sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs. At December 31, 2006, $209.4 million or 31.1% of total earning assets were due to mature or reprice within the next year.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with immediately available lines of credit with the Federal Home Loan Bank totaled $99.0 million at December 31, 2006. At year-end 2006, we had $90.5 million of FHLB borrowings outstanding. During 2006, we executed a net of $40.0 million in new FHLB borrowings and paid down principal of $1.4 on preexisting FHLB borrowings.

The following table presents our contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.

As of 12/31/2006	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Long-term debt (1)	100,810	$1,429	$2,858	$25,713	$70,810
Capital lease obligations	—	—	—	—	—
Operating leases	1,477	267	517	448	245
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$102,287	$1,696	$3,375	$26,161	$71,055

(1)	Composed of FHLB advances and Trust Prefered debt

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

Refer to Note 1 of the audited financial statements for Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. We are responsible for reviewing the interest rate sensitivity position of EVB and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines established by Management. It is our policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. We consider derivatives as speculative which is contrary to our historical or prospective philosophy. We do not hold or issue financial instruments for trading purposes. We do hold in our loan and securities portfolios investments that adjust or float according to changes in index rates which is not considered speculative, but necessary for good asset/liability management.

Asset/Liability Risk Management: The primary goals of asset/liability risk management are to maximize net interest income and the net value of our future cash flows within the interest rate limits set by our Asset/Liability Committee (ALCO).

Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap at year-end was a negative 8.65% which is within the policy limit for the one-year gap of plus 15% to minus 15% of total earning assets at a combined Company level.

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

The most recent earnings simulation model projects net income would decrease approximately 9.98% of stable rate or base net income if rates were to fall immediately by 200 basis points. It projects a decrease of approximately 1.08% if rates rise by 200 basis points. Management believes this reflects an asset sensitive interest risk for the one-year horizon although an alternative calculation indicates an asset sensitive position in a 90 day horizon and a slightly liability sensitive position in a one year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 5.04%. Additionally, NPV is estimated to decrease by 6.40% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	2006	2005
Static 1—Year Cumulative Gap	-8.65%	1.35%
1—Year net income simulation projection:
-200 basis point shock vs. stable rate	-9.98%	-8.55%
+ 200 basis point shock vs. stable rate	-1.08%	0.96%
Static net present value change:
-200 basis point shock vs. stable rate	-6.40%	9.51%
+ 200 basis point shock vs. stable rate	-5.04%	-23.61%

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the three years ended December 31, 2006

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2006

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2006

•	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of our disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

Management’s Report on Internal Control Over Financial Reporting

The management of Eastern Virginia Bankshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2006, management has assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the we maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Yount, Hyde and Barbour, P.C., the independent registered public accounting firm that audited our consolidated financial statements, included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the our internal control over financial reporting as of December 31, 2006. The report, which states an unqualified opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2007 annual meeting of shareholders, and for executive officers is listed below:

Executive Officers of the Registrant

Following are the persons who are currently executive officers of EVB, their ages as of December 31, 2006, their current titles and positions held during the last five years:

Joe A. Shearin, 50, joined our Company in 2001 as the president and chief executive officer of Southside Bank until 2006 when he became president and chief executive officer of EVB. Mr. Shearin became the president and chief executive officer of our Company in 2002.

William E. Martin, Jr., 57, has served as executive vice president – commercial banking of EVB since September, 2006. From April 2006 to September 2006, Mr. Martin was regional president of EVB. Mr. Martin served as the president and chief executive officer of Hanover Bank from 2000 when it began operations until it merged into EVB in 2006. Mr. Martin also serves as chairman of EVB Investments, Inc.

Joseph H. James, 51, has been executive vice president of EVB and chief operations officer of our Company since April 2006. Mr. James joined us in 2000 as vice president and operations manager. From April 2002 until November 2002, Mr. James was our vice president and chief operations officer. From November 2002 through April 2006, Mr. James was our senior vice president and chief operations officer.

Ronald L. Blevins, 62, has been our chief financial officer since 2000. He served as our senior vice president from December 2000 until April 2006. In April 2006, he was named an executive vice president of EVB.

J. Lloyd Railey, 56, joined Southside Bank in 2001 as its chief financial officer. He was our senior vice president and risk management officer from 2002 until April 2006 when he was named our chief risk officer and executive vice president of EVB.

James S. Thomas, 52, joined Southside Bank in 2003 as senior vice president and retail banking manager. In 2005, he became executive vice president and chief operating officer of Southside Bank and served in that position through April 2006. In April 2006, Mr. Thomas became executive vice president – retail banking of EVB. Prior to joining Southside Bank, Mr. Thomas was vice president of South Trust from 2002 to 2003. Mr. Thomas was also senior vice president and senior credit officer of Bank of Richmond from 2001 to 2002.

The Audit Committee is composed of five independent directors with Chairman Leslie E. Taylor, CPA fulfilling the applicable standard as an independent audit committee financial expert.

The Board of Directors has approved a Code of Ethics for all directors, officers and staff of our Company and its subsidiaries. The Code of Ethics is designed to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our senior officers who have financial responsibilities. The Code of Ethics is available on our web page at www.bankevb.com.

Item 11.	Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in EVB’s Proxy Statement for the 2007 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation” in our Proxy Statement for the 2007 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors, including the statement on independence of directors” and “Transactions with Management” in our Proxy Statement for the 2007 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in EVB’s Proxy Statement for the 2007 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number
3.1	Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 17, 2004, attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated herein by reference. *

10.2	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin, attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.3	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.4	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joseph H. James, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.5	Employment Agreement dated as of March 25, 2004, between Hanover Bank and William E. Martin Jr, attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference. *

10.7	Employment Agreement dated as of June 6, 2005, between Eastern Virginia Bankshares, Inc. and J. Lloyd Railey. *

13.1	Excerpt from the 2006 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2006 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

(b) Exhibits – See exhibit index included in Item 15(a)(3) above.

(c) Financial Statement Schedules – See Item 15(a)(2) above.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ Ronald L. Blevins	Date:	March 1, 2007
Ronald L. Blevins
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2007.

Signature	Title

/s/ W. Rand Cook	Chairman of the Board of Directors
W. Rand Cook

/s/ F. L. Garrett, III	Vice Chairman of the Board of Directors
F.L. Garrett, III

/s/ Joe A. Shearin	President and Chief Executive Officer and Director
Joe A. Shearin	(Principal Executive Officer)

/s/ Ira C. Harris	Director
Ira C. Harris

/s/ F. Warren Haynie, Jr.	Director
F. Warren Haynie, Jr.

/s/ William L. Lewis	Director
William L. Lewis

/s/ Charles R. Revere	Director
Charles R. Revere

/s/ Howard R. Straughan	Director
Howard R. Straughan

/s/ Leslie E. Taylor	Director
Leslie E. Taylor

/s/ Jay T. Thompson	Director
Jay T. Thompson

/s/ Ronald L. Blevins	Chief Financial Officer
Ronald L. Blevins	(Principal Financial and Accounting Officer)

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Eastern Virginia Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Eastern Virginia Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 10 to the consolidated financial statements, on December 31, 2006, Eastern Virginia Bankshares, Inc. changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia

March 1, 2007

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

	(dollars in thousands)
	2006	2005
Assets

Cash and due from banks	$14,004	$21,516
Federal funds sold	22,411	—
Securities available for sale, at fair value	127,167	135,420
Loans, net of allowance for loan losses of $7,051 in 2006 and $6,601 in 2005	643,441	567,484
Deferred income taxes	4,498	2,820
Bank premises and equipment, net	16,906	15,147
Accrued interest receivable	4,132	3,583
Goodwill	5,725	5,725
Other assets	13,114	12,231

Total assets	$851,398	$763,926

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing demand accounts	$99,253	$99,718
Interest bearing deposits	554,726	528,625

Total deposits	653,979	628,343
Federal funds purchased	—	6,822
Federal Home Loan Bank Advances	90,500	51,928
Trust preferred debt	10,310	10,310
Accrued interest payable	2,278	1,264
Other liabilities	6,524	3,385
Commitments and contingent liabilities	—	—

Total liabilities	763,591	702,052

Shareholders’ Equity
Common stock of $2 par value per share; authorized 50,000,000 shares; issued and outstanding, 6,083,294 in 2006 and 4,905,701 in 2005	12,166	9,812
Surplus	21,276	—
Retained earnings	58,731	53,838
Accumulated other comprehensive income/(loss), net	(4,366)	(1,776)

Total shareholders’ equity	87,807	61,874

Total liabilities and shareholders’ equity	$851,398	$763,926

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

	(dollars in thousands, except per share data)
	2006	2005	2004
Interest and Dividend Income
Loans and fees on loans	$44,503	$37,137	$33,298
Interest on investments:
Taxable interest income	4,417	4,295	4,313
Tax exempt interest income	1,405	1,539	1,933
Dividends	392	182	147
Interest on federal funds sold	299	76	53

Total interest and dividend income	51,016	43,229	39,744

Interest Expense
Deposits	15,130	10,772	9,291
Federal funds purchased	88	109	14
Interest on FHLB advances	3,415	1,666	1,026
Interest on trust preferred debt	811	651	439

Total interest expense	19,444	13,198	10,770

Net interest income	31,572	30,031	28,974
Provision for Loan Losses	725	552	1,279

Net interest income after provision for loan losses	30,847	29,479	27,695
Noninterest Income
Service charges on deposit accounts	3,234	2,986	2,953
Gain on sale of available for sale securities, net	36	224	303
Gain on sale of other real estate owned	—	22	—
Other operating income	1,895	1,495	1,268

Total noninterest income	5,165	4,727	4,524

Noninterest Expenses
Salaries and benefits	14,667	14,100	12,737
Occupancy and equipment expense	3,906	3,717	3,272
Printing and supplies	393	391	629
Telephone	571	547	479
Data processing	441	754	647
Consultant fees	768	1,165	772
Marketing and advertising	977	460	454
Other operating expenses	4,096	3,759	3,358

Total noninterest expense	25,819	24,893	22,348

Income before income taxes	10,193	9,313	9,871
Income Tax Expense	2,956	2,587	2,631

Net income	$7,237	$6,726	$7,240

Earnings Per Share, basic	$1.45	$1.37	$1.49

Diluted earnings per share	$1.45	$1.37	$1.48

Dividends Per Share	$0.63	$0.60	$0.60

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	(dollars in thousands)
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$7,237	$6,726	$7,240
Adjustments to reconcile net income to cash provided by operating activities:
Loss from equity investment in partnership	16	16	—
Depreciation and amortization, net	1,917	2,090	2,055
Deferred tax provision (benefit)	(1,323)	(186)	86
Provision for loan losses	725	552	1,279
(Gain) loss realized on fixed assets	(26)	57	(1)
(Gain) realized on available for sale securities, net	(36)	(224)	(303)
(Gain) realized on Other Real Estate	—	(22)	—
Accretion and amortization on securities, net	265	896	926
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(549)	(593)	326
(Increase) decrease in other assets and goodwill	(899)	976	(890)
Increase (decrease) in accrued interest payable	1,014	425	(25)
Increase (decrease) in other liabilities	1,237	(894)	(37)

Net cash provided by operating activities	9,578	9,819	10,656

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	4,746	11,067	23,984
Maturities and principal repayments of securities available for sale	12,977	19,112	42,174
Purchases of securities available for sale	(10,742)	(36,172)	(61,780)
Proceeds from sale of other real estate	—	321	—
Net (increase) in loans	(76,681)	(62,462)	(26,898)
Purchases of bank premises and equipment	(3,676)	(1,889)	(3,212)
Proceeds from sale of bank premises and equipment	26	207	—

Net cash (used in) investing activities	(73,350)	(69,816)	(25,732)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(continued)

	(dollars in thousands)
	2006	2005	2004
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit accounts, interest-bearing demand deposits and savings accounts	(25,657)	(3,140)	4,575
Net increase in certificates of deposit	51,293	41,605	4,154
Proceeds from Federal Home Loan Bank advances	40,000	30,500	—
Repayments of Federal Home Loan Bank advances	(1,429)	(1,429)	(1,429)
Increase (decrease) in federal funds purchased	(6,822)	(1,578)	8,400
Repurchases and retirement of stock	—	—	(191)
Exercise of stock options	13	—	—
Issuance of common stock under dividend reinvestment plan	394	387	405
Issuance of common stock under stock offering	23,576	—	—
Stock-based compensation	210	181	85
Director stock grant	191	125	131
Dividends paid	(3,098)	(2,935)	(2,920)

Net cash provided by financing activities	78,671	63,716	13,210

Cash and Cash Equivalents
Beginning of year	21,516	17,797	19,663
Net increase (decrease) in cash and cash equivalents	14,899	3,719	(1,866)

End of year	$36,415	$21,516	$17,797

Supplemental Disclosures of Cash Flow Information
Cash payments for Interest	$18,431	$12,774	$10,795

Cash payments for Income taxes	$2,956	$1,680	$2,967

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$—	$300	$—

Unrealized (loss) on securities available for sale	$(1,044)	$(3,595)	$(2,337)

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Comprehensive Income	Total
Balance, December 31, 2003	$9,734	$—	$44,682	$2,140		$56,556
Comprehensive income:
Net income—2004	—		7,240	—	$7,240	7,240
Other comprehensive income:
Unrealized holding gains arising during period, (net of tax, ($898))	—		—	—	(1,743)	—
Reclassification adjustment, (net of tax, $103)	—		—	—	200	—

Other comprehensive income (net of tax, $795)	—		—	(1,543)	(1,543)	(1,543)

Total comprehensive income	—		—	—	$5,697	—

Cash dividends declared	—		(2,920)	—		(2,920)
Stock-based compensation	—		85	—		85
Director stock grant	13		118	—		131
Issuance of common stock under dividend reinvestment plan, net of repurchases	35		370	—		405
Shares purchased and retired	(19)		(172)	—		(191)

Balance, December 31, 2004	$9,763	$—	$49,403	$597		$59,763

Comprehensive income:
Net income—2005	—		6,726	—	$6,726	6,726
Other comprehensive income:
Unrealized securities losses arising during period, (net of tax, ($1,298))	—		—	—	(2,521)	—
Reclassification adjustment, (net of tax, $76)	—		—	—	148	—

Other comprehensive income (net of tax, ($1,222))	—		—	(2,373)	(2,373)	(2,373)

Total comprehensive income	—		—	—	$4,353	—

Cash dividends declared	—		(2,935)	—		(2,935)
Stock-based compensation	—		181	—		181
Director stock grant	12		113	—		125
Issuance of common stock under dividend reinvestment plan	37		350	—		387

Balance, December 31, 2005	$9,812	$—	$53,838	$(1,776)		$61,874

Comprehensive income:
Net income—2006	—		7,237	—	$7,237	7,237
Other comprehensive income:
Unrealized securities losses arising during period, (net of tax, ($367))	—		—	—	(713)	—
Reclassification adjustment, (net of tax, $12)	—		—	—	24	—

Other comprehensive income (net of tax, ($355))	—		—	(689)	(689)	(689)

Total comprehensive income					$6,548

Adjustment to initially apply FASB Statement				(1,901)		(1,901)
No. 158, net of tax ($980)	—		—	—		—
Cash dividends declared	—		(3,098)	—		(3,098)
Stock-based compensation	—		210	—		210
Director stock grant	17		174	—		191
Stock options exercised	1		12			13
Issuance of common stock under offering, net	2,300	21,276				23,576
Issuance of common stock under dividend reinvestment plan	36		358	—		394

Balance, December 31, 2006	$12,166	$21,276	$58,731	$(4,366)		$87,807

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Eastern Virginia Bankshares, Inc. and subsidiaries (the “Company”, “our Company”, “we” “us” or “our”) conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a description of the more significant of those policies:

Business

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. We conduct our primary operations through our wholly-owned bank subsidiary, EVB. Two of our predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. Seeking to accelerate our growth in a higher growth adjacent market, we started a de novo bank, Hanover Bank, in 2000. The three predecessor banks were merged and the surviving bank re-branded as EVB in April 2006.

Our primary activity is retail banking. Through our bank subsidiary, we provide full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 22 branches at 2006 year end, our bank serves diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Middlesex, Richmond, Northumberland, Southampton, Surry and Sussex. Ancillary services provided by our bank include travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The largest majority of our revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services. The Company also owns EVB Statutory Trust I, a limited purpose entity that was created in 2003 for the purpose of issuing our trust preferred debt.

Our bank owns EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, Inc. EVB Investments Inc. has a 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. The bank also has a 75% ownership interest in EVB Title, LLC, an 8% ownership interest in Bankers Title of Fredericksburg, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC and Bankers Title of Fredericksburg, LLC sell title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. The financial position and operating results of all of these subsidiaries are not significant to us as a whole and are not considered principal activities of our Company at this time.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastern Virginia Bankshares, Inc. and all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. FASB interpretation No. 46 (R) requires that we no longer eliminate through consolidation the $310 thousand that represents the equity investment in EVB Statutory Trust I. The subordinated debt of the trust is reflected as a liability of our Company.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, which all mature within ninety days.

Securities

Securities, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. We do not have any securities classified as “held to maturity” or “trading.”

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

We grant mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. Loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge- offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans, except credit cards and residential mortgage loans, is automatically discontinued at the time the loan is 90 days delinquent. Credit card loans and other personal loans are typically charged off before reaching 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans that are deemed to be impaired (i.e. probable that we will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the stated loan amount and the present value or market value

Notes to Consolidated Financial Statements

of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (i.e. loans with risk characteristics unique to an individual borrower). Our policy for recognition of interest income on impaired loans is the same as our interest income recognition policy for non-impaired loans. We discontinue the accrual of interest at the earlier of the date when the collectibility of such interest becomes doubtful or the impaired loan becomes 90 days past due in payment of either interest or principal.

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

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio. Recoveries of amounts previously charged-off are credited to the allowance. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loss experience, the value and adequacy of collateral, and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond our control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.

The allowance consists of specific, general and unallocated components. The specific component generally relates to loans that are classified as either substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify the individual consumer and residential loans for impairment disclosures.

Notes to Consolidated Financial Statements

Other Real Estate

Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by our management, and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Land is carried at cost with no depreciation. Depreciation and amortization are computed using the straight-line or declining-balance method for financial reporting purposes and are charged to expense over the estimated useful lives of the assets, ranging from three to thirty years. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plan

At December 31, 2006, we had one stock-based compensation plan, which is described more fully in Note 12. We account for this plan under the recognition and measurement principles of FASB Statement No. 123R “Accounting for Stock-Based Compensation.” Stock-based compensation costs included in salaries and benefit expense totaled $210 thousand for the year 2006, $181 thousand for the year 2005 and $85 thousand for the year 2004.

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

Notes to Consolidated Financial Statements

Pension Plan

We have a defined benefit pension plan covering employees meeting certain age and service requirements. We compute the net periodic pension cost of the plan in accordance with FASB No. 158, “Employers’ Accounting for Pensions.” See Note 10.

Advertising

We practice the policy of charging advertising costs to expense as incurred. Advertising expense totaled $621 thousand, $239 thousand, and $282 thousand for the three years ended December 31, 2006, 2005 and 2004, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 7 years. Core deposit intangible, net of amortization amounted to $1.0 million and $1.3 million at December 31, 2006 and 2005 respectively.

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

Goodwill totaled $5.7 million at both December 31, 2006 and 2005. Goodwill is not amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges in 2006, 2005 or 2004.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first

Notes to Consolidated Financial Statements

fiscal year ending after November 15, 2006. We do not expect adoption of SAB No. 108 to have a material impact on our operations or financial results.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the implementation of SFAS 155 to have a material impact on our operations or consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the implementation of SFAS 156 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets

Notes to Consolidated Financial Statements

at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. In 2006 we recorded a liability of $2.9 million. See Note 10 for more information on the impact of SFAS 158.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not have any uncertain tax positions, and therefore adoption of FIN 48 did not impact our consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that EITF No. 06-4 will have on our consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that EITF No. 06-5 will have on our consolidated financial statements when implemented.

Notes to Consolidated Financial Statements

Note 2. Cash and Due From Banks

To comply with Federal Reserve Regulations, our subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the daily average required balances were approximately $75 thousand and $4.1 million, respectively.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$31,596	$32	$496	$31,132
Mortgage-backed securities	29,253	5	701	28,557
State and political subdivisions	32,429	352	1,844	30,937
Corporate, CMO and other securities	30,836	37	1,119	29,754
Restricted securities	6,787	—	—	6,787

Total	$130,901	$426	$4,160	$127,167

	December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$29,849	$1	$549	$29,301
Mortgage-backed securities	36,010	23	811	35,222
State and political subdivisions	35,373	584	162	35,795
Corporate, CMO and other securities	31,959	36	1,812	30,183
Restricted securities	4,919	—	—	4,919

Total	$138,110	$644	$3,334	$135,420

The following is a comparison of amortized cost and estimated fair values of our securities by contractual maturity at December 31, 2006.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,128	$7,022
Due after one year through five years	77,852	76,897
Due after five years through ten years	28,824	28,034
Due after ten years	10,310	8,427
Restricted securities	6,787	6,787

Total	$130,901	$127,167

Notes to Consolidated Financial Statements

At December 31, 2006, investments in an unrealized loss position that are temporarily impaired are:

	December 31, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U. S. Treasury and federal agencies	$—	$—	$29,123	$496	$29,123	$496
Mortgage-backed securities	—	—	28,016	728	28,016	728
States and political subdivisions	3,680	22	4,718	1,822	8,398	1,844
All other securities including CMO’s	—	—	20,756	1,092	20,756	1,092

	$3,680	$22	$82,613	$4,138	$86,293	$4,160

Bonds with unrealized loss positions of less than 12 months duration at 2006 year-end included 11 municipal bonds. Securities with losses of one year or greater duration included 33 federal agencies, 40 mortgage-backed securities, 17 municipal bonds and 1 federal agency preferred stock. The unrealized loss positions at December 31, 2006 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit contained unrealized loss positions because these securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. As of year-end, the Company held $3.3 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp bonds. These holdings are monitored regularly by the Company’s Chief Financial Officer and reported to the EVB board on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, we have not recommended sale of the holdings.

At December 31, 2005, investments in an unrealized loss position that were temporarily impaired were:

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

For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of securities available for sale amounted to $4.7 million, $11.0 million, and $24.0 million, respectively. Net realized gains amounted to $36 thousand, $224 thousand, and $303 thousand in 2006, 2005 and 2004 respectively. The book value of securities pledged to secure public deposits and other purposes amounted to $20.1 million and $22.1 million at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements

Note 4. Loans

The following is a comparison of loans by type that were outstanding at December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Real estate—construction	$85,910	$47,620
Real estate—mortgage	288,114	263,191
Commercial real estate	164,948	151,897
Commercial, industrial and agricultural loans	59,859	55,732
Loans to individuals for household, family and other consumer expenditures	51,446	55,680
All other loans	305	321

Total gross loans	650,582	574,441
Less unearned income	(90)	(356)
Less allowance for loan losses	(7,051)	(6,601)

Total net loans	$643,441	$567,484

Within the loan portfolio, we have a concentration of loans in special categories. Marina loans represent 1.7%, boat loans 1.3%, church loans 1.8% and golf course loans 1.0% of the total loan portfolio. The concentration in recreational businesses is representative of the market that we serve. Church loans have historically been excellent loans usually secured by property. As can be calculated in the preceding table, real estate construction loans represent 13.2% of total loans, commercial real estate 25.4% and real estate mortgages 44.3%. In addition to the percent of total loans, we look at the percent of capital in determining the concentration definition.

Note 5. Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	December 31
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$6,601	$6,676	$6,495
Provision charged against income	725	552	1,279
Recoveries of loans charged off	495	491	411
Loans charged off	(770)	(1,118)	(1,509)

Balance at end of year	$7,051	$6,601	$6,676

The following is a summary of information pertaining to impaired loans:

	December 31
	2006	2005	2004
	(in thousands)
Impaired loans for which an allowance has been provided	$3,653	$14,293	$19,657

Allowance related to impaired loans	$601	$1,849	$2,383

Average balance of impaired loans	$11,927	$17,175	$5,068

Interest income recognized and collected on impaired loans	$266	$1,028	$1,046

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $103 thousand, and $772 thousand at December 31, 2006 and 2005. If interest on these loans had been accrued such income would have approximated $3 thousand and $35 thousand, respectively. Loans past due 90 days or greater and still accruing interest amounted to $1.50 million, $1.69 million and $1.61 million at December 31, 2006, 2005 and 2004, respectively.

Note 6. Related Party Transactions

Loans to directors and officers totaled $8.5 million and $14.9 million at December 31, 2006 and 2005, respectively. New advances to directors and officers totaled $6.9 million and repayments totaled $6.6 million in the year ended December 31, 2006. The remainder of the decrease in related party balances is due to loans attributable to directors who are no longer on one of the boards, totaling $6.7 million.

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	2006	2005
	(in thousands)
Land and improvements	$4,182	$3,869
Buildings and leasehold improvements	12,695	12,675
Furniture, fixtures and equipment	10,897	10,073
Construction in progress	3,017	512

	30,791	27,129
Less accumulated depreciation	13,885	11,982

Net balance	$16,906	$15,147

For 2006, depreciation and amortization of premises and equipment was $1.9 million. Depreciation and amortization expense amounted to $2.1 million for both 2005 and 2004.

Note 8. Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $117.1 million and $91.0 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

(in thousands)
2007	$267,009
2008	25,388
2009	18,504
2010	17,977
2011	5,153
Thereafter	—

Total	$334,031

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $287 thousand and $253 thousand, respectively.

Notes to Consolidated Financial Statements

Note 9. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,398	$2,139
Interest on nonaccrual loans	15	12
Accrued benefit cost	980	—
Net unrealized loss on available for sale securities	1,270	915
Depreciation and amortization	168	8

	4,831	3,074

Deferred tax liabilities:
FHLB dividend	8	8
Pension liability	—	4
Goodwill and other intangible assets	274	196
Other	51	46

	333	254

Net deferred tax assets	$4,498	$2,820

Income tax expense charged to operations for the years ended December 31, 2006, 2005 and 2004, consists of the following:

	2006	2005	2004
	(in thousands)
Currently payable	$4,279	$2,773	$2,545
Deferred tax provision	(1,323)	(186)	86

	$2,956	$2,587	$2,631

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004, due to the following.

	2006	2005	2004
	(in thousands)
Expected tax expense at statutory rate (34%)	$3,400	$3,167	$3,356
Expected tax expense at statutory rate (35%)	68	—	—
Increase (decrease) in taxes resulting from:
Tax exempt interest	(550)	(597)	(618)
Other	38	17	(107)

	$2,956	$2,587	$2,631

Notes to Consolidated Financial Statements

Note 10. Employee Benefit Plans

Pension Plan

We have a defined benefit pension plan covering substantially all of our employees. Benefits are based on years of service and the employee’s compensation during the last five years of employment. Our funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future. Information about the plan follows:

	2006	2005	2004
	(in thousands)
Change in Benefit Obligation
Obligations at beginning of year	$12,494	$9,869	$8,189
Service cost	1,400	1,094	792
Interest cost	715	589	529
Actuarial (gain) loss	(801)	1,234	1,473
Benefits paid	(672)	(292)	(1,114)

Benefit obligation, end of year	$13,136	$12,494	$9,869

Change in Plan Assets
Fair value of plan assets, beginning	$8,609	$6,595	$6,018
Actual return on plan assets	701	995	782
Employer contributions	1,618	1,311	909
Benefits paid	(672)	(292)	(1,114)

Fair value of plan assets, end of year	$10,256	$8,609	$6,595

Funded Status at the End of the Year	$(2,881)	$(3,885)	$(3,274)

Amounts Recognized in the Balance Sheet
Other liabilities, accrued pension	$(2,881)		$—
Other assets, prepaid pension	—	34	34

Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net (gains) / loss	$2,709	$—	$—
Prior service cost	166	—	—
Deferred income tax benefit	(980)
Net obligation at transition	6	—	—

Amount recognized	$1,901	$—	$—

Notes to Consolidated Financial Statements

Funded Status
Benefit obligation	$(13,136)	$(12,494)	$(9,869)
Fair value of assets	10,255	8,609	6,595
Unrecognized net actuarial (gain)/loss	2,709	3,721	3,084
Unrecognized net obligation at transition	6	10	14
Unrecognized prior service cost	166	188	210

Prepaid benefit cost included in other assets	$—	$34	$34

Components of Net Periodic Benefit Cost
Service cost	$1,400	$1,094	$792
Interest cost	715	589	529
Expected return on plan assets	(653)	(514)	(480)
Amortization of prior service cost	22	22	22
Amortization of net obligation at transition	4	4	4
Recognized net actuarial loss	130	116	64

Net periodic benefit cost	$1,618	$1,311	$931

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) / loss	$2,709	$—	$—
Prior service cost	166	—	—
Amortization of prior service cost	—	—	—
Net obligation at transition	6	—	—

Total recognized in Other Comprehensive Income	$2,881	$—	$—

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$4,499	$1,311	$931

Weighted-Average Assumptions for Benefit Obligation. End of Year
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Weighted-Average Assumptions for Net Periodic Benefit Cost
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Notes to Consolidated Financial Statements

Incremental Effect of Applying FASB Statement No. 158 on Individual Line Items in the Balance Sheet

	December 31, 2006 (in thousands)
	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred income taxes	$3,518	$980	$4,498
Total assets	850,418	980	851,398
Other liabilities	3,643	2,881	6,524
Total liabilities	760,710	2,881	763,591
Accumulated other comprehensive income/(loss)	(2,465)	(1,901)	(4,366)
Total shareholders’ equity	89,708	(1,901)	87,807

Long Term Rate of Return

In consultation with their investment advisors and actuary, our plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was decreased effective October 1, 2004 from 6.50% to 6.00% and again on October 1, 2005 to 5.75%, resulting in an increase in plan expense for 2005 and 2006.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). Our estimate of contributions to the plan for 2007 is $1.6 million.

The pension plan’s weighted average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets
	2006	2005
Asset Category:
Cash and equivalents	8%	0%
Mutual funds—fixed income	21%	19%
Mutual funds—equity	71%	81%

Total	100%	100%

Notes to Consolidated Financial Statements

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

It is the responsibility of our Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust. There is no Company common stock included in the Plan assets.

Estimated Future Benefit Payments

The following benefit payments reflecting the appropriate expected future service are expected to be paid:

Pension Benefits
(in thousands)
10/1/2006—9/30/2007	$156
10/1/2007—9/30/2008	167
10/1/2008—9/30/2009	171
10/1/2009—9/30/2010	250
10/1/2010—9/30/2011	253
10/1/2011—9/30/2016	3,476

401(k) Plan

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. The Company has elected to contribute amounts not to exceed 50% of the first 6% of the employee’s contribution. Contributions to this Plan by the Company of $222 thousand, $208 thousand and $186 thousand were included in expenses for the years ended December 31, 2006, 2005, and 2004, respectively. There is no Company common stock included in the 401 (k) Plan assets.

Note 11. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders. There were 188,987 shares excluded from the 2006 calculations, 89,862 shares from the 2005 calculations and 30,150 shares from the 2004 calculations because their effects were anti-dilutive.

Notes to Consolidated Financial Statements

	Years Ended December 31
	2006		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,985,078	$1.45	4,893,259	$1.37	4,873,271	$1.49
Effect of dilutive securities, stock options	6,542	—	9,143	—	10,288	(0.01)

Diluted earnings per share	4,991,620	1.45	4,902,402	1.37	4,883,559	$1.48

Note 12. Stock Compensation Plan

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to 400,000 shares of common stock. There are 156,243 shares still available under that Plan.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. We had already adopted SFAS No. 123 in 2002 and began recognizing compensation expense for stock option grants in that year as all such grants had an exercise price not less than the fair market value on the date of the grant.

SFAS 123R also requires that new rewards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of SFAS 123R that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance of participant’s actual retirement.

For the years ended December 31, 2006, 2005 and 2004, stock option compensation expense of $210 thousand, $181 thousand and $85 thousand were included in salary and benefit expense and are separately identified in both the Statement of Consolidated Cash Flows and the Consolidated Statement of Changes in Shareholders’ Equity. No tax benefits were recognized in 2006, 2005 and 2004.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each stock grant award. The weighted average estimated fair value of stock options granted in the years ended December 31, 2006, 2005 and 2004 was $5.40, $5.31 and $5.78, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

Notes to Consolidated Financial Statements

	2006	2005	2004
Dividend rate:	2.97%	2.76%	2.78%
Price Volatility:	22.94%	23.61%	24.99%
Risk-free interest rate:	4.65%	4.13%	4.95%
Expected life:	10 Years	10 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock since our inception in December 1997 by dividing the quarterly dividend by the average closing price of the stock for the quarter. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the 10 year Treasury strip rate on the date of the grant.

Stock option plan activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the Money Options (in thousands)
Outstanding at beginning of year	159,807	$21.18
Granted	60,875	20.57
Exercised	(825)	16.10
Forfeited	(6,025)	21.19

Outstanding at December 31, 2006	213,832	$21.19	8.2	$470
Options exercisable at December 31, 2006	24,945		5.3	$161

As of December 31, 2006, there was $571 thousand of unrecognized compensation expense related to nonvested options which will be recognized over the remaining requisite service period. Cash proceeds from options exercised in 2006 were $13 thousand. There were no stock options exercised or exercisable in 2005. There were no tax benefits realized from the exercise of stock options during 2006.

Note 13. Commitments and Contingent Liabilities

We entered into a long-term land lease for our Hartfield branch. The lease was entered into on May 9, 1988 for an original term of fifteen years and renewed for an additional term of ten years in 2003. We have an option to renew for an additional term of ten years and three additional terms of five years each and, thereafter, for five additional terms of five years each.

We rent our principal location in Mechanicsville from a related party under an operating lease. The lease was entered into on May 1, 2000 and renewed for an additional term of five years on May 1, 2005. The lease provided for two additional renewal options of five years each.

We lease a banking facility in Ashland, Virginia under an operating lease. The lease was entered into on April 26, 2001 for an original term of three years and was renewed in January 2004 for an additional term of four years. We have relocated the office that was in this building and may attempt to sublease the space for the remainder of the lease term.

We lease a banking facility in the Ashland-Hanover Office Building under an operating lease.

Notes to Consolidated Financial Statements

The lease was entered into on July 1, 2001 and renewed for an additional term of five years and provides for one additional renewal option of five years.

We lease office space at Hanover Green Drive in Mechanicsville, Virginia under an operating lease. The lease was entered into on May 27, 2004 and provides for a term of five years expiring May 31, 2009 with three renewal options of five years each.

We lease office space at the Glenns intersection of Routes 17 and 33 in Gloucester County, Virginia under an operating lease. The lease was entered into on June 30, 2004 and provides for a term of 10 years with three renewal options of five years each.

Total rent expense was $278 thousand, $250 thousand and $202 thousand for 2006, 2005, and 2004, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancelable lease agreements:

(in thousands)
2007	$267
2008	271
2009	246
2010	195
2011	145
2012	108
2013	108
2014	81
2015	56
2016	—

Total	$1,477

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. We do not anticipate any material losses as a result of these transactions.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

Note 14. Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2006, retained net income, which was free of restriction, amounted to $17.6 million.

Note 15. Long-Term Debt

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2006 our Federal Home Loan Bank (FHLB) debt consisted of advances of $90.5 million, $85.5 million of which is callable—$62 million in 2007, $10 million in 2008 and $13.5 million in 2010. There are two advances totaling $5.0 million at December 31, 2006 which are payable semi-annually over a seven-year period beginning in 2003. Advances mature through 2015. At December 31, 2006, the interest rates ranged from 3.10% to 5.92% with a weighted average interest

Notes to Consolidated Financial Statements

rate of 4.14%. Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $79.0 million.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

(in thousands)
2007	$1,429
2008	1,429
2009	1,429
2010	15,713
2011	10,000
2012	5,000
2013	—
2014	—
2015	20,500
2016	35,000

Total	$90,500

We have unused lines of credit totaling $20.0 million with nonaffiliated banks as of December 31, 2006.

Trust Preferred Securities

On September 5, 2003, EVB Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a LIBOR indexed floating rate of interest. The interest rate at December 31, 2006 was 8.31%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust is $10.31 million of our junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($10 million) of trust preferred securities issued by the Trust can be included in our Tier I capital.

Our obligations with respect to the issuance of the capital securities constituted a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

Notes to Consolidated Financial Statements

Note 16. Dividend Reinvestment Plan

We have in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled shareholders. It is based on the stock’s fair market value on the three trading days prior to each dividend record date, and allows for voluntary contributions to purchase stock up to $5 thousand per shareholder per calendar quarter.

Note 17. Financial Instruments with Off-Balance-Sheet Risk

We are party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees those instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss is represented by the contractual amount of these commitments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amounts
	2006	2005
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$89,092	$88,833
Standby letters of credit	5,132	1,879

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which we are committed.

Standby letters of credit are conditional commitments issued by our bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold collateral supporting those commitments if deemed necessary.

We maintain cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $9.3 million.

Notes to Consolidated Financial Statements

Note 18. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No.107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of our Company.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt

The fair values of our long-term borrowings are estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

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

At December 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$36,415	$36,415	$21,516	$21,516
Securities—available for sale	127,167	127,167	135,420	135,420
Loans, net	643,441	678,853	567,484	564,397
Accrued interest receivable	4,132	4,132	2,820	2,820

Financial liabilities:
Noninterest-bearing deposits	$99,253	$99,523	$99,718	$99,718
Interest-bearing deposits	554,726	552,072	528,625	527,111
Short-term borrowings	—	—	6,822	6,822
Federal Home Loan Bank advances	90,500	89,622	51,928	51,167
Trust preferred debt	10,310	10,785	10,310	10,310
Accrued interest payable	2,278	2,278	1,264	1,264

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to us. We attempt to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. We monitor rates and maturities of assets and liabilities and attempt to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate our overall interest rate risk.

Note 19. Regulatory Matters

The Company (on a consolidated basis) and EVB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly

Notes to Consolidated Financial Statements

additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the our and EVB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and EVB must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us and EVB to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2006 and 2005, that we and EVB meet all capital adequacy requirements to which we are subject.

As of December 31, 2006, based on regulatory guidelines, we believe that EVB is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, EVB must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

Our Company’s and the bank’s actual capital amounts and ratios are presented in the following table.

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital to risk weighted assets
Consolidated	$102,448	16.15%	$50,743	8.00%	NA	NA
EVB	71,900	11.36%	50,620	8.00%	$63,275	10.00%

Tier 1 capital to risk weighted assets
Consolidated	$95,397	15.04%	$25,371	4.00%	NA	NA
EVB	62,849	9.93%	25,310	4.00%	$37,965	6.00%

Tier 1 capital to average adjusted assets
Consolidated	$95,397	11.57%	$33,243	4.00%	NA	NA
EVB	62,849	7.62%	25,310	4.00%	$31,637	5.00%

As of December 31, 2005
Total capital to risk weighted assets
Consolidated	$73,195	13.23%	$44,253	8.00%	NA	NA
EVB (formerly SSB)	35,940	12.22%	23,527	8.00%	$29,409	10.00%
BNI	21,252	14.21%	11,968	8.00%	14,960	10.00%
HB	11,768	10.84%	8,687	8.00%	10,859	10.00%

Tier 1 capital to risk weighted assets
Consolidated	$66,594	12.04%	$22,127	4.00%	NA	NA
EVB (formerly SSB)	31,777	10.81%	11,764	4.00%	$17,645	6.00%
BNI	18,377	12.28%	5,984	4.00%	8,976	6.00%
HB	10,602	9.76%	4,344	4.00%	6,515	6.00%

Tier 1 capital to average adjusted assets
Consolidated	$66,594	8.87%	$30,047	4.00%	NA	NA
EVB (formerly SSB)	31,777	7.73%	16,437	4.00%	$20,546	5.00%
BNI	18,377	8.36%	8,794	4.00%	10,992	5.00%
HB	10,602	8.40%	5,051	4.00%	6,314	5.00%

Note 20. Common Stock Offering

On December 13, 2006, we issued 1,150,000 shares of common stock in a registered public offering at $22.00 per share before commissions and expenses. Gross proceeds amounted to $25.3 million. Net proceeds after commissions, but prior to other offering expenses were approximately $23.8 million. We are using the net proceeds from this offering to provide additional capital to the bank and to support anticipated growth.

Notes to Consolidated Financial Statements

Note 21. Condensed Financial Information—Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2006 and 2005

	(dollars in thousands)
	2006	2005
Assets:
Cash on deposit with subsidiary banks	$29,798	$2,223
Subordinated debt in subsidiaries	2,000	2,000
Investment in subsidiaries	67,470	66,346
Other investments	—	118
Deferred income taxes	979	93
Premises and equipment, net	—	1,028
Other assets	848	799

Total assets	$101,095	$72,607

Liabilities:
Trust preferred debt	$10,310	$10,310
Deferred income taxes	—	—
Accrued benefit cost	2,881	—
Other liabilities	97	423

	13,288	10,733

Shareholders’ Equity:
Common stock	12,166	9,812
Surplus	21,276	—
Retained earnings	58,731	53,838
Accumulated other comprehensive income/(loss), pension	(1,901)	—
Accumulated other comprehensive income/(loss), securities	(2,465)	(1,776)

Total shareholders’ equity	87,807	61,874

Total liabilities and shareholders’ equity	$101,095	$72,607

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

	(dollars in thousands)
	2006	2005	2004
Income:
Dividends from subsidiaries	$6,000	$—	$—
Dividends	—	2	1
Interest from subsidiaries	54	5	14
Interest from subordinated debt	140	233	644
Management fee, corporate services and operations services	—	6,873	5,533
Loss on disposal of fixed assets	—	(44)	—
Miscellaneous income	1	4	5

	6,195	7,073	6,197

Expenses:
Interest on trust preferred debt	811	651	439
Salaries and benefits	—	4,382	2,950
Occupancy and equipment expense	—	1,099	1,017
Data processing	—	643	493
Consultant fees	—	994	690
Postage	—	273	253
Printing and supplies	—	125	189
Directors fees	77	219	160
Miscellaneous	178	609	497

	1,066	8,995	6,688

Net income (loss) before undistributed earnings of subsidiaries	5,129	(1,922)	(491)
Undistributed earnings of subsidiaries	1,812	8,113	7,631
Income tax benefit	(296)	(535)	(100)

Net income	$7,237	$6,726	$7,240

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	(dollars in thousands)
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$7,237	$6,726	$7,240
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,812)	(8,113)	(7,631)
Depreciation and amortization	—	574	677
Deferred income taxes	94	(74)	(102)
Loss on sale/disposal of fixed assets	—	44	—
Decrease (increase) in other assets	(49)	551	(534)
(Decrease) in other liabilities	(327)	(89)	(45)

Net cash provided by (used in) operating activities	5,143	(381)	(395)

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	1,028	—	—
Proceeds from sale of investments	118	—	—
Purchases of premises and equipment	—	(697)	(335)

Net cash provided by / (used in) investing activities	1,146	(697)	(335)

Cash Flows from Financing Activities
Capital transferred to subsidiaries	—	(5,200)	—
Subordinated debt to subsidiary banks	—	7,200	—
Dividends paid	(3,098)	(2,935)	(2,920)
Exercise of stock options	13	—	—
Stock-based compensation	210	181	85
Director stock grant	191	125	131
Issuance of common stock under offering, net	23,576	—	—
Issuance of common stock under dividend reinvestment plan, net of repurchases	394	387	405
Repurchases and retirement of stock	—	—	(191)

Net cash provided by / (used in) financing activities	21,286	(242)	(2,490)

Increase (decrease) in cash and cash equivalents	27,575	(1,320)	(3,220)
Cash and Cash Equivalents, beginning of year	2,223	3,543	6,763

Cash and Cash Equivalents, end of year	$29,798	$2,223	$3,543