Form 10-Q
period 2007-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2007-05-07
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 6,089,670.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2007 (unaudited)	December 31 2006 (audited)
Assets:
Cash and due from banks	$16,512	$14,004
Federal funds sold	17,632	22,411
Securities available for sale, at fair value	129,334	127,167
Loans, net of unearned income	660,732	650,492
Allowance for loan losses	(7,113)	(7,051)

Total loans, net	653,619	643,441
Deferred income taxes	3,992	4,498
Bank premises and equipment, net	17,003	16,906
Accrued interest receivable	3,910	4,132
Goodwill	5,725	5,725
Other assets	13,085	13,114

Total assets	$860,812	$851,398

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$97,619	$99,253
Interest-bearing deposits	562,316	554,726

Total deposits	659,935	653,979
Federal Home Loan Bank advances	90,500	90,500
Trust preferred debt	10,310	10,310
Accrued interest payable	2,636	2,278
Other liabilities	7,322	6,524

Total liabilities	770,703	763,591

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 6,089,020 and 6,083,294, respectively	12,178	12,166
Surplus	21,293	21,276
Retained earnings	60,022	58,731
Accumulated other comprehensive (loss), net	(3,384)	(4,366)

Total shareholders’ equity	90,109	87,807

Total liabilities and shareholders’ equity	$860,812	$851,398

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest and Dividend Income
Loans and fees on loans	$12,090	$10,096
Interest on investments:
Taxable interest income	1,100	1,134
Tax exempt interest income	329	367
Dividends	82	44
Interest on federal funds sold	314	40

Total interest and dividend income	13,915	11,681
Interest Expense
Deposits	4,591	3,276
Federal funds purchased	—	40
Interest on FHLB advances	1,002	692
Interest on trust preferred debt	208	182

Total interest expense	5,801	4,190

Net interest income	8,114	7,491
Provision for Loan Losses	153	113

Net interest income after provision for loan losses	$7,961	$7,378
Noninterest Income
Service charges and fees on deposit accounts	830	718
Gain on sale of available for sale securities, net	—	4
Other operating income	519	427

Total noninterest income	1,349	1,149

Noninterest Expenses
Salaries and benefits	3,664	3,733
Net occupancy and equipment expense	1,010	971
Data processing	78	152
Consultant fees	138	253
Telephone	147	141
Marketing and advertising	199	147
Other operating expenses	1,042	976

Total noninterest expenses	6,278	6,373

Income before income taxes	3,032	2,154
Income Tax Expense	924	603

Net income	$2,108	$1,551

Earnings per share, basic and assuming dilution	$0.35	$0.32
Dividends per share	$0.16	$0.15

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2007	2006
Cash Flows from Operating Activities
Net income	$2,108	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	477	494
Investment amortization/(accretion), net	20	184
Provision for loan losses	153	113
(Gain) realized on available for sale securities’ transactions, net	—	(4)
(Increase) in other assets	249	(25)
Increase in other liabilities	1,154	1,166

Net cash provided by operating activities	4,161	3,479
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	449
Proceeds from maturities, calls, and paydowns of securities	1,761	1,985
Purchase of debt securities	(2,500)	—
Purchase/(retirement) of restricted stock, net	43	(1,272)
Net increase in loans	(10,331)	(21,955)
Purchases of bank premises and equipment	(574)	(282)

Net cash used in investing activities	(11,601)	(21,075)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	3,772	(14,250)
Net increase in certificates of deposit	2,184	13,496
Issuance of common stock under dividend reinvestment plan	103	94
Stock based compensation	63	53
Stock options exercised	20	—
Dividends declared	(973)	(736)
Decrease in federal funds purchased	—	(6,822)
Increase in FHLB advances	—	25,000

Net cash provided by financing activities	5,169	16,835

(Decrease) in cash and cash equivalents	(2,271)	(761)
Cash and cash equivalents
Beginning of period	36,415	21,516

End of period	$34,144	$20,755

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$5,443	$3,936
Income taxes	$—	$240
Unrealized gain/(loss)	$982	$(403)

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we, us, our”) at March 31, 2007. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	We were organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became our wholly owned subsidiaries. The transaction was accounted for using the pooling-of-interest method of accounting. We opened our third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, Virginia. On April 24, 2006, we completed the conversion to a one-bank holding company by merging the three banking subsidiaries. The new bank began operating under the name “EVB” on April 24, 2006. All significant inter-company transactions and accounts have been eliminated in consolidation.

3.	The results of operations for the three month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

4.	Our amortized cost and estimated fair values of securities at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale:
Obligations of U.S. Government agencies	$31,605	$33	$431	$31,207
Mortgage-backed securities	27,996	42	634	27,404
State and political subdivisions	32,199	304	354	32,149
Corporate, CMO and other securities	33,037	6	1,213	31,830
Restricted securities	6,744	—	—	6,744

Total	$131,581	$385	$2,632	$129,334

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale:
Obligations of U.S. Government agencies	$31,596	$32	$496	$31,132
Mortgage-backed securities	29,253	5	701	28,557
State and political subdivisions	32,429	352	1,844	30,937
Corporate, CMO and other securities	30,836	37	1,119	29,754
Restricted securities	6,787	—	—	6,787

Total	$130,901	$426	$4,160	$127,167

At March 31, 2007, investments in an unrealized loss position that were temporarily impaired were as follows:

	March 31, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
Obligations of U. S. Government agencies	$926	$74	$27,764	$357	$28,690	$431
Mortgage-backed securities	—	—	29,583	634	29,583	634
State and political subdivisions	2,056	7	8,248	347	10,304	354
Corporate, CMO and other securities	1,838	216	17,831	997	19,669	1,213

	$4,820	$297	$83,426	$2,335	$88,246	$2,632

Bonds with unrealized loss positions of less than 12 months duration at March 31, 2007 included 1 federal agency, 1 corporate bond, 3 federal agency preferred stocks and 6 municipal bonds. Securities with losses of 12 months or greater duration included 31 federal agencies, 44 mortgage-backed securities, 14 corporate bonds, 24 municipal bonds, 3 collateralized mortgage obligations (“CMO”) and 1 federal agency preferred stock. The unrealized loss positions at March 31, 2007 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit Corp contained unrealized loss positions because these securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. As of March 31, 2007, we held $3.3 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the unrealized loss is temporary.

At December 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
Obligations of U. S. Government agencies	$—	$—	$29,123	$496	$29,123	$496
Mortgage-backed securities	—	—	28,016	728	28,016	728
State and political subdivisions	3,680	22	4,718	1,822	8,398	1,844
Corporate, CMO and other securities	—	—	20,756	1,092	20,756	1,092

	$3,680	$22	$82,613	$4,138	$86,293	$4,160

5.	Our loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2007	(audited) December 31 2006	(unaudited) March 31 2006

Commercial, industrial and agricultural loans	$59,449	$59,859	$56,940
Residential real estate mortgage loans	295,710	288,114	265,677
Real estate construction loans	83,713	85,910	58,203
Commercial real estate loans	171,893	164,948	161,501
Consumer loans	49,619	51,446	53,481
All other loans	415	305	408

Total loans	660,799	650,582	596,210
Less unearned income	(67)	(90)	(257)

Total loans net of unearned discount	660,732	650,492	595,953
Less allowance for loan losses	(7,113)	(7,051)	(6,627)

Net loans	$653,619	$643,441	$589,326

We had $2.4 million in non-performing loans at March 31, 2007 that included $977 thousand in loans past due 90 days or more but still accruing and $1.4 million in nonaccrual loans.

6.	Our allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2007	(audited) December 31 2006	(unaudited) March 31 2006

Balance January 1	$7,051	$6,601	$6,601
Provision charged against income	153	725	113
Recoveries of loans charged off	143	495	142
Loans charged off	(234)	(770)	(229)

Balance at end of period	$7,113	$7,051	$6,627

Following is a summary pertaining to impaired loans:

	March 31 2007	December 31 2006
	(in thousands)
Impaired loans for which an allowance has been provided	$4,287	$3,653

Allowance related to impaired loans	$819	$601

Average balance of impaired loans	$3,967	$11,927

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $574 thousand and $103 thousand at March 31, 2007 and December 31, 2006, respectively.

7.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) March 31 2007	(audited) December 31 2006
Amortizing advances	$5,000	$5,000
Convertible advances	85,500	85,500

Total advances	$90,500	$90,500

The table presented below shows the maturities and potential call dates of FHLB advances. All but $5.0 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2007	$1,428	3.15%	$37,000	4.46%
2008	1,429	3.15%	25,000	4.48%
2009	1,429	3.15%	10,000	4.37%
2010	15,714	4.36%	13,500	3.87%
2011	10,000	5.01%	—
2012	5,000	4.68%	—
2015	20,500	3.78%	—
2016	10,000	4.85%	—
2017	25,000	4.29%	—

Total	$90,500	4.29%	$85,500	4.36%

8.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three month periods ended March 31, 2007 and March 31, 2006.

	Three Months Ended
	March 31, 2007		March 31, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,085,857	$0.35	4,907,788	$0.32
Effect of dilutive securities, stock options	9,096	—	13,850	—

Diluted earnings per share	6,094,953	$0.35	4,921,638	$0.32

As of March 31, 2007 and 2006, respectively, options to acquire 146,612 shares and 30,150 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. We had already adopted SFAS No. 123 in 2002 and began recognizing compensation expense for stock option grants in that year, as all such grants had an exercise price not less than the fair market value on the date of the grant.

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

For the quarters ended March 31, 2007 and 2006, stock option compensation expense of $63 thousand and $53 thousand was included in salary and benefit expense. No tax benefits were recognized in 2007 or 2006.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. The weighted average estimated fair value of stock options granted in the years 2006, 2005 and 2004 was $5.40, $5.31 and $5.78, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

	2006	2005	2004
Dividend rate:	2.97%	2.76%	2.78%
Price Volatility	22.94%	23.61%	24.99%
Risk-free interest rate	4.65%	4.13%	4.95%
Expected life:	10 Years	10 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock since our inception in December 1997 by dividing the quarterly dividend by the average closing price of the stock for the quarter. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the 10 year Treasury strip rate on the date of the grant. The expected life is 10 years, but could be shorter in the event of a change in control of the Company or if a participant reaches their full retirement age of 65.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	213,832	$21.19
Granted	—
Exercised	(1,225)	16.10
Forfeited	—	—

Outstanding at March 31, 2007	212,607	$21.22	7.80	$276
Options exercisable at March 31, 2007	23,720	16.10	5.00	$157

As of March 31, 2007, there was $511 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 2.96 years. There were no options granted in the three months ended March 31, 2007 or 2006. There were 1,225 shares exercised in the quarter ended March 31, 2007 at an average price of $16.10 providing cash proceeds of $20 thousand, those shares having an intrinsic value at time of exercise of $8,832. There were no shares exercised or exercisable in the first quarter of 2006.

10.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31
	2007	2006
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$373	$350
Interest cost	196	179
Expected return on plan assets	(189)	(163)
Amortization of prior service cost	5	5
Amortization of net obligation at transition	1	1
Recognized net actuarial loss	20	33

Net periodic benefit cost	$406	$405

We made our required 2007 fiscal year contribution to the pension plan in December 2006 in the amount of $1.62 million. We anticipate that we will make our 2008 contribution in December 2007. The pension plan has a fiscal year ending September 30, providing us flexibility as to the calendar year in which we make pension plan contributions. We estimate that our 2008 contribution to the Plan in late 2007 will be approximately $1.62 million.

11.	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

12.	The following table displays detail of comprehensive income for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Net income	$2,108	$1,551
Unrealized gains (losses) on securities available for sale, net of tax expense	982	(400)
Less: reclassification adjustment, net of tax	—	(3)

Total comprehensive income	$3,090	$1,148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about our major components of the results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2006. Operating results include those of all our operating entities combined for all periods presented.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

OVERVIEW

Net income for the quarter ended March 31, 2007 was $2.1 million, an increase of $557 thousand or 35.9% compared to first quarter 2006 net income of $1.6 million. Increases in net interest income of 8.3% and noninterest income of 17.4% and a decline of 1.5% in noninterest expense aided the net income growth. Net interest income increased $623 thousand for the quarter ended March 31, 2007, compared to the same period in 2006. This increase was the result of continued loan growth that increased interest income on loans by $2.0 million, to $12.1 million for the first three months of 2007 compared to $10.1 million in the first quarter of 2006. Income from the securities portfolio declined $34 thousand, the result of a decrease in average portfolio investments. Interest expense on deposits and other borrowings increased $1.6 million for the first quarter of 2007 compared to the first quarter of 2006. Noninterest income increased $200 thousand largely as a result of increased deposit service charge fees of $112 thousand and an increase in other income of $92 thousand. Noninterest expense decreased $95 thousand compared to the quarter ended March 31, 2006. Tax expense increased $321 thousand or 53.2% from the combination of decreased tax exempt income and an increase in our statutory tax rate. Earnings per share were $0.35 for March 2007 compared to $0.32 for the same period last year, an increase of 9.4%, impacted $0.04 per share by the stock offering discussed below.

Our underwritten stock offering in December 2006 increased average earning assets in the first quarter by $23.5 million, producing $304 thousand of increased interest income and net interest income in the first quarter of 2007. The after tax impact on net income was an increase of $198 thousand while the impact on earnings per share was a decrease of $0.04. Most of the interest income impact from investment of the stock offering proceeds is reflected in the interest on federal funds sold line item, which increased $274 thousand.

A flat-to-sometimes-inverted yield curve continues to contribute to higher interest rates on deposits. Loan growth in the first quarter of 2007 was funded by the combination of a $6.0 million increase in deposits and a $4.8 million decrease in federal funds sold. There was no change in the level of Federal Home Loan Bank borrowings during the quarter ended March 31, 2007. Our “Reward Checking” product introduced in the third quarter of 2006 continues to be an important tool in addressing a challenging deposit environment. While that product has a detrimental impact on net interest income, it has increased debit card fee income while decreasing operational expenses. We have also implemented a number of certificate of deposit and IRA deposit specials. Still, deposit growth continues to lag loan growth.

Total assets at March 31, 2007 were $860.8 million, up $77.7 million, or 9.9%, from $783.1 million at March 31, 2006 and up $9.4 million, or 1.1%, from $851.4 million at December 31, 2006. For the quarter, total assets averaged $857.3 million, 10.5% above the first quarter 2006 average of $775.7 million. Total loans, net of unearned income, amounted to $660.7 million at March 31, 2007, an increase of $64.8 million, or 10.9%, from $596.0 million at March 31, 2006, and an increase of $10.2 million, or 1.6%, from $650.5 million at December 31, 2006. Net loans as a percent of total assets were 75.9% at March 31, 2007, as compared to 75.3% at March 31, 2006 and 75.6% at 2006 year-end. Loan demand continues to be strong with the slowdown in first quarter of 2007 reflecting some cyclical impacts on our loan portfolio. Due to our current loan pipeline, we expect increased loan growth in the second quarter of 2007.

At March 31, 2007, the investment portfolio totaled $129.3 million, a decline of $4.1 million from $133.5 million at March 31, 2006 and up $2.2 million, or 1.7%, from $127.2 million at December 31, 2006. The decline in the investment portfolio from March 31, 2007 is primarily related to using investment portfolio cash flow to fund strong loan growth. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. There were $17.6 million of federal funds sold at March 31, 2007, while there were $523 thousand in federal funds sold at March 31, 2006 and $22.4 million at December 31, 2006.

Total deposits of $659.9 million at March 31, 2007 represented an increase of $32.3 million, or 5.2%, from $627.6 million one year ago and an increase of $6.0 million, or 0.9%, from $654.0 million at December 31, 2006. We offer attractive, yet competitive, rates to maintain a strong stable deposit base. At March 31, 2007, noninterest-bearing demand deposits of $97.6 million were flat when compared to $97.5 million at March 31, 2006 and declined $1.6 million from $99.3 million at year end 2006. At March 31, 2007, interest-bearing deposits were up $32.2 million, or 6.1%, at $562.3 compared to $530.1 at March 31, 2006 and up $7.6 million, or 1.4%, compared to year end 2006. The quarter continues the pattern that we have seen for over a year with higher-cost certificates of deposit growing $40.0 million year-over-year while non-maturity interest-bearing and non interest-bearing deposits have decreased $7.6 million.

FHLB borrowings at March 31, 2007 totaled $90.5 million, a $13.6 million, or 17.6%, increase over $76.9 million at March 31, 2006 and no change from December 31, 2006. With loan demand continuing to outpace deposit growth, we expect to continue to expand our earning asset base using the funding source that provides the best risk/return reward characteristics.

SFAS No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets and was ($1.5 million) at March 31, 2007, an improvement of $557 thousand from ($2.2 million) at March 31, 2006 and an improvement of $982 thousand from ($2.5 million) at December 31, 2006. The unrealized (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes. In addition, adoption of SFAS No. 158, relative to the difference in the fair value of pension assets and the expected benefits cost at the end of 2006, added a negative $1.9 million to the Accumulated Other Comprehensive (loss), net line on the Consolidated Balance Sheet.

RESULTS OF OPERATIONS

Net Income

Net income increased 35.9% to $2.1 million for the three months ended March 31, 2007, compared to $1.6 million for the same period in 2006. Diluted earnings per share increased 9.4% to $0.35 for the first quarter of 2007, compared to $0.32 for the same quarter in 2006. Net interest income increased $623 thousand for the quarter ended March 31, 2007, when compared to the same period in 2006. This increase in net interest income for the first quarter 2007 was the result of higher earnings on the loan portfolio from an increase in the loan portfolio balances and rates, a decrease in investment income, an increase of $274 thousand in interest on federal funds sold, all netted against a $1.6 million increase in total funding costs. Loan loss provision of $153 thousand for the quarter increased $40 thousand compared to $113 thousand in the first quarter of 2006, primarily due to growth in the loan portfolio. Noninterest income excluding securities gains was up $200 thousand, or 17.4%, for the quarter when compared to the same period in 2006. This increase comes from a $112 thousand, or 15.6%, increase in service charge income resulting from both rate and volume increases and a $92 thousand, or 21.5%, increase in other noninterest income as the investment and mortgage functions had higher income than for the period ended March 31, 2006. There were no securities gains in the first quarter 2007 compared to a $4 thousand gain in the first quarter of 2006.

Noninterest expense for the three months ended March 31, 2007 decreased $95 thousand or 1.5% to $6.3 million compared to $6.4 million for the same quarter of 2006. Salaries and benefits decreased $69 thousand or 1.8%, as a result of efficiencies from the 2006 conversion to a one-bank holding company. Net occupancy expense rose $39 thousand to $1.0 million compared to $971 thousand in the first quarter of 2006. Occupancy expense was impacted by increased costs associated with the relocation of the leased Air Park branch to a new owned branch at Kings Charter, lower equipment depreciation and higher equipment maintenance costs. Other expenses decreased $95 thousand with a $115 thousand decrease in consulting fees. Without taking the consulting fee into consideration, other operating expense would have increased $20 thousand which is less than a 1% increase from the prior year and which reflects the impact of increasing expense control.

Return on average assets increased to 1.00%, compared to 0.81% in the first quarter of 2006, and return on average equity declined to 9.66% compared to 10.07% for the quarters ended March 31, 2007 and 2006, respectively. Without considering the December 2006 stock offering, ROE would have been 11.92% while ROA would have been 0.93%. As anticipated, the stock offering transaction had a current period positive impact on ROA and a negative impact on ROE.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $8.3 million for the first quarter 2007, a $605 thousand increase over the first quarter of 2006. Average earning assets for the quarter ended March 31, 2007 increased 11.3% to $806.3 million compared to $724.4 million for the same quarter of 2006. Average loans increased 11.8%, average securities decreased 5.5% and average federal funds sold increased $20.0 million when comparing the first quarter of 2007 to the same period in 2006. The fully tax equivalent net interest margin for the three-month period ended March 31, 2007 was 4.15% compared to 4.28% for the quarter ended March 31, 2006. For the quarter, the yield on earning assets was up 44 basis points and the cost of interest bearing liabilities was up 78 basis points, narrowing the spread between the yield on earning assets and the cost of funds. This reflects continued intense competition in loan pricing even as the cost of funding is increasing. Our increase in funding costs is more specifically related to year-over-year increases in interest checking, large dollar certificates of deposit and other certificates of deposit of 94, 86 and 81 basis points, respectively. The cost of money market savings increased 85 basis points while the balances declined $6.8 million. Savings deposit balances fell $23.6 million with a 5 basis point decline in interest rate.

Tax-effective yield on earning assets was 7.07% for the quarter ended March 31, 2007 compared to 6.63% for the same period in 2006. The cost of interest bearing liabilities for the quarter ended March 31, 2007 of 3.55% was an increase of 78 basis points when compared to 2.77% for the quarter ended March 31, 2006. These results are from a continued flat to inverted yield curve where short term interest rates (one year or less) are higher than longer term rates. We believe that depositors resist committing their funds for more than a year, leaving our bank working hard to match longer term assets to the high rate deposits and causing a continued decrease of the net interest margin. We are well aware of the challenge that we face and believe that wholesale funding and development/implementation of new deposit products are ways to manage the margin. We anticipate that a return to a positively sloping yield curve would enhance the margin.

A table that discloses fully tax equivalent net interest income calculations for the quarters ended March 31, 2007 and 2006 follows.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$95,835	$1,182	5.00%	$99,209	$1,180	4.82%
Tax exempt (1)	31,699	474	6.06%	35,741	528	5.99%

Total securities	127,534	1,656	5.27%	134,950	1,708	5.13%
Federal funds sold	23,456	314	5.43%	3,437	40	4.72%
Loans, net of unearned income (2)	655,335	12,090	7.48%	586,037	10,096	6.99%

Total earning assets	806,325	14,060	7.07%	724,424	11,844	6.63%
Less allowance for loan losses	(7,115)			(6,682)
Total non-earning assets	58,102			57,962

Total assets	$857,312			$775,704

Liabilities and Shareholders’ Equity:
Interest bearing deposits
Checking	$94,857	$320	1.37%	$79,956	$84	0.43%
Savings	85,581	257	1.22%	109,227	341	1.27%
Money market savings	41,484	243	2.38%	48,295	182	1.53%
Large dollar certificates of deposit (3)	119,484	1,417	4.81%	96,975	945	3.95%
Other certificates of deposit	217,029	2,354	4.40%	194,899	1,724	3.59%

Total interest-bearing deposits	558,435	4,591	3.33%	529,352	3,276	2.51%
Federal funds purchased	—	—	0.00%	3,609	40	4.49%
Other borrowings	104,421	1,210	4.70%	79,966	874	4.43%

Total interest-bearing liabilities	662,856	5,801	3.55%	612,927	4,190	2.77%
Noninterest-bearing liabilities
Demand deposits	95,478			94,312
Other liabilities	10,504			6,006

Total liabilities	768,838			713,245
Shareholders’ equity	88,474			62,459

Total liabilities and shareholders’ equity	$857,312			$775,704

	—			—
Net interest income		$8,259			$7,654

Interest rate spread (4)			3.52%			3.86%
Interest expense as a percent of average earning assets			2.92%			2.35%
Net interest margin (5)			4.15%			4.28%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains on securities sales was $1.3 million for the first quarter of 2007 compared to $1.1 million for the same quarter in 2006. Service charges on deposit accounts for the quarter ended March 31, 2007 were $830 thousand, compared to $718 thousand for the comparable period in 2006. Other operating income increased to $519 thousand for the quarter, compared to $427 thousand for the three months ended March 31, 2006. Service charge increases were from a combination of rate and volume increases. Other operating income increases on a year-to-date basis were primarily impacted by an $81 thousand increase from our joint venture investment in EVB Mortgage, LLC.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense decreased $95 thousand, or 1.5%, from $6.4 million for the first quarter of 2006 to $6.3 million for the three months ended March 31, 2007. Noninterest expense changes included increases of 4.0% in occupancy expense, 35.4% in marketing expense and 6.8% in other expenses, offset by decreases of 1.8% in salary and benefit expense, 48.7% in data processing expense and 45.5% in consulting fees. The marketing increase represents the cost of promoting our “Reward Checking” product and providing our markets an awareness of EVB. Consulting fees and other expenses are down as a result of efficiencies from the 2006 conversion to a one-bank holding company.

Total salary and benefits expense of $3.7 million in the first quarter of 2007 represented a decrease of $69 thousand, or 1.8%, compared to the first quarter of 2006. Net occupancy and equipment expense increased $39 thousand to $1.0 million for the quarter ended March 31, 2007 compared to the same period in 2006. This was primarily from equipment enhancements and the new building for the relocation of the Air Park branch in Hanover County.

Other noninterest expenses as a whole decreased $65 thousand to $1.6 million for the first quarter of 2007 from $1.7 million for the same period in 2006. A consulting expense decrease of $115 thousand and a data processing expense decrease of $74 thousand more than offset increases of $52 thousand in marketing and advertising and $66 thousand in other operating expenses. The largest changes in the other operating expenses were a result of a $32 thousand increase in education/training and a $30 thousand increase in the Virginia franchise tax accrual.

Income Taxes

Income tax expense for the quarter ended March 31, 2007 was $924 thousand, compared to $603 thousand for the same period in 2006. The effective tax rate for the quarter was 30.5%, an increase from 28.0% in 2006 first quarter. The increase in the effective tax rate is caused by a combination of growth that has increased our statutory tax rate from 34% to 35% on taxable income and a decrease in the percentage of tax exempt income compared to total income.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties, were $2.4 million at March 31, 2007, $2.9 million at December 31, 2006 and $1.8 million at March 31, 2006. Nonperforming assets are composed largely (96.4%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $91 thousand for the first quarter of 2007 compared to $87 thousand for the same quarter in 2006. while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.06% for the first quarter of both 2007 and 2006. Full year 2006 net charge-offs were $275 thousand, or

0.04%, of average loans. The ratio of nonperforming loans to total loans at March 31, 2007 was 0.36%, down from 0.45% at December 31, 2006 and up from 0.31% at March 31, 2006. These continued strong numbers reflect the emphasis that management places on credit quality management.

The allowance for loan losses of $7.1 million at March 31, 2007 increased $486 thousand when compared to $6.6 million at March 31, 2006 and was up moderately from $7.0 million at December 31, 2006. This reasonably flat balance in the allowance reflects strong asset quality over the prior year and first quarter of 2007 as increases to the provision reflected the inherent strength of new loans as well as a decline in impaired loans and their associated specific reserves from the March 31, 2006 level. The ratio of allowance for loan losses to total loans was 1.08% at March 31, 2007 and at 2006 year-end and 1.11% at March 31, 2006. The allowance for loan losses at March 31, 2007 included $819 thousand of specific impaired loan reserves.

At March 31, 2007, the Company reported $4.3 million in impaired loans, an increase of $634 thousand from $3.7 million at December 31, 2006 and a decrease of $9.2 million from $13.5 million at March 31, 2006. The average balance of impaired loans for the three months ended March 31, 2007 was $4.0 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

(Dollars in thousands)	March 31 2007	December 31 2006	March 31 2006

Nonaccrual loans	$1,414	$1,400	$868
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	977	1,504	970

Total nonperforming loans	$2,391	$2,904	$1,838
Other real estate owned	—	—	—

Total nonperforming assets	$2,391	$2,904	$1,838
Nonperforming assets to total loans and other real estate	0.36%	0.45%	0.31%
Allowance for loan losses to nonaccrual loans	503.22%	503.52%	763.58%
Net charge-offs to average loans for the year	0.06%	0.04%	0.06%
Allowance for loan losses to period end loans	1.08%	1.08%	1.11%

LIQUIDITY

Liquidity represents our ability to meet present and future deposit withdrawals, to fund loans, to maintain reserve requirements and to operate the organization. To meet our liquidity needs, we maintain cash reserves and have an adequate flow of funds from maturing loans, securities and short-term investments. In addition, our subsidiary bank maintains borrowing arrangements with major regional banks and with the Federal Home Loan Bank (“FHLB”). We consider our sources of liquidity to be sufficient to meet our estimated liquidity needs.

While there were no net FHLB borrowing changes during the first quarter of 2007, we did replace a $25 million called loan with two separate loan structures that diversify interest rate risk. We have made it a practice to fund growth at times with FHLB borrowings if the rates were below our interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly but overall give us an acceptable spread and funding rate. We have relied on FHLB borrowings to support our growth at times in the past. We will continue to evaluate funding opportunities as necessary to support future growth. These were the only changes to our contractual obligations that would impact liquidity since the 2006 Form 10-K disclosure. At March 31, 2007, we had immediate available credit with the FHLB of $81.8 million and with nonaffiliated banks of $20 million. See Note 7 for further FHLB information.

There have been no material changes in off-balance sheet arrangements that would impact liquidity since the 2006 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

Our risk-based capital position at March 31, 2007 was $96.8 million, or 15.06% of risk-weighted assets, for Tier 1 capital and $103.9 million, or 16.17%, for total risk based capital. Our Tier 1 leverage ratio at March 31, 2007 was 11.40%. These ratios are all up slightly from the comparable year end ratios of 15.04%, 16.15% and 11.57%, respectively. Enhancing our capital ratios to support future growth was the primary reason for the December 2006 registered stock offering. One year ago at March 31, 2006 these ratios were a much more modest 11.73%, 12.88% and 8.80%, respectively.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies, including us, are required to have Tier 1 capital of at least 4% and total capital of at least 8%.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you to be aware of the speculative nature of “forward-looking statements.” These statements are not guarantees of performance or results. Statements that are not historical in nature, including statements that include the words “may,” “anticipate,” “estimate,” “could,” “should,” “would,” “will,” “plan,” “predict,” “project,” “potential,” “expect,” “believe,” “intend,” “continue,” “assume” and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance. Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Form 10-Q, including the following:

•	changes in the interest rates affecting our deposits and our loans;

•	the loss of any of our key employees;

•

changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;

•	the strength of the economy in our target market area, as well as general economic, market, or business conditions;

•

changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

•	an insufficient allowance for loan losses as a result of inaccurate assumptions;

•	our ability to manage growth;

•	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;

•	our ability to assess and manage our asset quality;

•	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;

•	our ability to maintain internal control over financial reporting;

•	our ability to raise capital as needed by our business;

•

our reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	changes in laws, regulations and the policies of federal or state regulators and agencies; and

•	other circumstances, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this filing are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should refer to risks detailed under the “Risk Factors” section included in our Form 10-K for the period ending December 31, 2006 and otherwise included in our periodic and current reports filed with the Securities and Exchange Commission for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2006 year end as disclosed in the 2006 Form 10-K.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that our disclosure controls and procedures were effective as of the end of such period. In addition, while we have reorganized and centralized many functions over the last year, we have maintained the control points that have been established. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks has had a positive impact on internal controls by decreasing the number of banks and accounts.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 6. Exhibits

Exhibit 3.1	-	Bylaws of the Company, as amended through March 15, 2007, incorporated by reference to the Current Report on Form 8-K filed on March 23, 2007

Exhibit 31.1	–	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	–	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	-	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	–	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: May 4, 2007

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer