Form 10-Q
period 2007-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2007-08-03
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 6,051,161.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30 2007	December 31 2006
	(unaudited)
Assets:
Cash and due from banks	$16,269	$14,004
Federal funds sold	178	22,411
Securities available for sale, at fair value	144,340	127,167
Loans, net of unearned income	682,799	650,492
Allowance for loan losses	(7,205)	(7,051)

Total loans, net	675,594	643,441
Deferred income taxes	4,545	4,498
Bank premises and equipment, net	17,262	16,906
Other real estate	—	—
Goodwill	5,725	5,725
Other assets	13,739	13,114

Total assets	$881,903	$851,398

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$99,433	$99,253
Interest-bearing deposits	560,396	554,726

Total deposits	659,829	653,979
Federal funds purchased	6,978	—
Federal Home Loan Bank advances	99,786	90,500
Trust preferred debt	10,310	10,310
Accrued interest payable	3,481	2,278
Other liabilities	10,960	6,524

Total liabilities	791,344	763,591

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 6,089,020 and 6,083,294, respectively	12,189	12,166
Surplus	21,309	21,276
Retained earnings	61,518	58,731
Accumulated other comprehensive (loss), net	(4,457)	(4,366)

Total shareholders’ equity	90,559	87,807

Total liabilities and shareholders’ equity	$881,903	$851,398

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Interest and Dividend Income
Loans and fees on loans	$12,564	$10,876	$24,654	$20,972
Interest on investments:
Taxable interest income	1,164	1,106	2,264	2,240
Tax exempt interest income	335	364	664	731
Dividends	125	87	207	131
Interest on federal funds sold	186	36	500	76

Total interest and dividend income	14,374	12,469	28,289	24,150

Interest Expense
Deposits	4,801	3,481	9,392	6,757
Federal funds purchased	5	39	5	79
Interest on FHLB advances	1,094	782	2,096	1,474
Interest on trust preferred debt	207	204	415	386

Total interest expense	6,107	4,506	11,908	8,696

Net interest income	8,267	7,963	16,381	15,454
Provision for Loan Losses	150	204	303	317

Net interest income after provision for loan losses	$8,117	$7,759	$16,078	$15,137
Noninterest Income
Service charges and fees on deposit accounts	907	825	1,737	1,543
Gain on sale of available for sale securities, net	—	27	—	31
Gain on sale of OREO or fixed assets	—	26	—	26
Other operating income	570	427	1,089	854

Total noninterest income	1,477	1,305	2,826	2,454

Noninterest Expenses
Salaries and benefits	3,516	3,591	7,180	7,324
Net occupancy and equipment expense	1,029	986	2,039	1,957
Consultant fees	158	188	296	441
Telephone	150	138	297	279
Marketing and advertising	296	345	495	492
Other operating expenses	1,225	1,315	2,345	2,443

Total noninterest expenses	6,374	6,563	12,652	12,936

Income before income taxes	3,220	2,501	6,252	4,655
Income Tax Expense	905	700	1,829	1,303

Net income	$2,315	$1,801	$4,423	$3,352

Earnings per share, assuming dilution	$0.38	$0.37	$0.73	$0.68
Dividends per share	$0.16	$0.16	$0.32	$0.31

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30
	2007	2006
Cash Flows from Operating Activities
Net income	$4,423	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and investment amortization/accretion, net	990	1,215
Provision for loan losses	303	317
(Gain) realized on available for sale securities	—	(31)
(Gain on sale of fully depreciated fixed assets	—	(26)
(Increase) in other assets	(672)	(1,216)
Increase in other liabilities	5,639	990

Net cash provided by operating activities	10,683	4,601
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	1,298
Proceeds from maturities, calls, and paydowns of securities	3,552	5,288
Purchase of debt securities	(20,597)	—
Purchase of restricted stock	(375)	(1,436)
Net increase in loans	(32,456)	(37,930)
Sale of fixed assets	—	26
Purchases of bank premises and equipment	(1,309)	(684)

Net cash used in investing activities	(51,185)	(33,438)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	4,646	(18,791)
Net increase in certificates of deposit	1,204	15,252
Issuance of common stock under dividend reinvestment plan	205	194
Stock based compensation	126	100
Stock options exercised	37	13
Dividends declared	(1,948)	(1,522)
Increase in federal funds purchased	6,978	(6,822)
Increase in FHLB advances	9,286	39,286

Net cash provided by financing activities	20,534	27,710

Increase (decrease) in cash and cash equivalents	(19,968)	(1,127)
Cash and cash equivalents
Beginning of period	36,415	21,516

End of period	$16,447	$20,389

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$13,112	$8,801
Income taxes	$2,084	$1,832
Loans transferred to other real estate owned	$—	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, or “our”) at June 30, 2007. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Our amortized cost and estimated fair values of securities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$38,754	$13	$526	$38,241
Mortgage-backed securities	26,699	1	1,009	25,691
State and political subdivisions	36,503	142	564	36,081
Corporate, CMO and other securities	39,095	26	1,956	37,165
Restricted securities	7,162	—	—	7,162

Total	$148,213	$182	$4,055	$144,340

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$31,596	$32	$496	$31,132
Mortgage-backed securities	29,253	5	701	28,557
State and political subdivisions	32,429	352	1,844	30,937
Corporate, CMO and other securities	30,836	37	1,119	29,754
Restricted securities	6,787	—	—	6,787

Total	$130,901	$426	$4,160	$127,167

There are no securities classified as “Held to Maturity”.

At June 30, 2007, investments in an unrealized loss position that were temporarily impaired were as follows:

	June 30, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$3,638	$9	$27,611	$517	$31,249	$526
Mortgage-backed securities	483	10	35,093	1,385	35,576	1,395
State and political subdivisions	10,649	73	7,952	491	18,601	564
Corporate, CMO and other securities	1,774	278	9,548	1,292	11,322	1,570

	$16,544	$370	$80,204	$3,685	$96,748	$4,055

Bonds with unrealized loss positions of less than 12 months duration at June 30, 2007 included 4 federal agencies, 1 corporate bond, 2 mortgage-backed securities, 2 federal agency preferred stocks and 31 municipal bonds. Securities with losses of 12 months or greater duration included 30 federal agencies, 44 mortgage-backed securities, 12 corporate bonds, 23 municipal bonds, 3 collateralized mortgage obligations (“CMO”) and 1 federal agency preferred stock. The unrealized loss positions at June 30, 2007 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit Corp. contained unrealized loss positions because these securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. As of June 30, 2007, we held $3.3 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp. bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the unrealized loss is temporary.

At December 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$—	$—	$29,123	$496	$29,123	$496
Mortgage-backed securities	—	—	28,016	728	28,016	728
State and political subdivisions	3,680	22	4,718	1,822	8,398	1,844
Corporate, CMO and other securities	—	—	20,756	1,092	20,756	1,092

	$3,680	$22	$82,613	$4,138	$86,293	$4,160

3.	Our loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) June 30 2007	(audited) December 31 2006	(unaudited) June 30 2006
Commercial, industrial and agricultural loans	$58,028	$59,859	$58,792
Residential real estate mortgage loans	303,509	288,114	267,323
Real estate construction loans	90,220	85,910	71,173
Commercial real estate loans	178,034	164,948	162,824
Consumer loans	51,655	51,446	51,717
All other loans	1,404	305	240

Total loans	682,850	650,582	612,069
Less unearned income	(51)	(90)	(180)

Total loans net of unearned discount	682,799	650,492	611,889
Less allowance for loan losses	(7,205)	(7,051)	(6,792)

Net loans	$675,594	$643,441	$605,097

We had $2.2 million in non-performing loans at June 30, 2007 that included $1.1 million in loans past due 90 days or more but still accruing and $1.0 million in nonaccrual loans.

4.	Our allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	(unaudited) June 30 2007	(audited) December 31 2006	(unaudited) June 30 2006
Balance January 1	$7,051	$6,601	$6,601
Provision charged against income	303	725	317
Recoveries of loans charged off	261	495	265
Loans charged off	(410)	(770)	(391)

Balance at end of period	$7,205	$7,051	$6,792

Following is a summary pertaining to impaired loans:

	June 30 2007	December 31 2006
	(in thousands)
Impaired loans for which an allowance has been provided	$4,014	$3,653

Allowance related to impaired loans	$713	$601

Average balance of impaired loans	$4,031	$11,927

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $485 thousand and $103 thousand at June 30, 2007 and December 31, 2006, respectively.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) June 30 2007	(audited) December 31 2006	(unaudited) June 30 2006
Amortizing advances	$4,286	$5,000	$5,714
Convertible advances	95,500	85,500	85,500

Total advances	$99,786	$90,500	$91,214

The table presented below shows the maturities and potential call dates of FHLB advances. All but $4.3 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2007	$714	3.15%	$22,000	4.77%
2008	1,429	3.15%	30,000	4.43%
2009	1,429	3.15%	25,000	4.32%
2010	5,714	5.57%	18,500	4.02%
2011	10,000	5.01%	—
2015	20,500	3.78%	—
2016	10,000	4.85%	—
2017	50,000	4.36%	—

Total	$99,786	4.38%	$95,500	4.40%

6.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three and six month periods ended June 30, 2007 and June 30, 2006.

	Three Months Ended
	June 30, 2007		June 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,092,168	$0.38	4,912,868	$0.37
Effect of dilutive securities, stock options	7,891	0.00	15,036	0.00

Diluted earnings per share	6,100,059	$0.38	4,927,904	$0.37

	Six Months Ended
	June 30, 2007		June 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,089,030	$0.73	4,910,342	$0.68
Effect of dilutive securities, stock options	8,494	0.00	14,443	0.00

Diluted earnings per share	6,097,524	$0.73	4,924,785	$0.68

At June 30, 2007 and 2006, respectively, options to acquire 145,112 shares and 29,525 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

7.	On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors to increase their personal financial interest in our company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to 400,000 shares of common stock. There are 151,243 shares still available under that Plan.

On April 19, 2007, our shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan to enhance our ability to recruit and retain officers, directors and employees with ability and initiative and to encourage such persons to have a greater financial interest in the company. That Plan authorizes the Company to issue up to 400,000 additional shares of common stock. No awards have been issued under this Plan.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. We had already adopted SFAS No. 123 in 2002 and began recognizing compensation expense for stock option grants in that year, as all such grants had an exercise price not less than the fair market value on the date of the grant.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of SFAS 123R that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance of participant’s actual retirement.

For the three and six month periods ended June 30, 2007 and 2006, stock option compensation expense of $63 thousand and $126 thousand for 2007, and $47 thousand and $100 thousand for 2006 were included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through June 30, there have been no awards issued in 2007. The weighted average estimated fair value of stock options granted in the years 2006, 2005 and 2004 was $5.40, $5.31 and $5.78, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

	2006	2005	2004
Dividend rate:	2.97%	2.76%	2.78%
Price Volatility	22.94%	23.61%	24.99%
Risk-free interest rate	4.65%	4.13%	4.95%
Expected life:	10 Years	10 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock since our inception in December 1997 by dividing the quarterly dividend by the average closing price of the stock for the quarter. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the 10 year Treasury strip rate on the date of the grant. The expected life is 10 years, but could be shorter in the event of a change in control of the company or if a participant reaches his or her full retirement age of 65.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	213,832	$21.19
Granted	—
Exercised	(2,320)	16.10
Forfeited	(1,500)	20.86

Outstanding at June 30 2007	210,012	$21.25	7.65	$352
Options exercisable at June 30, 2007	22,625	16.10	4.75	$133

As of June 30, 2007, there was $477 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 1.99 years. There were no options granted in the three- or six-month periods ended June 30, 2007 or 2006. There were 1,095 shares exercised in the three months and 2,320 shares exercised in the six months ended June 30, 2007 at an average price of $16.10 providing cash proceeds of $18 thousand and $37 thousand, respectively. Those shares had an intrinsic value at time of exercise of $7 thousand and $15 thousand, respectively. There were no shares exercised or exercisable in the first six months of 2006.

8.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$373	$350	$746	$700
Interest cost	196	179	392	358
Expected return on plan assets	(189)	(163)	(378)	(326)
Amortization of prior service cost	6	5	11	10
Amortization of net obligation at transition	1	1	2	2
Recognized net actuarial loss	20	33	40	66

Net periodic benefit cost	$407	$405	$813	$810

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

9.	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are in the process of evaluating the impact SFAS 159 may have on our consolidated financial statements.

10.	The following table displays detail of comprehensive income for the three and six month periods ended June 30, 2007 and 2006:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$2,315	$1,801	$4,423	$3,352
Unrealized (losses) on securities available for sale, net of tax expense	(1,073)	(1,578)	(91)	(1,979)
Less: reclassification adjustment, net of tax	—	(18)	—	(20)

Total comprehensive income	$1,242	$205	$4,332	$1,353

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about our major components of the results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the 2006 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We evaluate non-performing loans individually for impairment as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5.

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

OVERVIEW

June 30, 2006 year-to-date net income increased $1.1 million or 32.0%. Net income for the quarter ended June 30, 2007 was a record $2.3 million, an increase of $514 thousand or 28.5% compared to second quarter 2006 net income of $1.8 million. Increases in net interest income of 3.8% and noninterest income of 13.2% and a decline of 2.9% in noninterest expense aided the net income growth. Net interest income increased $304 thousand for the quarter ended June 30, 2007, compared to the same period in 2006. This increase was the result of continued loan growth that increased interest income on loans by $1.7 million, to $12.6 million for the second quarter of 2007 compared to $10.9 million in the second quarter of 2006. Income from the securities portfolio increased $67 thousand for the second quarter and $33 thousand year-to-date, the result of an increase in yield on the portfolio for both periods. Interest expense on deposits and other borrowings increased $1.6 million for the second quarter of 2007 compared to the second quarter of 2006. Noninterest income increased $172 thousand largely as a result of increased deposit service charge fees of $82 thousand, an increase in debit/credit card fees of $67 thousand and a $46 thousand increase in income from the our investment in our mortgage and investment subsidiaries, all comparing the second quarter of 2007 to the second quarter of 2006. Noninterest expense decreased $189 thousand in the second quarter of 2007, compared to the quarter ended June 30, 2006. Tax expense increased $205 thousand or 29.3% from the combination of decreased tax exempt income and an increase in our statutory tax rate in the second quarter of 2007, compared to the second quarter of 2006. Earnings per share were $0.38 for the quarter ended June 30, 2007, compared to $0.37 for the comparable period last year, an increase of 2.7%. While net income for the quarter increased 28.5% and 32.0%, respectively, earnings per share increased a lesser amount because of the dilutive effect of the December 2006 stock offering, discussed below.

Our underwritten stock offering in December 2006 increased average earning assets in the second quarter of 2007 by $23.5 million, producing $308 thousand of increased interest income and net interest income in the second quarter of 2007. The after tax impact on net income was an increase of $218 thousand while the impact on earnings per share was a decrease of $0.04. Much of the interest income impact from investment of the stock offering proceeds is reflected in the interest on federal funds sold line item, which increased $150 thousand while interest expense on federal funds purchased decreased $34 thousand from the second quarter of 2006.

A flat-to-sometimes-inverted yield curve continues to contribute to higher interest rates on deposits. Loan growth in the second quarter of 2007 was funded by the combination of a $9.3 million increase in Federal Home Loan Bank borrowings and a $17.5 million decrease in federal funds sold, which also helped fund additions to the investment portfolio. Our “Reward Checking” product introduced in the third quarter of 2006 continues to be an important tool in addressing a challenging deposit environment. While the 5.01% interest rate on that product has a detrimental impact on net interest income, it has increased debit card fee income while decreasing operational expenses. We have also implemented a number of certificate of deposit and IRA deposit specials. Still, deposit growth continues to lag loan growth.

Total assets at June 30, 2007 were $881.9 million, up $87.9 million, or 11.1%, from $794.0 million at June 30, 2006 and up $30.5 million, or 3.6%, from $851.4 million at December 31, 2006. For the quarter, total assets averaged $871.7 million, 11.3% above the second quarter 2006 average of $783.0 million. Total loans, net of unearned income, amounted to $682.8 million at June 30, 2007, an increase of $70.9 million, or 11.6%, from $611.9 million at June 30, 2006, and an increase of $32.3 million, or 5.0%, from $650.5 million at December 31, 2006. Net loans as a percent of total assets were 76.6% at June 30, 2007, as compared to 76.2% at June 30, 2006 and 75.6% at 2006 year-end. Loan demand was strong in the second quarter of 2007, compared to the cyclical slowdown in first quarter of 2007.

At June 30, 2007, the investment portfolio totaled $144.3 million, an increase of $17.3 million from $127.0 million at June 30, 2006 and up $17.2 million, or 13.5%, from $127.2 million at December 31, 2006. In June we took advantage of attractive yields to add both taxable and tax exempt investments to the portfolio. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. There was a net of $6.8 million of federal funds purchased at June 30, 2007, while there was $2.3 million in federal funds sold at June 30, 2006 and $22.4 million in federal funds sold at December 31, 2006.

Total deposits of $659.8 million at June 30, 2007 represented an increase of $35.0 million, or 5.6%, from $624.8 million one year ago and an increase of $5.9 million, or 0.9%, from $654.0 million at December 31, 2006. We offer attractive, yet competitive, rates to maintain a strong stable deposit base. At June 30, 2007, noninterest-bearing demand deposits of $99.4 million were down $4.1 million when compared to $103.5 million at June 30, 2006 and up $180 thousand from $99.3 million at year end 2006. At June 30, 2007, interest-bearing deposits were up $39.1 million, or 7.5%, at $560.4 million compared to $521.3 million at June 30, 2006 and up $5.7 million, or 1.0%, compared to year end 2006. The quarter continues the pattern that we have seen for over a year with higher-cost certificates of deposit growing $37.2 million year-over-year while non-maturity interest-bearing and non interest-bearing deposits have decreased $2.2 million.

FHLB borrowings at June 30, 2007 totaled $99.8 million, an $8.6 million, or 9.4%, increase over $91.2 million at June 30, 2006 and up $9.3 million from $90.5 million at December 31, 2006. With loan demand continuing to outpace deposit growth, we expect to continue to expand our earning asset base using the funding source that provides the best risk/return reward characteristics.

SFAS No. 115, discussed in the 2006 Form 10-K, requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets and was ($2.6 million) at June 30, 2007, an improvement of $1.2 million from ($3.8 million) at June 30, 2006 and a deterioration of $91 thousand from ($2.5 million) at December 31, 2006. The unrealized (loss) on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes. In addition, adoption of SFAS No. 158, relative to the difference in the fair value of pension assets and the expected benefits cost at the end of 2006, added a negative $1.9 million to the Accumulated other comprehensive (loss), net line on the Consolidated Balance Sheet in the fourth quarter of 2006.

RESULTS OF OPERATIONS

Net Income

Net income increased 28.5% to $2.3 million for the three months ended June 30, 2007, compared to $1.8 million for the same period in 2006. Diluted earnings per share increased 2.7% to $0.38 for the second quarter of 2007, compared to $0.37 for the same quarter in 2006. Net interest income increased $304 thousand for the quarter ended June 30, 2007, when compared to the same period in 2006. This increase in net interest income for the second quarter 2007 was the result of higher earnings on the loan portfolio, the result of an increase in the loan portfolio balances and rates, an increase in investment income and an increase of $150 thousand in interest on federal funds sold, all netted against a $1.6 million increase in total funding costs. Loan loss provision of $150 thousand for the quarter decreased $54 thousand compared to $204 thousand in the second quarter of 2006, due to strong asset quality that decreased the calculated reserve in the risk-based allowance calculation. Noninterest income excluding securities gains was up $172 thousand, or 13.2%, for the quarter when compared to the same period in 2006. This increase comes from an $82 thousand, or 9.9%, increase in service charge income resulting from both rate and volume increases and a $67 thousand, or 53.2%, increase in debit/credit card income and a $25 thousand, or 31.3%, increase in investment services income compared to the second quarter 2006.

Noninterest expense for the three months ended June 30, 2007 decreased $189 thousand or 2.9% to $6.4 million compared to $6.6 million for the same quarter of 2006. Salaries and benefits decreased $75 thousand or 2.1%, as a result of efficiencies from the 2006 conversion to a one-bank holding company. Net occupancy expense rose $43 thousand to $1.0 million compared to $986 thousand in the second quarter of 2006. Occupancy expense was impacted by increased costs associated with the relocation of the leased Air Park branch to a new owned branch at Kings Charter. Other expenses decreased $156 thousand with a $55 thousand decrease in data processing, a $51 thousand decrease in director fees and a $44 thousand decrease in marketing.

Net income for the six months ended June 30, 2007 increased $1.1 million, or 32.0%, to $4.42 million from $3.35 million in the first six months of 2006. Year-to-date net interest income increased $927 thousand or 6.0%. Provision for loan losses decreased $14 thousand or 4.4% based on improved credit quality impacting the risk-based allowance calculation. Noninterest income excluding securities gains and losses increased $403 thousand or 16.6%. Noninterest expense decreased $284 thousand or 2.2%. The decrease in noninterest expense is a direct result of the April 2006 conversion to a one-bank holding company as salaries and benefits decreased $144 thousand and consulting fees decreased $145 thousand, both compared to the six months ended June 30, 2006.

Return on average assets (ROA) increased to 1.07%, compared to 0.92% in the second quarter of 2006, and return on average equity (ROE) declined to 10.26% compared to 11.54% for the quarters ended June 30, 2007 and 2006, respectively. Year-to-date, ROA increased to 1.03%, compared to 0.87% in the six months ended June 30, 2006 while ROE declined to 9.97% compared to 10.81% for the same six-month periods. As anticipated, the stock offering transaction in late 2006 had a current period positive impact on ROA and a negative impact on ROE.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $8.4 million for the second quarter of 2007, a $291 thousand increase over the second quarter of 2006. When comparing the second quarter of 2007 to the same quarter in 2006, average earning assets increased 11.7% to $820.4 million compared to $734.7 million, average loans increased 12.2%, average securities increased 0.7% and average federal funds sold increased $11.4 million, or 271.0%. The fully tax equivalent net interest margin for the three-month period ended June 30, 2007 was 4.11% compared to 4.43% for the quarter ended June 30, 2006. For the quarter, the yield on earning assets was up 21 basis points to 7.10%, compared to 6.89% for the second quarter of 2006, and the cost of interest bearing liabilities was up 70 basis points to 3.64% from 2.94% in the same period in 2006, narrowing the spread between the yield on earning assets and the cost of funds. This reflects continued intense competition in loan pricing even as the cost of funding is increasing. Our increase in funding costs is more specifically related to year-over-year increases in interest checking, large dollar certificates of deposit and other certificates of deposit of 138, 73 and 75 basis points, respectively. The cost of money market savings increased 28 basis points while the average balances declined $5.4 million. Savings deposit average balances fell $20.4 million with a 6 basis point decline in interest rate.

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

Comparing the six months ended June 30, 2007 to the same period in 2006, net interest income on a fully tax-equivalent basis of $16.7 million increased $898 thousand, average earning assets increased $83.8 million, or 11.5% from $729.6 million to $813.4 million, and average loans increased $71.4 million, or 12.0%, average securities decreased 2.5%, and federal funds sold increased $15.7 million to $18.9 million. The fully tax-equivalent net interest margin for the six-month period ended June 30, 2007 was 4.13%, compared to 4.36% for the six months ended June 30, 2006. The decrease in net interest margin is a direct result of the cost of interest-bearing funds increasing 73 basis points while the yield on earning assets was increasing only 33 basis points. We anticipate continued pressure on the net interest margin as we utilize more match-funding strategies and concentrate on bottom-line net income.

Tables that disclose fully tax equivalent net interest income calculations for the three- and six-month periods ended June 30, 2007 and 2006 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$98,240	$1,289	5.26%	$94,833	$1,193	5.05%
Tax exempt (1)	32,603	482	5.93%	35,158	524	5.98%

Total securities	130,843	1,771	5.43%	129,991	1,717	5.30%
Federal funds sold	14,483	186	5.15%	3,075	36	4.70%
Loans, net of unearned income (2)	675,107	12,564	7.46%	601,623	10,876	7.25%

Total earning assets	820,433	14,521	7.10%	734,689	12,629	6.89%
Less allowance for loan losses	(7,205)			(6,723)
Total non-earning assets	58,437			55,079

Total assets	$871,665			$783,045

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$100,389	$422	1.69%	$78,588	$60	0.31%
Savings	83,090	248	1.20%	103,455	325	1.26%
Money market savings	40,358	241	2.40%	45,800	242	2.12%
Large dollar certificates of deposit (3)	120,017	1,452	4.85%	97,909	1,005	4.12%
Other certificates of deposit	217,682	2,438	4.49%	198,215	1,849	3.74%

Total interest-bearing deposits	561,536	4,801	3.43%	523,967	3,481	2.66%
Federal funds purchased	336	5	0.00%	3,026	39	5.17%
Other borrowings	111,646	1,301	4.67%	87,747	986	4.51%

Total interest-bearing liabilities	673,518	6,107	3.64%	614,740	4,506	2.94%
Noninterest-bearing liabilities
Demand deposits	96,850			99,306
Other liabilities	10,770			6,393

Total liabilities	781,138			720,439
Shareholders’ equity	90,527			62,606

Total liabilities and shareholders’ equity	$871,665			$783,045

Net interest income		$8,414			$8,123

Interest rate spread (4)			3.46%			3.95%
Interest expense as a percent of average earning assets			2.99%			2.46%
Net interest margin (5)			4.11%			4.43%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The tax equivalent adjustment for the quarter is $147 thousand, compared to $160 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months Ended June 30
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$97,044	$2,471	5.13%	$97,009	$2,371	4.93%
Tax exempt (1)	32,153	956	6.00%	35,448	1,052	5.98%

Total securities	129,197	3,427	5.35%	132,457	3,423	5.21%
Federal funds sold	18,945	500	5.32%	3,255	76	4.71%
Loans, net of unearned income (2)	665,276	24,654	7.47%	593,873	20,972	7.12%

Total earning assets	813,418	28,581	7.09%	729,585	24,471	6.76%
Less allowance for loan losses	(7,160)			(6,703)
Total non-earning assets	58,270			56,513

Total assets	$864,528			$779,395

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$97,638	$742	1.53%	$79,268	$144	0.37%
Savings	84,329	504	1.21%	106,325	666	1.26%
Money market savings	40,917	483	2.38%	47,041	424	1.82%
Large dollar certificates of deposit (3)	119,752	2,861	4.82%	97,444	1,951	4.04%
Consumer certificates of deposit	217,358	4,802	4.46%	196,566	3,572	3.66%

Total interest-bearing deposits	559,994	9,392	3.38%	526,644	6,757	2.59%
Federal funds purchased	169	5	5.97%	3,316	79	4.80%
Other borrowings	108,053	2,511	4.69%	83,878	1,860	4.47%

Total interest-bearing liabilities	668,216	11,908	3.59%	613,838	8,696	2.86%
Noninterest-bearing liabilities
Demand deposits	96,167			96,823
Other liabilities	10,639			6,201

Total liabilites	775,022			716,862

Shareholders’ equity	89,506			62,533

Total liabilities and shareholders’ equity	$864,528			$779,395

Net interest income		$16,673			$15,775

Interest rate spread (4)			3.49%			3.91%
Interest expense as a percent of average earning assets			2.95%			2.40%
Net interest margin (5)			4.13%			4.36%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The tax equivalent adjustment for the six months is $292 thousand, compared to $321 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains on securities sales was $1.5 million for the second quarter of 2007 compared to $1.3 million for the same quarter in 2006. Service charges on deposit accounts for the quarter ended June 30, 2007 were $907 thousand, compared to $825 thousand for the comparable period in 2006. Other operating income increased to $570 thousand for the quarter, compared to $427 thousand for the three months ended June 30, 2006. Service charge increases were from a combination of rate and volume increases. Other operating income increases for the second quarter were highlighted by a $67 thousand, or 53.2%, increase in debit/credit card fee income and a $25 thousand, or 31.3%, increase in investment services income.

Noninterest income excluding net realized gains on securities sales was $2.8 million for the six months ended June 30, 2007, compared to $2.4 million in the first half of 2006. This increase was primarily impacted by a $194 thousand, or 12.6%, increase in service charges on deposit accounts, a $115 thousand, or 51.6%, increase in debit/credit card fees and a $93 thousand, or 110.7%, increase from our EVB Mortgage joint venture.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense decreased $189 thousand, or 2.9%, from $6.6 million for the second quarter of 2006 to $6.4 million for the three months ended June 30, 2007. Noninterest expense changes included increases of $43 thousand in occupancy expense, and $108 thousand in other expenses, more than offset by decreases of $75 thousand in salary and benefit expense, $55 thousand in data processing expense, $51 thousand in director fees, $49 thousand in marketing and $30 thousand in consulting fees. Consulting fees and other expenses are down as a result of efficiencies from the 2006 conversion to a one-bank holding company. The occupancy expense increase was primarily from equipment enhancements and the new building for the relocation of the Air Park branch in Hanover County.

For the six-month period ended June 30, 2007, noninterest expense was down $284 thousand or 2.20% to $12.65 million from $12.94 million in the first half of 2006. The primary expense decreases were $144 thousand in salaries and benefits, $145 thousand in consultant fees and $129 thousand in data processing. The largest category of increase was occupancy expense, up $82 thousand, or 4.2%, from the relocation discussed in the previous paragraph.

Income Taxes

Income tax expense for the quarter ended June 30, 2007 was $905 thousand, compared to $700 thousand for the same period in 2006. The effective tax rate for the quarter was 28.1%, a slight increase from 28.0% in the 2006 second quarter. On a year to date basis, tax expense has increased from $1.3 million to $1.8 million with the effective tax rate increasing from 28.0% to 29.3%. The increase in the year-to-date effective tax rate is caused by a combination of growth that has increased our statutory tax rate from 34% on the first $10 million of taxable income to 35% on taxable income that exceeds $10 million and a decrease in the percentage of tax-exempt income compared to total income.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties, were $2.2 million at June 30, 2007, $2.9 million at December 31, 2006 and $1.8 million at June 30, 2006. Nonperforming assets are composed largely (89.6%) of loans secured by real estate in the Company’s market area. Based on estimated fair values of the related real estate, management considers these amounts recoverable, with any individual deficiency covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $58 thousand for the second quarter of 2007 compared to $39 thousand for the same quarter in 2006, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.03% for the second quarter of both 2007 and 2006. Year-to-date net charge-offs of $149 thousand, or 0.05% compared to $126 thousand or, 0.04%, in the first six months of 2006. Full year 2006 net charge-offs were $275 thousand, or 0.04%, of average loans. The ratio of nonperforming loans to total loans at June 30, 2007 was 0.32%, down from 0.45% at December 31, 2006 and up from 0.30% at June 30, 2006. These continued strong numbers reflect the emphasis that management places on credit quality management.

The allowance for loan losses of $7.21 million at June 30, 2007 increased $413 thousand when compared to $6.79 million at June 30, 2006 and was up moderately from $7.05 million at December 31, 2006. This reasonably flat balance in the allowance reflects strong asset quality over the prior year and first half of 2007 as slight increases to the provision reflected the inherent strength of new loans as well as a decline in impaired loans and their associated specific reserves from the June 30, 2006 level. Impaired loans of $4.03 million at June 30, 2007 were up slightly from $3.65 million at December 31, 2006. The ratio of allowance for loan losses to total loans was 1.06% at June 30, 2007, 1.08% at 2006 year-end and 1.11% at June 30, 2006. The allowance for loan losses at June 30, 2007 included $713 thousand of specific impaired loan reserves.

At June 30, 2007, the Company reported $4.0 million in impaired loans, an increase of $361 thousand from $3.7 million at December 31, 2006 and a decrease of $9.1 million from $13.1 million at June 30, 2006. The average balance of impaired loans for the three months ended June 30, 2007 was $4.0 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	June 30 2007	December 31 2006	June 30 2006
Nonaccrual loans	$1,019	$1,400	$412
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	1,149	1,504	1,395

Total nonperforming loans	$2,168	$2,904	$1,807
Other real estate owned	—	—	—

Total nonperforming assets	$2,168	$2,904	$1,807
Nonperforming assets to total loans and other real estate	0.32%	0.45%	0.30%
Allowance for loan losses to nonaccrual loans	706.90%	503.52%	1647.26%
Net charge-offs to average loans for the year	0.05%	0.04%	0.04%
Allowance for loan losses to period end loans	1.06%	1.08%	1.11%

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

During the second quarter of 2007, we executed a new FHLB borrowing of $25 million to pre-fund $22 million of borrowings that we anticipated would be called in June and August. In June, $15 million was called. These new borrowings were laddered to have future calls in May 2008, 2009 and 2010. The average rate on these new borrowings was 4.28%. We have made it a practice to fund growth at times with FHLB borrowings if the rates were below our interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly, but overall give us an acceptable spread and funding rate. We have relied on FHLB borrowings to support our growth at times in the past and will continue to evaluate funding opportunities as necessary to support future growth. These were the only changes to our contractual obligations that would impact liquidity since the 2006 Form 10-K disclosure. At June 30, 2007, we had immediate available credit with the FHLB of $73.1 million and with nonaffiliated banks of $13 million. See Note 5 for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2006 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

Our risk-based capital position at June 30, 2007 was $98.4 million, or 14.60% of risk-weighted assets, for Tier 1 capital and $105.6 million, or 15.67%, for total risk based capital. Our Tier 1 leverage ratio at June 30, 2007 was 11.37%. Our year end 2006 ratios were 15.04%, 16.15% and 11.57%, respectively. Enhancing our capital ratios to support future growth was the primary reason for the December 2006 stock offering. At June 30, 2006, these ratios were a much more modest 11.57%, 12.72% and 8.87%, respectively.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies, including us, are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%.

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

All of the forward-looking statements made in this filing are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should also refer to risks detailed under the “Risk Factors” section included in Form 10-K and otherwise included in our periodic and current reports filed with the Securities and Exchange Commission for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2006 year end as disclosed in the 2006 Form 10-K.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that our disclosure controls and procedures were effective as of the end of such period. In addition, while we have reorganized and centralized many functions over the last year, we have maintained the control points that had been previously established. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks has had a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

PART II —OTHER INFORMATION

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

The Company held its annual meeting of shareholders on April 19, 2007. At this meeting, the shareholders approved the following proposals by the margins indicated:

1.	To elect 10 directors to serve for terms of one year each, expiring at the 2008 annual meeting of shareholders:

	Number of Shares
	For	Withhold Authority
W. Rand Cook	4,792,288	172,632
F. L. Garrett, III	4,793,596	171,324
Ira C. Harris	4,751,482	213,438
F. Warren Haynie, Jr.	4,754,412	210,508
William L. Lewis	4,251,541	713,379
Charles R. Revere	4,709,406	255,514
Joe A. Shearin	4,793,698	171,222
Howard R. Straughan, Jr.	4,751,920	213,000
Leslie E. Taylor	4,744,912	220,008
J. T. Thompson, III	4,729,316	235,604

2.	To approve the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan:

For	Against	Abstained	Broker Non-votes
3,463,520	450,837	88,504	962,059

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 10.1	–	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan

Exhibit 31.1	–	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	–	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	–	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	–	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: August 2, 2007

Exhibit Index

Exhibit 10.1	–	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan

Exhibit 31.1	–	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	–	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	–	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	–	Section 906 Certification of Chief Financial Officer