Form 10-Q/A
period 2007-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2007-08-09
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Eastern Virginia Bankshares, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2007 to correct a presentation error in the balance sheet of our original filing on August 3, 2007. In the original filing, a line in the balance sheet labeled “Accrued interest receivable” was inadvertently excluded and a line labeled “Other real estate” was inadvertently included. While the balance sheet total was correct, it would not foot correctly. The correct amount for accrued interest receivable was $4,251, 000 for June 30, 2007 and $4,132,000 for December 31, 2006, as set forth in this Amendment No. 1.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10 – Q have been amended, other than the exhibit list to reflect new certifications. This Amendment No. 1 on Form 10-Q/A does not modify or update the financial statements, footnotes or any other disclosures as contained in the original Form 10-Q, except as noted above.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30 2007	December 31 2006
	(unaudited)
Assets:
Cash and due from banks	$16,269	$14,004
Federal funds sold	178	22,411
Securities available for sale, at fair value	144,340	127,167
Loans, net of unearned income	682,799	650,492
Allowance for loan losses	(7,205)	(7,051)

Total loans, net	675,594	643,441
Deferred income taxes	4,545	4,498
Bank premises and equipment, net	17,262	16,906
Accrued interest receivable	4,251	4,132
Goodwill	5,725	5,725
Other assets	13,739	13,114

Total assets	$881,903	$851,398

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$99,433	$99,253
Interest-bearing deposits	560,396	554,726

Total deposits	659,829	653,979
Federal funds purchased	6,978	—
Federal Home Loan Bank advances	99,786	90,500
Trust preferred debt	10,310	10,310
Accrued interest payable	3,481	2,278
Other liabilities	10,960	6,524

Total liabilities	791,344	763,591

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding
6,089,020 and 6,083,294, respectively	12,189	12,166
Surplus	21,309	21,276
Retained earnings	61,518	58,731
Accumulated other comprehensive (loss), net	(4,457)	(4,366)

Total shareholders’ equity	90,559	87,807
Total liabilities and shareholders’ equity	$881,903	$851,398

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

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) June 30	(audited) December 31	(unaudited) June 30
	2007	2006	2006
Amortizing advances	$4,286	$5,000	$5,714
Convertible advances	95,500	85,500	85,500

Total advances	$99,786	$90,500	$91,214

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

10.	The following table displays detail of comprehensive income for the three and six month periods ended June 30, 2007 and 2006:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$2,315	$1,801	$4,423	$3,352
Unrealized (losses) on securities available for sale, net of tax expense	(1,073)	(1,578)	(91)	(1,979)
Less: reclassification adjustment, net of tax	—	(18)	—	(20)

Total comprehensive income	$1,242	$205	$4,332	$1,353

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit 10.1 –	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan*

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer*

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer*

Exhibit 31.3 –	Rule 13a-14(a) Certification of Chief Executive Officer (Amendment No. 1)**

Exhibit 31.4 –	Rule 13a-14(a) Certification of Chief Financial Officer (Amendment No. 1)**

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer*

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer*

Exhibit 32.3 –	Section 906 Certification of Chief Executive Officer (Amendment No. 1)**

Exhibit 32.4 –	Section 906 Certification of Chief Financial Officer (Amendment No. 1)**

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: August 8, 2007

Exhibit Index

Exhibit 10.1 –	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan*

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer*

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer*

Exhibit 31.3 –	Rule 13a-14(a) Certification of Chief Executive Officer (Amendment No. 1)**

Exhibit 31.4 –	Rule 13a-14(a) Certification of Chief Financial Officer (Amendment No. 1)**

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer*

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer*

Exhibit 32.3 –	Section 906 Certification of Chief Executive Officer (Amendment No. 1)**

Exhibit 32.4 –	Section 906 Certification of Chief Financial Officer (Amendment No. 1)**

*	Previously filed
**	Filed herewith