Form 10-Q
period 2007-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2007-11-05
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2007 was 5,954,726.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30 2007	December 31 2006
	(unaudited)
Assets:
Cash and due from banks	$16,710	$14,004
Federal funds sold	523	22,411
Securities available for sale, at fair value	149,879	127,167
Loans, net of unearned income	697,283	650,492
Allowance for loan losses	(7,447)	(7,051)

Total loans, net	689,836	643,441
Deferred income taxes	4,321	4,498
Bank premises and equipment, net	17,199	16,906
Accrued interest receivable	4,639	4,132
Other real estate	951	—
Goodwill	5,725	5,725
Other assets	13,412	13,114

Total assets	$903,195	$851,398

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$100,751	$99,253
Interest-bearing deposits	557,036	554,726

Total deposits	657,787	653,979
Federal funds purchased	5,805	—
Federal Home Loan Bank advances (FHLB)	127,786	90,500
Trust preferred debt	10,310	10,310
Accrued interest payable	3,936	2,278
Other liabilities	8,082	6,524

Total liabilities	813,706	763,591

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 5,955,176 and 6,083,294, respectively	11,910	12,166
Surplus	19,097	21,276
Retained earnings	62,503	58,731
Accumulated other comprehensive (loss), net	(4,021)	(4,366)

Total shareholders’ equity	89,489	87,807

Total liabilities and shareholders’ equity	$903,195	$851,398

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest and Dividend Income
Loans and fees on loans	$12,907	$11,450	$37,561	$32,422
Interest on investments:
Taxable interest income	1,361	1,073	3,625	3,313
Tax exempt interest income	374	340	1,038	1,070
Dividends	107	155	314	287
Interest on federal funds sold	73	119	573	195

Total interest and dividend income	14,822	13,137	43,111	37,287

Interest Expense
Deposits	4,797	3,959	14,189	10,716
Federal funds purchased	52	2	57	81
Interest on FHLB advances	1,374	990	3,470	2,464
Interest on trust preferred debt	216	212	631	598

Total interest expense	6,439	5,163	18,347	13,859

Net interest income	8,383	7,974	24,764	23,428
Provision for Loan Losses	325	204	628	521

Net interest income after provision for loan losses	$8,058	$7,770	$24,136	$22,907
Noninterest Income
Service charges and fees on deposit accounts	921	839	2,658	2,382
Debit and credit card fees	233	122	571	345
Investment services	171	97	348	273
Gain on sale of available for sale securities, net	14	5	14	36
Gain on sale of OREO or fixed assets	—	—	—	26
Other operating income	304	296	878	751

Total noninterest income	1,643	1,359	4,469	3,813

Noninterest Expenses
Salaries and benefits	3,712	3,634	10,892	10,958
Net occupancy and equipment expense	1,106	991	3,145	2,948
Consultant fees	130	108	426	549
Telephone	146	138	443	417
Marketing and advertising	180	249	675	741
Other operating expenses	1,157	1,273	3,502	3,716

Total noninterest expenses	6,431	6,393	19,083	19,329

Income before income taxes	3,270	2,736	9,522	7,391
Income Tax Expense	1,005	767	2,834	2,070

Net income	$2,265	$1,969	$6,688	$5,321

Earnings per share, assuming dilution	$0.38	$0.40	$1.10	$1.08
Dividends per share	$0.16	$0.16	$0.48	$0.47

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30
	2007	2006
Cash Flows from Operating Activities
Net income	$6,688	$5,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and investment amortization/accretion, net	1,505	1,712
Provision for loan losses	628	521
(Gain) realized on available for sale securities	(14)	(36)
(Gain) on sale of fully depreciated fixed assets	—	(26)
(Increase) in other assets	(706)	(1,878)
Increase in other liabilities	3,216	2,036

Net cash provided by operating activities	11,317	7,650
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	4,070	4,746
Proceeds from maturities, calls, and paydowns of securities	6,555	10,622
Purchase of debt securities	(31,290)	(6,375)
Purchase of restricted stock	(1,635)	(1,436)
Net increase in loans	(47,974)	(63,290)
Sale of fixed assets	—	26
Purchases of bank premises and equipment	(1,746)	(2,580)

Net cash used in investing activities	(72,020)	(58,287)
Cash Flows from Financing Activities
Net change in noninterest bearing and interest bearing demand deposits and savings accounts	8,014	(28,204)
Net change in certificates of deposit	(4,206)	42,018
Issuance of common stock under dividend reinvestment plan	310	295
Repurchases and retirement of stock	(3,113)	—
Stock based compensation	188	146
Stock options exercised	37	13
Director stock grant	116	191
Dividends declared	(2,916)	(2,309)
Net change in federal funds purchased	5,805	(6,822)
Increase in FHLB advances	37,286	39,286

Net cash provided by financing activities	41,521	44,614

Decrease in cash and cash equivalents	(19,182)	(6,023)
Cash and cash equivalents
Beginning of period	36,415	21,516

End of period	$17,233	$15,493

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$16,689	$13,139
Income taxes	$3,304	$2,834
Loans transferred to other real estate owned	$951	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at September 30, 2007. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

Eastern Virginia Bankshares, Inc., based in Tappahannock, VA, is the parent company of EVB. EVB operates 22 retail branches in the Virginia counties of Caroline, Essex, Gloucester, Hanover, King William, Lancaster, Middlesex, Northumberland, Southampton, Surry and Sussex. Subsidiaries of EVB include EVB Investments, EVB Mortgage, EVB Insurance and EVB Title. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

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

In the third quarter of 2007, we moved forward on initiatives to expand and improve our franchise. We received approvals from Virginia’s Bureau of Financial Institutions for a new branch in Quinton in New Kent County, Virginia and for the relocation of our Deltaville branch to a larger office. In addition, we are well into the remodeling of the Windmill branch in Hanover County, where our Village branch will be relocated.

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Our amortized cost and estimated fair values of securities at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$36,782	$116	$402	$36,496
Mortgage-backed securities	26,122	1	579	25,544
State and political subdivisions	36,035	263	384	35,914
Corporate, CMO and other securities	45,730	59	2,286	43,503
Restricted securities	8,422	—	—	8,422

Total	$153,091	$439	$3,651	$149,879

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$31,596	$32	$496	$31,132
Mortgage-backed securities	29,253	5	701	28,557
State and political subdivisions	32,429	352	1,844	30,937
Corporate, CMO and other securities	30,836	37	1,119	29,754
Restricted securities	6,787	—	—	6,787

Total	$130,901	$426	$4,160	$127,167

There are no securities classified as “Held to Maturity” or “Trading”.

At September 30, 2007, investments in an unrealized loss position that were temporarily impaired were as follows:

	September 30, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$875	$125	$26,860	$277	$27,735	$402
Mortgage-backed securities	1,737	2	23,790	577	25,527	579
State and political subdivisions	5,973	45	8,978	339	14,951	384
Corporate, CMO and other securities	5,492	286	18,728	2,000	24,220	2,286

	$14,077	$458	$78,356	$3,193	$92,433	$3,651

Bonds with unrealized loss positions of less than 12 months duration at September 30, 2007 included 1 federal agency, 3 corporate bonds, 1 mortgage-backed security, 3 federal agency preferred stocks and 14 municipal bonds. Securities with losses of 12 months or greater duration included 30 federal agencies, 36 mortgage-backed securities, 14 corporate bonds, 26 municipal bonds, 7 collateralized mortgage obligations (“CMO”) and 1 federal agency preferred stock. The unrealized loss positions at September 30, 2007 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit Corp. contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of September 30, 2007, we held $3.3 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp. bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the unrealized loss is temporary.

At December 31, 2006, investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$—	$—	$29,123	$496	$29,123	$496
Mortgage-backed securities	—	—	28,016	728	28,016	728
State and political subdivisions	3,680	22	4,718	1,822	8,398	1,844
Corporate, CMO and other securities	—	—	20,756	1,092	20,756	1,092

	$3,680	$22	$82,613	$4,138	$86,293	$4,160

3.	Our loan portfolio was composed of the following at the dates indicated:

	(unaudited) September 30	(audited) December 31	(unaudited) September 30
(dollars in thousands)	2007	2006	2006
Commercial, industrial and agricultural loans	$62,344	$59,859	$59,068
Residential real estate mortgage loans	305,194	288,114	278,791
Real estate construction loans	99,825	85,910	81,237
Commercial real estate loans	176,533	164,948	167,369
Consumer loans	52,149	51,446	50,582
All other loans	1,278	305	216

Total loans	697,323	650,582	637,263
Less unearned income	(40)	(90)	(130)

Total loans net of unearned discount	697,283	650,492	637,133
Less allowance for loan losses	(7,447)	(7,051)	(6,880)

Net loans	$689,836	$643,441	$630,253

We had $4.0 million in non-performing assets at September 30, 2007 that included $733 thousand in loans past due 90 days or more but still accruing, $2.3 million in nonaccrual loans and $951 thousand classified as OREO.

4.	Our allowance for loan losses was as follows at the dates indicated:

(dollars in thousands)	(unaudited) September 30 2007	(audited) December 31 2006	(unaudited) September 30 2006
Balance January 1	$7,051	$6,601	$6,601
Provision charged against income	628	725	521
Recoveries of loans charged off	358	495	369
Loans charged off	(590)	(770)	(611)

Balance at end of period	$7,447	$7,051	$6,880

Following is a summary pertaining to impaired loans:

	September 30 2007	December 31 2006
	(in thousands)
Impaired loans for which an allowance has been provided	$2,885	$3,653

Allowance related to impaired loans	$876	$601

Average balance of impaired loans	$3,941	$11,927

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $806 thousand and $103 thousand at September 30, 2007 and December 31, 2006, respectively.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) September 30 2007	(audited) December 31 2006	(unaudited) September 30 2006
Amortizing advances	$4,286	$5,000	$5,714
LIBOR floating advances	10,000	—	—
Convertible advances	113,500	85,500	85,500

Total advances	$127,786	$90,500	$91,214

The table presented below shows the maturities and potential call dates of FHLB advances. All but $14.3 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2007	$714	3.15%	$15,000	5.31%
2008	1,429	3.15%	40,000	4.35%
2009	11,429	5.07%	30,000	4.32%
2010	5,714	5.57%	28,500	4.20%
2011	10,000	5.01%	—
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—

Total	$127,786	4.46%	$113,500	4.43%

6.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three and nine month periods ended September 30, 2007 and September 30, 2006.

	Three Months Ended
	September 30, 2007		September 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,008,935	$0.38	4,923,556	$0.40
Effect of dilutive securities, stock options	5,046	0.00	5,853	0.00

Diluted earnings per share	6,013,981	$0.38	4,929,409	$0.40

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,062,038	$1.10	4,914,795	$1.08
Effect of dilutive securities, stock options	5,736	0.00	6,456	0.00

Diluted earnings per share	6,067,774	$1.10	4,921,251	$1.08

At September 30, 2007 and 2006, respectively, options to acquire 187,387 shares and 128,012 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

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

For the three and nine month periods ended September 30, 2007 and 2006, stock option compensation expense of $62 thousand and $188 thousand for 2007, and $47 thousand and $146 thousand for 2006 were included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through September 30, there have been no awards issued in 2007. The weighted average estimated fair value of stock options granted in the years 2006, 2005 and 2004 was $5.40, $5.31 and $5.78, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

	2006	2005	2004
Dividend rate:	2.97%	2.76%	2.78%
Price Volatility	22.94%	23.61%	24.99%
Risk-free interest rate	4.65%	4.13%	4.95%
Expected life:	10 Years	10 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock since our inception in December 1997 by dividing the quarterly dividend by the average closing price of the stock for the quarter. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the 10 year Treasury strip rate on the date of the grant. The expected life is 10 years, but could be shorter in the event of a change in control of the Company or if a participant reaches his or her full retirement age of 65. Subsequent to September 30, 2007 the Company granted stock options for 49,750 shares at an exercise price of $19.25 per share with four year vesting and 10 year expiration, the option price being the closing price of EVBS shares on the grant date of October 1, 2007.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	213,832	$21.19
Granted	—
Exercised	(2,320)	16.10
Forfeited	(1,500)	20.86

Outstanding at September 30 2007	210,012	$21.25	7.40	$77
Options exercisable at September 30, 2007	22,625	16.10	4.50	$77

As of September 30, 2007, there was $381 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 1.96 years. There were no options granted in the three- or nine-month periods ended September 30, 2007 or 2006. There were no shares exercised in the three months and 2,320 shares exercised in the nine months ended September 30, 2007 at an average price of $16.10 providing cash proceeds of $37 thousand. Those shares had an intrinsic value at the time of exercise of $15 thousand. There were 825 shares exercised in the first nine months of 2006 at an average price of $16.10 providing cash proceeds of $13 thousand, with an intrinsic value of $5 thousand.

8.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$373	$350	$1,119	$1,050
Interest cost	196	179	588	537
Expected return on plan assets	(189)	(163)	(567)	(489)
Amortization of prior service cost	5	5	16	15
Amortization of net obligation at transition	1	1	3	3
Recognized net actuarial loss	20	33	60	99

Net periodic benefit cost	$406	$405	$1,219	$1,215

We made our required 2006 fiscal year contribution to the pension plan in December 2006 in the amount of $1.62 million. We anticipate making our 2007 contribution of approximately $1.62 million in December 2007.

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

10.	The following table displays detail of comprehensive income for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2007	2006	2007	2006
Net income	$2,265	$1,969	$6,688	$5,321
Unrealized gains (losses) on securities available for sale, net of tax expense	439	1,931	348	(47)
Less: reclassification adjustment, net of tax	(9)	(3)	(9)	(24)

Total comprehensive income	$2,695	$3,897	$7,027	$5,250

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Year-to-date net income through September 30, 2007 increased $1.4 million or 25.7% when compared to the same period in 2006. Net income for the quarter ended September 30, 2007 was $2.3 million, an increase of $296 thousand or 15.0% compared to third quarter 2006 net income of $2.0 million. Increases in net interest income of 5.1% and noninterest income of 20.9% and flat noninterest expense aided the net income growth for the quarter. Net interest income increased $409 thousand for the quarter ended September 30, 2007, compared to the same period in 2006. This increase was the result of continued loan growth that increased interest income on loans by $1.5 million, to $12.9 million for the third quarter of 2007 compared to $11.5 million in the third quarter of 2006. Income from the securities portfolio increased $274 thousand for the third quarter and $307 thousand year-to-date, which resulted from increases in both yield on the portfolio and volume for both periods. Interest expense on deposits and other borrowings increased $1.3 million for the third quarter of 2007 compared to the same quarter of 2006. Noninterest income for the third quarter 2007 compared to the 2006 third quarter increased $284 thousand largely as a result of increased deposit service charge fees of $82 thousand, an increase in debit/credit card fees of $111 thousand and a $74 thousand increase in income from our investment subsidiary. Noninterest expense was relatively flat, increasing $38 thousand in the third quarter of 2007, compared to the quarter ended September 30, 2006. Tax expense increased $238 thousand or 31.0% from the combination of an increase in our statutory tax rate in the third quarter of 2007 and higher income compared to the third quarter of 2006. Earnings per share were $0.38 for the quarter ended September 30, 2007, compared to $0.40 for the comparable period last year, a decrease of 5.0%. While net income for the quarter increased 15.0%, earnings per share decreased because of the dilutive effect of the issuance of additional shares in the December 2006 stock offering. Earnings per share were $1.10 for the first nine months of 2007, compared to $1.08 for the comparable period last year, an increase of 1.9%.

A changing yield curve which was high on short term rates, inverted on mid level rates and more normal on longer term rates continued to contribute to higher interest rates on deposits, until late in the third quarter when the Federal Reserve lowered the fed funds rate. A $28.0 million increase in Federal Home Loan Bank borrowings funded loan growth and securities growth in the third quarter of 2007. Our “Reward Checking” product introduced in the third quarter of 2006 continues to be an important tool in addressing a challenging deposit environment and the balances for this product continue to grow. While the 5.01% interest rate on that product has a detrimental impact on net interest income, it has increased debit card fee income while decreasing operational expenses. We also allowed a run off in “hot money” certificates of deposits due to the expectation of restocking these funds at lower interest rates in the future. “Hot money” represents deposits, primarily certificates of deposit, that are received from customers searching for a higher rate. These deposits leave the bank at the first opportunity the customer has to get a better rate. With the lowering of the federal funds rate and anticipation of another reduction in the future, we believe this strategy to be reasonable and prudent.

Total assets at September 30, 2007 were $903.2 million, up $87.4 million, or 10.7%, from $815.8 million at September 30, 2006 and up $51.8 million, or 6.1%, from $851.4 million at December 31, 2006. For the quarter, total assets averaged $892.6 million, 10.8% above the third quarter 2006 average of $805.5 million. At September 30, 2007, total loans, net of unearned income, amounted to $697.3 million an increase of $60.2 million, or 9.4%, from $637.1 million at September 30, 2006, and an increase of $46.8 million, or 7.2%, from $650.5 million at December 31, 2006. Net loans as a percent of total assets were 76.4% at September 30, 2007, as compared to 77.3% at September 30, 2006 and 75.6% at 2006 year-end. Loan demand was strong in the second and third quarters of 2007, compared to the cyclical slowdown in the first quarter of 2007.

At September 30, 2007, the investment portfolio totaled $149.9 million, an increase of $22.3 million from $127.5 million at September 30, 2006 and up $22.7 million, or 17.9%, from $127.2 million at December 31, 2006. In the third quarter we took advantage of some arbitrage situations to get attractive yields in adding both taxable and tax exempt investments to the portfolio. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. There was a net of $5.3 million of federal funds purchased at September 30, 2007, while there was $1.0 million in federal funds sold at September 30, 2006 and $22.4 million in federal funds sold at December 31, 2006.

Total deposits of $657.8 million at September 30, 2007 represented an increase of $15.6 million, or 2.4%, from $642.2 million one year ago and an increase of $3.8 million, or 0.6%, from $654.0 million at December 31, 2006. We had a number of “hot money” certificates maturing in the third quarter, which we elected to allow to run off rather than paying higher rates than the cost of FHLB borrowings. At September 30, 2007, noninterest-bearing demand deposits of $100.8 million were down $1.7 million when compared to $102.4 million at September 30, 2006 and up $1.5 million from $99.3 million at year end 2006. Interest-bearing deposits at September 30, 2007, increased $17.3 million, or 3.2%, to $557.0 million compared to $539.7 million at September 30, 2006 and up $2.3 million, or 0.4%, compared to year end 2006. While the third quarter continued the pattern that we have seen for over a year with higher-cost certificates of deposit growing year-over-year while non-maturity interest-bearing and non interest-bearing deposits have decreased, the rate of change has slowed as interest-bearing deposits increased $17.3 million when compared with the same period in 2006.

FHLB borrowings at September 30, 2007 totaled $127.8 million, a $36.6 million, or 40.1%, increase over $91.2 million at September 30, 2006 and up $37.3 million from $90.5 million at December 31, 2006. With loan demand continuing to outpace deposit growth in the third quarter, we expanded our earning asset base using the funding source that provides the best risk/return reward characteristics. With the Federal Reserve lowering the fed funds rate, we look to the fourth quarter to be a transition period, as we expect to attract lower cost deposits to match with loans that will be repricing at lower rates and to cover loan growth.

SFAS No. 115, discussed in the 2006 Form 10-K, requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets, which includes the change in securities and a $1.9 million balance for the difference in the fair value of pension assets. The securities portion was a negative $2.1 million at September 30, 2007, a decline of $273 thousand from a negative $1.8 million at September 30, 2006 and an improvement of $345 thousand from a negative $2.5 million at December 31, 2006. The unrealized loss on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

Net income increased 15.0% to $2.3 million for the three months ended September 30, 2007, compared to $2.0 million for the same period in 2006. Diluted earnings per share decreased 5.0% to $0.38 for the third quarter of 2007, compared to $0.40 for the same quarter in 2006. Net interest income increased $409 thousand for the quarter ended September 30, 2007, when compared to the same period in 2006. This increase in net interest income for the third quarter 2007 was the result of higher earnings on the loan portfolio, the result of an increase in the loan portfolio balances and rates and an increase in investment income. The $1.8 million increase in loan and investment interest was netted against a decrease of $95 thousand in dividend and fed funds sold income and a $1.3 million increase in total funding costs. Loan loss provision of $325 thousand for the quarter increased $121 thousand compared to $204 thousand in the third quarter of 2006, as management set aside extra funds to cover an impairment charge for a single credit. Noninterest income excluding securities gains was up $275 thousand, or 20.3%, for the quarter when compared to the same period in 2006. This increase comes from an $82 thousand, or 9.8%, increase in service charge income resulting from both rate and volume increases, a $111 thousand, or 91.0%, increase in debit/credit card income and a $74 thousand, or 76.3%, increase in investment services income compared to the third quarter 2006.

Noninterest expense for the three months ended September 30, 2007 increased $38 thousand or 0.6% to $6.4 million, compared to $6.4 million for the same quarter of 2006. Salaries and benefits increased $78 thousand or 2.1%, as a result of normal growth. Net occupancy expense rose $115 thousand to $1.1 million compared to $991 thousand in the third quarter of 2006. Occupancy expense was impacted by increased costs associated with the relocation of the leased Air Park branch to a new owned branch at Kings Charter and building repair costs associated with branch upgrades and various annual increases in service contracts. Marketing expense decreased $69 thousand, while other operating expenses decreased $116 thousand with a $40 thousand decrease in data processing, a $39 thousand decline in operating expense and a $14 thousand decrease in director fees.

Net income for the nine months ended September 30, 2007 increased $1.4 million, or 25.7%, to $6.7 million from $5.3 million in the first nine months of 2006. Diluted earnings per share increased 1.9% to $1.10 for the first nine months of 2007, compared to $1.08 for the same period in 2006. Year-to-date net interest income increased $1.3 million or 5.7%. Provision for loan losses increased $107 thousand or 20.5% due to a reserve for one credit. Noninterest income excluding securities gains and losses increased $678 thousand or 18.0%. Noninterest expense decreased $246 thousand or 1.3%. The decrease in noninterest expense is a direct result of the April 2006 conversion to a one-bank holding company as salaries and benefits decreased $66 thousand and consulting fees decreased $123 thousand, both compared to the nine months ended September 30, 2006.

Return on average assets (ROA) increased to 1.01% in the third quarter of 2007, compared to 0.97% in the third quarter of 2006, and return on average equity (ROE) declined to 10.03% compared to 12.21% for the quarters ended September 30, 2007 and 2006, respectively. Year-to-date, ROA increased to 1.02%, compared to 0.90% in the nine months ended September 30, 2006 while ROE declined to 9.99% compared to 11.29% for the same nine-month periods. As anticipated, the stock offering transaction in late 2006 had a current period positive impact on ROA and a negative impact on ROE.

Net Interest Income

Net interest income on a fully tax equivalent basis totaled $8.5 million for the third quarter of 2007, a $424 thousand increase over the third quarter of 2006. When comparing the third quarter of 2007 to the same quarter in 2006, average earning assets increased 11.0% to $840.6 million compared to $757.1 million, average loans increased $67.3 million, or 10.8%, average securities increased $19.3 million, or 15.3% and average federal funds sold decreased $3.1 million, or 35.0%. The fully tax equivalent net interest margin for the three-month period ended September 30, 2007 was 4.03% compared to 4.26% for the quarter ended September 30, 2006. For the quarter, the yield on earning assets was up 11 basis points to 7.07%, compared to 6.96% for the third quarter of 2006, and the cost of interest bearing liabilities was up 47 basis points to 3.70% from 3.23% in the same period in 2006, narrowing the spread between the yield on earning assets and the cost of funds. This reflects continued intense competition in loan pricing even as the cost of funding is increasing. Our increase in funding costs is more specifically related to year-over-year increases in interest checking, large dollar certificates of deposit and other certificates of deposit of 152, 36 and 44 basis points, respectively. The cost of money market savings increased 9 basis points while the average balances declined $4.1 million. Savings deposit average balances fell $15.4 million with a 4 basis point decline in interest rate.

We believe that depositors resist committing their funds for more than one year, leaving our bank working hard to match longer term assets to the high rate short-term deposits and causing a continued decrease of the net interest margin. We are well aware of the challenge that we face and believe that wholesale funding and development/implementation of new deposit products are ways to manage the margin. We anticipate that a return to a positively sloping yield curve will enhance the margin. With the Federal Reserve’s lowering of the fed funds rate, we expect lower cost deposits to be available in the fourth quarter of 2007.

Comparing the nine months ended September 30, 2007 to the same period in 2006, net interest income on a fully tax-equivalent basis of $25.2 million increased $1.3 million, average earning assets increased $83.7 million, or 11.3% from $738.9 million to $822.6 million, average loans increased $70.0 million, or 11.6%, average securities increased $4.3 million, or 3.3%, and federal funds sold increased $9.4 million to $14.5 million. The fully tax-equivalent net interest margin for the nine-month period ended September 30, 2007 was 4.10%, compared to 4.32% for the nine months ended September 30, 2006. The continuing decrease in net interest margin is a direct result of the cost of interest-bearing funds increasing 64 basis points while the yield on earning assets was increasing only 25 basis points. We anticipate continued pressure on the net interest margin in the fourth quarter of 2007 as the impact of lower rates work through the balance sheet. Further lowering of rates should benefit us in 2008.

Tables that disclose fully tax equivalent net interest income calculations for the three- and nine-month periods ended September 30, 2007 and 2006 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$109,151	$1,468	5.34%	$92,991	$1,229	5.24%
Tax exempt (1)	36,026	539	5.93%	32,930	489	5.89%

Total securities	145,177	2,007	5.48%	125,921	1,718	5.41%
Federal funds sold	5,763	73	5.03%	8,866	119	5.33%
Loans, net of unearned income (2)	689,645	12,907	7.43%	622,343	11,450	7.30%

Total earning assets	840,585	14,987	7.07%	757,130	13,287	6.96%
Less allowance for loan losses	(7,300)			(6,870)
Total non-earning assets	59,317			55,234

Total assets	$892,602			$805,494

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$109,677	$526	1.90%	$77,532	$74	0.38%
Savings	81,218	244	1.19%	96,598	300	1.23%
Money market savings	40,562	250	2.45%	44,699	266	2.36%
Large dollar certificates of deposit (5)	117,164	1,426	4.83%	105,424	1,187	4.47%
Other certificates of deposit	207,323	2,351	4.50%	208,372	2,132	4.06%

Total interest-bearing deposits	555,944	4,797	3.42%	532,625	3,959	2.95%
Federal funds purchased	3,756	52	5.49%	134	2	5.92%
Other borrowings	131,357	1,590	4.80%	100,593	1,202	4.74%

Total interest-bearing liabilities	691,057	6,439	3.70%	633,352	5,163	3.23%
Noninterest-bearing liabilities
Demand deposits	99,669			100,594
Other liabilities	12,263			7,563

Total liabilities	802,989			741,509
Shareholders’ equity	89,613			63,985

Total liabilities and shareholders’ equity	$892,602			$805,494

Net interest income		$8,548			$8,124

Interest rate spread (3)			3.38%			3.73%
Interest expense as a percent of average earning assets			3.04%			2.71%
Net interest margin (4)			4.03%			4.26%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%. The tax equivalent adjustment for the quarter is $165 thousand, compared to $150 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Average Balances, Income and Expense, Yields and Rates (1)

	Nine Months Ended June 30
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$101,125	$3,939	5.21%	$95,654	$3,600	5.03%
Tax exempt (1)	33,458	1,495	5.97%	34,600	1,541	5.95%

Total securities	134,583	5,434	5.40%	130,254	5,141	5.28%
Federal funds sold	14,503	573	5.28%	5,146	195	5.07%
Loans, net of unearned income (2)	673,488	37,561	7.46%	603,467	32,422	7.18%

Total earning assets	822,574	43,568	7.08%	738,867	37,758	6.83%
Less allowance for loan losses	(7,207)			(6,759)
Total non-earning assets	58,622			56,080

Total assets	$873,989			$788,188

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$101,695	$1,268	1.67%	$78,683	$218	0.37%
Savings	83,281	748	1.20%	103,047	966	1.25%
Money market savings	40,798	733	2.40%	46,252	690	1.99%
Large dollar certificates of deposit (5)	118,879	4,288	4.82%	100,134	3,138	4.19%
Consumer certificates of deposit	213,976	7,152	4.47%	200,544	5,704	3.80%

Total interest-bearing deposits	558,629	14,189	3.40%	528,660	10,716	2.71%
Federal funds purchased	1,378	57	5.53%	2,243	81	4.83%
Other borrowings	115,906	4,101	4.73%	89,825	3,062	4.56%

Total interest-bearing liabilities	675,913	18,347	3.63%	620,728	13,859	2.99%
Noninterest-bearing liabilities
Demand deposits	97,348			98,094
Other liabilities	11,186			6,348

Total liabilities	784,447			725,170
Shareholders’ equity	89,542			63,018

Total liabilities and shareholders’ equity	$873,989			$788,188

Net interest income		$25,221			$23,899

Interest rate spread (3)			3.45%			3.85%
Interest expense as a percent of average earning assets			2.98%			2.51%
Net interest margin (4)			4.10%			4.32%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%. The tax equivalent adjustment for the six months is $457 thousand, compared to $471 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.
(5)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains on securities sales was $1.6 million for the third quarter of 2007 compared to $1.4 million for the same quarter in 2006. Service charges on deposit accounts for the quarter ended September 30, 2007 were $921 thousand, compared to $839 thousand for the comparable period in 2006. Debit and credit card fees increased $111 thousand or 91.0% for the third quarter 2007 to $233 thousand compared to $122 thousand in the third quarter 2006. For the quarter ended September 30, 2007, investment subsidiary fees were $171 thousand, an increase of $74 thousand or 76.3% compared to $97 thousand for the same period in 2006. Service charge increases were from a combination of rate and volume increases. Debit and credit card increases were the result of more usage of debit cards which raised the fees related to these transactions and more fee and interchange income from credit card transactions. The increase in investment services income is the result of excellent sales in the third quarter. Other operating income without debit and credit card fees or investment services fees increased $8 thousand in the third quarter.

Noninterest income excluding net realized gains on securities sales was $4.5 million for the nine months ended September 30, 2007, compared to $3.8 million in the first nine months of 2006. This increase was primarily impacted by a $276 thousand, or 11.6%, increase in service charges on deposit accounts, a $226 thousand, or 65.5%, increase in debit/credit card fees and a $75 thousand, or 27.5%, increase in income from our investment subsidiary.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense was relatively flat with an increase of $38 thousand, or 0.6%, from $6.4 million for the third quarter of 2006 to $6.4 million for the three months ended September 30, 2007. Noninterest expense changes included increases of $78 thousand in salaries and benefits and $115 thousand in occupancy expense which were offset by decreases in marketing and advertising of $69 thousand and other operating expense of $116 thousand. Salaries and benefits increased as a result of higher brokerage commissions, higher group insurance and the addition of new personnel to support growth. Occupancy expense increased from a new branch opened in late 2006 and building repairs. Marketing and advertising are down primarily from less TV/newspaper ads which were high in 2006 when we were introducing a new product, Reward Checking. Other operating expenses are down primarily from a $70 thousand decrease in office supplies and printing/ forms expense, a $20 thousand decrease in dues and subscription expense and smaller decreases in a number of other categories. These decreases can be tied to the savings created by our becoming a one bank holding company in 2006.

For the nine-month period ended September 30, 2007, noninterest expense was down $246 thousand or 1.30% to $19.1 million from $19.3 million in the first nine months of 2006. The primary expense decreases were $66 thousand in salaries and benefits, $123 thousand in consultant fees and $173 thousand in data processing. The largest category of increase was occupancy expense, up $197 thousand, or 6.7%, primarily from the relocation discussed in the previous paragraph, building repair expenses and increases in many annually renewing service contracts.

Income Taxes

Income tax expense for the quarter ended September 30, 2007 was $1.0 million, compared to $767 thousand for the same period in 2006. The effective tax rate for the quarter was 30.7%, an increase from 28.0% in the 2006 third quarter. This increase was a result of higher income and our effort to control tax expense. On a year to date basis, tax expense has increased from $2.1 million to $2.8 million with the effective tax rate increasing from 28.0% to 29.8%. The increase in the year-to-date effective tax rate is caused by a combination of growth that has increased our statutory tax rate from 34% on the first $10 million of taxable income to 35% on taxable income that exceeds $10 million and, to a lesser degree, a decrease in the percentage of tax-exempt income compared to total income.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties, were $4.0 million at September 30, 2007, $2.9 million at December 31, 2006 and $2.6 million at September 30, 2006. Nonperforming assets are composed largely (93.1%) of loans secured by real estate in the Company’s market area. In the third quarter of 2007, we added $951 thousand to OREO as we went into a forbearance agreement with a builder. The three properties associated with this situation are expected to sell for more than we have invested in them. This reinforces management’s belief that, based on estimated fair values of the related real estate, any individual deficiency is covered by the allowance for loan losses.

Total loan charge-offs, less recoveries, amounted to $83 thousand for the third quarter of 2007 compared to $115 thousand for the same quarter in 2006, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.05% for the third quarter of 2007 compared to 0.07% for the same quarter in 2006. Year-to-date net charge-offs were $232 thousand, compared to $242 thousand in the first nine months of 2006 and the annualized ratio net charge-offs to total average loans, net of unearned income, was 0.05% for both periods. Full year 2006 net charge-offs were $275 thousand, or 0.04%, of average loans. The ratio of nonperforming assets to total loans and OREO at September 30, 2007 was 0.58%, up from 0.45% at December 31, 2006 and up from 0.40% at September 30, 2006. These strong numbers reflect the emphasis that management places on credit quality management, especially in an environment with increasing credit risk in the financial services industry.

The allowance for loan losses of $7.4 million at September 30, 2007 increased $567 thousand when compared to $6.9 million at September 30, 2006 and was up from $7.1 million at December 31, 2006. Recoveries have helped slow the growth of the allowance as demonstrated by the increase in allowance of $396 thousand compared to the total provision expense of $628 thousand for the same period. Management believes the balance in the allowance reflects strong asset quality, and the addition to provision expense in the third quarter demonstrates our conservative approach to loan loss reserves. The ratio of allowance for loan losses to total loans was 1.07% at September 30, 2007, 1.08% at 2006 year-end and 1.08% at September 30, 2006. The allowance for loan losses at September 30, 2007 included $876 thousand of specific impaired loan reserves.

At September 30, 2007, the Company reported $2.9 million in impaired loans, a decrease of $768 thousand from $3.7 million at December 31, 2006 and a decrease of $7.0 million from $9.9 million at September 30, 2006. The average balance of impaired loans for the three months ended September 30, 2007 was $3.9 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets	September 30	December 31	September 30
(Dollars in thousands)	2007	2006	2006
Nonaccrual loans	$2,293	$1,400	$1,653
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	733	1,504	906

Total nonperforming loans	$3,026	$2,904	$2,559
Other real estate owned	951	—	—

Total nonperforming assets	$3,977	$2,904	$2,559
Nonperforming assets to total loans and other real estate	0.58%	0.45%	0.40%
Allowance for loan losses to nonaccrual loans	324.80%	503.52%	416.21%
Net charge-offs to average loans for the year	0.04%	0.04%	0.05%
Allowance for loan losses to period end loans	1.07%	1.08%	1.08%

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

During the third quarter of 2007, we executed net new FHLB borrowings of $28 million to take advantage of attractive rates. These new borrowings were used to fund loan growth during the quarter rather than buying “hot money” certificates when we anticipate deposit interest rates to decline in the fourth quarter. These new borrowings were laddered to have future calls in 2008, 2009 and 2010. A part of the borrowing is a $10.0 million LIBOR based instrument that is match funded against LIBOR based investments. The average rate on the new fixed-rate borrowings is 4.34%. We have made it a practice to fund growth at times with FHLB borrowings if the rates were below our interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly, but overall give us an acceptable spread and funding rate. We have relied on FHLB borrowings to support our growth at times in the past and will continue to evaluate funding opportunities as necessary to support future growth. These were the only changes to our contractual obligations that would impact liquidity since the 2006 Form 10-K disclosure. At September 30, 2007, we had immediate available credit with the FHLB of $5.5 million and with nonaffiliated banks of $14.2 million. See Note 5 to the Consolidated Financial Statements for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2006 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

Our risk-based capital position at September 30, 2007 was $96.9 million, or 13.96% of risk-weighted assets, for Tier 1 capital and $102.9 million, or 14.82%, for total risk based capital. Our Tier 1 leverage ratio at September 30, 2007 was 10.96%. Our year end 2006 ratios were 15.04%, 16.15% and 11.57%, respectively. Enhancing our capital ratios to support future growth was the primary reason for the December 2006 stock offering. At September 30, 2006, these ratios were a much more modest 11.19%, 12.28% and 8.82%, respectively.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%.

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

All of the forward-looking statements made in this filing are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should also refer to risks detailed under the “Risk Factors” section included in the 2006 Form 10-K and otherwise included in our periodic and current reports filed with the Securities and Exchange Commission for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2006 year end as disclosed in the 2006 Form 10-K.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, such officers concluded that our disclosure controls and procedures were effective as of the end of such period. In addition, while we have reorganized and centralized many functions over the last year, we have maintained the control points that had been previously established. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks has had a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31, of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There were no share repurchases from September 2004 through June 2007. During the third quarter of 2007, taking advantage of a depressed stock market, we repurchased 151,010 shares at an average price of $20.60 per share. As of year end 2006, there were 304,165 shares allowed to be purchased. There are 153,155 shares that can be purchased over the remainder of 2007. Repurchases may be made either in the open market or through privately negotiated transactions, as management and the board of directors deem prudent. All repurchases during 2007 have been in the open market. The impact of repurchasing shares is to lower the number of shares outstanding and thus potentially raise earnings per share and ROE.

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

Date: November 2, 2007

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer