Form 10-K
period 2007-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2008-03-05
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $129.4 million.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2008 was 5,906,969.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2008 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 17, 2008 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2007

PART I

Item 1.	Business

General

Eastern Virginia Bankshares, Inc. (“the Company”, “our Company”, “we”, “our” or us”) is a bank holding company headquartered in Tappahannock, Virginia (45 miles northeast of Richmond, Virginia). Through our wholly-owned bank subsidiary, EVB, we operate 23 full service branches in eastern Virginia. EVB is a community bank targeting small to medium-sized businesses and consumers in our traditional coastal plain markets and the emerging suburbs outside of the Richmond and Greater Tidewater areas.

We provide a broad range of personal and commercial banking services including commercial, consumer and real estate loans. We complement our lending operations with an array of retail and commercial deposit products and fee-based services. Our services are delivered locally by well-trained and experienced bankers, whom we empower to make decisions at the local level, so they can provide timely lending decisions and respond promptly to customer inquiries. We believe that, by offering our customers personalized service and a breadth of products, we can compete effectively as we expand within our existing markets and into new markets.

Until April 2006, we operated as an affiliation of three separate community banks. Two of the banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. Seeking to accelerate our growth in a higher growth adjacent market, we started a de novo bank, Hanover Bank, in 2000. At the beginning of 2003, we launched our Standards of Excellence Engagement. The first phase created a risk management department, consolidated human resources and standardized operations to identify best practices and implement uniformity throughout our company. The second phase, completed in 2005, centralized asset/liability management, accounting, and loan and deposit operations. In April 2006, we completed the final phase of the Standards of Excellence Engagement when our three subsidiary banks merged and the surviving bank was rebranded as EVB. In 2007, we began seeing the benefits of the consolidation as noninterest expense was managed effectively and was relatively flat compared to 2006. In addition, at the end of 2006, we relocated our Airpark branch to the newly built Kings Charter branch which positioned us to better serve the business and consumer communities with a larger branch and easier access. Late in 2007, we opened a new branch in New Kent County, Virginia which established the bank in a new market which we feel is in a major growth stage and positions us to grow with the county. In December 2007, we announced plans to purchase two branches from Millennium Bank placing us in two new Virginia markets: Henrico County and Colonial Heights. This transaction is expected to occur in March 2008 and management anticipates adding approximately $80 million in deposits and $40 million in loans. We plan to continue these strategies of building new branches in growing markets and purchasing other locations as the opportunities arise.

In 2007, EVB moved away from internal improvements of the company’s infrastructure to growing the bank. The table below demonstrates the growth over the last five years from December 31, 2002 to December 31, 2007. During that time, we have:

•	increased our total assets from $540.3 million to $926.7 million;

•	increased our total loans from $399.1 million to $708.8 million;

•	increased our total deposits from $469.1 million to $671.9 million; and

•	expanded our branch network from 16 to 23 locations.

EVB Financial Services, Inc., a wholly owned subsidiary of EVB, has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, LLC. The mortgage company operates with a partner in generating various real estate loans for sale in the mortgage loan markets, earning interest and fees from these loans prior to sale while retaining no servicing rights after the sale. For a fee, EVB Investments Inc. provides securities, brokerage and investment advisory services through its sales force and its 5.15% ownership in Bankers Investment Group, LLC, which provides them with a brokerage firm through which it sells investment services.

The bank also has a 75% ownership interest in EVB Title, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for selling insurance products for its member banks. Through these investments, we are able to augment our fee income by providing financial products and services that are complementary to traditional banking products. These investments give us and our customer’s access to experienced professionals while we avoid making large investments to develop these capabilities internally.

Recent Developments

In addition to the new branches mentioned earlier, the company is relocating the Village Branch in Mechanicsville to a town landmark, the Windmill, which dominates the entrance to the town in Hanover county. This location positions us right off one of the main thoroughfares in the county giving us both better exposure in the market and an attractive branch for servicing our customers.

Available Information

We maintain Internet websites at www.bankevb.com for our bank and at www.evb.org for our corporation. Among other items, the bank site offers our customer’s information about our products, locations and is the site to access online banking. Our corporate site offers information, free of charge, on the corporation including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. If not on the website, please make written requests to our Corporate Secretary to receive copies of our Audit Committee Charter, Nominating Committee Charter and Code of Conduct or other information that may be available.

Employees

As of December 31, 2007, we employed 305 full-time equivalent employees. Our success is highly dependent on our ability to attract and retain qualified employees in a financial services environment where competition for employees is intense. We believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements. We believe relations with our employees are excellent.

Market Areas and Growth Strategy

We currently conduct business through 23 branches. Our markets are located east of U.S. Route 1 and extend from northeast of Richmond to the Chesapeake Bay in central Virginia and across the James River to southeastern Virginia. We divide our market area into four regions: Northern Neck, Middle Peninsula, Central (suburbs of Richmond) and Southern.

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

Our Central region is currently comprised of Hanover, King William, New Kent and Caroline counties, which are emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and 86 miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting.

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

According to Environmental Systems Research, Inc., the projected population growth from 2006 to 2011 in our banking markets (deposit-weighted by county) is 7.3%, compared to 6.7% for the entire United States. According to Federal Deposit Insurance Corporation data as of June 30, 2007, we ranked first among financial institutions in our counties of operation with approximately 18.4% of the total deposits. According to this data, our deposit market share by county was:

• Northumberland County	69.2%
• Surry County	68.7%
• Essex County	47.5%
• Middlesex County	44.9%
• Sussex County	28.1%
• King William County	25.6%
• Southampton County	21.7%
• Caroline County	7.6%
• Hanover County	6.9%
• Gloucester County	6.0%
• Lancaster County	4.8%

Business Strategy

As a result of our nearly 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the lower projected population growth of these markets, we expanded in Hanover, Gloucester, New Kent and King William Counties to target the even higher growth in these emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Central region. While 2007 was a challenging year for deposit growth, we anticipate that we will gain market share in each of our regions, as our branches mature and we take advantage of opportunities for branch acquisitions and de novo growth.

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

Competition

We face significant competition for loans and deposits. The sources of competition vary based on the particular market of operation, which can range from a small rural town to part of an urban market. Competition for loans, our primary source of income, comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2007 data published by the Federal Deposit Insurance Corporation, the most recent date for which such data is available, EVB held the largest deposit share among its competitors in Middlesex, Essex, Northumberland and Surry Counties. EVB also had a strong deposit share in King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Gloucester and Hanover Counties. Our primary competition is other community banks in Essex, King William, Lancaster and Northumberland Counties, while we compete with both community banks and large regional banks in Caroline, Gloucester, Hanover, Middlesex, Southampton, Surry and Sussex Counties. Additional information with respect to our deposit market share by county is included in “—Market Areas and Growth Strategy” above.

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

Loan Originations

Residential real estate loan originations come primarily from walk-in customers, real estate brokers and builders, and through referrals from EVB Mortgage, LLC. Adjustable rate loans and other loans that cannot be sold in the secondary mortgage market, but that meet our underwriting guidelines, are referred to us by EVB Mortgage, LLC. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from current customers. We may also purchase or sell loan participations with other community banks in Virginia.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2007, commitments to extend credit totaled $105.6 million for loans, $6.6 million for credit cards and $6.3 million related to letters of credit.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2007, construction, land acquisition and land development loans outstanding were $98.9 million, or 14.0% of total loans. These loans are concentrated in our local markets. The average life of a construction loan is generally less than one year. Because the interest rate charged on these loans usually floats with the market, the rates charged assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of its borrowers. We also obtain a first lien on the property as security for its construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans is heavily impacted by the economic environment and may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2007, commercial loans totaled $60.8 million, or 8.6% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in our market area include commercial buildings and offices, recreational facilities, small shopping centers and churches, and other secured commercial real estate loans. At December 31, 2007, commercial real estate loans totaled $178.0 million, or 25.1% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise our total largest loan category. At December 31, 2007, this category of mortgage loans accounted for $317.8 million, or 44.8% of our total loan portfolio. Security for the majority of our residential lending is in the form of owner occupied one-to-four-family dwellings. Adjustable rate loans are $184.3 million of the residential real estate portfolio and are primarily 3-year adjustable rate mortgages.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2007, we had consumer loans, net of unearned interest, of $52.1 million or 7.4% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area. Most of the consumer loans are made at fixed rates.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

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

Supervision and Regulation

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission. As an Exchange Act reporting company, we are directly affected by the Sarbanes-Oxley Act, which seeks to improve corporate governance and reporting procedures by requiring expanded disclosure of our corporate operations and internal controls. We are already complying with SEC and other rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intend to comply with any applicable rules and regulations implemented in the future. Although we have incurred, and expect to continue to incur, additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, our management does not expect such compliance to have a material impact on our financial condition or results of operations in the future.

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

As a Virginia-chartered, federally-insured bank, EVB is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve as its appropriate federal bank regulator. Moreover, EVB’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. EVB pays insurance premiums on deposits in accordance with a deposit premium assessment system recently revised by the FDIC in accordance with the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which required that the FDIC revise its current risk-based deposit premium system by November 2006. The revised rules impose deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution’s CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. These changes had no impact on 2007 due to a credit which offset the increase, but we anticipate that FDIC expense will increase by as much as $300 thousand per year pre-tax beginning in 2008.

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

The Federal Reserve and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “leverage capital ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage capital ratio of at least 4.0% for all other banks. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage capital ratio and the total capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2007, we and our subsidiary bank EVB both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2007, both we and EVB were considered “well capitalized.”

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

An investment in our common stock involves risks. You should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks or other risks that have not been identified or that we may believe are immaterial or unlikely to actually occur, were to occur, then our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Past results are not a reliable indicator of future results, and historical trends should not be used to anticipate results or trends in future periods. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements.

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

We are experiencing strong competition from other banks and financial institutions for deposits. We may offer more competitive rates to our customers or find alternative funding sources to fund the growth in our loan portfolio. In 2007 and 2006, deposit growth was not sufficient to fund our loan growth. In 2007, we were able to utilize the $23.5 million from our stock offering in late 2006 to fund loan growth early in the year. In addition, as we did in 2006, we used Federal Home Loan Bank advances and principal and interest payments on available-for-sale securities to make up the difference.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2007, approximately 83.9% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. While the subprime loan problems of the financial industry did not have a direct impact on us, we are aware of the weakening effect it has had on the economy and on our customers. The current economy amplifies the reality that we cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2007, we had approximately $178.0 million in loans to borrowers in the commercial real estate industry, representing approximately 25.1% of our total loans outstanding as of that date. The real estate consists primarily of owner-operated properties, warehouses and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 7.9% since December 31, 2006. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of probable and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios.

Although we believe the allowance for loan losses is a reasonable estimate of probable and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.

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

As a strategy, we have sought to increase the size of our franchise by pursuing business development opportunities, and we have grown rapidly since we were formed. As part of that strategy, we have grown primarily through opening new branches. We also acquired three branches in 2003, have announced our intent to purchase two branches in first quarter 2008 and we may acquire other branches or financial institutions in the future, if a desirable opportunity presents itself. Growth through new branches or acquisitions involves a number of risks, including:

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

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may be subject to various factors that may influence our performance such as the interest rate environment which can have drastic swings that impact our revenue stream and cost of funds, the state of the real estate market and the valuations associated with property that is collateral on loans, or the ability to find suitable expansion opportunities. Other factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where a 15,632 square foot corporate headquarters and operations center was opened in July 2003. We merged our three subsidiary banks into one bank in April 2006. At the end of 2007, EVB owned 23 full service branch buildings including the land on which 19 of those buildings are located and two remote drive-in facilities. Four branch office buildings are leased at current market rates. Gloucester County, Northumberland and Middlesex Counties each are the home to three of the branches. Essex and King William County are home to two branch offices. In addition, Essex County houses the EVB loan administration center and the corporate/operations center. Hanover County houses four branch offices (two of which are leased) while Caroline County, Lancaster County, New Kent County, Southampton County, Surry County and Sussex County each have one full service branch office. Southampton County and Sussex County also have stand-alone drive-in/automated teller machine locations. All properties are in good condition. The land on which the Hartfield office is located is under long-term lease. In late 2006 we purchased the “Windmill” site in Hanover County and in January 2008, we are relocating our Village branch in Mechanicsville, Virginia, a leased facility, to the renovated facility.

In New Kent County, land for a new branch location was purchased several years ago. We anticipate opening that branch in late 2008 or 2009. In December 2006, the Company completed a building, King’s Charter branch, in Hanover County and relocated the Airpark Branch to this new location. In third quarter 2007, we relocated our leased Deltaville location to a larger leased location. In December 2007, we announced plans to purchase two branches from Millennium Bank. Both branches are leased and located in Virginia with one in Henrico County and the other in Colonial Heights and represent all of Millennium’s retail business in the Richmond Metropolitan area.

While the existing locations are meeting our needs, and many may meet our needs into the future, we are a growing entity and are frequently reevaluating our locations and space needs. Our strategy of continued growth through purchases, relocations or de novo branching may require expansions or relocations in the future.

Item 3.	Legal Proceedings

We and our subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments. The only litigation in which we and our subsidiaries are involved consists of collection suits involving delinquent loan accounts in the normal course of business and deposit disputes which management estimates will not have a material impact on our financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2007 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Dividend Policy

We have historically paid cash dividends on a quarterly basis. However, we cannot assure you that we will continue to pay cash dividends on any particular schedule or that we will not reduce the amount of dividends we pay in the future. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors deemed relevant by our board, including but not limited to the future consolidated earnings, financial condition, liquidity, capital requirements for us and EVB, applicable governmental regulations and policies.

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

Purchases of Equity Securities

The repurchase and retirement of shares is part of a Board of Directors authorization in January 2001, to repurchase up to 300,000 shares of the Company’s common stock. That authorization was subsequently revised to a limit of not more than 60,000 shares per calendar quarter and again revised in November 2003 to a maximum of 5% of the outstanding shares per calendar year. A total of 179,350 shares were repurchased under this Board authorized Plan in 2007. The maximum number of shares that were available for repurchase in 2007 was 304,165 based on the 2003 revision to the Plan. We did not repurchase any securities during 2005 or 2006. The table below outlines the monthly repurchases in 2007 and notes the number of shares remaining for purchase at the end of the year. In 2008, the authorized number of shares is 297,372.

Issuer Purchases of Equity Securities

For the year ended December 31, 2007

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
Beginning shares				304,165

Jan 1 - Mar 31	—	—	—	—

Quarter 1	—	—	—	304,165

Apr 1 - Jun 30	—	—	—	—

Quarter 2	—	—	—	304,165

Jul 1- Jul 31	50,000	21.31	50,000	254,165
Aug 1 - Aug 31	95,830	20.25	95,830	158,335
Sept 1 - Sept 30	5,280	20.34	5,280	153,055

Quarter 3	151,110	20.60	151,110	153,055

Oct 1 - Oct 31	450	18.70	450	152,605
Nov 1 - Nov 30	950	19.13	950	151,655
Dec 1 - Dec 31	26,840	17.50	26,840	124,815

Quarter 4	28,240	17.57	28,240	124,815

Total 2007	179,350	20.13	179,350	124,815

Item 6.	Selected Financial Data

The information set forth on the page following the “To Our Shareholders” letter in the 2007 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

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

Forward Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you to be aware of the speculative nature of “forward-looking statements.” These statements are not guarantees of performance or results. Statements that are not historical in nature, including statements that include the words “may,” “anticipate,” “estimate,” “could,” “should,” “would,” “will,” “plan,”

“predict,” “project,” “potential,” “expect,” “believe,” “intend,” “continue,” “assume” and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance. Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this form 10-K, including the following:

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No.5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable and (ii) SFAS No.114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

For loans without individual measures of impairment, we make estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical loss rates for each loan type, the predominant collateral type for the group and the terms of the loan. The resulting estimates of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans including: borrower or industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in risk selection; level of experience, ability and depth of lending staff; and national and local economic conditions.

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

Executive Overview

Net income for the year ended December 2007 was $8.8 million or a 21.0% increase over $7.2 million for the year ended December 2006. Three factors in 2007 contributed to this increase: increased net interest income of 5.3%, increased noninterest income of 18.3% and controlled noninterest expense growth of 0.2%. We grew our loans by 9.0% in 2007, despite weaker than desired deposit growth, we were rewarded by growth in all the major categories of noninterest income: deposit fees, credit and debit card fees, retail investment fees and mortgage company income. Equally important with the income gains was the minimal increase in expenses which reflected the full impact of the 2006 consolidation of three banks to one and management’s control of expense increases. This latter point is highlighted by the continued growth of the company’s footprint. During 2007, we relocated our Deltaville branch to a larger and more convenient location, opened our first branch in New Kent county, Virginia and prepared for a relocation of our leased Mechanicsville office to a renovated county landmark, the Windmill, in January 2008. Our Reward Checking product, a unique (in Virginia) interest-checking product at its inception in 2006, increased net product balances by 30.3% meeting our goal of retaining existing customers and bringing in new customers. In a year in which borrowings continued the 2006 trend of growing rapidly, Reward Checking was the only deposit category besides certificates to grow in 2007. While borrowings did grow in 2007, the need to borrow was delayed by the $23.5 million we received from our stock issuance in December 2006. The results of 2007 position us to continue to grow in 2008 and in future years. As announced in December 2007, the expected purchase of two Millennium Bank branches in March 2008, should add to the our over all profitability in 2008.

The impact of the increased number of shares from the stock issuance and the higher amount of capital revealed itself in the ratios for 2007. For the year ended December 31, 2007, we had net income of $8.8 million, or $1.45 per share on a basic and a diluted basis, flat compared to $1.45 in 2006. Return on average assets (ROA) for 2007 was 0.99% compared to 0.91% in the prior year, and return on average equity (ROE) was 9.76% for 2007 compared to 11.10% in 2006. Core earnings during the period from 2006 to 2007 continued to improve as net interest income increased 5.3% and noninterest income excluding realized gains on securities increased 18.9% from the prior year.

Management’s control of noninterest expense in 2007 increased net income by growing only $55 thousand compared to an increase of $926 thousand in 2006. The small percentage increase in noninterest expense continues a trend over the last four years in which we have moved from a high of 21.1% in 2004, to 11.4% in 2005, to 3.7% in 2006 to 0.2 % in 2007. While this trend may not continue in 2008, it does show management’s strong emphasis on controlling expense growth.

Management’s goal of growing income annually by 10% is primarily dependent on growth of our existing markets and positioning the Company to grow in new markets. This strategy is emphasized by the progression over the last five years. In 2003, we purchased three branches from First Virginia bank in a new market, southeastern Virginia. These are on or just off the Route 460 corridor from Petersburg to Virginia Beach which gives us access to growth areas at both ends and in between. In late 2004, we opened a branch at Central Garage along the Route 360 corridor from Richmond to Tappahannock. This is an area of high residential growth and with the influx of new residents, growth of businesses supporting the new residents. In 2005, we opened a branch in Glenns, Virginia on the Route 17 corridor between Tappahannock and Gloucester. This is a market in which we look for future growth along Route 17 and across Route 33 from West Point. We also utilize parts of that building for training and accounting functions. In December 2006, our smallest branch – Airpark - in Hanover County was relocated to a larger office on a more accessible route in one of the fastest growing markets in Hanover County. This new Kings Charter office has two commercial loan officers and a large lobby, as well as accessible drive up windows which allows us to service our deposit customers while having better access to the business customers in the large business area in the vicinity. In 2007, we opened a new branch in New Kent County where we had operated with a loan production officer for a year and a half before opening the branch. The lender was able to generate a reasonable portfolio to help support opening a grass roots branch. The year 2008 opens with relocation of our Village branch to a new more visible and accessible branch at the Windmill and our announcement of the purchase of branches in Henrico County and Colonial Heights which brings us to new markets. With the economic growth up and down the Interstate 95 corridor from Northern Virginia to Emporia and the growth in the Hampton Roads area up the Interstate 64 and Route 17 corridor, we see many opportunities to expand our footprint in the existing corridors and new markets.

Increased loan volume in 2007 and 2006 and the associated increased net interest income reflect our recognition that growth will fuel future earnings. In addition, the overall asset quality of the loan portfolio continues near its highest level in our history. In 2007 net interest margin continued to decrease as interest income from loan growth was offset by higher cost deposits and borrowings. With the rate cuts by the Federal Reserve in 2007, the surprise cut of 75 basis points in mid January 2008 and the continuing questions about the long term impacts of the subprime lending melt down, we see a turbulent market in 2008. We are coming out of an economic environment for 2006 and most of 2007 which had high rates and caused slow deposit growth and forced us, like many other banks, to look at more expensive funding sources to fund loan demand. The market that we are moving into for 2008 is one of rapid interest rate cuts by the Federal Reserve which is making the matching of loans and deposits repricing a challenge.

The company was pleased by the contributions of our noninterest income businesses in brokerage and mortgages. These businesses added to the growth of noninterest income through their fees while having minimal operating expense impact. In addition, deposit fee income continues to grow with the growth of our deposit base. Other ancillary products, such as debit card and ATM fees, contributed a large part of the noninterest income increase in 2007.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2007 and 2006.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

	2007				2006
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$15,090	$14,822	$14,374	$13,915	$13,730	$13,137	$12,469	$11,681
Interest expense	6,615	6,439	6,107	5,801	5,586	5,163	4,506	4,190

Net interest income	8,475	8,383	8,267	8,114	8,144	7,974	7,963	7,491
Provision for loan losses	610	325	150	153	204	204	204	113

Net interest income after provision for loan losses	7,865	8,058	8,117	7,961	7,940	7,770	7,759	7,378
Noninterest income	1,642	1,643	1,477	1,349	1,352	1,359	1,305	1,149
Noninterest expense	6,792	6,431	6,374	6,278	6,490	6,393	6,563	6,373

Income before applicable income taxes	2,715	3,270	3,220	3,032	2,802	2,736	2,501	2,154
Applicable income taxes	649	1,005	905	924	886	767	700	603

Net Income	$2,066	$2,265	$2,315	$2,108	$1,916	$1,969	$1,801	$1,551

Net income per share, basic and diluted	$0.35	$0.38	$0.38	$0.35	$0.37	$0.40	$0.37	$0.32

Net Interest Income

Net interest income represents our gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 35%. Tax-exempt securities income is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. Net interest margin represents our net interest income divided by average earning assets. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Below, the “Average Balances, Income and Expense, Yields and Rates” table presents average balances, interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid, for each of the past three years.

Average Balances, Income and Expense, Yields and Rates (1)

	Year Ended December 31
	2007			2006			2005
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$104,116	$5,522	5.30%	$95,315	$4,809	5.05%	$95,688	$4,477	4.68%
Tax exempt (1)	34,325	2,038	5.94%	34,120	2,023	5.93%	37,456	2,216	5.92%

Total securities	138,441	7,560	5.46%	129,435	6,832	5.28%	133,144	6,693	5.03%
Federal funds sold	12,382	638	5.15%	5,994	299	4.99%	2,477	76	3.07%
Loans (net of unearned income) (2)	681,456	50,626	7.43%	614,330	44,503	7.24%	537,736	37,137	6.91%

Total earning assets	832,279	58,824	7.07%	749,759	51,634	6.89%	673,357	43,906	6.52%
Less allowance for loan losses	(7,296)			(5,815)			(6,632)
Total non-earning assets	58,920			55,165			59,427

Total assets	$883,903			$799,109			$726,152

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$105,494	$1,864	1.77%	$80,962	$432	0.53%	$78,953	$398	0.50%
Savings	81,843	950	1.16%	99,509	1,239	1.25%	122,373	1,312	1.07%
Money market savings	40,817	983	2.41%	45,006	936	2.08%	51,451	595	1.16%
Large dollar certificates of deposit (3)	120,735	5,799	4.80%	103,789	4,505	4.34%	79,782	2,813	3.53%
Other certificates of deposit	212,967	9,525	4.47%	204,440	8,018	3.92%	179,198	5,653	3.15%

Total interest-bearing deposits	561,856	19,121	3.40%	533,706	15,130	2.83%	511,757	10,771	2.10%
Other borrowings	122,731	5,841	4.76%	94,455	4,314	4.57%	54,543	2,427	4.45%

Total interest-bearing liabilities	684,587	24,962	3.65%	628,161	19,444	3.10%	566,300	13,198	2.33%
Noninterest-bearing liabilities
Demand deposits	98,282			99,213			93,376
Other liabilities	11,375			6,564			5,603

Total liabilities	794,244			733,938			665,279
Shareholders’ equity	89,659			65,171			60,873

Total liabilities and shareholders’ equity	$883,903			$799,109			$726,152

Net interest income		$33,862			$32,190			$30,708

Interest rate spread (4)			3.42%			3.79%			4.19%
Interest expense as a percent of average earning assets			3.00%			2.59%			1.96%
Net interest margin (5)			4.07%			4.29%			4.56%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%.

(2)	Nonaccrual loans have been included in the computations of average loan balances.

(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

Tax-equivalent net interest income increased 5.2% to $33.9 million in 2007 from $32.2 million in 2006. Average earning asset growth of 11.0% produced $7.2 million of increased interest income, while interest-bearing liabilities grew 9.0% producing a $5.5 million increase in interest expense. The increase in net interest income resulted primarily from higher loan volume offset in part by higher certificate and borrowings volumes as a result of a tight and competitive interest rate market that has predominated the last two years. Total average earning assets increased by $82.5 million, or 11.0%, with growth in loans of $67.1 million, in investments of $9.0 million and in federal funds sold of $6.4 million. Total average liabilities grew $60.3 million, or 8.2%, while the interest-bearing liabilities component increased $56.4 million, or 9.0%. Average interest-bearing deposits for 2007 were up 5.3% as consumers continued transferring money out of savings and money market accounts into higher yielding instruments. Regular certificates of deposit were up $8.5 million and large dollar certificates were up $16.9 million. Interest checking grew $24.5 million from the Reward Checking product. Savings accounts were down $17.7 million or 17.8% and money market accounts were down $4.2 million, or 9.3%. To offset the continued slow deposit growth and fund the loan growth, we used Federal Home Loan Bank borrowings at rates lower than certificates of deposit rates and in the early part of the year we used the excess cash from our December 2006 stock issuance. This resulted in an increase in average borrowings of $28.3 million, or 29.9% during 2007. The general trend in 2007 was a slowing of the growth in borrowings, a slight increase in deposit growth with most of this occurring in the later part of the year with the consumer’s flight to safe investments, and an interest environment that became more unclear as the year went on. The combination of rate decreases by the Federal Reserve and the economic turmoil brought on by the subprime lending fiasco has created a shaky market which is very prone to psychological reaction of the masses as opposed to realistic analysis.

The 2007 rate change mirrored 2006 only on a smaller scale. The increased cost of deposits and borrowings seen in the yield/rate column in the table above more than offset the increase from rates in the earning assets. The yield on earning assets increased 18 basis points to 7.07% in 2007, after increasing 37 basis points to 6.89% in 2006. The earning asset increases were offset by interest bearing liabilities increases of 55 basis points in 2007 to 3.65% and of 77 basis points in 2006 to 3.10%. These swings in rates negatively impacted the interest margin and spread. Net interest margin for 2007 was 4.07% compared to 4.29% for 2006, a 22 basis point decrease compared to the 27 basis point decrease in 2006. Net interest spread decreased 37 basis points in 2007 to 3.42% from 3.79% in 2006 further emphasizing the continued narrowing of the gap between our earning assets income and our funding cost. Demand deposits were flat in 2007, as they decreased slightly, less than 1%.

The year 2008 will be another challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline that we have had in many business cycles in the past, this process would be relatively straight forward but in a world wide economic downturn that has surfaced at the end of 2007 and beginning of 2008, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and presented some shaky financial scenarios to the larger institutions that took part in the loans or utilized hedge funds relying on these loans. While we will not have the huge write-offs that these other institutions are having, the economic environment that has been created may influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates is also influencing our investment portfolio which is a major source of offsetting the rate changes in loans. The drop in rates is causing bonds to be called faster than normal and demanding management’s attention to maintain the yield on the portfolio. Until rates stabilize in a more normal trend, we will operate in an environment that will probably negatively influence our earnings in the short term.

In 2006, average earning asset growth of 11.3% resulted from an increase in average loans outstanding of 14.2%, average federal funds sold increased 141.9% and average securities declined 2.8%. Growth in average earning assets of $76.4 million was primarily funded by average deposit growth of $21.9 million and an increase in average borrowings of $39.9 million. In 2006, net interest income on a tax equivalent basis increased 4.8% to $32.2 million from $30.7 million in 2005. Average earning asset growth of 11.3% was the primary factor in the increase in net interest income and in producing a net interest margin of 4.29%, down from 4.56% in 2005.

The “Volume and Rate Analysis” table that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Volume and Rate Analysis (1)

	2007 vs. 2006 Increase (Decrease) Due to Changes in:			2006 vs. 2005 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$468	$246	$714	$(21)	$353	$332
Tax exempt securities (2)	12	3	15	(197)	4	(193)
Loans (net of unearned income)	4,931	1,192	6,123	5,528	1,838	7,366
Federal funds sold	329	10	339	155	68	223

Total earning assets	5,740	1,451	7,191	5,465	2,263	7,728
Interest-Bearing Liabilities:
Interest checking	159	1,273	1,432	10	24	34
Savings deposits	(204)	(85)	(289)	(274)	201	(73)
Money market accounts	(93)	140	47	(81)	422	341
Consumer certificates of deposit	1,237	270	1,507	(659)	2,351	1,692
Large denomination certificates (3)	294	1,000	1,294	2,029	336	2,365
Long-term borrowings	1,663	(136)	1,527	1,626	261	1,887

Total interest-bearing liabilities	3,056	2,462	5,518	2,651	3,595	6,246

Change in net interest income	$2,684	$(1,011)	$1,673	$2,814	$(1,332)	$1,482

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.

(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 35%.

(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

Interest Sensitivity

Our primary goals in interest rate risk management are to minimize negative fluctuations in net interest margin as a percentage of earning assets and to increase the dollar amount of net interest income at a growth rate consistent with the growth rate of total assets. These goals are accomplished by managing the interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. Interest sensitivity gap is managed by balancing the volume of floating rate liabilities with a similar volume of floating rate assets, by keeping the fixed rate average maturity of asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing to market conditions on a regular basis.

We generally strive to maintain a position flexible enough to move to equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing. When an unacceptable positive gap within a one-year time frame occurs maturities can be extended by selling shorter-term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter-term investments can be made. The banking industry traditionally faces funding challenges in an environment like we had through most of 2007 where the yield curve was flat or inverted.

Managing the interest rate gap in an environment where rates have fallen so quickly presents management with different challenges. Depositors are uncertain about where to put their money, especially with the threat of an economic recession in the future. We anticipate more funds coming to us as customers look for safer investments but that will take time. Currently, we have almost a third of our loan portfolio repricing almost instantly with each rate cut. However, our deposits, especially certificates, do not reprice until they mature which results in a short term narrowing of earnings. We saw clear evidence of this in late 2007 when our daily interest income dropped approximately one thousand dollars per day with each 25 basis point change. In a 90 day horizon the balance sheet is asset sensitive, but we are slightly liability sensitive in a one year time frame. This means we have a large number of deposits repricing later in the next year and will have to look for lower cost funding in the short term to support asset growth.

Noninterest Income

Noninterest income increased by $945 thousand or 18.3% to $6.1 million in 2007 compared to $5.2 million in 2006. Service charges on deposit accounts, the largest source of noninterest income, increased by $437 thousand or 13.5% from $3.2 million in 2006 to $3.7 million in 2007. Debit card and ATM fee income increased $335 thousand or 65.8% from $509 thousand in 2006 to $844 thousand in 2007. Investment services income increased 22.7% to $447 thousand. Other operating income increased 11.1% or $112 thousand to $1.1 million compared to $1.0 million in 2006. Service charges benefited from increased fees based on both rate and volume increases. Debit and ATM activity fees were influenced by higher volume and more interchange fees on debit cards. Investment services income benefited from higher service volume. Other income was impacted by a $131 thousand increase in EVB Mortgage, Inc. income, $7 thousand increase in bank owned life insurance income and a $12 thousand increase in title company income. Realized gain on sale of securities decreased $22 thousand from $36 thousand to $14 thousand in 2007. We had no gains or losses from other real estate.

Noninterest income increased $438 thousand or 9.3% from 2005 to 2006, attributable to a $248 thousand increase in service charges on deposits, a $182 thousand increase in debit card and ATM fee income and a $104 thousand increase in investment services income. Other operating income increased from $0.9 million in 2005 to $1.0 million in 2006 which was the result of increases in mortgage business income and reasonable increases in other income categories. Gain on sale of other real estate was $0 in 2006 compared to $22 thousand in 2005 while realized gain on sale of securities decreased $188 thousand from 2005.

The following table shows the components of noninterest income for the periods indicated.

Noninterest Income:

	Years Ended December 31
(dollars in thousands)	2007	2006	2005
Service charges of deposit accounts	$3,671	$3,234	$2,986
Card transaction fees	844	509	327
Investment services	447	364	260
Gain on available for sale securities	14	36	224
Gain on sale of other real estate	—	—	22
Other operating income	1,134	1,022	908

	$6,110	$5,165	$4,727

Noninterest Expense

Total noninterest expense for 2007 increased $55 thousand or 0.2% compared to an increase of $926 thousand or 3.7% during 2006. In total dollars, noninterest expense was $25.9 million in 2007 compared to $25.8 million in 2006. Total personnel expenses decreased $120 thousand, or 0.8%, from $14.7 million in 2006 to $14.5 million in 2007. Fulltime equivalent staff count was up in 2007 as the company added staffing for a new branch, a position for new commercial products to be introduced in 2008 and a Retail business manager. Brokerage commissions ebb and flow with the profitability of the business. In the other major personnel categories, taxes and insurance expense increased $115 thousand and other benefits increased $162 thousand.

Net occupancy and equipment expense increased $376 thousand or 9.6% to $4.3 million for 2007, from $3.9 million in 2006. Occupancy expense increased $227 thousand or 13.1%, as most expenses in this category increased as a result of posting a full year of depreciation for one branch, rent for two others and the increase in the associated ancillary costs that go with this growth. Building repairs and maintenance was up due to nondepreciable improvements in old branches. Equipment expense rose due to depreciation on a new mainframe, increased cost for software maintenance and core IT service contracts. As we continue to expand, we anticipate these expenses increasing as a normal cost of business. The purchase of the Millennium branches in 2008 will increase all the costs associated with buildings and their upkeep.

In 2007, other operating expenses decreased in total $201 thousand or 2.8% to $7.0 million compared to $7.2 million in 2006. This decrease resulted from declines in consulting expenses of $139 thousand, data processing of $180 thousand and marketing and advertising of $115 thousand. Consulting fees dropped as all the consulting cost from the one bank reorganization was paid and management managed new consulting fees in 2007. The data processing change was the result of continued segmenting of expenses in our chart of accounts and managing the better defined costs. Marketing and advertising expense decreased as a result of less advertising related to the new bank name and the introduction of a new product, Reward Checking. Other operating expenses increased $191 thousand mostly from a $111 thousand increase in miscellaneous loan expense related to higher OREO and collection expenses, continued increases in HELOC costs as we continued to grow that loan category and higher credit card expenses. In addition, education and training expense rose as the company increased its effort to keep the directors and employees up to date on issues and procedures. With the continued expansion that we expect in the future, these expenses will increase to mirror our growth efforts.

For 2006, total noninterest expense increased $926 thousand or 3.7% in 2006 compared to an increase of $2.5 million or 11.4% in 2005. In total dollars, noninterest expense was $25.8 million in 2006 compared to $24.9 million in 2005. Salaries and benefits with a $567 thousand increase was the largest contributor to the increase. On a year-to-year basis, salaries and benefits increased to $14.7 million in 2006 compared to $14.1 million in 2005.

Net occupancy and equipment expense increased $189 thousand or 5.1% to $3.9 million for 2006, from $3.7 million in 2005. There were no major initiatives for most of the year, so increases were associated with annual contract or rent increases. In December 2006, the old Airpark branch was relocated to the Kings Charter branch.

Other operating expenses increased $170 thousand or 2.4% to $7.2 million in 2006 from $7.1 million in 2005. This increase was influenced by decreases in consulting fees of $397 thousand and data processing of $313 thousand; offset by increases in marketing and advertising expense of $440 thousand and other operating expense of $416 thousand. Consulting and data processing expense declined. Marketing and advertising expense increased as the result of two major efforts: the re-branding of the company under the EVB name and the introduction of a new product, Reward Checking Other expenses increased as a result of higher security expenses, ATM charge-offs and miscellaneous lending expenses as a result of loan volume.

The following table shows the components of noninterest expense for the periods indicated.

Noninterest Expense:

	Years Ended December 31
(dollars in thousands)	2007	2006	2005
Salaries and employee benefits	$14,547	$14,667	$14,100
Occupancy and equipment	4,282	3,906	3,717
Consultant fees	629	768	1,165
Data processing	261	441	754
Telephone	613	571	547
Marketing and advertising	756	871	431
Other operating expenses	4,786	4,595	4,179

Total noninterest expense	$25,874	$25,819	$24,893

Income Taxes

Income tax expense in 2007 increased $527 thousand to $3.48 million, compared to $2.96 million in 2006 and $2.59 million in 2005. In 2007, adjustments to deferred taxes and lower tax exempt income contributed to the increase. Income tax expense corresponds to an effective rate of 28.5%, 29.0% and 27.8% for the three years ended December 31, 2007, 2006, and 2005, respectively. While our statutory rate is 35% based on our income level and our actual net income was higher, our actual tax in 2007 benefited from adjustments to deferred taxes and tax exempt income which caused the effective rate to drop.

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

Loan Portfolio

Loans, net of unearned income, increased to $708.8 million at December 31, 2007, an increase of $58.3 million or 9.0% from $650.5 million at year-end 2006. The real estate loan portfolio was the growth driver in 2007, increasing $55.7 million, or 10.3%, with the commercial, industrial and agricultural loan portfolio increasing by $919 thousand, or 1.5% and consumer loans, increasing for the first time in years as the result of credit card and overdraft protection loan growth. This statistic is skewed by the mixing of some minor loan types. The loan total for true consumer loans continues declining year to year but not as rapidly. Real estate construction loans grew $13.0 million, or 15.1%, while commercial real estate loans grew $13.1 million, or 7.9%. The loan growth was driven by the continued economic expansion in the business markets that we serve. However, the total dollar growth declined in 2007 by $18.1 million when compared to $76.4 million growth in 2006. At year-end 2006, loans, net of unearned income, were $650.5 million, up $76.4 million or 13.3% from $574.1 million at year-end 2005. Loan growth for all periods reported was primarily driven by increases in the real estate portfolio.

The following table shows the composition of the loan portfolio at the dates indicated.

	At December 31
(dollars in thousands)	2007	2006	2005	2004	2003
Commercial, industrial and agricultural loans	$60,778	$59,859	$55,732	$46,629	$55,547
Residential real estate mortgage	317,767	288,114	263,191	252,895	236,199
Real estate construction	98,877	85,910	47,620	23,675	20,199
Commercial real estate	178,011	164,948	151,897	131,580	114,426
Consumer loans	52,170	51,446	55,680	58,800	62,166
All other loans	1,243	305	321	96	86

Total loans	708,846	650,582	574,441	513,675	488,623
Less unearned income	(29)	(90)	(356)	(1,126)	(1,873)

Total loans net of unearned discount	708,817	650,492	574,085	512,549	486,750
Less allowance for loan losses	(7,888)	(7,051)	(6,601)	(6,675)	(6,495)

Net loans	$700,929	$643,441	$567,484	$505,874	$480,255

The following table presents loan categories that are particularly sensitive to rate changes:

Remaining Maturities of Selected Loans

Year Ended December 31, 2007

		Variable Rate			Fixed Rate
(in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial & Agricultural	$37,563	2,053	—	$2,053	19,320	1,842	$21,162	$60,778
Real Estate Construction	$92,030	5,372	—	$5,372	587	888	$1,475	$98,877

Loans secured by real estate comprised approximately 83.9% of our loan portfolio at December 31, 2007. Within this category, residential real estate mortgages made up 44.8% of the loan portfolio at December 31, 2007 and 44.3% at December 31, 2006 and 45.8% at year-end 2005. While the percentage to total loan portfolio are similar each year, in 2007 residential real estate mortgages grew $29.6 million, or 10.3%. This was the largest growth in any single loan category for the year and was aided by purchases from our mortgage company. Commercial real estate loans declined from 25.4% of the total loan portfolio at year-end 2006 to 25.1% at year-end 2007. Real estate construction loans grew 15.1% over 2006 balances and accounted for 13.9% of total loans outstanding at year-end 2007 compared to 13.2% at year-end 2006 and 8.3% at year-end 2005. Our losses on loans secured by real estate have historically been low, averaging $32 thousand in net charge offs per year over the last five years.

Consumer loans are again the fifth largest component of our loan portfolio in 2007 comprising 7.4% of the portfolio at year-end 2007 compared to 7.9% at year-end 2006 and 9.6% and 11.5% at year-end 2005 and 2004, respectively. This portfolio’s primary component consists of installment loans. Net consumer loans for household, family and other personal expenditures totaled $52.1 million at 2007 year-end, up $724 thousand from $51.4 million at 2006 year-end. The increase was the result of increases in the credit card loans and some overdraft protection type loans which make up a minor part of the category. Lifestyle changes with emphasis on fast and easy one-step loans have created intense competition for consumer borrowing dollars. This change combined with the automotive industry’s various rebate programs with low rates at the dealer location continue a trend that started in 2002 of decreasing consumer loans both in absolute amount and percentage of the total loan portfolio.

Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans increased in total dollars outstanding to $60.8 million at December 31, 2007 compared to $59.9 million at December 31, 2006. However, due to the growth of real estate loans, it comprised only 8.6% of the total portfolio at year-end 2007 compared to 9.2% at year-end 2006 and 9.7% at year-end 2005. The growth in real estate construction and commercial, industrial and agricultural loans emphasize our clear commitment to support small to medium sized businesses.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We do not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Our unfunded loan commitments, excluding credit card lines and letters of credit, at year-end 2007 totaled $105.6 million, compared to $82.3 million at year-end 2006. Unfunded loan commitments (excluding $29.8 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from spring through fall than at year-end. Historically, our loan collateral has been primarily real estate because of the nature of our market region. However, as we expand into newer markets, to us, we are encountering other collateral options which in lieu of real estate, are booked based on strong credit guidelines and controls to monitor the status of the collateral.

Asset Quality

Our allowance for loan losses is an estimate of the amount needed to provide for inherent losses in the loan portfolio. In determining adequacy of the allowance, we consider our historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. Our ratio of nonperforming assets at year-end 2007 decreased to 0.40% compared to 0.45% at December 31, 2006 and down from 0.44% at December 31, 2005. This measure emphasizes our continued vigilance of our loan portfolio. Actual nonperforming assets were flat at $2.9 million at year-end 2007 and 2006, respectively. Net charge offs for 2007 increased $126 thousand or 45.8% to $401 thousand, compared to $275 thousand for the year in 2006.

We have a loan review function consisting of bank officers and board members. Additionally an independent credit review firm performs a review of loans, including a SFAS No.114 review for determining specific reserves. We utilize a risk-based evaluation system based on loan type, collateral and payment history to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis. When the lending environment and the economic markets generate precursors of bad times, such as those that occurred at the end of 2007 and the beginning of 2008, management, using prudent judgment, added to the reserve in 2007 and may increase the reserve in 2008 to prepare for possible losses.

Continued good asset quality in 2007 allowed us to maintain a lower loan loss allowance ratio through most of the year. Unfortunately, in the fourth quarter the bottom fell out of the subprime lending market creating a snowball effect on all businesses associated with these financial instruments. While EVB does not have any of these loans, we still have to deal with the market operating in a state of fear and panic at the end of 2007, therefore, management increased the provision expense in the fourth quarter 2007 to raise the ratio. In 2007, at year-end, EVB had a ratio of 1.11% compared to 1.08% at year-end 2006 and to 1.15% at December 31, 2005, respectively. For the same dates, the loan loss allowance to nonaccrual loans ratio was 544%, 504% and 747%, indicating that the allowance was adequate with respect to nonaccrual loans. The adequacy of the allowance for loan losses is subject to regulatory examinations which may review such factors as the method used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

The following table shows loan charge-offs, loan recoveries, and loan loss provision for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Average loans outstanding, net of unearned income	$681,456	$614,330	$537,736	$498,568	$431,051
Allowance for loan losses, January 1	7,051	6,601	6,676	6,495	5,748
Loans charged off:
Commercial and agricultural	37	37	156	135	130
Real estate	98	42	67	56	46
Consumer	726	691	895	1,318	1,154

Total loans charged off	861	770	1,118	1,509	1,330
Recoveries:
Commercial and agricultural	63	23	66	48	56
Real estate	27	23	36	9	4
Consumer	370	449	389	354	380

Total recoveries	460	495	491	411	440

Net loans charged off	401	275	627	1,098	890
Provision for loan losses	1,238	725	552	1,279	1,637

Allowance for loan losses, December 31	$7,888	$7,051	$6,601	$6,676	$6,495

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.11%	1.08%	1.15%	1.30%	1.33%
Ratio of net charge-offs to average loans outstanding during the year	0.06%	0.04%	0.12%	0.22%	0.21%

The following table shows the allocation of allowance for loan losses at the dates indicated.

Allocation of Allowance for Loan Losses

	At December 31
	2007		2006		2005		2004		2003
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and agricultural	$1,235	8.57%	$1,061	9.20%	$1,893	9.08%	$1,299	9.08%	$1,365	11.41%
Real estate mortgage	1,145	44.83%	1,144	44.29%	763	49.22%	1,002	49.22%	1,375	48.53%
Real estate construction	1,606	13.95%	1,066	13.21%	492	4.61%	206	4.61%	246	4.15%
Commercial real estate	2,569	25.11%	2,630	25.35%	2,037	25.62%	2,664	25.62%	1,455	23.51%
Consumer	981	7.36%	949	7.91%	1,258	11.45%	1,349	11.45%	1,808	12.39%
Other loans and overdrafts	55	0.18%	54	0.04%	—	0.02%	—	0.02%	—	0.01%

Total allowance for balance sheet loans	7,591	100.00%	6,904	100.00%	6,443	100.00%	6,520	100.00%	6,249	100.00%
Unallocated	297		147		158		156		246

Total allowance for loan losses	$7,888		$7,051		$6,601		$6,676		$6,495

(Percent is loans in category divided by total loans)

The following table shows the allocation of allowance for loan losses at the dates indicated.

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days or more, and other real estate owned, decreased $41 thousand or 1.4% to $2.9 million at year-end 2007, while total loans outstanding, net of unearned discount, increased $58.3 million or 9.0% to $708.8 million for the same period. The ratio of nonperforming assets to total loans and other real estate at year-end 2007 was 0.40% compared to 0.45% at year-end 2006.

Nonperforming loans at year-end 2007 were $1.8 million which included $1.4 million in nonaccrual loans with $1.3 million of those loans secured by real estate in our market area, $67 thousand of commercial and agricultural loans and $97 thousand of consumer loans. Based on estimated fair values of the related collateral, we consider the nonperforming real estate loans recoverable, with any individual deficiency well covered by the allowance for loan losses. The total amount of non real estate secured nonaccrual loans was $164 thousand. Loans are placed on nonaccrual status at the time when the collection of principal and interest are considered to be doubtful. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $72 thousand and $45 thousand for the years 2007 and 2006, respectively.

The balance of the nonperforming assets at year-end 2007 is the other real estate owned in the amount of $1.1 million compared to none in 2006. This amount represents three houses under construction upon which the bank exercised a forbearance claim, took title to the houses and is having the homes completed to be sold at completion. The assessed value of the completed homes is above the total that the bank has in the loan and we expect to be fully covered by the sale. In an abundance of caution, the bank also took a third deed of trust on the developers home, which is in an affluent part of the city of Richmond, and intends to payoff the first deed in order to gain control of the property. The sale of this property to the holder of the second deed of trust or an outside party should provide enough cash flow to further protect the bank from loss.

The following table shows nonperforming assets at the dates indicated.

Nonperforming Assets

	At December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$1,449	$1,400	$884	$3,217	$4,093
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	358	1,504	1,655	1,614	19

Total nonperforming loans	1,807	2,904	2,539	4,831	4,112
Other real estate owned	1,056	—	—	—	—

Total nonperforming assets	$2,863	$2,904	$2,539	$4,831	$4,112

Nonperforming assets to total loans and other real estate owned	0.40%	0.45%	0.44%	0.94%	0.84%
Allowance for loan losses to nonaccrual loans	544.37%	503.52%	746.72%	207.52%	158.69%
Net charge-offs to average loans for the year	0.06%	0.04%	0.12%	0.22%	0.21%
Allowance for loan losses to year end loans	1.11%	1.08%	1.15%	1.30%	1.33%
Foregone interest income on nonaccrual loans	$72	$45	$37	$121	$131

Net charge offs in 2007 increased to $401 thousand from $275 thousand in 2006. The year 2007 net charge offs included $356 thousand of consumer loans, a net recovery of $26 thousand of commercial loans and $71 thousand of real estate loans. Although trends for credit quality factors were stable through most of 2007, it is likely that EVB, in light of the turbulent economic environment, will continue provisions for loan losses in 2007 at a slightly higher level. The primary factors for additional provision are growth in the loan portfolio and the possibility of an economic downturn in 2008 as noted in many economic forecasts.

At December 31, 2007, we reported $4.5 million in impaired loans of which $7 thousand was included in nonperforming loans. Loans are viewed as impaired based upon individual evaluations of discounted expected cash flows or collateral valuations. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

Securities

Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value.

At December 31, 2007, the securities portfolio, at fair market value, was $160.9 million, a 26.5% increase from $127.2 million at 2006 year-end which was a 6.1% decrease from $135.4 million at 2005 year-end. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of negative $2.9 million at December 31, 2007 and a negative $2.5 million at 2006 year-end.

We follow a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. We consider derivatives to be speculative in nature and contrary to our historical philosophy. We do not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities at the dates indicated.

Investment Securities and Securities Available for Sale

	December 31, 2007		December 31, 2006		December 31, 2005
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U S Treasury and Agencies	$43,284	$43,515	$31,596	$31,132	$29,849	$29,301
Mortgage-backed securities	25,136	24,861	29,253	28,557	36,010	35,222
States and political subdivisions	41,137	41,211	32,429	30,937	35,373	35,795
Corporate, CMO and other securities	47,374	42,856	30,836	29,754	31,959	30,183
Restricted securities	8,422	8,422	6,787	6,787	4,919	4,919

Total securities	$165,353	$160,865	$130,901	$127,167	$138,110	$135,420

The following table presents the maturity and yields of securities at their amortized cost at the date indicated.

Maturity Distribution and Yields of Securities

	December 31, 2007
	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and equity securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$22,680	4.59%	$16,460	4.82%	$3,144	6.02%	$1,000	6.25%	$43,284	4.82%
Mortgage-backed securities	3	8.33%	15,600	4.25%	7,803	4.81%	1,730	5.58%	25,136	4.58%
States and political subdivisions (1)	4,561	6.27%	13,658	6.14%	11,287	6.12%	11,631	6.40%	41,137	6.22%
Corporate, CMO and other securities	1,051	4.93%	19,527	5.90%	11,128	4.75%	24,090	7.03%	55,796	6.23%

Total securities	$28,295	4.87%	$65,245	5.28%	$33,362	5.30%	$38,451	6.75%	$165,353	5.61%

Maturity Distribution and Yields of Securities

(1)	Yields on tax- exempt securities have been calculated on a tax equivalent basis.

See Note 3 to the Consolidated Financial Statements.

Deposits

We have historically focused on increasing core deposits to reduce the need for other borrowings to fund growth in earning assets. Core deposits provide a low cost and stable source of funding for our asset growth. Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin. Borrowing through the Federal Home Loan Bank of Atlanta (FHLB) is utilized for funding when the cost of borrowed funds falls below the cost of new interest-bearing deposits. Our $17.9 million deposit growth, or 2.7% in 2007, following $25.6 million, or 4.1%, deposit growth in 2006, was less than our loan growth in both periods and required us to continue spending more for deposits and to borrow from the FHLB to fund loan growth. This continues an interest rate trend noted in 2006 and 2005 and is the result of interest rates moving to an inverted yield curve, where short term rates tend to be higher than long term rates. Total deposits at December 31, 2007 of $671.9 million increased from $654.0 million at 2006 year-end. Noninterest-bearing deposits decreased by $3.4 million or 3.5% to $95.8 million at 2007 year-end compared to $99.3 million at December 31, 2006. During the same period, interest-bearing deposits increased 3.8% to $576.1 million at 2007 year-end, compared to $554.7 million at December 31, 2006.

While these figures represent the balances at December 31, 2007 or 2006, it is more meaningful to review average deposits for the year, which reflect how much we are really funding over the year. For 2007, average total deposits of $660.1 million reflected a 4.3% increase over the 2006 average of $632.9 million. Average deposits for 2007, while up overall, continued a definite movement out of lower priced deposits into higher paying funds, such as we experienced in 2006. The only difference between the two years is a smaller volume of growth and percentage change in 2007. Savings and money market savings accounts decreased $17.7 million, or 17.8%, and $4.2 million, or 9.3%, respectively. In 2006, these same categories declined 18.7% and 12.5%, respectively. In 2007, large dollar and regular certificates of deposit increased $16.9 million, or 16.3%, and $8.5 million, or 4.2%, respectively, continuing the trend of 2006 when these products increased 30.1% and 14.1%, respectively. Interest bearing checking accounts (NOW) increased $24.5 million, or 30.3%, in 2007 compared to an increase of $2.0 million in 2006. This increase is attributed to a new product, Reward Checking, introduced late in the third quarter of 2006. This product pays a higher interest rate on customer’s deposits, if they adhere to four basic rules which encourage the customer to utilize online banking and electronic transactions which provide transactions that are less costly to the bank. While the 5.01% quoted to the customer through 2007 seems high, the real cost for Reward Checking accounts was about 3.56%. Thus we kept deposits for less than our certificate of deposit rates. Demand deposit average balances decreased $931 thousand, or less than 1%, in 2007. Deposits were harder to come by in 2007 and continued a pattern of the last two years created by the high interest rate environment imposed by the Federal Reserve. With the interest rate cuts in the later part of 2007, this environment is changing and the subprime lending turmoil has caused this process to occur faster than normal. Management’s challenge in 2008 is to manage the net interest margin in a repricing environment where deposits reprice slower that earning assets.

Total deposits at 2006 year-end of $654.0 million an increase of $25.6 million or 6.5% compared to $628.3 million at 2005 year-end. The deposit growth in 2006 was the result of increases in certificates of deposit, demand and NOW deposits. All other deposit categories declined in 2006. Average deposits for 2006 were $632.9 million, an increase of 4.6%, or $27.8 million, compared to 2005 average deposits of $605.1 million.

The following table presents average deposits balances and rates for the periods indicated:

Average Deposits and Rates Paid

	Years Ended December 31
	2007		2006		2005
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$98,282		$99,213		$93,376
Interest-bearing deposits:
Checking (NOW accounts)	105,494	1.77%	80,962	0.53%	78,953	0.50%
Money market accounts	40,817	2.41%	45,006	2.08%	51,451	1.16%
Regular savings accounts	81,843	1.16%	99,509	1.25%	122,373	1.07%
Large denomination certificates (1) (2)	120,735	4.80%	103,789	4.34%	79,782	3.53%
Other certificates of deposit (2)	212,967	4.47%	204,440	3.92%	179,198	3.15%

Total interest-bearing	561,856	3.40%	533,706	2.83%	511,757	2.10%

Total average deposits	$660,138		$632,919		$605,133

(1)	Certificates issued in amounts of $100,000 or greater

(2)	Includes some brokered deposits

The following table presents the maturity schedule of large denomination certificates at the dates indicated:

Maturities of Large Denomination Certificates of Deposit (1) (2)

(dollars in thousands)	Within 3 Months	3-6 Months	6-12 Years	Over 12 Months	Total	Percent of Total Deposits
At December 31, 2007	$19,311	$4,917	$64,292	$33,119	$121,639	18.10%

(1)	Certificates issued in amounts of $100,000 or greater

(2)	Includes some brokered deposits

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

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically, the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2007, we had a total risk based capital ratio of 14.75% and a Tier 1 leverage ratio of 10.80%, both far in excess of regulatory guidelines and the amount needed to support our banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, we announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. This plan was amended in 2003 and the number of shares that can be repurchased is 5% of the outstanding shares on January 1 of each year. We repurchased 179,350 shares in 2007 and no shares in 2006 or 2005. Details of the number of shares available and purchases by month can be seen on page 23 in Item 5.

In December 2006, we completed an offering of our common stock. We sold 1.15 million shares and received over $23.5 million (net proceeds) in new capital. These funds gave us flexibility in 2007 which allowed us to fund assets purchases early in 2007 with out borrowing and gave us flexibility in a tight deposit milieu.

The following table provides an analysis of our capital as of December 31, 2007, 2006, and 2005. Note 19 in the Consolidated Financial Statements presents an analysis of the capital position of both our Company and EVB as of year-end 2007, 2006 and 2005:

Analysis of Capital

	At December 31,
(dollars in thousands)	2007	2006	2005
Tier 1 capital:
Common stock	$11,865	$12,166	$9,812
Surplus	18,812	21,276	—
Retained earnings	63,616	58,731	53,838

Total equity	94,293	92,173	63,650
Trust preferred debt	10,000	10,000	10,000
Less goodwill and intangibles	(6,496)	(6,776)	(7,056)

Total Tier 1 capital	97,797	95,397	66,594
Tier 2 capital:
Allowance for loan losses	7,888	7,051	6,601
Deductions for other investments (1)	(1,260)	(1,448)	(1,220)

Total risk-based capital	104,425	101,000	71,975
Risk-based assets	707,850	634,287	553,167
Capital ratios:
Tier 1 risk-based capital	13.82%	15.04%	12.04%
Total risk-based capital	14.75%	15.92%	13.01%
Tier 1 capital to average total assets	10.80%	11.57%	8.87%

(1)	Regulatory authorities require a deduction from capital for the value of other LLC’s in which we have an ownership interest.

Off -Balance Sheet Arrangements

At December 31, 2007, we had $118.5 million of off-balance sheet credit exposure in the form of $112.2 million of commitments to grant loans and unfunded commitments under lines of credit and $6.3 million of standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which we are committed.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to our customers. We generally hold collateral supporting those commitments if deemed necessary.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. Our management of liquid assets provides a liquidity level that we believe is sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs. At December 31, 2007, $338.1 million or 39.2% of total earning assets were due to mature or reprice within the next year.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with immediately available lines of credit with the Federal Home Loan Bank totaled $6.3 million at December 31, 2007. At year-end 2007, we had $127.1 million of FHLB borrowings outstanding. During 2007, we executed new borrowings of $85.0 million and had paydowns of $48.4 million in FHLB borrowings.

The following table presents our contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.

	Payments Due by Period
As of 12/31/2007	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(dollars in thousands)
Long-term debt	$137,371	$1,429	$17,142	$10,000	$108,800
Capital lease obligations	—	—	—	—	—
Operating leases	1,435	295	599	349	192
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$138,806	$1,724	$17,741	$10,349	$108,992

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap at year-end was a positive 0.44% which is within the policy limit for the one-year gap of plus 15% to minus 15% of total earning assets at a combined Company level.

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

The most recent earnings simulation model projects net income would decrease approximately 21.5% of stable rate or base net income if rates were to fall immediately by 200 basis points. It projects a decrease of approximately 2.12% if rates rise by 200 basis points. Management believes this reflects an asset sensitive interest risk for the one-year horizon although an alternative calculation indicates an asset sensitive position in a 90 day horizon and a slightly liability sensitive position in a one year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 13.08%. Additionally, NPV is estimated to increase by 0.31% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	2007	2006
Static 1 - Year Cumulative Gap	0.44%	-8.65%
1 - Year net income simulation projection:
- 200 basis point shock vs. stable rate	-21.50%	-9.98%
+ 200 basis point shock vs. stable rate	2.12%	-1.08%
Static net present value change:
- 200 basis point shock vs. stable rate	0.31%	-6.40%
+ 200 basis point shock vs. stable rate	-13.08%	-5.04%

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the three years ended December 31, 2007

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2007

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2007

•	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2007, management has assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Yount, Hyde and Barbour, P.C., the independent registered public accounting firm that audited our consolidated financial statements, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. The report, which states an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2008 annual meeting of shareholders, and for executive officers is listed below:

Executive Officers of the Registrant

Following are the persons who are currently executive officers of EVB, their ages as of December 31, 2007, their current titles and positions held during the last five years:

Joe A. Shearin, 51, joined our Company in 2001 as the president and chief executive officer of Southside Bank until 2006 when he became president and chief executive officer of EVB. Mr. Shearin became the president and chief executive officer of our Company in 2002.

William E. Martin, Jr., 58, has served as executive vice president – commercial banking of EVB since September, 2006. From April 2006 to September 2006, Mr. Martin was regional president of EVB. Mr. Martin served as the president and chief executive officer of Hanover Bank from 2000 when it began operations until it merged into EVB in 2006. Mr. Martin also serves as chairman of EVB Investments, Inc.

Joseph H. James, 52, has been executive vice president of EVB and chief operations officer of our Company since April 2006. Mr. James joined us in 2000 as vice president and operations manager. From April 2002 until November 2002, Mr. James was our vice president and chief operations officer. From November 2002 through April 2006, Mr. James was our senior vice president and chief operations officer.

Ronald L. Blevins, 63, has been our chief financial officer since 2000. He served as our senior vice president from December 2000 until April 2006. In April 2006, he was named an executive vice president of EVB.

J. Lloyd Railey, 57, joined Southside Bank in 2001 as its chief financial officer. He was our senior vice president and risk management officer from 2002 until April 2006 when he was named our chief risk officer and executive vice president of EVB.

James S. Thomas, 53, joined Southside Bank in 2003 as senior vice president and retail banking manager. In 2005, he became executive vice president and chief operating officer of Southside Bank and served in that position through April 2006. In April 2006, Mr. Thomas became executive vice president – retail banking of EVB. In June 2007, he became executive vice president and Chief Credit Officer of EVB. Prior to joining Southside Bank, Mr. Thomas was vice president of South Trust from 2002 to 2003. Mr. Thomas was also senior vice president and senior credit officer of Bank of Richmond from 2001 to 2002.

Bernard G. McLaughlin, 52, joined EVB in September 2007, as Executive Vice President of Retail Banking. Mr. McLaughlin came to EVB from Laconia Savings Bank, Laconia, NH an $850 million statewide bank he had been with since 1997. As their Retail Executive Vice President, his responsibilities included Retail Administration, Small Business Banking Sales Management, Retail Operations, Electronic Banking, Call Center Management and Corporate Marketing.

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

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in EVB’s Proxy Statement for the 2008 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation” in our Proxy Statement for the 2008 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors, including the statement on independence of directors” and “Transactions with Management” in our Proxy Statement for the 2008 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in EVB’s Proxy Statement for the 2008 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number

3.1	Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended February 21, 2008, attached as Exhibit 3.1 to the Company’s current Report on Form 8- K filed February 27, 2008, incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated herein by reference. *

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan, included in the Company’s 2007 Proxy Statement, as filed with the Commission on March 21, 2007, incorporated herein by reference. *

10.3	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin, attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.4	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.5	Employment Agreement dated as of January 6, 2003, between Eastern Virginia Bankshares, Inc. and Joseph H. James, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference. *

10.6	Employment Agreement dated as of March 25, 2004, between Hanover Bank and William E. Martin Jr, attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference. *

10.7	Employment Agreement dated as of June 6, 2005, between Eastern Virginia Bankshares and J. Lloyd Railey, attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, incorporated herein by reference. *

10.8	Purchase and Assumption Agreement between EVB and Millennium Bank, N.A., attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 3, 2007, incorporated herein by reference.

13.1	Excerpt from the 2007 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2007 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ Ronald L. Blevins	Date:	March 4, 2008
Ronald L. Blevins
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2008.

Signature	Title

/s/ W. Rand Cook W. Rand Cook	Chairman of the Board of Directors

/s/ F. L. Garrett, III F.L. Garrett, III	Vice Chairman of the Board of Directors

/s/ Joe A. Shearin Joe A. Shearin	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ira C. Harris Ira C. Harris	Director

/s/ F. Warren Haynie, Jr. F. Warren Haynie, Jr.	Director

/s/ William L. Lewis William L. Lewis	Director

/s/ Charles R. Revere Charles R. Revere	Director

/s/ Howard R. Straughan Howard R. Straughan	Director

/s/ Leslie E. Taylor Leslie E. Taylor	Director

/s/ Jay T. Thompson Jay T. Thompson	Director

/s/ Ronald L. Blevins Ronald L. Blevins	Chief Financial Officer (Principal Financial and Accounting Officer)

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

March 3, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	(dollars in thousands)
	2007	2006
Assets:
Cash and due from banks	$18,017	$14,004
Federal funds sold	367	22,411
Securities available for sale, at fair value	160,865	127,167
Loans, net of unearned income	708,817	650,492
Allowance for loan losses	(7,888)	(7,051)

Total loans, net	700,929	643,441

Deferred income taxes	4,584	4,498
Bank premises and equipment, net	18,261	16,906
Accrued interest receivable	4,124	4,132
Other real estate	1,056	—
Goodwill	5,725	5,725
Other assets	12,783	13,114

Total assets	$926,711	$851,398

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$95,823	$99,253
Interest-bearing deposits	576,077	554,726

Total deposits	671,900	653,979

Federal funds purchased	17,099	—
Federal Home Loan Bank (FHLB) advances	127,071	90,500
Trust preferred debt	10,310	10,310
Accrued interest payable	3,539	2,278
Other liabilities	6,023	6,524

Total liabilities	835,942	763,591

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 5,947,443 including 15,000 nonvested shares, and 6,083,294 shares, respectively	11,865	12,166
Surplus	18,811	21,276
Retained earnings	63,616	58,731
Accumulated other comprehensive (loss), net	(3,523)	(4,366)

Total shareholders’ equity	90,769	87,807

Total liabilities and shareholders’ equity	$926,711	$851,398

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2007, 2006 and 2005

	(dollars in thousands, except per share data)
	2007	2006	2005
Interest and Dividend Income
Loans and fees on loans	$50,626	$44,503	$37,137
Interest on investments:
Taxable interest income	5,065	4,417	4,295
Tax exempt interest income	1,415	1,405	1,539
Dividends	457	392	182
Interest on federal funds sold	638	299	76

Total interest and dividend income	58,201	51,016	43,229

Interest Expense
Deposits	19,121	15,130	10,772
Federal funds purchased	73	88	109
Interest on FHLB advances	4,919	3,415	1,666
Interest on trust preferred debt	849	811	651

Total interest expense	24,962	19,444	13,198

Net interest income	33,239	31,572	30,031
Provision for Loan Losses	1,238	725	552

Net interest income after provision for loan losses	32,001	30,847	29,479

Noninterest Income
Service charges on deposit accounts	3,671	3,234	2,986
Gain on sale of available for sale securities, net	14	36	224
Gain on sale of other real estate owned	—	—	22
Other operating income	2,425	1,895	1,495

Total noninterest income	6,110	5,165	4,727

Noninterest Expenses
Salaries and benefits	14,547	14,667	14,100
Occupancy and equipment expense	4,282	3,906	3,717
Telephone	613	571	547
Data processing	261	441	754
Consultant fees	629	768	1,165
Marketing and advertising	756	871	431
Other operating expenses	4,786	4,595	4,179

Total noninterest expense	25,874	25,819	24,893

Income before income taxes	12,237	10,193	9,313
Income Tax Expense	3,483	2,956	2,587

Net income	$8,754	$7,237	$6,726

Earnings Per Share, basic	$1.45	$1.45	$1.37

Diluted earnings per share	$1.45	$1.45	$1.37

Dividends Per Share	$0.64	$0.63	$0.60

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	(dollars in thousands)
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$8,754	$7,237	$6,726
Adjustments to reconcile net income to cash provided by operating activities:
Loss from equity investment in partnership	16	16	16
Depreciation and amortization, net	1,984	1,917	2,090
Deferred tax provision (benefit)	(439)	(1,323)	(186)
Provision for loan losses	1,238	725	552
(Gain) loss realized on sale of fixed assets	(12)	(26)	57
(Gain) realized on available for sale securities, net	(14)	(36)	(224)
(Gain) realized on Other Real Estate	—	—	(22)
Accretion and amortization on securities, net	59	265	896
Stock based compensation	250	210	181
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	8	(549)	(593)
(Increase) decrease in other assets	386	(899)	976
Increase in accrued interest payable	1,261	1,014	425
Increase (decrease) in other liabilities	1,449	1,237	(894)

Net cash provided by operating activities	14,940	9,788	10,000

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	4,070	4,746	11,067
Maturities and principal repayments of securities available for sale	11,632	12,977	19,112
Purchases of securities available for sale	(50,271)	(10,742)	(36,172)
Proceeds from sale of other real estate	—	—	321
Net (increase) in loans	(59,782)	(76,681)	(62,462)
Purchases of bank premises and equipment	(3,338)	(3,676)	(1,889)
Proceeds from sale of bank premises and equipment	12	26	207

Net cash (used in) investing activities	(97,677)	(73,350)	(69,816)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(continued)

	(dollars in thousands)
	2007	2006	2005
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit accounts, interest-bearing demand deposits and savings accounts	16,594	(25,657)	(3,140)
Net increase in certificates of deposit	1,327	51,293	41,605
Proceeds from Federal Home Loan Bank advances	85,000	40,000	30,500
Repayments of Federal Home Loan Bank advances	(48,429)	(1,429)	(1,429)
Increase (decrease) in federal funds purchased	17,099	(6,822)	(1,578)
Repurchases and retirement of stock	(3,610)	—	—
Exercise of stock options	38	13	—
Issuance of common stock under dividend reinvestment plan	413	394	387
Issuance of common stock under stock offering	—	23,576	—
Director stock grant	143	191	125
Dividends paid	(3,869)	(3,098)	(2,935)

Net cash provided by financing activities	64,706	78,461	63,535

Cash and Cash Equivalents
Beginning of year	36,415	21,516	17,797
Net increase (decrease) in cash and cash equivalents	(18,031)	14,899	3,719

End of year	$18,384	$36,415	$21,516

Supplemental Disclosures of Cash Flow Information
Cash payments for Interest	$23,701	$18,431	$12,774

Cash payments for Income taxes	$4,009	$2,956	$1,680

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$1,056	$—	$300

Unrealized (loss) on securities available for sale	$(754)	$(1,044)	$(3,595)

Minimum pension liability adjustment	$1,949	$(2,881)	$—

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$9,763	$—	$49,403	$597		$59,763

Comprehensive income:
Net income - 2005	—	—	6,726	—	$6,726	6,726
Other comprehensive loss:	—	—	—	—
Unrealized securities losses arising during period, (net of tax, ($1,298))	—	—	—	—	(2,521)	—
Reclassification adjustment, (net of tax, $76)	—	—	—	—	148	—

Other comprehensive loss (net of tax, ($1,222))	—	—	—	(2,373)	(2,373)	(2,373)

Total comprehensive income	—	—	—	—	$4,353	—

Cash dividends declared	—	—	(2,935)	—		(2,935)
Stock-based compensation	—	—	181	—		181
Director stock grant	12	—	113	—		125
Issuance of common stock under dividend		—	—	—
reinvestment plan	37	—	350	—		387

Balance, December 31, 2005	$9,812	$—	$53,838	$(1,776)		$61,874

Comprehensive income:
Net income - 2006	—	—	7,237	—	$7,237	7,237
Other comprehensive loss:
Unrealized securities losses arising during period, (net of tax, ($367))	—	—	—	—	(713)	—
Reclassification adjustment, (net of tax, $12)	—	—	—	—	24	—

Other comprehensive loss (net of tax, ($355))	—	—	—	(689)	(689)	(689)

Total comprehensive income	—	—			$6,548

Adjustment to initially apply FASB Statement	—	—		(1,901)		(1,901)
No. 158, net of tax ($980)	—	—	—	—		—
Cash dividends declared	—	—	(3,098)	—		(3,098)
Stock-based compensation	—	—	210	—		210
Director stock grant	17	—	174	—		191
Stock options exercised	1	—	12	—		13
Issuance of common stock under offering, net	2,300	21,276	—	—		23,576
Issuance of common stock under dividend						—
reinvestment plan	36	—	358	—		394

Balance, December 31, 2006	$12,166	$21,276	$58,731	$(4,366)		$87,807

Comprehensive income:
Net income - 2007	—		8,754	—	$8,754	8,754
Other comprehensive income:
Unrealized securities losses arising during period, (net of tax, ($306))	—		—	—	(462)
Reclassification adjustment, (net of tax, $5)	—		—	—	9
Change in unfunded pension liability					—
(net of tax ($653))	—		—	—	1,296

Other comprehensive income				843	843	843

Total comprehensive income					$9,597

Cash dividends declared	—		(3,869)	—		(3,869)
Stock-based compensation	—	250	—	—		250
Director stock grant	13	130	—	—		143
Stock options exercised	5	33	—			38
Shares purchased and retired	(359)	(3,251)				(3,610)
Issuance of common stock under dividend reinvestment plan	40	373	—	—		413

Balance, December 31, 2007	$11,865	$18,811	$63,616	$(3,523)		$90,769

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

Our primary activity is retail banking. Through our bank subsidiary, we provide full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 23 branches at 2007 year end, our bank serves diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry and Sussex. Ancillary services provided by our bank include travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The largest majority of our revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services. The Company also owns EVB Statutory Trust I, a limited purpose entity that was created in 2003 for the purpose of issuing our trust preferred debt.

Our bank owns EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, Inc. EVB Investments Inc. has a 5.15% ownership in Bankers Investment Group, LLC, which it uses as a brokerage firm for the investment services it provides. The bank also has a 75% ownership interest in EVB Title, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. The financial position and operating results of all of these subsidiaries are not significant to us as a whole and are not considered principal activities of our Company at this time.

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

Loans

We grant mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. Loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans, except credit cards, consumer loans and residential mortgage loans, is automatically discontinued at the time the loan is 90 days delinquent. Credit card loans and other personal loans are typically charged off before reaching 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of specific, general and unallocated components. The specific component generally relates to loans that are classified as either doubtful or substandard. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Other Real Estate

Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations less cost to sell are periodically performed by our management, and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

Notes to Consolidated Financial Statements

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Land is carried at cost. Depreciation and amortization are computed using the straight-line or declining-balance method for financial reporting purposes and are charged to expense over the estimated useful lives of the assets, ranging from three to thirty years. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Stock Compensation Plan

At December 31, 2007, we had two stock-based compensation plans, which are described more fully in Note 12. We account for these plans under the recognition and measurement principles of FASB Statement No. 123R “Accounting for Stock-Based Compensation.” Stock-based compensation costs included in salaries and benefits expense totaled $250 thousand for the year 2007, $210 thousand for the year 2006 and $181 thousand for the year 2005.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards, and are determined using the treasury method. Earnings per share calculations are presented in Note 11.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, and pension liability adjustments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Notes to Consolidated Financial Statements

Pension Plan

We have a defined benefit pension plan covering employees meeting certain age and service requirements. We compute the net periodic pension cost of the plan in accordance with FASB No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Plans.” See Note 10.

Advertising

We practice the policy of charging advertising costs to expense as incurred. Advertising expense totaled $459 thousand, $621 thousand, and $239 thousand for the three years ended December 31, 2007, 2006 and 2005, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 7 years. Core deposit intangibles, net of amortization amounted to $770 thousand and $1.0 million at December 31, 2007 and 2006 respectively. Core deposit intangibles are included in other assets on our Consolidated Financial Statements.

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

Goodwill totaled $5.7 million at both December 31, 2007 and 2006. Goodwill is not amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges in 2007, 2006 or 2005.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the

Notes to Consolidated Financial Statements

implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect the implementation of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by us as of December 31, 2006. We do not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. We do not expect the implementation of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. We do not expect the implementation of SFAS 141(R) to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. We do not expect the implementation of EITF 06-4 to have a material impact on our consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. We do not expect the implementation of EITF 06-10 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. We do not expect the implementation of FSP No. FAS 158-1 to have a material impact on our consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We do not expect the implementation of SAB 109 to have a material impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to

Notes to Consolidated Financial Statements

accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not expect the implementation of SAB 110 to have a material impact on our consolidated financial statements.

Note 2. Cash and Due From Banks

To comply with Federal Reserve Regulations, our subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the daily average required balances were approximately $75 thousand for both periods.

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$43,284	$285	$54	$43,515
Mortgage-backed securities	25,136	7	282	24,861
State and political subdivisions	41,137	384	310	41,211
Corporate, CMO and other securities	47,374	184	4,702	42,856
Restricted securities	8,422	—	—	8,422

Total	$165,353	$860	$5,348	$160,865

	December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$31,596	$32	$496	$31,132
Mortgage-backed securities	29,253	5	701	28,557
State and political subdivisions	32,429	352	1,844	30,937
Corporate, CMO and other securities	30,836	37	1,119	29,754
Restricted securities	6,787	—	—	6,787

Total	$130,901	$426	$4,160	$127,167

The following is a comparison of amortized cost and estimated fair values of our securities by contractual maturity at December 31, 2007. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,295	$28,286
Due after one year through five years	65,245	64,112
Due after five years through ten years	33,362	32,026
Due after ten years	30,029	28,019
Restricted securities	8,422	8,422

Total	$165,353	$160,865

Notes to Consolidated Financial Statements

At December 31, 2007, investments in an unrealized loss position that are temporarily impaired are:

	December 31, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$14,275	$22	$5,873	$32	$20,148	$54
Mortgage-backed securities	668	2	21,199	280	21,867	282
States and political subdivisions	5,650	51	5,026	259	10,676	310
Corporate, CMO and other securities	18,989	2,180	14,471	2,522	33,460	4,702

	$39,582	$2,255	$46,569	$3,093	$86,151	$5,348

Bonds with unrealized loss positions of less than 12 months duration at 2007 year-end included 5 federal agency issues, 1 federal agency mortgage backed issue, 1 federal agency preferred stock, 1 corporate bond, 11 municipal bonds, 6 corporate trust-preferred issues and 3 collateralized mortgage obligations (“CMO”). Securities with losses of one year or greater duration included 9 federal agencies, 32 federal agency mortgage-backed securities, 12 municipal bonds, 9 corporate bonds, 3 CMO’s and 2 federal agency preferred stock issues. The unrealized loss positions at December 31, 2007 were primarily related to interest rate movements. Holdings of GMAC and Ford Motor Credit contained unrealized loss positions totaling $812 thousand. These securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. As of year-end, the Company held $3.3 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp bonds. These holdings are monitored regularly by the Company’s Chief Financial Officer and reported to the EVB board on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, we have not recommended sale of the holdings. The 6 corporate trust-preferred issues with losses of less than 12 months include 5 pooled trust securities packaged by First Tennessee Financial and Keefe Bruyette & Woods secured by debt of banks and insurance companies, primarily banks, and 1 similar issue packaged by Suntrust Robinson Humphrey and Bear Stearns consisting solely of bank borrowings. We believe that these pooled trust preferred securities are high quality investments that have seen their market value decline with the general decline in corporate issues. None of these issues has been downgraded by rating agencies. As we have the positive intent and ability to hold these securities until maturity or a recovery in value, no decline was deemed to be other than temporary.

At December 31, 2006, investments in an unrealized loss position that were temporarily impaired were:

	December 31, 2006
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$—	$—	$29,123	$496	$29,123	$496
Mortgage-backed securities	—	—	25,272	701	25,272	701
States and political subdivisions	3,680	22	4,718	1,822	8,398	1,844
Corporate, CMO and other securities	—	—	23,500	1,119	23,500	1,119

	$3,680	$22	$82,613	$4,138	$86,293	$4,160

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of securities available for sale amounted to $4.1 million, $4.7 million, and $11.0 million, respectively. Net realized gains amounted to $14 thousand, $36 thousand, and $224 thousand in 2007, 2006 and 2005, respectively. The book value of securities pledged to secure public deposits and for other purposes amounted to $17.3 million and $20.1 million at December 31, 2007 and 2006, respectively.

Note 4. Loans

The following is a comparison of loans by type that were outstanding at December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Real estate - construction	$98,877	$85,910
Real estate - mortgage	317,767	288,114
Commercial real estate	178,011	164,948
Commercial, industrial and agricultural loans	60,778	59,859
Loans to individuals for household, family and other consumer expenditures	52,170	51,446
All other loans	1,243	305

Total gross loans	708,846	650,582
Less unearned income	(29)	(90)
Less allowance for loan losses	(7,888)	(7,051)

Total net loans	$700,929	$643,441

Within the loan portfolio, we have a concentration of loans in special categories. Automobile loans represent 2.5%, marina loans 1.6%, boat loans 1.6%, church loans 1.3%, hotel/motel loans 0.9% and golf course loans 0.8% of the total loan portfolio. The concentration in recreational businesses is representative of the market that we serve. Church loans have historically been excellent loans usually secured by property. As can be calculated in the preceding table, real estate construction loans represent 13.9% of total loans net of unearned income, commercial real estate 25.1% and real estate mortgages 44.8%. In addition to the percent of total loans, we look at the percent of capital in determining the concentration definition.

Note 5. Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	December 31
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$7,051	$6,601	$6,676
Provision charged against income	1,238	725	552
Recoveries of loans charged off	460	495	491
Loans charged off	(861)	(770)	(1,118)

Balance at end of year	$7,888	$7,051	$6,601

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans:

	December 31
	2007	2006	2005
	(in thousands)
Impaired loans with a valuation allowance	$4,365	$3,653	$14,293

Allowance related to impaired loans	$1,054	$601	$1,849

Average balance of impaired loans	$3,810	$11,927	$17,175

Interest income recognized and collected on impaired loans	$270	$266	$1,028

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure amounted to $1.4 million, and $374 thousand at December 31, 2007 and 2006. If interest on these loans had been accrued such income would have approximated $72 thousand and $20 thousand, respectively. Loans past due 90 days or greater and still accruing interest amounted to $358 thousand, $1.50 million and $1.69 million at December 31, 2007, 2006 and 2005, respectively.

Note 6. Related Party Transactions

Loans to directors and executive officers totaled $6.6 million and $8.5 million at December 31, 2007 and 2006, respectively. New advances to directors and officers totaled $4.5 million and repayments totaled $6.4 million in the year ended December 31, 2007. Deposits of directors and executive officers totaled $4.2 million at December 31, 2007.

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	2007	2006
	(in thousands)
Land and improvements	$4,208	$4,182
Buildings and leasehold improvements	15,492	12,695
Furniture, fixtures and equipment	12,777	10,897
Construction in progress	1,608	3,017

	34,085	30,791
Less accumulated depreciation	15,824	13,885

Net balance	$18,261	$16,906

For 2007, depreciation and amortization of premises and equipment was $2.0 million. Depreciation and amortization expense amounted to $1.9 million for 2006 and $2.1 million for 2005.

Note 8. Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $121.6 million and $117.1 million at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements

At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

(in thousands)
2008	$234,725
2009	68,402
2010	18,922
2011	5,255
2012	8,054
Thereafter	—

Total	$335,358

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $359 thousand and $287 thousand, respectively.

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,761	$2,398
Interest on nonaccrual loans	25	15
Accrued benefit cost	326	980
Net unrealized loss on available for sale securities	1,571	1,270
Depreciation and amortization	280	168
Home equity line closing cost	45	—

	5,008	4,831

Deferred tax liabilities:
FHLB dividend	8	8
Goodwill and other intangible assets	369	274
Other	47	51

	424	333

Net deferred tax assets	$4,584	$4,498

Notes to Consolidated Financial Statements

Income tax expense charged to operations for the years ended December 31, 2007, 2006 and 2005, consists of the following:

	2007	2006	2005
	(in thousands)
Currently payable	$3,922	$4,279	$2,773
Deferred tax benefit	(439)	(1,323)	(186)

	$3,483	$2,956	$2,587

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005, due to the following.

	2007	2006	2005
	(in thousands)
Expected tax expense at statutory rate (34%)	$3,400	$3,400	$3,356
Expected tax expense at statutory rate (35%)	783	68	—
Increase (decrease) in taxes resulting from:
Tax exempt interest	(573)	(550)	(618)
Other	(127)	38	(107)

	$3,483	$2,956	$2,631

Note 10. Employee Benefit Plans

Pension Plan

We have historically had a defined benefit pension plan covering substantially all of our employees. Benefits are based on years of service and the employee’s compensation during the last five years of employment. Our funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future. The Plan was amended January 28, 2008 to freeze the Plan with no additional contributions for a majority of Participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the defined benefit plan which continues without revision for those participants.

Information about the plan follows:

	2007	2006	2005
	(in thousands)
Change in Benefit Obligation
Obligations at beginning of year	$13,136	$12,494	$9,869
Service cost	1,491	1,400	1,094
Interest cost	784	715	589
Actuarial (gain) loss	(1,188)	(801)	1,234
Benefits paid	(229)	(672)	(292)

Benefit obligation, end of year	$13,994	$13,136	$12,494

Notes to Consolidated Financial Statements

	2007	2006	2005
	(in thousands)
Change in Plan Assets
Fair value of plan assets, beginning	$10,256	$8,609	$6,595
Actual return on plan assets	1,410	701	995
Employer contributions	1,625	1,618	1,311
Benefits paid	(229)	(672)	(292)

Fair value of plan assets, end of year	$13,062	$10,256	$8,609

Funded Status at the End of the Year	$(932)	$(2,881)	$(3,885)

Amounts Recognized in the Balance Sheet
Other liabilities, accrued pension	$(932)	$(2,881)
Other assets, prepaid pension	—	—	34
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net loss	$785	$2,709	$—
Prior service cost	144	166	—
Deferred income tax benefit	(327)	(980)
Net obligation at transition	3	6	—

Amount recognized	$605	$1,901	$—

Funded Status
Benefit obligation	$(13,994)	$(13,136)	$(12,494)
Fair value of assets	13,062	10,255	8,609
Unrecognized net actuarial loss	785	2,709	3,721
Unrecognized net obligation at transition	3	6	10
Unrecognized prior service cost	144	166	188

Prepaid benefit cost included in other assets	$—	$—	$34

Components of Net Periodic Benefit Cost
Service cost	$1,491	$1,400	$1,094
Interest cost	784	715	589
Expected return on plan assets	(755)	(653)	(514)
Amortization of prior service cost	22	22	22
Amortization of net obligation at transition	4	4	4
Recognized net actuarial loss	79	130	116

Net periodic benefit cost	$1,625	$1,618	$1,311

Notes to Consolidated Financial Statements

	2007	2006	2005
	(in thousands)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net (gain) / loss	$(1,923)	$2,709	$—
Prior service cost	—	166	—
Amortization of prior service cost	(22)	—	—
Amortization of net obligation at transition	(4)	—	—
Net obligation at transition	—	6	—

Total recognized in Other Comprehensive Income	$(1,949)	$2,881	$—

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(324)	$4,499	$1,311

Weighted-Average Assumptions for Benefit Obligation. End of Year
Discount rate	6.25%	6.00%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%
Weighted-Average Assumptions for Net Periodic Benefit Cost
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Long Term Rate of Return

In consultation with their investment advisors and actuary, our plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense that was decreased effective October 1, 2006 from 6.00% to 5.75% was increased to 6.00% in 2007.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). Our estimate of contributions to the plan for 2008 is $642 thousand.

Notes to Consolidated Financial Statements

The pension plan’s weighted average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Plan Assets
	2007	2006
Asset Category:
Cash and equivalents	4%	8%
Mutual funds - fixed income	22%	21%
Mutual funds - equity	74%	71%

Total	100%	100%

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

Estimated Future Benefit Payments

The following benefit payments reflecting the appropriate expected future service are expected to be paid:

Pension Benefits
(in thousands)
10/1/2007 - 9/30/2008	$173
10/1/2008 - 9/30/2009	177
10/1/2009 - 9/30/2010	247
10/1/2010 - 9/30/2011	248
10/1/2011 - 9/30/2012	355
10/1/2012 - 9/30/2017	3,203

401(k) Plan

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. In 2007, the Company had elected to contribute amounts not to exceed 50% of the first 6% of the employee’s contribution. Beginning January 2008, revisions were made to the Plan for those employees not grandfathered in the defined benefit pension plan. For those employees whose pension benefits were frozen, the bank’s contribution will increase to 75% of the first 6% of the employee’s contribution plus an additional contribution at year-end equal to 3% of the employee’s salary. Contributions to this Plan by the Company of $253 thousand, $222 thousand

Notes to Consolidated Financial Statements

and $208 thousand were included in expenses for the years ended December 31, 2007, 2006, and 2005, respectively. We estimate that our contribution to the Plan in 2008 will increase to approximately $578 thousand. There is no Company common stock included in the 401 (k) Plan assets.

Note 11. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders. There were 237,137 shares excluded from the 2007 calculations, 188,987 shares from the 2006 calculations and 89,862 shares from the 2005 calculations because their effects were anti-dilutive.

	Years Ended December 31
	2007		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,034,741	$1.45	4,985,078	$1.45	4,893,259	$1.37
Effect of dilutive securities, stock options	5,069	—	6,542	—	9,143	—
nonvested shares	539	—	—	—	—	—

	5,608	—	6,542	—	9,143	—

Diluted earnings per share	6,039,810	$1.45	4,991,620	$1.45	4,902,402	$1.37

Note 12. Stock Compensation Plan

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the Plan, options to purchase up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to 400,000 shares of common stock. There are 86,493 shares still available under that Plan. On April 19, 2007, the shareholders approved the 2007 Equity Compensation Plan under which options or restricted stock for up to 400,000 shares of common stock may be granted. Those shares had not been registered with the SEC as of December 31, 2007.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. We had already adopted SFAS No. 123 in 2002 and began recognizing compensation expense for stock option grants in that year.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of SFAS 123R that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance of the participant’s actual retirement.

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005, stock option compensation expense of $250 thousand, $210 thousand and $181 thousand were included in salary and benefit expense and are separately identified in both the Statements of Consolidated Cash Flows and the Consolidated Statements of Changes in Shareholders’ Equity. No tax benefits were recognized in 2007, 2006 and 2005 on the qualified stock options.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each stock grant award. The weighted average estimated fair value of stock options granted in the years ended December 31, 2007, 2006 and 2005 was $5.95, $5.40 and $5.31, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated below:

	2007	2006	2005
Dividend rate:	2.82%	2.97%	2.76%
Price Volatility:	32.89%	22.94%	23.61%
Risk-free interest rate:	4.56%	4.65%	4.13%
Expected life:	7 Years	10 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock for the past seven years by dividing the quarterly dividend by the average daily closing price of the stock for the period. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the 7 year Treasury strip rate on the date of the grant. The expected life of options granted in 2007 was calculated using the simplified method whereby the vesting period and contractual period are averaged.

Stock option plan activity for the year ended December 31, 2007 is summarized below:

	Shares	2007	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
		Weighted Average Exercise Price
Outstanding at beginning of year	213,832	$21.19
Granted	49,750	19.25
Exercised	(2,320)	16.10
Forfeited	(1,500)	20.86

Outstanding at December 31, 2007	259,762	20.87	7.6	$19

Options exercisable at December 31, 2007	52,150	23.18	5.2	$19

As of December 31, 2007, there was $577 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period. Cash proceeds from options exercised in 2007 and 2006 were $38 and $13 thousand, respectively. The intrinsic value of stock options exercised in 2007 and 2006 was $14 thousand and $5 thousand, respectively. There were no tax benefits realized from the exercise of stock options during 2007 or 2006.

Notes to Consolidated Financial Statements

The table below summarizes information concerning stock options outstanding at December 31, 2007.

Options Outstanding			Options Exercisable at December 31, 2007
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$16.10	22,625	4.25 years	$16.10	22,625
28.60	29,525	5.875 years	28.60	29,525
19.92	42,275	6.50 years	—	—
20.57	55,462	7.50 years	—	—
21.16	60,125	8.75 years	—	—
19.25	49,750	9.75 years	—	—

	259,762	7.59 years	$23.18	52,150

The Company awarded 15,000 shares of restricted stock to employees on December 20, 2007. One half of these shares are subject to time vesting at 20% per year over a five-year vesting period. Compensation expense for the time-vested shares is charged to income ratably over the vesting period. As of December 31, 2007, there was $129,375 of total unrecognized compensation cost related to the time-vested awards. The other half of the restricted share award is performance based and will vest on June 30, 2010 if, and only if, 2009 financial achievements of the Company meet very aggressive targets. Given the aggressive targets for the performance based award, compensation expense will be recognized only if the award vests. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share.

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

We rent a former bank branch in Mechanicsville from a related party under an operating lease. The lease was entered into on May 1, 2000 and renewed for an additional term of five years on May 1, 2005. The lease provided for two additional renewal options of five years each.

We lease a banking facility in Ashland, Virginia “Airpark” under an operating lease. The lease was entered into effective April 1, 2001 for an original term of three years and was renewed in January 2004 for an additional term of four years. We have relocated the office that was in this building and do not expect to exercise the option to renew when the lease expires on March 31, 2008.

Notes to Consolidated Financial Statements

We lease a banking facility in the Ashland-Hanover Office Building under an operating lease. The lease was entered into on July 1, 2001 for a term of five years and renewed for an additional term of five years and provides for one additional renewal option of five years. Effective October 1, 2007, this lease was amended to add an additional 1,502 square feet identified as Suite 302. Other than the additional space all terms of the original lease remain unchanged.

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

We entered into a lease on May 18, 2007 for property containing approximately 5,000 square feet in Deltaville, VA, known as Building D, Riverside Center North. This lease is for a period of six years, commencing September 1, 2007. At our option, this lease may be extended for four successive five-year terms.

We entered into a lease on July 27, 2007 for property containing approximately 920 square feet in New Kent County, VA, described as Unit E, March Center located at 3300 New Kent Highway. This lease is for a period of nine and one half months, commencing August 15, 2007. At our option, the lease may be renewed for additional monthly terms with mutual consent of the parties.

Total rent expense was $285 thousand, $278 thousand and $250 thousand for 2007, 2006, and 2005, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancelable lease agreements:

(in thousands)
2008	$295
2009	316
2010	283
2011	199
2012	150
2013	137
2014	55
Thereafter	—

Total	$1,435

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. We do not anticipate any material losses as a result of these transactions.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

Notes to Consolidated Financial Statements

Note 14. Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2007, retained net income, which was free of restriction, amounted to $14.9 million.

Note 15. Long-Term Debt

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2007, our Federal Home Loan Bank (FHLB) debt consisted of advances of $127.1 million, $113.5 million of which is callable - $55 million in 2008, $30 million in 2009 and $28.5 million in 2010. There are two advances totaling $3.6 million at December 31, 2007 which are payable semi-annually over a seven-year period beginning in 2003. Advances mature through 2015. There is a $10 million advance maturing in January 2009 with a rate which floats at 3 month LIBOR that is used to match fund certain investments also floating at 3 month LIBOR with a 170 basis point spread. At December 31, 2007, the interest rates ranged from 3.10% to 5.92% with a weighted average interest rate of 4.45%. Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $6.3 million.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

(in thousands)
2008	$1,429
2009	11,429
2010	5,713
2011	10,000
2012	—
2013	—
Thereafter	98,500

Total	$127,071

We have unused lines of credit totaling $5.9 million with nonaffiliated banks as of December 31, 2007.

Trust Preferred Securities

On September 5, 2003, EVB Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a LIBOR indexed floating rate of interest. The interest rate at December 31, 2007 was 7.94%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust is $10.31 million of our junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

Notes to Consolidated Financial Statements

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amounts
	2007	2006
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$112,209	$89,092
Standby letters of credit	6,291	5,132

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

Notes to Consolidated Financial Statements

Standby letters of credit are conditional commitments issued by our bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold collateral supporting those commitments if deemed necessary.

We maintain cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2007 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $9.7 million.

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

Notes to Consolidated Financial Statements

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

At December 31, 2007 and 2006, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$18,384	$18,384	$36,415	$36,415
Securities - available for sale	160,865	160,865	127,167	127,167
Loans, net	700,929	730,252	643,441	678,853
Accrued interest receivable	4,124	4,124	4,132	4,132
Financial liabilities:
Noninterest-bearing deposits	$95,823	$95,823	$99,253	$99,523
Interest-bearing deposits	576,077	577,219	554,726	552,072
Short-term borrowings	17,099	17,099	—	—
Federal Home Loan Bank advances	127,071	123,722	90,500	89,622
Trust preferred debt	10,310	11,234	10,310	10,785
Accrued interest payable	3,539	3,539	2,278	2,278

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

Notes to Consolidated Financial Statements

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

Note 19. Regulatory Matters

The Company (on a consolidated basis) and EVB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and EVB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and EVB must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us and EVB to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2007 and 2006, that we and EVB meet all capital adequacy requirements to which we are subject.

As of December 31, 2007, based on regulatory guidelines, we believe that EVB is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, EVB must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

Notes to Consolidated Financial Statements

Our Company’s and the bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital to risk weighted assets
Consolidated	$104,102	14.75%	$56,680	8.00%	NA	NA
EVB	76,391	10.79%	56,618	8.00%	$70,772	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$97,797	13.82%	$28,340	4.00%	NA	NA
EVB	68,086	9.62%	28,309	4.00%	$42,463	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$97,797	10.80%	$36,210	4.00%	NA	NA
EVB	68,086	7.53%	36,181	4.00%	$45,226	5.00%
As of December 31, 2006
Total capital to risk weighted assets
Consolidated	$102,448	16.15%	$50,743	8.00%	NA	NA
EVB	71,900	11.36%	50,620	8.00%	$63,275	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$95,397	15.04%	$25,371	4.00%	NA	NA
EVB	62,849	9.93%	25,310	4.00%	$37,965	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$95,397	11.57%	$33,243	4.00%	NA	NA
EVB	62,849	7.62%	25,310	4.00%	$31,637	5.00%

Note 20. Common Stock Offering in 2006

On December 13, 2006, we issued 1,150,000 shares of common stock in a registered public offering at $22.00 per share before commissions and expenses. Gross proceeds amounted to $25.3 million. Net proceeds after commissions and other offering expenses were approximately $23.6 million. We are using the net proceeds from this offering to provide additional capital to the bank and to support anticipated growth. During 2007, we repurchased 179,350 shares at an average cost of $20.13.

Note 21. Subsequent Event

On February 4, 2008, we filed an 8-K with the SEC reporting that we had amended the Defined Benefit Pension Plan on January 28, 2008, effective as of December 31, 2007. The Form 8-K filing reported that we anticipate a one-time gain of approximately $1.3 million in the first quarter of 2008 from pension curtailment.

Notes to Consolidated Financial Statements

Note 22. Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2007 and 2006

	(dollars in thousands)
	2007	2006
Assets:
Cash on deposit with subsidiary banks	$27,291	$29,798
Subordinated debt in subsidiaries	2,000	2,000
Investment in subsidiaries	71,975	67,470
Deferred income taxes	326	979
Other assets	452	848

Total assets	$102,044	$101,095

Liabilities:
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	932	2,881
Other liabilities	33	97

	11,275	13,288

Shareholders’ Equity:
Common stock	11,865	12,166
Surplus	18,811	21,276
Retained earnings	63,616	58,731
Accumulated other comprehensive (loss), pension	(605)	(1,901)
Accumulated other comprehensive (loss), securities	(2,918)	(2,465)

Total shareholders’ equity	90,769	87,807

Total liabilities and shareholders’ equity	$102,044	$101,095

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Income

For the Years Ended December 31, 2007, 2006 and 2005

	(dollars in thousands)
	2007	2006	2005
Income:
Dividends from subsidiaries	$4,000	$6,000	$—
Dividends	—	—	2
Interest from subsidiaries	669	54	5
Interest from subordinated debt	140	140	233
Management fee, corporate services and operations services	—	—	6,873
Loss on disposal of fixed assets	—	—	(44)
Miscellaneous income	—	1	4

	4,809	6,195	7,073

Expenses:
Interest on trust preferred debt	849	811	651
Salaries and benefits	—	—	4,382
Occupancy and equipment expense	—	—	1,099
Data processing	—	—	643
Consultant fees	—	—	994
Postage	—	—	273
Printing and supplies	—	—	125
Directors fees	45	77	219
Miscellaneous	206	178	609

	1,100	1,066	8,995

Net income (loss) before undistributed earnings of subsidiaries	3,709	5,129	(1,922)
Undistributed earnings of subsidiaries	4,958	1,812	8,113
Income tax benefit	(87)	(296)	(535)

Net income	$8,754	$7,237	$6,726

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	(dollars in thousands)
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$8,754	$7,237	$6,726
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Undistributed earnings of subsidiaries	(4,958)	(1,812)	(8,113)
Depreciation and amortization	—	—	574
Deferred income taxes	—	94	(74)
Stock-based compensation	250	210	181
(Gain) loss on sale/disposal of fixed assets	—	—	44
Decrease (increase) in other assets	396	(49)	551
Decrease in other liabilities	(64)	(327)	(89)

Net cash provided by (used in) operating activities	4,378	5,353	(200)

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	1,028	—
Purchases of premises and equipment	—	118	(697)

Net cash provided by (used in) investing activities	—	1,146	(697)

Cash Flows from Financing Activities
Capital transferred to subsidiaries	—	—	(5,200)
Subordinated debt to subsidiary banks	—	—	7,200
Dividends paid	(3,869)	(3,098)	(2,935)
Exercise of stock options	38	13	—
Director stock grant	143	191	125
Issuance of common stock under stock offering	—	23,576
Issuance of common stock under dividend reinvestment plan, net of repurchases	413	394	387
Repurchases and retirement of stock	(3,610)	—	—

Net cash provided by (used in) financing activities	(6,885)	21,076	(423)

Increase (decrease) in cash and cash equivalents	(2,507)	27,575	(1,320)
Cash and Cash Equivalents, beginning of year	29,798	2,223	3,543

Cash and Cash Equivalents, end of year	$27,291	$29,798	$2,223

Shareholder Return on Investment

The following graph compares the yearly percentage change in the Company’s cumulative shareholder return with that of the SNL $500m – $1 billion Bank Index and the SNL Southeast Bank Index, assuming $100 investments in each on December 31, 2002 with dividends reinvested.

Eastern Virginia Bankshares, Inc.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Eastern Virginia Bankshares, Inc.	100.00	166.21	152.74	128.59	140.19	108.59
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65