Form 10-Q
period 2008-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2008-05-07
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “non- accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2008 was 5,867,544.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2008 (unaudited)	December 31 2007
Assets:
Cash and due from banks	$20,296	$18,017
Federal funds sold	—	367
Securities available for sale, at fair value	180,882	160,865
Loans, net of unearned income	766,626	708,817
Allowance for loan losses	(8,743)	(7,888)

Total loans, net	757,883	700,929
Deferred income taxes	5,452	4,584
Bank premises and equipment, net	18,840	18,261
Accrued interest receivable	4,019	4,124
Other real estate	1,079	1,056
Goodwill	15,970	5,725
Other assets	13,129	12,783

Total assets	$1,017,550	$926,711

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$120,575	$95,823
Interest-bearing deposits	642,829	576,077

Total deposits	763,404	671,900
Federal funds purchased	8,126	17,099
Federal Home Loan Bank advances (FHLB)	136,071	127,071
Trust preferred debt	10,310	10,310
Accrued interest payable	2,696	3,539
Other liabilities	7,114	6,023

Total liabilities	927,721	835,942

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 5,867,985 and 5,947,443, including 15,000 nonvested shares	11,736	11,865
Surplus	17,891	18,811
Retained earnings	65,338	63,616
Accumulated other comprehensive (loss), net	(5,136)	(3,523)

Total shareholders’ equity	89,829	90,769
Total liabilities and shareholders’ equity	$1,017,550	$926,711

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2008	2007
Interest and Dividend Income
Loans and fees on loans	$12,765	$12,090
Interest on investments:
Taxable interest income	1,471	1,100
Tax exempt interest income	410	329
Dividends	111	82
Interest on federal funds sold	6	314

Total interest and dividend income	14,763	13,915
Interest Expense
Deposits	4,896	4,591
Federal funds purchased	37	—
Interest on FHLB advances	1,434	1,002
Interest on trust preferred debt	191	208

Total interest expense	6,558	5,801

Net interest income	8,205	8,114
Provision for Loan Losses	450	153

Net interest income after provision for loan losses	$7,755	$7,961
Noninterest Income
Service charges and fees on deposit accounts	965	830
Debit/ credit card fees	256	145
Gain on sale of available for sale securities, net	42	—
Impairment - securities	(300)	—
Actuarial gain - pension curtailment	1,328	—
Gain on sale of OREO, fixed assets and LLC	4	—
Other operating income	362	374

Total noninterest income	2,657	1,349

Noninterest Expenses
Salaries and benefits	3,689	3,664
Occupancy and equipment expense	1,091	1,010
Telephone	214	147
Marketing and advertising	224	199
Other operating expenses	1,377	1,258

Total noninterest expenses	6,595	6,278

Income before income taxes	3,817	3,032
Income Tax Expense	1,145	924

Net income	$2,672	$2,108

Earnings per share, assuming dilution	$0.45	$0.35
Dividends per share	$0.16	$0.16

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2008	2007
Cash Flows from Operating Activities
Net income	$2,672	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	545	477
Investment amortization / (accretion), net	15	20
Provision for loan losses	450	153
(Gain) realized on available for sale securities’ transactions, net	(42)	—
(Gain) on pension curtailment	(1,328)	—
Impairment charge on securities	300	—
(Gain) on LLC investment	(4)
Stock based compensation	74	63
Change in assets and liabilities:
(Increase) decrease in other assets	587	249
Increase (decrease) in other liabilities	(659)	1,154

Net cash provided by operating activities	2,610	4,224
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,622	—
Proceeds from maturities, calls, and paydowns of securities	30,504	1,761
Purchase of debt securities	(58,384)	(2,500)
Purchase/retirement of restricted stock, net	(512)	43
Net increase in loans	(8,485)	(10,331)
Acquisition of branches (See Note 12)	33,995	—
Purchases of bank premises and equipment	(1,023)	(574)

Net cash provided by (used in) investing activities	1,717	(11,601)
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(1,972)	3,772
Net increase in certificates of deposit	1,603	2,184
Repurchases and retirement of common stock	(1,229)	—
Issuance of common stock under dividend reinvestment plan	106	103
Stock options exercised	—	20
Dividends declared	(950)	(973)
Decrease in federal funds purchased	(8,973)	—
Increase in FHLB advances	9,000	—

Net cash provided by (used in) financing activities	(2,415)	5,106

(Decrease) in cash and cash equivalents	1,912	(2,271)
Cash and cash equivalents
Beginning of period	18,384	36,415

End of period	20,296	34,144

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$6,943	$5,443
Income taxes	$—	$—
Unrealized gain/(loss) on securities available for sale	$(1,612)	$982

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at March 31, 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

Eastern Virginia Bankshares, Inc., based in Tappahannock, VA, is the parent company of EVB. EVB operates 25 retail branches in the Virginia counties of Caroline, Essex, Gloucester, Hanover, Henrico, King William, Lancaster, Middlesex, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Subsidiaries of EVB include EVB Investments, EVB Mortgage, EVB Insurance and EVB Title. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

We were organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became our wholly owned subsidiaries. The transaction was accounted for using the pooling-of-interests method of accounting. We opened our third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, Virginia. On April 24, 2006, we completed the conversion to a one-bank holding company by merging the three banking subsidiaries. The new bank began operating under the name “EVB” on April 24, 2006. All significant inter-company transactions and accounts have been eliminated in consolidation.

In the first quarter of 2008, we completed the previously announced purchase of 2 branches in the Richmond market from Millennium Bank. These branches are in new markets for our company and added $92 million in deposits and $49 million in loans to our balance sheet. This transaction should be accretive to earnings starting in the second quarter of 2008. (See Note 12) Earlier in the first quarter of 2008, we relocated our Village branch in Mechanicsville to a better location, the Windmill, which is right off Route 360 as you come into town. The visibility of the location has already brought new customers in the door. In addition, the building of an owned branch in the Quinton area of New Kent County, Virginia continues on schedule. We are constantly looking for accretive ways to expand our franchise.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Our amortized cost and estimated fair values of securities at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$35,640	$476	$46	$36,070
Mortgage-backed securities	46,931	122	128	46,925
State and political subdivisions	41,603	513	733	41,383
Corporate, CMO and other securities	54,742	300	7,472	47,570
Restricted securities	8,934	—	—	8,934

Total	$187,850	$1,411	$8,379	$180,882

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$43,284	$285	$54	$43,515
Mortgage-backed securities	25,136	7	282	24,861
State and political subdivisions	41,137	384	310	41,211
Corporate, CMO and other securities	47,374	184	4,702	42,856
Restricted securities	8,422	—	—	8,422

Total	$165,353	$860	$5,348	$160,865

There are no securities classified as “Held to Maturity” or “Trading”.

At March 31, 2008, investments in an unrealized loss position that were temporarily impaired were as follows:

	March 31, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$22,948	$46	$—	$—	$22,948	$46
Mortgage-backed securities	19,832	111	4,136	17	23,968	128
States and political subdivisions	12,336	733	—	—	12,336	733
Corporate, CMO and other securities	23,552	3,868	12,423	3,604	35,975	7,472

	$78,668	$4,758	$16,559	$3,621	$95,227	$8,379

Bonds with unrealized loss positions of less than 12 months duration at March 31, 2008 included 3 federal agencies, 10 corporate bonds, 15 mortgage-backed securities, 5 collateralized mortgage obligations (“CMO”), 1 federal agency preferred stock and 28 municipal bonds. Securities with losses of 12 months or greater duration included 11 mortgage-backed securities, 10 corporate bonds, 1 collateralized mortgage obligation and 3 federal agency preferred stocks. The unrealized loss positions at March 31, 2008 were primarily related to the widened market spreads for corporate securities. Holdings of GMAC and Ford Motor Credit Corp. contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of March 31, 2008, we held $3.0 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp. bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Based on this analysis, we recorded a $300 thousand impairment charge on the GMAC holdings in March 2008. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the remaining unrealized loss is temporary.

The 10 corporate issues with losses of less than 12 months include 5 pooled trust preferred securities packaged by FTN Financial and Keefe Bruyette and Woods secured by debt of banks and insurance companies, primarily banks, and 1 similar issue packaged by Suntrust Robinson Humphrey and Bear Stearns consisting solely of bank borrowings. We believe that these pooled trust preferred securities are high quality investments that have seen their market value decline as the spread between corporate and government bonds have widened to near record levels. None of these issues has been downgraded by rating agencies. As we have the positive intent and ability to hold these securities until maturity or a recovery in value, no decline was deemed to be other than temporary.

At December 31, 2007 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$14,275	$22	$5,873	$32	$20,148	$54
Mortgage-backed securities	668	2	21,199	280	21,867	282
States and political subdivisions	5,650	51	5,026	259	10,676	310
Corporate, CMO and other securities	18,989	2,180	14,471	2,522	33,460	4,702

	$39,582	$2,255	$46,569	$3,093	$86,151	$5,348

3.	Our loan portfolio was composed of the following at the dates indicated:

	(unaudited)	(audited)	(unaudited)
(Dollars in thousands)	March 31 2008	December 31 2007	March 31 2007
Commercial, industrial and agricultural loans	$74,183	$60,778	$59,449
Residential real estate mortgage loans	339,777	317,767	295,710
Real estate construction loans	113,434	98,877	83,713
Commercial real estate loans	186,318	178,011	171,893
Consumer loans	50,879	52,170	49,619
All other loans	2,058	1,243	415

Total loans	766,649	708,846	660,799
Less unearned income	(23)	(29)	(67)

Total loans net of unearned discount	766,626	708,817	660,732
Less allowance for loan losses	(8,743)	(7,888)	(7,113)

Net loans	$757,883	$700,929	$653,619

We had $5.3 million in non-performing assets at March 31, 2008 that included $734 thousand in loans past due 90 days or more but still accruing, $3.5 million in nonaccrual loans and $1.08 million classified as OREO.

4.	Our allowance for loan losses was as follows at the dates indicated:

	(unaudited)	(audited)	(unaudited)
(in thousands)	March 31 2008	December 31 2008	March 31 2007
Balance at beginning of year	$7,888	$7,051	$7,051
Reserve on loans acquired	488	—	—
Provision charged against income	450	1,238	153
Recoveries of loans charged off	144	460	143
Loans charged off	(227)	(861)	(234)

Balance at end of year	$8,743	$7,888	$7,113

Following is a summary pertaining to impaired loans:

	March 31 2008	December 31 2007
	(in thousands)
Impaired loans for which an allowance has been provided	$6,446	$4,365

Allowance related to impaired loans	$1,895	$1,054

Average balance of impaired loans	$5,010	$3,810

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $ 2.0 million and $1.4 million at March 31, 2008 and December 31, 2007, respectively.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited)	(audited)	(unaudited)
	March 31 2008	December 31 2007	March 31 2007
Amortizing advances	$3,571	$3,571	$5,000
LIBOR floating advances	10,000	10,000	—
Convertible advances	122,500	113,500	85,500

Total advances	$136,071	$127,071	$90,500

The table presented below shows the maturities and potential call dates of FHLB advances. All but $13.6 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2008	$1,429	3.15%	$55,000	4.62%
2009	11,429	3.74%	30,000	4.32%
2010	5,713	5.57%	28,500	4.20%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

Total	$136,071	4.22%	$122,500	4.29%

6.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three month periods ended March 31, 2008 and March 31, 2007.

	Three Months Ended
	March 31, 2008		March 31, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,909,425	$0.45	6,085,857	$0.35
Effect of dilutive securities,
stock options	1,997	—	9,096	—
restricted stock	—	—	—	—

Diluted earnings per share	5,911,422	$0.45	6,094,953	$0.35

At March 31, 2008 and 2007, respectively, options to acquire 235,637 shares and 146,612 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

7.	On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 84,993 shares still available under the 2003 Plan.

On April 19, 2007, our shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance our ability to recruit and retain officers, directors and employees with ability and initiative and to encourage such persons to have a greater financial interest in the company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock. No awards have been issued under the 2007 Plan.

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

For the three-month periods ended March 31, 2008 and 2007, stock option compensation expense of $67 thousand and $63 thousand was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through March 31, there have been no awards issued in 2008. The weighted average estimated fair value of stock options granted in the years 2007, 2006 and 2005 was $5.95, $5.40 and $5.31, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

	2007	2006	2005
Dividend rate	2.82%	2.97%	2.76%
Price Volatility	32.89%	22.94%	23.61%
Risk-free interest rate	4.56%	4.65%	4.13%
Expected life	7 Years	10 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock for the past seven years by dividing the quarterly dividend by the average daily closing price of the stock for the period. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the seven-year Treasury strip rate on the date of the grant. The expected life of options granted in 2007 was calculated using the simplified method whereby the vesting period and the contractual period are averaged.

Stock option plan activity for the quarter ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in yeas)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at beginning of year	259,762	$20.87
Granted	—	—
Exercised	—	—
Forfeited	(1,500)	20.33

Oustanding at March 31, 2008	258,262	20.87	7.33	$35
Options exercisable at March 31, 2008	52,150	23.18	4.92	$35

As of March 31, 2008, there was $509 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 1.55 years. There were no options granted in the three month periods ended March 31, 2008 or 2007. There were no shares exercised in the three months ended March 31, 2008. There were 1,125 shares exercised in the first three months of 2007 at an average price of $16.10 providing cash proceeds of $20 thousand, with an intrinsic value of $9 thousand.

We awarded 15,000 shares of restricted stock to employees on December 20, 2007. One half of these shares are subject to time vesting at 20% per year over a five –year vesting. At March 31, 2008 there was $122 thousand of total unrecognized compensation related to the time-vested awards. The other half of the restricted share award is performance based and will vest on June 30, 2010 if, and only if, 2009 financial achievements of the Company meet very aggressive targets. Given the aggressive targets for the performance based award, compensation expense will be recognized only if the award vests. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share. For the three months ended March 31, 2008, restricted stock compensation expense of $7 thousand was included in salary and benefit expense.

8.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31
	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$229	$373
Interest cost	192	196
Expected return on plan assets	(267)	(189)
Amortization of prior service cost	5	5
Amortization of net obligation at transition	1	1
*Recognized net actuarial gain	(1,328)	20

Net periodic benefit cost	$(1,168)	$406

*	Note: $1.3 million was booked as an extraordinary gain in the non interest income category while $160 thousand was booked as pension expense in the quarter.

We made our required 2007 fiscal year contribution to the pension plan in December 2007 in the amount of $1.63 million. While we project that we will recognize $642 thousand of pension expense in 2008, no contribution will be required because of the pension curtailment gain discussed above.

9.	SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, our company had no loans held for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

10.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. We do not expect the implementation to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires us to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.

11.	The following table displays detail of comprehensive income for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Net income	$2,672	$2,108
Unrealized gains (losses on securities available for sale, net of tax expense	(1,585)	982
Less: reclassification adjustment, net of tax	(27)	—

Total comprehensive income	$1,060	$3,090

12.	On March 14, 2008, we purchased two branches from Millennium Bank, N. A. The purchase price of $8.5 million represented a 9.25% premium on the deposits assumed at the date of consummation.

The acquisition included the assumption of certain deposit accounts and purchase of selected loans and fixed assets as follows:

Assets purchased (at fair value):
Cash	$275
Loans	48,896
Furniture, fixtures and equipment	102
Other assets	173
Goodwill	10,245
Core deposit intangibles	20

Total assets acquired	$59,711

Liabilities acquired (at fair value):
Deposit accounts	$93,499
Other liabilities	207

Total liabilities assumed	$93,706

Net liabilities assumed	$33,995

Of the acquired intangible assets, $20 thousand was assigned to core deposit intangibles to be amortized over a period of 28.5 months. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $719 thousand and $980 thousand at March 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for core deposit intangibles for the next 30 months is $24 thousand per month.

In addition, $1.6 million was assigned as a discount on the certificates of deposit assumed, while $438 thousand was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were 1.05 years and 7.0 years, respectively. The unamortized balance of the CD discount was $1.6 million and $0.0 at March 31, 2008 and 2007, respectively. The unamortized balance of the loan premium was $438 thousand and $0.0 at March 31, 2008 and 2007, respectively. The estimated aggregate CD discount on a monthly basis through March 2009 is $130 thousand per month. The estimated aggregate loan premium amortization on a monthly basis for the 84 months beginning April 2008 is $5 thousand.

We have also booked to Goodwill $488 thousand of loan loss reserve on the acquired loans and $84 thousand of acquisition costs including legal fees, conversion fees, legal advertising and legal mailings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about our major components of the results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the 2007 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be evaluated to determine whether an addition to the allowance is needed. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, we are required to record assets acquired, including identifiable intangible assets, and liabilities at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, we adopted SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives, but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Additionally, we adopted SFAS No. 147 Acquisitions of Certain Financial Institutions, on January 1, 2002, and determined that core deposit intangibles will continue to be amortized over their estimated useful lives.

Goodwill totaled $16.0 million and $5.7 million as of March 31, 2008 and December 31, 2007, respectively. Based on the testing of goodwill for impairment, no impairment charges have been recorded. As described in Note 12, this increase was due to our acquisition in the first quarter of 2008. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $719 thousand and $770 thousand, respectively.

OVERVIEW

Net income for the quarter ended March 31, 2008 increased $564 thousand or 26.8% when compared to the same period in 2007. Increases in net interest income of 1.1% and noninterest income of 97.0% fueled the income growth, while an increase in noninterest expenses of 5.0% and provision expense of 194% negatively impacted net income for the quarter. Net interest income increased $91 thousand reflecting the economic impact of the FOMC’s aggressive lowering of the target federal funds rate during the first quarter. Interest income was up $848 thousand, or 6.1%, as loans and investments provided strong returns on the asset growth of 2007. Interest expense increased $757 thousand, or 13.0%, reflecting the slower change in funding cost when rates decline so quickly. Provision for loan losses increased $297 thousand over the 2007 level, as management continued preparation for the effects of a possible recessionary market. Noninterest income increased $1.3 million as a result of increases in most of the categories but more importantly, due to a $1.3 million gain from pension curtailment as our pension liability decreased and a $300 thousand impairment charge we applied to our investment portfolio. Without the gain, noninterest income would have declined $20 thousand and with out either of the nonrecurring items this income would have been up $280 thousand or 20.8%. Noninterest expense increased $317 thousand, or 5.0% as a result of our expansion with the purchase of the Millennium branches, the relocation in Mechanicsville to the new Windmill location, increased regulatory expense and infrastructure improvements.

Management is excited about our growth in income, assets and locations but recognizes the tough economic environment we have been and will continue working in for 2008. The yield curve has returned to a more normal slope as a result of the Federal Reserve’s rate cuts. These changes in rates have caused a large portion of our loan portfolio to re-price instantly, while our deposits have longer maturity terms and will not re-price until later in the year. Management sees three areas of concentration in 2008: (1) bring the deposit cost down by re-pricing new deposits at then current market rates; (2) prepare for potential loan problems as a result of the weak economy by building up our loan loss reserve; and (3) continue to grow our earning assets in order to benefit from the long term effects of a lower rate environment. We believe our core earnings are strong and growing. Many of the expense increases in the first quarter were nonrecurring which should help in the next two quarters. We anticipate opening a new branch in the fourth quarter of 2008 which will potentially create some drag on earnings. While subprime lending was not and is not part of our growth strategy and we do not see the huge write-downs that have made headlines over the last six months, we recognize that we will be impacted by the fallout. Our securities impairment charge is an indirect effect of the securitization of bonds with mortgages. With job growth declining, the potential for more slow pays and defaults on loans increases. We are a community bank in diversified markets which requires different skills to help our customers in these markets. The year, 2008 offers challenges which will test our strategies and our ability to deal with our economic environment. We look forward to the year.

Total assets at March 31, 2008 were $1.0 billion, up $90.8 million, or 9.8%, from $926.7 million at year end 2007 and up $156.7 million, or 18.2% from March 31, 2007, when total assets were $860.8 million. This is the result of strong growth and the acquisition of the Millennium branches which added over $90 million to our footings. These branches place the company in new and growing markets for our franchise and going forward, we anticipate strong growth from them. For the quarter, total assets averaged $931.4 million, 8.6% above the first quarter 2007 average of $857.3 million. At March 31, 2008, total loans, net of unearned income, amounted to $766.6 million an increase of $57.8 million, or 8.2%, from $708.8 million at December 31, 2007. Average loans for the first quarter 2008, increased $64.6 million to $719.9 million compared to $655.3 million for the same period in 2007. At March 31, 2008, net loans as a percent of total assets were 75.3%, as compared to 76.5% at December 31, 2007 reflecting greater growth in the investment portfolio from funds acquired in the Millennium branches acquisition. Loan demand has been good in the first quarter of 2008, but there are signs that it could slow as the economy gets worse and conservatism toward growth takes over our customer’s business thinking.

At March 31, 2008, the investment portfolio totaled $180.9 million, an increase of $51.5 million from $129.3 million at March 31, 2007 and up $20.0 million, or 12.4%, from $160.9 million at December 31, 2007. During the first quarter of 2008, with rates dropping rapidly resulting in numerous calls on bonds, we prefunded some investments at relatively strong rates in anticipation of the extra funding we received from the Millennium transaction in late March. If the Federal Reserve continues lowering rates, as most economic indicators imply will happen, we expect calls to continue at an above normal pace. The funds from these potential transactions will be used to fund loans or purchase new bonds based on what the current market situation dictates. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. We were in a funds purchased position at the end of the first quarter 2008 with $8.1 million of federal funds purchased at March 31, 2008, while there was $17.1 million in federal funds purchased at December 31, 2007 and $17.6 million in federal funds sold at March 31, 2007. The stock offering in December 2006 and the acquisition in March 2008 have funded our growth and minimized the need to borrow over the last 15 months.

Total deposits of $763.4 million at March 31, 2008 represented an increase of $91.5 million, or 13.6%, from $671.9 million at year-end 2007 and an increase of $103.5 million, or 15.7%, from $659.9 million at March 31, 2007. The branch acquisitions added approximately $91.9 million to our deposit base. Year-over-year, all deposit categories were up except savings. Noninterest-bearing demand deposits of $120.6 million at March 31, 2008 increased $24.8 million when compared to $95.8 million at December 31, 2007 and up $23.0 million from $97.6 million at the end of the same quarter in 2007. Interest-bearing deposits at March 31, 2008, increased $66.8 million, or 11.6%, to $642.8 million compared to $576.1 million at December 31, 2007 and up $80.5 million, or 14.3%, compared to $562.3 million at March 31, 2007. These last two statistics highlight the importance of the acquisition because with out the inflow, noninterest bearing deposits would have been down and interest bearing deposits would have increased minimally compared to the prior periods. While some of the time deposits from the Millennium branches were priced higher than our existing base, the influx of noninterest bearing deposits and our effort to lower our cost of funds should minimize any impact on the margin as we go through the year. All deposit prices are evaluated frequently, especially at the point when rates are decreased, to adjust them to the new rate environment. Even our signature growth deposit product, Reward Checking, had its rate decreased from 5.01% to a still above market 4.01%.

FHLB borrowings at March 31, 2008 totaled $136.1 million, a $45.6 million, or 50.4%, increase over $90.5 million at March 31, 2007 and up $9.0 million from $127.1 million at December 31, 2007. Loan demand continued to outpace deposit growth for most of the first quarter of 2008, requiring management to obtain alternative low cost funding for the loan growth early in the quarter. Going through the current year, we expect to attract lower cost deposits to match with loans that will be repricing at lower rates and to cover loan growth. We do not anticipate additional borrowing this year, but that is dictated by the markets and the economic environment.

SFAS No. 115, discussed in the 2007 Form 10-K, requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets. The securities portion was a negative $4.5 million at March 31, 2008, an increase of $1.6 million from a negative $2.9 million at

December 31, 2007 and an increase of $3.0 million from a negative $1.5 million at March 31, 2007. Also included in this line item is a $606 thousand negative amount related to the pension plan (SFAS No. 158). The unrealized loss on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

Net income increased 26.8% to $2.7 million for the three months ended March 31, 2008, compared to $2.1 million for the same period in 2007. Diluted earnings per share increased 28.6% to $0.45 for the first quarter of 2008, compared to $0.35 for the same quarter in 2007. Net interest income increased $91 thousand for the quarter ended March 31, 2008, when compared to the same period in 2007. This increase in net interest income for 2008’s first quarter was the result of higher earnings on the loan portfolio despite lower rates, higher earnings on the investment portfolio which more than offset a $308 thousand decline in funds sold income and an increase of $757 thousand in total funding costs. This increase in interest income was more than offset by a $297 thousand increase in provision for loan loss, as we increased our reserve in anticipation of the potential economic impact on our loan portfolio and increased the classification of loans designated as impaired. Noninterest income excluding securities gains was up $1.3 million, or 94.8%, for the quarter when compared to the same period in 2007. Of this increase, $1.0 million resulted from two extraordinary items (1) a $1.3 million, one-time gain on pension curtailment as we implemented changes in the pension plan, and (2) a $300 thousand impairment charge taken on the GMAC holdings in our investment portfolio.

Noninterest expense rose $317 thousand, or 5.0%, for the three months ended March 31, 2008, compared to the comparable period in 2007, as all categories increased. Salaries and benefits increased $25 thousand or 0.7%, as increases in salaries and other benefit increases were nearly offset by a $246 thousand decrease in pension expense. Net occupancy expense rose $81 thousand to $1.1 million compared to $1.0 million for the quarter ended March 31, 2007. Occupancy expense was impacted primarily by increased costs associated with the relocation to the new Windmill office. Other expenses increased $211 thousand as telephone expense increased $67 thousand due to infrastructure changes, marketing and advertising increased $25 thousand as a result of branch opening costs, and other operating expenses rose $119 thousand. Other operating expense was primarily impacted by a $75 thousand increase in FDIC insurance expense.

Return on average assets (ROA) increased to 1.15% in the first quarter of 2008, compared to 1.00% in the same quarter of 2007, and return on average equity (ROE) increased to 11.63% compared to 9.66% for the quarters ended March 31, 2008 and 2007, respectively.

Net Interest Income

Our primary source of income is net interest income which on a fully tax equivalent basis totaled $8.4 million for the first quarter of 2008, a $126 thousand increase over the first quarter of 2007. Average earning assets for the first quarter 2008 were $877.7 million an increase of $71.4 million compared to $806.3 for the period ended March 31, 2007. Average loans increased $64.6 million, or 9.9%. Average securities increased $29.4 million, or 23.0%. Average federal funds sold decreased $22.6 million, or 96.3% as funds on hand in the first quarter of 2007 from the December 2006 stock offering were redeployed to higher yielding assets. The fully tax equivalent net interest margin for the three-month period ended March 31, 2008 was 3.84% compared to 4.15% for the same quarter ended in 2007. For the quarter, the yield on earning assets declined 22 basis points to 6.85%, compared to 7.07% for the first quarter of 2007, and the cost of interest bearing liabilities was up 5 basis points to 3.60% from 3.55% in the same period in 2007, narrowing the spread between the yield on earning assets and the cost of funds. This decline in earning assets yield reflects the impact of multiple rate cuts by the Federal Reserve beginning in the second half of 2007 and the intense competition in loan pricing. Our increase in funding costs is more specifically related to a year-over-year increase in interest checking of 68 basis points. Interest checking also displayed the largest growth of any category at $28.1 million, or 29.6%. The cost of money market savings increased 6 basis points while the average balances increased $1.3 million. Savings deposit average balances fell $9.7 million while the cost decreased 24 basis points. Large certificates of deposit average balances rose $7.9 million while the cost dropped 12 basis points. Consumer certificates of deposits average balances increased $790 thousand while the cost decreased 8 basis points.

Seeing some declines in cost of funds, we believe, are the first sign that our adjustment to market deposit pricing is having an impact on the margin. We are well aware of the challenge that we face and believe that wholesale funding and development/implementation of new deposit products are ways to manage the margin. Depositors are still undecided on where to place their money. They want yield and security. They are worried about the economy, their jobs and the future. Our goal is to convince them that our products meet their needs and if they do not, then develop products that will. To achieve this goal, we have developed the position of deposit manager to monitor our deposits from a marketing stand point, and to make concerted efforts to enhance our products. With the rapid rate cuts by the Federal Reserve, many loans with variable rates re-price immediately while fixed rate deposits reprice more slowly. Deposits will re-price but it will take some time to get the margin back to our accustomed levels. We anticipate that a positively sloping yield curve will enhance the margin. Other factors are harder to gauge in this up and down market which changed almost daily in the first quarter. Monitoring the markets, listening to our customers and utilizing our market models should help us adjust quickly to all challenges.

Tables that disclose fully tax equivalent net interest income calculations for the three-month periods ended March 31, 2008 and 2007 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$115,657	$1,581	5.50%	$95,835	$1,182	5.00%
Tax exempt (1)	41,233	591	5.77%	31,699	474	6.06%

Total securities	156,890	2,172	5.57%	127,534	1,656	5.27%
Federal funds sold	875	6	2.76%	23,456	314	5.43%
Loans, net of unearned income (2)	719,924	12,765	7.13%	655,335	12,090	7.48%

Total earning assets	877,689	14,943	6.85%	806,325	14,060	7.07%
Less allowance for loan losses	(8,139)			(7,115)
Total non-earning assets	61,809			58,102

Total assets	$931,359			$857,312

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$122,931	$627	2.05%	$94,857	$320	1.37%
Savings	75,851	185	0.98%	85,581	257	1.22%
Money market savings	42,800	259	2.43%	41,484	243	2.38%
Large dollar certificates of deposit (3)	127,431	1,485	4.69%	119,484	1,417	4.81%
Other certificates of deposit	217,819	2,340	4.32%	217,029	2,354	4.40%

Total interest-bearing deposits	586,832	4,896	3.36%	558,435	4,591	3.33%
Federal funds purchased	4,413	36	3.28%	—	—
Other borrowings	141,337	1,626	4.63%	104,421	1,210	4.70%

Total interest-bearing liabilities	732,582	6,558	3.60%	662,856	5,801	3.55%
Noninterest-bearing liabilities
Demand deposits	99,045			95,478
Other liabilities	7,556			10,504

Total liabilities	839,183			768,838
Shareholders’ equity	92,176			88,474

Total liabilities and shareholders’ equity	$931,359			$857,312

Net interest income		$8,385			$8,259

Interest rate spread (4)			3.25%			3.52%
Interest expense as a percent of average earning assets			3.01%			2.92%
Net interest margin (5)			3.84%			4.15%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%.

The tax equivalent adjustment for the quarter is $180 thousand, compared to $145 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains on securities sales and all other one time gains or losses in the quarter was $1.6 million for the first quarter of 2008 compared to $1.3 million for the same quarter in 2007. Service charges on deposit accounts for the quarter ended March 31, 2008 were $965 thousand, compared to $830 thousand for the comparable period in 2007. Debit and credit card fees increased $111 thousand or 76.6% for the first quarter 2008 to $256 thousand compared to $145 thousand in the first quarter 2007. For the quarter ended March 31, 2008, investment subsidiary fees were $91 thousand, an increase of $19 thousand or 25.9% compared to $72 thousand for the same period in 2007. Service charge increases were from a combination of rate and volume increases. Debit and credit card increases were the result of more usage of debit cards which raised the fees related to these transactions and more fee and interchange income from credit card transactions. Part of the volume is a direct result of our Reward Checking product which requires a minimum number of transactions. The increase in investment services income is the result of better sales in the first quarter 2008 compared to 2007. Other operating income without debit and credit card fees or investment services fees decreased $31 thousand in the first quarter as a result of lower mortgage fees in 2008 compared to 2007 first quarter.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense increased $317 thousand with increases in all the identified categories when comparing 2008 and 2007 first quarter results. Salaries and benefits increased $25 as a result of an increase in salary and wages of $242 thousand offset by a net decrease of $218 thousand in the other personnel categories with the decrease in pension plan expense being the largest contributor. Occupancy expense increased $81 thousand from increased depreciation for new locations, higher rent and higher custodial costs. Telephone expense is up as a result of infrastructure changes which have some upfront cost and required the running of 2 systems in parallel. Marketing and advertising increased from higher expense for branch openings. Other operating expenses increased $119 thousand with FDIC expense up $56 thousand and miscellaneous loan expenses up $59 thousand from new loans and higher collection expense.

Income Taxes

Income tax expense for the quarter ended March 31, 2008 was $1.1 million, compared to $924 thousand for the same period in 2007. This increase was primarily the result of higher income and our effort to control tax expense. The effective tax rate for the quarter was 30.0%. The primary source of the increase for the quarter was the tax on the pension curtailment gain.

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

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days and still accruing interest and foreclosed properties, were $5.3 million at March 31, 2008, $2.9 million at December 31, 2007 and $2.4 million at March 31, 2007. Nonperforming assets are composed largely (94.1%) of loans secured by real estate in the Company’s market area or Other Real Estate Owned (OREO). In the first quarter of 2008, OREO increased $23 thousand which represents improvements on the homes securing this credit, incurred in an effort to ready the properties for sale. Even with the slow real estate markets, home values in our markets are holding up better than the nationwide averages. We still anticipate selling these properties to recover the full value that we have in them.

Total loan charge-offs, less recoveries, amounted to $83 thousand for the first quarter of 2008 compared to $91 thousand for the same quarter in 2007, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.05% for the first quarter of 2008 compared to 0.06% for the same quarter in 2007. These strong numbers reflect the emphasis that management places on credit quality management, especially in an environment with increasing credit risk in the financial services industry. Due to the economic environment, we expect an increase in problem loans during 2008.

The allowance for loan losses of $8.7 million at March 31, 2008 increased $1.6 million when compared to $7.1 million at March 31, 2007 and was up $855 thousand, compared to $7.9 million at December 31, 2007. The increase in allowance over the last year has been largely a matter of management increasing the reserve in anticipation of potential economic problems in later 2008 and as a result of an increase in impaired loans. Management believes the balance in the allowance reflects what an economic downturn may do to our current strong asset quality. Management has directed higher than historical additions to the allowance to better prepare the company for the impact of a potential recessionary economic environment. The ratio of allowance for loan losses to total loans was 1.14% at March 31, 2008, 1.11% at 2007 year-end and 1.08% at March 31, 2007. The allowance for loan losses at March 31, 2008 included $1.9 million of specific impaired loan reserves.

At March 31, 2008, the Company reported $6.4 million in impaired loans, an increase of $2.1 million from $4.4 million at December 31, 2007 and an increase of $2.1 million from $4.3 million at March 31, 2007. The average balance of impaired loans for the three months ended March 31, 2008 was $5.0 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	March 31 2008	December 31 2007	March 31 2007
Nonaccrual loans	$3,533	$1,449	$1,414
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	734	358	977

Total nonperforming loans	$4,267	$1,807	$2,391
Other real estate owned	1,079	1,056	—

Total nonperforming assets	$5,346	$2,863	$2,391
Nonperforming assets to total loans and other real estate	0.70%	0.40%	0.36%
Allowance for loan losses to nonaccrual loans	247.49%	544.37%	503.22%
Net charge-offs to average loans for the year	0.05%	0.06%	0.06%
Allowance for loan losses to period end loans	1.14%	1.11%	1.08%

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

During the first quarter of 2008, we executed net new FHLB borrowings of $9 million to take advantage of attractive rates in prefunding the expected inflow of funds from our purchase of the Millennium branches. The average rate on the new fixed-rate borrowings is 2.44%. We have made it a practice to fund growth at times with FHLB borrowings if the rates were below our interest bearing deposit costs. These borrowings have some potential long-term interest risk if rates fall significantly, but overall give us an acceptable spread and funding rate. We have relied on FHLB borrowings to support our growth at times in the past and will continue to evaluate funding opportunities as necessary to support future growth. These were the only changes to our contractual obligations that would impact liquidity since the 2007 Form 10-K disclosure. At March 31, 2008, we had immediate available credit with the FHLB of $8.7 million and with nonaffiliated banks of $14.0 million. See Note 5 to the Consolidated Financial Statements in the 2007 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2007 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

Our risk-based capital position at March 31, 2008 was $88.3 million, or 11.47% of risk-weighted assets, for Tier 1 capital and $95.7 million, or 12.43%, for total risk based capital. Our Tier 1 leverage ratio at March 31, 2008 was 9.67%. Our year-end 2007 ratios were 13.82%, 14.75% and 10.80%, respectively. Enhancing our capital ratios to support future growth was the primary reason for the December 2006 stock offering. At March 31, 2007, these ratios were 15.06%, 16.17% and 11.40%, respectively.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital adds our trust preferred borrowing and a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%.

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

All of the forward-looking statements made in this filing are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should also refer to risks detailed under the “Risk Factors” section included in the 2007 Form 10-K and otherwise included in our periodic and current reports filed with the Securities and Exchange Commission for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2007 year end as disclosed in the 2007 Form 10-K.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks has had a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31, of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There is no stated expiration date for the Plan. The table below highlights the number of shares eligible and purchased in 2008.

Issuer Purchases of Equity Securities

	For the three months ended March 31, 2008
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
2008 Beginning balance				297,372
Jan 1 - Jan 31	12,010	$16.90	12,010	285,362
Feb 1 - Feb 29	19,111	$18.47	19,111	266,251
Mar 1 - Mar 31	38,984	$17.27	38,984	227,267

Quarter 1	70,105	$17.54	70,105	227,267

Total 2008	70,105	$17.54	70,105	227,267

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 3.1	–	Bylaws of Eastern Virginia Bankshares, Inc., as amended February 21, 2008, attached as Exhibit 3.1 to the Company’s current report on Form 8-K filed February 27, 2008, incorporated herein by reference.

Exhibit 31.1	–	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	–	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	–	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	–	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: May 5, 2008

Exhibit Index

Exhibit 3.1	–	Bylaws of Eastern Virginia Bankshares, Inc., as amended February 21, 2008, attached as Exhibit 3.1 to the Company’s current report on Form 8-K filed February 27, 2008, incorporated herein by reference.

Exhibit 31.1	–	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	–	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	–	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	–	Section 906 Certification of Chief Financial Officer