Form 10-Q/A
period 2008-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2008-05-27
CIK 1047170

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2008 was 5,867,544.

EXPLANATORY NOTE

This amendment No. 1 to the Quarterly Report on Form 10-Q by Eastern Virginia Bankshares, Inc. for the period ended March 31, 2008 that was originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2008 is being filed solely to correct a misclassification of deposits in the original filing. The adjustments correct the balance sheet by decreasing noninterest bearing deposits and increasing interest bearing deposits by $18.1 million, revise the cash flow statement, revise deposit rates on the average balance sheet and conform comments in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 1 related to the adjustments. No other information in the Form 10-Q for the quarter ended March 31, 2008 is being amended by this Amendment No. 1 and this amendment continues to speak as of the period ending date in the original filing of the Form 10-Q.

For convenience, the entire Quarterly Report on Form 10-Q for the period ended March 31, 2008 has been refiled in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, we have filed updated Exhibits 31.1, 31.2, 32.1 and 32.2.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2008 (unaudited)	December 31 2007 (audited)
Assets:
Cash and due from banks	$20,296	$18,017
Federal funds sold	—	367
Securities available for sale, at fair value	180,882	160,865
Loans, net of unearned income	766,626	708,817
Allowance for loan losses	(8,743)	(7,888)

Total loans, net	757,883	700,929
Deferred income taxes	5,452	4,584
Bank premises and equipment, net	18,840	18,261
Accrued interest receivable	4,019	4,124
Other real estate	1,079	1,056
Goodwill	15,970	5,725
Other assets	13,129	12,783

Total assets	$1,017,550	$926,711

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$102,299	$95,823
Interest-bearing deposits	661,105	576,077

Total deposits	763,404	671,900
Federal funds purchased	8,126	17,099
Federal Home Loan Bank advances (FHLB)	136,071	127,071
Trust preferred debt	10,310	10,310
Accrued interest payable	2,696	3,539
Other liabilities	7,114	6,023

Total liabilities	927,721	835,942

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 5,867,985 and 5,947,443, including 15,000 nonvested shares	11,736	11,865
Surplus	17,891	18,811
Retained earnings	65,338	63,616
Accumulated other comprehensive (loss), net	(5,136)	(3,523)

Total shareholders’ equity	89,829	90,769

Total liabilities and shareholders’ equity	$1,017,550	$926,711

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2008	2007
Interest and Dividend Income
Loans and fees on loans	$12,765	$12,090
Interest on investments:
Taxable interest income	1,471	1,100
Tax exempt interest income	410	329
Dividends	111	82
Interest on federal funds sold	6	314

Total interest and dividend income	14,763	13,915

Interest Expense
Deposits	4,896	4,591
Federal funds purchased	37	—
Interest on FHLB advances	1,434	1,002
Interest on trust preferred debt	191	208

Total interest expense	6,558	5,801

Net interest income	8,205	8,114
Provision for Loan Losses	450	153

Net interest income after provision for loan losses	$7,755	$7,961

Noninterest Income
Service charges and fees on deposit accounts	965	830
Debit/ credit card fees	256	145
Gain on sale of available for sale securities, net	42	—
Impairment—securities	(300)	—
Actuarial gain—pension curtailment	1,328	—
Gain on sale of OREO, fixed assets and LLC	4	—
Other operating income	362	374

Total noninterest income	2,657	1,349

Noninterest Expenses
Salaries and benefits	3,689	3,664
Occupancy and equipment expense	1,091	1,010
Telephone	214	147
Marketing and advertising	224	199
Other operating expenses	1,377	1,258

Total noninterest expenses	6,595	6,278

Income before income taxes	3,817	3,032
Income Tax Expense	1,145	924

Net income	$2,672	$2,108

Earnings per share, assuming dilution	$0.45	$0.35
Dividends per share	$0.16	$0.16

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2008	2007
Cash Flows from Operating Activities
Net income	$2,672	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	545	477
Investment amortization / (accretion), net	15	20
Provision for loan losses	450	153
(Gain) realized on available for sale securities’ transactions, net	(42)	—
(Gain) on pension curtailment	(1,328)	—
Impairment charge on securities	300	—
(Gain) on LLC investment	(4)
Stock based compensation	74	63
Change in assets and liabilities:
(Increase) decrease in other assets	(43)	249
Increase (decrease) in other liabilities	15	1,154

Net cash provided by operating activities	2,654	4,224

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,622	—
Proceeds from maturities, calls, and paydowns of securities	30,504	1,761
Purchase of debt securities	(58,384)	(2,500)
Purchase/retirement of restricted stock, net	(512)	43
Net increase in loans	(8,507)	(10,331)
Acquisition of branches (See Note 12)	33,995	—
Improvement to Other Real Estate	(22)
Purchases of bank premises and equipment	(1,023)	(574)

Net cash provided by (used in) investing activities	1,673	(11,601)

Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	(1,972)	3,772
Net increase in certificates of deposit	1,603	2,184
Repurchases and retirement of common stock	(1,229)	—
Issuance of common stock under dividend reinvestment plan	106	103
Stock options exercised	—	20
Dividends declared	(950)	(973)
Decrease in federal funds purchased	(8,973)	—
Increase in FHLB advances	9,000	—

Net cash provided by (used in) financing activities	(2,415)	5,106

Increase (Decrease) in cash and cash equivalents	1,912	(2,271)
Cash and cash equivalents
Beginning of period	18,384	36,415

End of period	$20,296	$34,144

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$6,943	$5,443
Income taxes	$—	$—
Unrealized gain/(loss) on securities available for sale	$(1,612)	$982

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

At December 31, 2007 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$14,275	$22	$5,873	$32	$20,148	$54
Mortgage-backed securities	668	2	21,199	280	21,867	282
States and political subdivisions	5,650	51	5,026	259	10,676	310
Corporate, CMO and other securities	18,989	2,180	14,471	2,522	33,460	4,702

	$39,582	$2,255	$46,569	$3,093	$86,151	$5,348

3.	Our loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2008	(audited) December 31 2007	(unaudited) March 31 2007
Commercial, industrial and agricultural loans	$74,183	$60,778	$59,449
Residential real estate mortgage loans	339,777	317,767	295,710
Real estate construction loans	113,434	98,877	83,713
Commercial real estate loans	186,318	178,011	171,893
Consumer loans	50,879	52,170	49,619
All other loans	2,058	1,243	415

Total loans	766,649	708,846	660,799
Less unearned income	(23)	(29)	(67)

Total loans net of unearned discount	766,626	708,817	660,732
Less allowance for loan losses	(8,743)	(7,888)	(7,113)

Net loans	$757,883	$700,929	$653,619

We had $5.3 million in non-performing assets at March 31, 2008 that included $734 thousand in loans past due 90 days or more but still accruing, $3.5 million in nonaccrual loans and $1.08 million classified as OREO.

4.	Our allowance for loan losses was as follows at the dates indicated:

(in thousands)	(unaudited) March 31 2008	(audited) December 31 2008	(unaudited) March 31 2007
Balance at beginning of year	$7,888	$7,051	$7,051
Reserve on loans acquired	488	—	—
Provision charged against income	450	1,238	153
Recoveries of loans charged off	144	460	143
Loans charged off	(227)	(861)	(234)

Balance at end of year	$8,743	$7,888	$7,113

Following is a summary pertaining to impaired loans:

	March 31 2008	December 31 2007
	(in thousands)
Impaired loans for which an allowance has been provided	$6,446	$4,365

Allowance related to impaired loans	$1,895	$1,054

Average balance of impaired loans	$5,010	$3,810

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $ 2.0 million and $1.4 million at March 31, 2008 and December 31, 2007, respectively.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) March 31 2008	(audited) December 31 2007	(unaudited) March 31 2007
Amortizing advances	$3,571	$3,571	$5,000
LIBOR floating advances	10,000	10,000	—
Convertible advances	122,500	113,500	85,500

Total advances	$136,071	$127,071	$90,500

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

Stock option plan activity for the quarter ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at beginning of year	259,762	$20.87
Granted	—	—
Exercised	—	—
Forfeited	(1,500)	20.33

Outstanding at March 31, 2008	258,262	20.87	7.33	$35
Options exercisable at March 31, 2008	52,150	23.18	4.92	$35

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

Total deposits of $763.4 million at March 31, 2008 represented an increase of $91.5 million, or 13.6%, from $671.9 million at year-end 2007 and an increase of $103.5 million, or 15.7%, from $659.9 million at March 31, 2007. The branch acquisitions added approximately $91.9 million to our deposit base. Year-over-year, all deposit categories were up except savings. Noninterest-bearing demand deposits of $102.3 million at March 31, 2008 increased $6.5 million when compared to $95.8 million at December 31, 2007 and up $4.7 million from $97.6 million at the end of the same quarter in 2007. Interest-bearing deposits at March 31, 2008, increased $85.0 million, or 14.8%, to $661.1 million compared to $576.1 million at December 31, 2007 and up $98.8 million, or 17.6%, compared to $562.3 million at March 31, 2007. These last two statistics highlight the importance of the acquisition because with out the inflow, noninterest-bearing deposits would have been down and interest-bearing deposits would have increased minimally compared to the prior periods. While some of the time deposits from the Millennium branches were priced higher than our existing base, the influx of noninterest bearing deposits and our effort to lower our cost of funds should minimize any impact on the margin as we go through the year. All deposit prices are evaluated frequently, especially at the point when rates are decreased, to adjust them to the new rate environment. Even our signature growth deposit product, Reward Checking, had its rate decreased from 5.01% to a still above market 4.01%.

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

Net Interest Income

Our primary source of income is net interest income which on a fully tax equivalent basis totaled $8.4 million for the first quarter of 2008, a $126 thousand increase over the first quarter of 2007. Average earning assets for the first quarter 2008 were $877.7 million an increase of $71.4 million compared to $806.3 for the period ended March 31, 2007. Average loans increased $64.6 million, or 9.9%. Average securities increased $29.4 million, or 23.0%. Average federal funds sold decreased $22.6 million, or 96.3% as funds on hand in the first quarter of 2007 from the December 2006 stock offering were redeployed to higher yielding assets. The fully tax equivalent net interest margin for the three-month period ended March 31, 2008 was 3.84% compared to 4.15% for the same quarter ended in 2007. For the quarter, the yield on earning assets declined 22 basis points to 6.85%, compared to 7.07% for the first quarter of 2007, and the cost of interest bearing liabilities was up 3 basis points to 3.58% from 3.55% in the same period in 2007, narrowing the spread between the yield on earning assets and the cost of funds. This decline in earning assets yield reflects the impact of multiple rate cuts by the Federal Reserve beginning in the second half of 2007 and the intense competition in loan pricing. Our increase in funding costs is more specifically related to a year-over-year increase in interest checking of 60 basis points. Interest checking also displayed the largest growth of any category at $33.0 million, or 34.8%. The cost of money market savings increased 6 basis points while the average balances increased $1.3 million. Savings deposit average balances fell $9.7 million while the cost decreased 24 basis points. Large certificates of deposit average balances rose $7.9 million while the cost dropped 12 basis points. Consumer certificates of deposits average balances increased $790 thousand while the cost decreased 8 basis points.

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

Tables that disclose fully tax equivalent net interest income calculations for the three-month periods ended March 31, 2008 and 2007 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$115,657	$1,581	5.50%	$95,835	$1,182	5.00%
Tax exempt (1)	41,233	591	5.77%	31,699	474	6.06%

Total securities	156,890	2,172	5.57%	127,534	1,656	5.27%
Federal funds sold	875	6	2.76%	23,456	314	5.43%
Loans, net of unearned income (2)	719,924	12,765	7.13%	655,335	12,090	7.48%

Total earning assets	877,689	14,943	6.85%	806,325	14,060	7.07%
Less allowance for loan losses	(8,139)			(7,115)
Total non-earning assets	61,809			58,102

Total assets	$931,359			$857,312

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$127,831	$627	1.97%	$94,857	$320	1.37%
Savings	75,851	185	0.98%	85,581	257	1.22%
Money market savings	42,800	259	2.43%	41,484	243	2.38%
Large dollar certificates of deposit (3)	127,431	1,485	4.69%	119,484	1,417	4.81%
Other certificates of deposit	217,819	2,340	4.32%	217,029	2,354	4.40%

Total interest-bearing deposits	591,732	4,896	3.33%	558,435	4,591	3.33%
Federal funds purchased	4,413	36	3.28%	—	—
Other borrowings	141,337	1,626	4.63%	104,421	1,210	4.70%

Total interest-bearing liabilities	737,482	6,558	3.58%	662,856	5,801	3.55%
Noninterest-bearing liabilities
Demand deposits	94,145			95,478
Other liabilities	7,556			10,504

Total liabilities	839,183			768,838
Shareholders’ equity	92,176			88,474

Total liabilities and shareholders’ equity	$931,359			$857,312

Net interest income		$8,385			$8,259

Interest rate spread (4)			3.27%			3.52%
Interest expense as a percent of average earning assets			3.01%			2.92%
Net interest margin (5)			3.84%			4.15%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The tax equivalent adjustment for the quarter is $181 thousand, compared to $145 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated.

	March 31, 2008	December 31, 2007	March 31, 2007
Nonperforming Assets
(Dollars in thousands)
Nonaccrual loans	$3,533	$1,449	$1,414
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	734	358	977

Total nonperforming loans	$4,267	$1,807	$2,391
Other real estate owned	1,079	1,056	—

Total nonperforming assets	$5,346	$2,863	$2,391
Nonperforming assets to total loans and other real estate	0.70%	0.40%	0.36%
Allowance for loan losses to nonaccrual loans	247.49%	544.37%	503.22%
Net charge-offs to average loans for the year	0.05%	0.06%	0.06%
Allowance for loan losses to period end loans	1.14%	1.11%	1.08%

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

PART II—OTHER INFORMATION

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

Date: May 27, 2008

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