Form 10-Q
period 2008-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2008-08-05
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2008 was 5,880,092.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30 2008	December 31 2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$16,747	$18,017
Federal funds sold	308	367
Securities available for sale, at fair value	168,447	160,865
Loans, net of unearned income	790,058	708,817
Allowance for loan losses	(9,711)	(7,888)

Total loans, net	780,347	700,929
Deferred income taxes	7,335	4,584
Bank premises and equipment, net	19,447	18,261
Accrued interest receivable	4,084	4,124
Other real estate	1,155	1,056
Goodwill	15,970	5,725
Other assets	13,659	12,783

Total assets	$1,027,499	$926,711

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$101,359	$95,823
Interest-bearing deposits	668,199	576,077

Total deposits	769,558	671,900
Federal funds purchased	16,500	17,099
Federal Home Loan Bank advances (FHLB)	135,357	127,071
Trust preferred debt	10,310	10,310
Accrued interest payable	2,717	3,539
Other liabilities	6,498	6,023

Total liabilities	940,940	835,942

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding 5,888,592 and 5,947,443, including 15,000 nonvested shares	11,747	11,865
Surplus	18,056	18,811
Retained earnings	65,491	63,616
Accumulated other comprehensive (loss), net	(8,735)	(3,523)

Total shareholders’ equity	86,559	90,769

Total liabilities and shareholders’ equity	$1,027,499	$926,711

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Interest and Dividend Income
Loans and fees on loans	$12,955	$12,564	$25,720	$24,654
Interest on investments:
Taxable interest income	1,478	1,164	2,949	2,264
Tax exempt interest income	423	335	833	664
Dividends	145	125	256	207
Interest on federal funds sold	30	186	36	500

Total interest and dividend income	15,031	14,374	29,794	28,289

Interest Expense
Deposits	5,198	4,801	10,094	9,392
Federal funds purchased	17	5	54	5
Interest on FHLB advances	1,431	1,094	2,865	2,096
Interest on trust preferred debt	146	207	337	415

Total interest expense	6,792	6,107	13,350	11,908

Net interest income	8,239	8,267	16,444	16,381
Provision for Loan Losses	1,300	150	1,750	303

Net interest income after provision for loan losses	$6,939	$8,117	$14,694	$16,078
Noninterest Income
Service charges and fees on deposit accounts	1,016	907	1,981	1,737
Debit/ credit card fees	292	193	548	338
Gain on sale of available for sale securities, net	2	—	44	—
Impairment - securities	—	—	(300)	—
Actuarial gain - pension curtailment	—	—	1,328	—
Gain on sale of OREO, fixed assets and other assets	254	2	258	2
Other operating income	370	375	732	749

Total noninterest income	1,934	1,477	4,591	2,826

Noninterest Expenses
Salaries and benefits	3,887	3,516	7,576	7,180
Occupancy and equipment expense	1,156	1,029	2,247	2,039
Telephone	275	150	489	297
Marketing and advertising	150	296	374	495
Other operating expenses	1,591	1,383	2,968	2,641

Total noninterest expenses	7,059	6,374	13,654	12,652

Income before income taxes	1,814	3,220	5,631	6,252
Income Tax Expense	560	905	1,705	1,829

Net income	$1,254	$2,315	$3,926	$4,423

Earnings per share, assuming dilution	$0.21	$0.38	$0.67	$0.73
Dividends per share	$0.16	$0.16	$0.32	$0.32

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30
	2008	2007
Cash Flows from Operating Activities
Net income	$3,926	$4,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,087	953
Investment amortization / (accretion), net	30	37
Provision for loan losses	1,750	303
(Gain) realized on available for sale securities’ transactions, net	(44)	—
(Gain) on sale of real estate	(128)	—
(Gain) on pension curtailment	(1,328)	—
Impairment charge on securities	300	—
(Gain) on LLC investment	(130)
Stock based compensation	147	126
Change in assets and liabilities:
(Increase) in other assets	(301)	(672)
Increase (decrease) in other liabilities	(795)	5,639

Net cash provided by operating activities	4,514	10,809
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,624	—
Proceeds from maturities, calls, and paydowns of securities	55,656	3,552
Purchase of debt securities	(76,352)	(20,597)
Purchase/retirement of restricted stock, net	(812)	(375)
Net increase in loans	(32,271)	(32,456)
Acquisition of branches (See Note 12)	33,995	—
Sale of fixed assets	209	—
Improvement to Other Real Estate	(99)
Purchases of bank premises and equipment	(2,354)	(1,309)

Net cash provided by (used in) investing activities	(16,404)	(51,185)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	14,047	4,646
Net increase (decrease) in certificates of deposit	(8,262)	1,204
Repurchases and retirement of common stock	(1,237)	—
Issuance of common stock under dividend reinvestment plan	217	205
Stock options exercised	—	37
Dividends declared	(1,891)	(1,948)
Increase (decrease) in federal funds purchased	(599)	6,978
Increase in FHLB advances	8,286	9,286

Net cash provided by financing activities	10,561	20,408

(Decrease) in cash and cash equivalents	(1,329)	(19,968)
Cash and cash equivalents
Beginning of period	18,384	36,415

End of period	$17,055	$16,447

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$12,911	$13,112
Income taxes	$1,566	$2,084
Unrealized gain/(loss) on securities available for sale	$(5,212)	$982

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at June 30, 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

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

In the first quarter of 2008, we completed the previously announced purchase of 2 branches in the Richmond market from Millennium Bank. These branches are in new markets for our company and added $92 million in deposits and $49 million in loans to our balance sheet. This transaction was accretive to earnings starting in the second quarter of 2008. (See Note 12) Earlier in the first quarter of 2008, we relocated our Village branch in Mechanicsville to a better location, the Windmill, which is right off Route 360 as you come into town. The visibility of the location has already brought new customers in the door. In addition, the building of an owned branch in the Quinton area of New Kent County, Virginia continues on schedule. We are constantly looking for accretive ways to expand our franchise.

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Our amortized cost and estimated fair values of securities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$23,646	$251	$217	$23,680
Mortgage-backed securities	52,750	22	1,114	51,658
State and political subdivisions	41,235	228	763	40,700
Corporate, CMO and other securities	54,081	115	11,021	43,175
Restricted securities	9,234	—	—	9,234

Total	$180,946	$616	$13,115	$168,447

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$43,284	$285	$54	$43,515
Mortgage-backed securities	25,136	7	282	24,861
State and political subdivisions	41,137	384	310	41,211
Corporate, CMO and other securities	47,374	184	4,702	42,856
Restricted securities	8,422	—	—	8,422

Total	$165,353	$860	$5,348	$160,865

There are no securities classified as “Held to Maturity” or “Trading”.

At June, 2008, investments in an unrealized loss position that were temporarily impaired were as follows:

	June 30, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$15,786	$217	$—	$—	$—	$217
Mortgage-backed securities	47,106	1,065	1,840	49	48,946	1,114
States and political subdivisions	21,078	763	—	—	21,078	763
Corporate, CMO and other securities	24,227	7,472	12,082	3,549	36,309	11,021

	$108,197	$9,517	$13,922	$3,598	$106,333	$13,115

Bonds with unrealized loss positions of less than 12 months duration at June 30, 2008 included 6 federal agencies, 10 corporate bonds, 42 mortgage-backed securities, 8 collateralized mortgage obligations (“CMO”), 2 federal agency preferred stocks and 45 municipal bonds. Securities with losses of 12 months or greater duration included 6 mortgage-backed securities, 10 corporate bonds, 1 collateralized mortgage obligation and 3 federal agency preferred stocks. The unrealized loss positions at June 30, 2008 were primarily related to the widened market spreads for mortgage backed and corporate securities. Holdings of GMAC and Ford Motor Credit Corp. contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of June 30, 2008, we held $3.0 million in GMAC bonds and $250 thousand in Ford Motor Credit Corp. bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Based on this analysis, we recorded a $300 thousand impairment charge on the GMAC holdings in March 2008. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the remaining unrealized loss is temporary.

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

The five federal agency preferred stocks with unrealized losses consist of $4.74 million par value of five different FHLMC and FNMA issues. These securities have a total cost basis of $4.71 million and an unrealized loss of $1.17 million at June 30, 2008. This loss reflects the current turmoil in the markets and not necessarily the long term results of these investments. With a blended tax equivalent yield of 7.76% and the fact that EVB has both the intent and the ability to hold these securities until they have recovered to cost brings management to the conclusion that an impairment charge on these holdings at this time could not be substantiated. Valuation of these securities will continue to be monitored for permanent changes that might warrant a write down of the value.

At December 31, 2007 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$14,275	$22	$5,873	$32	$20,148	$54
Mortgage-backed securities	668	2	21,199	280	21,867	282
States and political subdivisions	5,650	51	5,026	259	10,676	310
Corporate, CMO and other securities	18,989	2,180	14,471	2,522	33,460	4,702

	$39,582	$2,255	$46,569	$3,093	$86,151	$5,348

3.	Our loan portfolio was composed of the following at the dates indicated:

	(unaudited) June 30	(audited) December 31	(unaudited) June 30
(Dollars in thousands)	2008	2007	2007
Commercial, industrial and agricultural loans	$67,582	$60,778	$58,028
Residential real estate mortgage loans	350,181	317,767	303,509
Real estate construction loans	127,080	98,877	90,220
Commercial real estate loans	193,600	178,011	178,034
Consumer loans	49,861	52,170	51,655
All other loans	1,773	1,243	1,404

Total loans	790,077	708,846	682,850
Less unearned income	(19)	(29)	(51)

Total loans net of unearned discount	790,058	708,817	682,799
Less allowance for loan losses	(9,711)	(7,888)	(7,205)

Net loans	$780,347	$700,929	$675,594

We had $5.5 million in non-performing assets at June 30, 2008 that included $961 thousand in loans past due 90 days or more but still accruing, $3.4 million in nonaccrual loans including $1.2 million of restructured loans and $1.2 million classified as OREO.

4.	Our allowance for loan losses was as follows at the dates indicated:

(in thousands)	(unaudited) June 30 2008	(audited) December 31 2007	(unaudited) June 30 2007
Balance at beginning of year	$7,888	$7,051	$7,051
Reserve on loans acquired	488	—	—
Provision charged against income	1,750	1,238	303
Recoveries of loans charged off	240	460	261
Loans charged off	(655)	(861)	(410)

Balance at end of period	$9,711	$7,888	$7,205

Following is a summary pertaining to impaired loans:

	June 30 2008	December 31 2007
	(in thousands)
Impaired loans for which an allowance has been provided	$6,091	$4,365

Allowance related to impaired loans	$1,970	$1,054

Average balance of impaired loans	$5,523	$3,810

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $1.5 million and $1.4 million at June 30, 2008 and December 31, 2007, respectively. Of the $1.5 million not included in the impairment table at June 30, 2008, $1.2 million were homogeneous loans and $312 thousand were non-homogeneous impaired loans with no specific allowance.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) June 30 2008	(audited) December 31 2007	(unaudited) June 30 2007
Amortizing advances	$2,857	$3,571	$4,286
LIBOR floating advances	10,000	10,000	—
Convertible advances	122,500	113,500	95,500

Total advances	$135,357	$127,071	$99,786

The table presented below shows the maturities and potential call dates of FHLB advances. All but $12.9 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2008	$715	3.15%	$55,000	4.62%
2009	11,429	2.93%	30,000	4.32%
2010	5,713	5.57%	28,500	4.20%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

Total	$135,357	4.22%	$122,500	4.29%

6.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three and six month periods ended June 30, 2008 and June 30, 2007.

	Three Months Ended
	June 30, 2008		June 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,870,673	$0.21	6,092,168	$0.38
Effect of dilutive securities,
stock options	1,678	0.00	7,891	0.00
restricted stock	—	—	—	—

Diluted earnings per share	5,872,351	$0.21	6,100,059	$0.38

	Six Months Ended
	June 30, 2008		June 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,890,048	$0.67	6,089,030	$0.73
Effect of dilutive securities,
stock options	1,838	0.00	8,494	—
restricted stock	—	—	—	—

Diluted earnings per share	5,891,886	$0.67	6,097,524	$0.73

At June 30, 2008 and 2007, respectively, options to acquire 234,387 shares and 145,112 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

7.	On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 89,243 shares still available under the 2003 Plan.

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

SFAS 123R also requires that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of SFAS 123R that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date.

For the three and six month periods ended June 30, 2008 and 2007, stock option compensation expense of $66 thousand and $133 thousand for 2008 and $63 thousand and $126 thousand for 2007, respectively was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through June 30, there have been no awards issued in 2008. The weighted average estimated fair value of stock options granted in the years 2007, 2006 and 2005 was $5.95, $5.40 and $5.31, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

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

Stock option plan activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at beginning of year	259,762	$20.87
Granted	—	—
Exercised	—	—
Forfeited	(2,750)	20.88
Outstanding at June 30, 2008	257,012	20.87	7.07	$—
Options exercisable at June 30, 2008	52,150	23.18	4.67	$—

As of June 30, 2008, there was $443 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 1.35 years. There were no options granted in the three- or six-month periods ended June 30, 2008 or 2007. There were no shares exercised in the three or six month periods ended June 30, 2008. There were 1,095 shares exercised in the three month period and 2,320 shares exercised in the six month period ended June 30, 2007 at an average price of $16.10 providing cash proceeds of $18 thousand and $37 thousand, respectively with an intrinsic value at time of exercise of $7 thousand and $15 thousand, respectively.

We awarded 15,000 shares of restricted stock to employees on December 20, 2007. One half of these shares are subject to time vesting at 20% per year over a five–year vesting. At June 30, 2008 there was $99 thousand of total unrecognized compensation related to the time-vested awards. The other half of the restricted share award is performance based and will vest on June 30, 2010 if, and only if, 2009 financial achievements of the Company meet very aggressive targets. Given the aggressive targets for the performance based award, compensation expense will be recognized only if the award vests. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share. For the three and six months ended June 30, 2008, restricted stock compensation expense of $7 thousand and $14 thousand, respectively, was included in salary and benefit expense.

8.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$229	$373	$458	$746
Interest cost	192	196	384	392
Expected return on plan assets	(266)	(189)	(533)	(378)
Amortization of prior service cost	6	6	11	11
Amortization of net obligation at transition	—	1	1	2
*Recognized net actuarial gain	—	20	(1,328)	40
Net periodic benefit cost	$161	$407	$(1,007)	$813

*	Note: $1.3 million was booked as an extraordinary gain in the noninterest income category in the first quarter while $160 thousand was booked as pension expense in that quarter and $161 thousand was booked as pension expense in the quarter ended June 30, 2008.

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

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, our Company had no loans held for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Note 4 details information regarding our impaired loans as of June 30, 2008.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in our valuation of OREO follows the provisions of SFAS No. 157.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No.161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the implementation of SFAS 161 to have a material impact on our consolidated financial statements.

11.	The following table displays detail of comprehensive income for the three-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$1,254	$2,315	$3,926	$4,423
Unrealized gains (losses) on securities available for sale, net of tax expense	(3,600)	(1,073)	(5,183)	(91)
Less: reclassification adjustment, net of tax	1	—	(29)	—

Total comprehensive income	$(2,345)	$1,242	$(1,286)	$4,332

12.	On March 14, 2008, we purchased two branches from Millennium Bank, N. A. The purchase price of $8.5 million represented a 9.25% premium on the deposits assumed at the date of consummation.

The acquisition included the assumption of certain deposit accounts and purchase of selected loans and fixed assets as follows:

Assets purchased (at fair value):
Cash	$275
Loans	48,896
Furniture, fixtures and equipment	102
Other assets	173
Goodwill	10,245
Core deposit intangibles	20

Total assets acquired	$59,711

Liabilities acquired (at fair value):
Deposit accounts	$93,499
Other liabilities	207

Total liabilities assumed	$93,706

Net liabilities assumed	$33,995

Of the acquired intangible assets, $20 thousand was assigned to core deposit intangibles to be amortized over a period of 28.5 months. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $647 thousand and $910 thousand at June 30, 2008 and 2007, respectively. The estimated aggregate amortization expense for core deposit intangibles for the next 27 months is $24 thousand per month.

In addition, $1.6 million was assigned as a discount on the certificates of deposit assumed, while $438 thousand was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were 1.05 years and 7.0 years, respectively. The unamortized balance of the CD discount was $1.2 million and $0.0 at June 30, 2008 and 2007, respectively. The unamortized balance of the loan premium was $423 thousand and $0.0 at June 30, 2008 and 2007, respectively. The estimated aggregate CD discount on a monthly basis through March 2009 is $130 thousand per month. The estimated aggregate loan premium amortization on a monthly basis for the 84 months beginning April 2008 is $5 thousand.

In the first quarter of 2008 we also booked to Goodwill $488 thousand of general loan loss reserve on the acquired loans and $84 thousand of acquisition costs including legal fees, conversion fees, legal advertising and legal mailings.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure which require that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We evaluate non-performing loans individually for impairment as required by SFAS No. 114. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. In addition to specific reserves for loans that are individually impaired, we also allocate reserves for non-impaired loans based on inherent risks in the loan portfolio by category of loans in accordance with SFAS No. 5.

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

Goodwill totaled $16.0 million and $5.7 million as of June 30, 2008 and December 31, 2007, respectively. Based on the testing of goodwill for impairment, no impairment charges have been recorded. As described in Note 12, this increase was due to our acquisition in the first quarter of 2008. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $647 thousand and $770 thousand, respectively and are included in other assets.

OVERVIEW

The first six months of 2008 have been a challenge for the banking industry as a result of rapid interest rate reductions, an evolving recessionary economic environment and a more conservative evaluation of asset valuations, especially loans in community banks. Our performance during the first half of 2008 reflects the impact of the economic environment and some conservative steps taken by management to prepare for the potential future impact of current economic activity.

Net income of $1.2 million for the quarter ended June 30, 2008 decreased $1.1 million, or 45.8%, when compared to $2.3 million for the same period in 2007. The largest single contributor to this decline in earnings was a $1.2 million increase in provision for loan losses which management continued to increase in the second quarter due to economic concerns and an increase in impaired loans. For the quarter, net interest income declined $28 thousand compared to the 2007 second quarter, while noninterest income increased $457 thousand or 30.9% and noninterest expense rose 10.7%, or $685 thousand. Interest income increased $657 thousand, or 4.6% with loan income up $391 thousand reflecting continued loan growth through the second quarter, interest from investments up $422 thousand, or 26.0%, as the average portfolio grew $32.9 million, while Federal funds sold income was down $156 thousand, or -83.9%, as management utilized most of its excess funds in new loans and investments. Interest expense rose $685 thousand, or 11.2%, as deposit interest increased $397 thousand, or 8.3%, and Federal Home Loan Bank borrowing cost rose $337 thousand. The FOMC’s aggressive lowering of the target federal funds rate during the first third of the year, led to increased loan income mostly from higher volume, as the yield on earning assets continued to decline. The rise in interest expense reflects management’s strategy of increased borrowing and increased certificate growth in 2007 to fund loan growth. While the rates for borrowings and deposits in 2007 were within management’s guidance, based on the market interest rates at the time, they do not re-price as quickly as the loan rates, resulting in temporary shrinking of the interest margin until deposits are replaced with lower cost funds. The noninterest income increase of $457 thousand was fueled by increases of $109 thousand in deposit fees, $99 thousand in card fees and $252 thousand in gains, other than security gains. These gains were the result of a $128 thousand gain on the sale of a former branch building and a

$126 thousand gain in an LLC investment from the purchase of our investment subsidiary’s processer, Banker’s Investment, by Infinex. Without the gains, noninterest income increased by $203 thousand, or 13.8%. The noninterest expense increase of $685 thousand, or 10.7%, reflected the operating costs of the Millennium branches purchased in the first quarter of 2008, the relocation in Mechanicsville to the new Windmill location, increased regulatory expense and infrastructure improvements.

While the Company grew in the first quarter of 2008, in the second quarter, management took aggressive steps to respond to the potential future impacts of the tough economic environment that has existed in 2008. The yield curve has returned to a more normal slope as a result of the Federal Reserve’s rate cuts but is erratic, moving up or down sharply with each new economic shock. These rate changes caused a large portion of our loan portfolio to re-price instantly, while our deposits with longer maturity terms will not re-price until later in the year. In the first quarter, management saw three areas for action in 2008: (1) bring the deposit cost down by re-pricing new deposits at current market rates; (2) evaluate loans for problems resulting from the weak economy and build up our loan loss reserve accordingly; and (3) continue to grow our earning assets in order to benefit from the long term effects of a lower rate environment. Throughout the second quarter, management acted on these issues. Current rates on all new or renewing deposits have been lowered to reflect the current market, and we will benefit from a large block of certificates maturing in the 3rd and 4th quarters which will re-price at lower rates. We have addressed the shaky economy by increasing our reserve for loan loss in a manner consistent with our increase in impaired loans, monitoring our past due loans and tightening our credit standards. In addition, earning assets have grown. We believe our core earnings are strong and continue growing. Much of the noninterest expense increases we have seen in the first quarter were nonrecurring and in the second were related to core costs of operating the additional branches in our retail group. Our new branch in New Kent is nearly finished and may open in late third quarter which will create a short term earnings drag. This should be minimized since we have a branch in the county and we have had a loan production officer working the region for two years. While we will operate in the shadow of the past year’s economic fiascos, our steps to prepare for the future are in place and should be effective.

Total assets at June 30, 2008 were $1.03 billion, up $100.8 million, or 10.9%, from $926.7 million at year end 2007 and up $145.6 million, or 16.5% from June 30, 2007, when total assets were $881.9 million. This increase is the result of strong growth and the acquisition of the Millennium branches which added $91.9 million to our footings. New deposits in these two branches have more than replaced any run off from the original deposits. Loan growth for the second quarter 2008 was $23.4 million. For the quarter, total assets averaged $1.01 billion, 8.2% above the first quarter 2008 average of $931.4 million. At June 30, 2008, total loans, net of unearned income, at period end amounted to $790.1 million an increase of $81.2 million, or 11.5%, from $708.8 million at December 31, 2007. Average loans for the second quarter 2008 increased $98.5 million to $773.6 million compared to $675.1 million for the same period in 2007. At June 30, 2008, net loans as a percent of total assets were 75.9%, as compared to 75.6% at December 31, 2007 including the growth in the loan portfolio from $48.9 million of loans acquired in the Millennium branch acquisitions. Loan demand has been good in the first half of 2008, but there are signs that the pipeline of new loans is slowing. Our action with the loan loss reserve provision reflects our guarded optimism for a strong year. While our core earnings are in place and net interest margin should move up, any unforeseen event could drain funds from the bottom line.

At June 30, 2008, the investment portfolio totaled $168.4 million, an increase of $24.1 million from $144.3 million at June 30, 2007 and up $7.6 million, or 4.7%, from $160.9 million at December 31, 2007. During the second quarter of 2008, rates started to stabilize as the Federal Reserve slowed its rate cutting pace and hinted that it would be more cautious about future rate cuts. In this environment bond rates have moved up and down within a range and with a more normal slope. However, the size of the unrealized loss has grown, especially in the corporate categories. We took an impairment charge in the first quarter but feel that the increased loss in the market value of our portfolio is a temporary state which should reverse itself when credit markets return to a more normal status. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. At June 30, 2008, we were in a federal funds purchased position of $16.5 million, while there were $17.1 million in federal funds purchased at December 31, 2007 and a net of $6.8 million federal funds purchased at June 30, 2007. The stock offering in December 2006 and the acquisition in March 2008 have funded our growth through the second quarter but our ability to raise deposits will determine how much more we can grow for the remainder of the year.

Total deposits of $769.6 million at June 30, 2008 represented an increase of $97.7 million, or 14.5%, from $671.9 million at year-end 2007 and an increase of $109.7 million, or 16.6%, from $659.8 million at June 30, 2007. The branch acquisitions in March 2008 added approximately $91.9 million to our deposit base. Year-over-year, all deposit categories were up except savings. Noninterest-bearing demand deposits of $101.4 million at June 30, 2008 increased $5.5 million when compared to $95.8 million at December 31, 2007 and up $1.9 million from $99.4 million at the end of the same quarter in 2007. Interest-bearing deposits at June 30, 2008 increased $92.1 million, or 16.0%, to $668.2 million compared to $576.1 million at December 31, 2007 and up $107.8 million, or 19.2%, compared to $560.4 million at June 30, 2007. These last two statistics highlight the importance of the acquisition because with out the inflow, noninterest-bearing deposits would have been down and interest-bearing deposits would have increased minimally compared to the prior periods. While some of the time deposits from the Millennium branches were priced higher than our existing base, the influx of noninterest bearing deposits and our effort to lower our cost of funds should minimize any impact on the margin as we go through the year. All deposit prices are evaluated frequently, especially at the point when rates are decreased, to adjust them to the new rate environment. As an example, our 12 month certificate of deposit was priced at 4.05% in early January 2008 and was 2.85% at the end of June 2008, a decline of 120 basis points. Our primary growth deposit product, Reward Checking, had its rate decreased from 5.01% to a still above market 4.01% at the end of the first quarter and has been set up in a tiered format, so funds over $100,000 earn a lower rate. All these steps were taken to lower our cost of funds and we are starting to see them have an impact. With some large blocks of certificates of deposit maturing in the last half of the year, our margin should come back into a more acceptable level.

FHLB borrowings at June 30, 2008 totaled $135.4 million, a $35.6 million, or 35.7%, increase over $99.8 million at June 30, 2007 and up $8.3 million from $127.1 million at December 31, 2007. Loan demand continued to outpace deposit growth during the second quarter of 2008. After borrowing in the first quarter, management was able to utilize the funds from our branch purchase and fed funds borrowing to fund second quarter growth. For the remainder of the current year, we expect to attract lower cost deposits and anticipate maturing certificates of deposit to re-price at lower rates. We do not anticipate additional borrowing this year, but that is dictated by the markets and the economic environment.

SFAS No. 115, discussed in the 2007 Form 10-K, requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets. The securities portion was a negative $8.1 million at June 30, 2008, an increase of $5.2 million from a negative $2.9 million at December 31, 2007 and an increase of $5.6 million from a negative $2.6 million at June 30, 2007. Also included in this line item is a $606 thousand negative amount related to the pension plan (SFAS No. 158). The unrealized loss on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

Net income decreased 45.8% to $1.3 million for the three months ended June 30, 2008, compared to $2.3 million for the same period in 2007. Diluted earnings per share decreased 44.7% to $0.21 for the second quarter of 2008, compared to $0.38 for the same quarter in 2007. Net interest income decreased $28 thousand for the quarter ended June 30, 2008, when compared to the same period in 2007. This decrease in net interest income for second quarter 2008 was the result of deposit balances and interest expense growing faster than loan interest income. For the quarter, interest and fees on loans increased $391 thousand, or 3.1%, while deposit interest grew $397 thousand, or 8.3%. Investment income increased $266 thousand net of a $156 thousand decline in fed funds sold. Interest on FHLB advances rose $337 thousand. The biggest single impact on second quarter earnings was a $1.2 million increase in provision for loan loss, as we continued to increase our reserve due to an increase in impaired loans coupled with the slowed economy’s potential impact on our loan portfolio. Noninterest income excluding securities gains was up $455 thousand with gains of $109 thousand in deposit service charges, $99 thousand increase in card fees and a $252 thousand increase from sale of a fixed asset and a gain from an LLC.

Noninterest expense rose $685 thousand, or 10.7%, for the three months ended June 30, 2008, compared to the comparable period in 2007, as all categories, except marketing and advertising, increased. Much of this increase is the result of absorbing a full quarter of the operating expenses of our purchased branches and the net impact of changing the pension plan. Salaries and benefits increased $371 thousand, or 10.6%, as increases in salaries were partially offset by declines in insurance and other benefits. The other benefit decrease represents the net impact of lower pension cost which was partially offset by an increase in the 401K contribution. Net occupancy expense rose $127 thousand to $1.2 million compared to $1.0 million for the quarter ended June 30, 2007. Other expenses increased $187 thousand as telephone expense increased $125 thousand due to infrastructure changes, marketing and advertising decreased $146 thousand as a result of a strategic change in our approach to attracting customers, and other operating expenses rose $208 thousand. Other operating expense was primarily impacted by a $77 thousand increase in FDIC insurance expense.

Net income for the six months ended June 30, 2008 was $3.9 million, a decrease of $497 thousand from $4.4 million for the six month period ending June 30, 2007. Net interest income rose $63 thousand as interest income increased $1.5 million while interest expense increased $1.4 million. This is further evidence of the sharp impact the rapid rate changes have had on the earnings stream. For the six months ended June 30, 2008, provision for loan loss increased $1.4 million and consumed most of the increase in noninterest income of $1.8 million. Noninterest income was bolstered by two one time items, a $1.3 million pension plan gain from the changes to our plan and an impairment charge of $300 thousand to Corporate bond investments. Core noninterest income without any gains increased $437 thousand or 15.5% as deposit service charges rose $244 thousand and card fees rose $210 thousand. Noninterest expense increased $1.0 million to $13.7 million for the six months ended June 30, 2008 compared to $12.7 million for the same period in 2007. All categories except marketing and advertising grew from their 2007 levels primarily due to our retail expansion, new personnel, infrastructure improvements on the telephone system and higher FDIC expense.

Return on average assets (ROA) for the second quarter 2008 declined to 0.50%, compared to 1.07% in the same quarter of 2007, and return on average equity (ROE) declined to 5.57% compared to 10.27% for the quarters ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 ROA was 0.81% compared to 1.03% for the same six months in 2007. ROE for the six month period was 8.64% compared to 9.97% for the same periods ending June 30, 2008 and 2007, respectively.

Net Interest Income

Our primary source of income is net interest income which on a fully tax equivalent basis totaled $8.4 million for the second quarter of 2008, a $28 thousand decrease from the second quarter of 2007. Average earning assets for the quarter ended June 30, 2008 were $943.0 million an increase of $122.6 million compared to $820.4 for the same period in 2007. Average loans increased $98.5 million, or 14.6%. Average securities increased $32.9 million, or 25.1%. Average federal funds sold decreased $8.8 million, or 60.5%, reflecting the utilization of excess funds in the other earning asset categories. The fully tax equivalent net interest margin for the three-month period ended June 30, 2008 was 3.59% compared to 4.11% for the same quarter ended in 2007. For the quarter ended June 30 2008, the yield on earning assets declined 61 basis points to 6.49%, compared to 7.10% for the second quarter of 2007, and the cost of interest bearing liabilities was down 27 basis points to 3.37% from 3.64% in the same period in 2007, narrowing the spread between the yield on earning assets and the cost of funds. This decline in earning assets yield reflects the impact of multiple rate cuts by the Federal Reserve beginning in the second half of 2007 and the intense competition in loan pricing. Our increase in funding costs is more specifically related to a year-over-year increase in interest checking of 37 basis points which is less than the 60 basis point gap in the first quarter of 2008. With this narrowing of the interest gap, we may be seeing our first benefits of our re-pricing earlier in the year. Interest checking also displayed the largest growth of any category at $45.0 million, or 44.8%. The cost of all the interest bearing liabilities, except interest checking which includes reward checking, declined across the board but not as much as the earning assets decline. For the three months ended June 30, 2008, the average balances for all interest bearing liabilities, except savings, increased. A large part of this is the result of the new deposits from the purchased branches.

The continued decline in the cost of funds is encouraging, pointing to the impact that our rate re-pricing has had on the cost of funds. With the re-pricing of large blocks of certificates of deposit in the third and fourth quarters of 2008, we expect our interest margin to grow as we move into 2009. Depositors are still undecided on where to place their money. They want yield and security. They are worried about the economy, their jobs and the future. Our goal is to convince them that our products meet their needs and if they do not, then develop products that will. We anticipate that a positively sloping yield curve will enhance the margin. Monitoring the markets, listening to our customers and utilizing our market models should help us adjust quickly to all challenges.

Tables that disclose fully tax equivalent net interest income calculations for the three-month and six month periods ended June 30, 2008 and 2007 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$122,054	$1,623	5.35%	$98,240	$1,289	5.26%
Tax exempt (1)	41,653	609	5.88%	32,603	482	5.93%

Total securities	163,707	2,232	5.48%	130,843	1,771	5.43%
Federal funds sold	5,717	30	2.11%	14,483	186	5.15%
Loans, net of unearned income (2)	773,580	12,955	6.74%	675,107	12,564	7.46%

Total earning assets	943,004	15,217	6.49%	820,433	14,521	7.10%
Less allowance for loan losses	(8,906)			(7,205)
Total non-earning assets	73,851			58,437

Total assets	$1,007,949			$871,665

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$145,365	$744	2.06%	$100,389	$422	1.69%
Savings	75,338	176	0.94%	83,090	248	1.20%
Money market savings	48,873	289	2.38%	40,358	241	2.40%
Large dollar certificates of deposit (3)	143,490	1,668	4.68%	120,017	1,452	4.85%
Other certificates of deposit	247,981	2,321	3.76%	217,682	2,438	4.49%

Total interest-bearing deposits	661,047	5,198	3.16%	561,536	4,801	3.43%
Federal funds purchased	2,570	17	2.66%	336	5
Other borrowings	145,899	1,577	4.35%	111,646	1,301	4.67%

Total interest-bearing liabilities	809,516	6,792	3.37%	673,518	6,107	3.64%
Noninterest-bearing liabilities
Demand deposits	99,272			96,850
Other liabilities	8,640			10,770

Total liabilities	917,428			781,138
Shareholders’ equity	90,521			90,527

Total liabilities and shareholders’ equity	$1,007,949			$871,665

Net interest income		$8,425			$8,414

Interest rate spread (4)			3.12%			3.46%
Interest expense as a percent of average earning assets			2.90%			2.99%
Net interest margin (5)			3.59%			4.11%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%.

The tax equivalent adjustment for the quarter is $186 thousand, compared to $147 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months ended June 30,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$118,856	$3,205	5.42%	$97,044	$2,471	5.11%
Tax exempt (1)	41,442	1,200	5.82%	32,153	956	5.96%

Total securities	160,298	4,405	5.53%	129,197	3,427	5.32%
Federal funds sold	3,296	36	2.20%	18,945	500	5.29%
Loans, net of unearned income (2)	746,752	25,720	6.93%	665,276	24,654	7.43%

Total earning assets	910,346	30,161	6.66%	813,418	28,581	7.05%
Less allowance for loan losses	(8,522)			(7,160)
Total non-earning assets	67,830			58,270

Total assets	$969,654			$864,528

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$136,598	$1,372	2.02%	$97,638	$742	1.52%
Savings	75,594	361	0.96%	84,329	504	1.20%
Money market savings	45,836	548	2.40%	40,917	483	2.37%
Large dollar certificates of deposit (3)	135,461	3,152	4.68%	119,752	2,861	4.79%
Consumer certificates of deposit	232,899	4,661	4.02%	217,358	4,802	4.43%

Total interest-bearing deposits	626,388	10,094	3.24%	559,994	9,392	3.36%
Federal funds purchased	3,492	54	3.11%	169	5	5.93%
Other borrowings	143,618	3,202	4.48%	108,053	2,511	4.66%

Total interest-bearing liabilities	773,498	13,350	3.47%	668,216	11,908	3.57%
Noninterest-bearing liabilities
Demand deposits	96,709			96,167
Other liabilities	8,114			10,639

Total liabilities	878,321			775,022
Shareholders’ equity	91,333			89,506

Total liabilities and shareholders’ equity	$969,654			$864,528

Net interest income		$16,811			$16,673

Interest rate spread (4)			3.19%			3.47%
Interest expense as a percent of average earning assets			2.95%			2.94%
Net interest margin (5)			3.71%			4.11%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%.

The tax equivalent adjustment for the quarter is $367 thousand, compared to $292 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains on securities sales was $1.9 million for the second quarter of 2008 compared to $1.5 million for the same quarter in 2007. Service charges on deposit accounts for the quarter ended June 30, 2008 were $1.0 million, compared to $907 thousand for the comparable period in 2007. Debit and credit card fees increased $99 thousand or 51.3% for the second quarter 2008 to $292 thousand compared to $193 thousand in the second quarter of 2007. Service charge increases were from volume increases and the impact of a slow economy. Debit and credit card increases were the result of more usage of debit cards which raised the fees related to these transactions and more fee and interchange income from credit card transactions. Part of this increased volume in card activity is a direct result of our Reward Checking product which requires a minimum number of debit card transactions. Other operating income was flat compared to the same period in 2007. Gains, excluding securities gains, added $254 thousand to second quarter 2008 earnings.

For the six months ended June 30, 2008 noninterest income excluding securities gains was $4.5 million compared to $2.8 million for the same period in 2007. This increase follows a trend mentioned in the three months comments but also benefited from a gain from changes to the pension plan of $1.3 million and a loss from a securities impairment charge of $300 thousand. For the six months ended June 30, 2008, deposit fees were up $244 thousand, card fees were up $210 thousand and other operating income was down $17 thousand.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. When comparing 2008 and 2007 second quarter results, total noninterest expense for the three months ended June 30, 2008 increased $685 thousand with increases in all the identified categories, except marketing and advertisement. Salaries and benefits increased $371 thousand, or 10.6%, as a result of added salaries from the purchased branches, additional staff and the full impact of raises given in mid first quarter. The salary increases were mitigated some by declines in the other benefit categories. Occupancy expense increased $127 thousand from increased depreciation for new locations, higher rent and higher custodial costs which are associated with the relocation to the new Windmill office and the addition of the two purchased branches. Telephone expense is up as a result of infrastructure changes which have some upfront cost and required the running of two systems in parallel. Marketing and advertising expense decreased compared to the same period last year. Other operating expenses increased $208 thousand with FDIC expense up $77 thousand, postage expense up $41 thousand as a result of higher mail volume from new branches and miscellaneous loan expenses up $35 thousand from new loans and higher collection expense.

For the six month period ended June 30, 2008, noninterest expense is up $1.0 million, or 7.9%, at $13.7 million compared to $12.7 million for June 30, 2007. Again, all expense categories except marketing and advertisement increased as a result of branch expansion, telephone system improvements, postage expense related to higher account volume and special mailings and the FDIC rate increase.

Income Taxes

Income tax expense for the quarter ended June 30, 2008 was $560 thousand compared to $905 thousand for the same period in 2007 reflecting the effect of the increased reserve for loan loss. For the first half of 2008 income taxes were $1.7 million compared to $1.8 million for the same period in 2007. This decrease was the result of lower income caused by the increase in loan loss reserve. The effective tax rate for the quarter was 30.9% and 30.3% for the six month period ending June 30, 2008.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $5.5 million at June 30, 2008, $2.9 million at December 31, 2007 and $2.2 million at June 30, 2007. Nonperforming assets are composed largely (93.1%) of loans secured by real estate in the Company’s market area or Other Real Estate Owned (OREO). Nonaccrual loans at June 30, 2008 were $3.4 million which had $13 thousand in interest reversed from income and $70 thousand in interest that would have accrued. In the second quarter of 2008, OREO increased $76 thousand and for the year increased $99 thousand representing improvements on the OREO properties necessary to ready the properties for sale. The slow economy has affected the real estate markets and home values in our markets have declined.

Total loan charge-offs, less recoveries, amounted to $332 thousand for the second quarter of 2008 compared to $58 thousand for the same quarter in 2007, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.11% at June 30, 2008 compared to 0.05% for the same period in 2007. For the six months ended June 30, 2008, net charge-offs were $415 thousand compared to $149 thousand at the six month point in 2007. This increase in the ratio of 0.06%, or $266 thousand, reflects the impact of the slowing economy on our customer’s ability to pay. If there are more job layoffs, this number could rise. Credit quality management continues to be our top priority. The lenders and our collection area are maintaining close contact with our troubled customers but charge-offs are inevitable in this environment. With the high level of real estate secured debt and the large increase in loan loss reserves taken in the second quarter, management is confident that we can successfully manage through the economic downturn. We will continue to monitor our reserve needs and make adjustments when needed.

The allowance for loan losses of $9.7 million at June 30, 2008 increased $2.5 million when compared to $7.2 million at June 30, 2007 and was up $1.8 million, compared to $7.9 million at December 31, 2007. The increase in allowance over the last year has been largely a matter of management increasing the reserve in anticipation of economic problems in the second half of 2008 and as a result of an increase in impaired loans. Management has directed higher than historical additions to the allowance to better prepare the Company for the impact of a potential recessionary economic environment. The ratio of allowance for loan losses to total loans was 1.23% at June 30, 2008, 1.11% at 2007 year-end and 1.06% at June 30, 2007. The allowance for loan losses at June 30, 2008 included $2.0 million of specific impaired loan reserves.

At June 30, 2008, the Company reported $6.1 million in impaired loans, an increase of $1.7 million from $4.4 million at December 31, 2007 and an increase of $2.0 million from $4.0 million at June 30, 2007. The average balance of impaired loans for the three months ended June 30, 2008 was $5.5 million.

At June 30, 2008 we also had $28.1 million in loans classified as potential problem loans that were excluded from impaired and non accrual status. These loans are currently performing and no loss is anticipated at this time based on Management’s on-going analysis. Management considers all loans that are adversely risk rated as potential problem loans. These loans are risk rated based on the borrowers’ perceived ability to comply with current repayment terms. These loans are subject to constant management and Board attention, and their status is reviewed on a regular basis. Factors that cause a loan to be adversely risk rated include:

•	Failure to provide the bank with current financial statement and tax return

•	Declining or negative earnings trends

•	Declining or inadequate liquidity

•	Concerns about the business that is intended to provide the source of repayment

•	Unfavorable competitive comparisons

•	High debt to worth ratio

•	Lack of well-defined secondary repayment source

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

(Dollars in thousands)	June 30 2008	December 31 2007	June 30 2007
Nonaccrual loans	$3,367	$1,449	$1,019
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	961	358	1,149

Total nonperforming loans	$4,328	$1,807	$2,168
Other real estate owned	1,155	1,056	—

Total nonperforming assets	$5,483	$2,863	$2,168

Nonperforming assets to total loans and other real estate	0.70%	0.40%	0.32%
Allowance for loan losses to nonaccrual loans	288.42%	544.37%	706.90%
Net charge-offs to average loans for the year	0.11%	0.06%	0.05%
Allowance for loan losses to period end loans	1.23%	1.11%	1.06%

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

During the first quarter of 2008, we executed net new FHLB borrowings of $9 million to take advantage of attractive rates in prefunding the expected inflow of funds from our purchase of the Millennium branches. For the second quarter of 2008, we were able to use the funds from the purchased branches and an ebb and flow of purchased and sold funds to fund our growth. These were the only changes to our contractual obligations that would impact liquidity since the 2007 Form 10-K disclosure. At June 30, 2008, we had immediate available credit with the FHLB of $372 thousand and with nonaffiliated banks of $10.6 million. See Note 5 to the Consolidated Financial Statements in the 2007 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2007 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at June 30, 2008 was $88.5 million, or 11.09% of risk-weighted assets, and $96.9 million, or 12.13%, for total risk based capital. Our Tier 1 leverage ratio at June 30, 2008 was 9.69%. Our year-end 2007 ratios were 13.82%, 14.75% and 10.80%, respectively. Enhancing our capital ratios to support future growth was the primary reason for the December 2006 stock offering. At June 30, 2007, these ratios were 14.60%, 15.67% and 11.37%, respectively.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks continues to have a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

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

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31 of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There is no stated expiration date for the Plan. The table below highlights the number of shares eligible and purchased in the second quarter of 2008.

Issuer Purchases of Equity Securities

	For the three months ended June 30, 2008
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
Apr 1 - Apr 30	440	$17.61	440	226,827
May 1 - May 31	—	$—	—	226,827
Jun 1 - Jun 30	—	$—	—	226,827

Quarter 2	440	$17.54	440	226,827

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 17, 2008. At this meeting, the shareholders approved the following proposal by the margins indicated:

1. To elect 10 directors to serve for terms of one year each, expiring at the 2009 annual meeting of shareholders:

	Number of Shares
	For	Withhold Authority
W. Rand Cook	4,535,728	93,581
F. L. Garrett, III	4,528,339	100,970
Ira C. Harris	4,532,105	97,204
F. Warren Haynie, Jr.	4,537,936	91,373
William L. Lewis	4,361,042	268,267
Charles R. Revere	4,493,633	135,676
Joe A. Shearin	4,531,601	97,708
Howard R. Straughan, Jr.	4,537,936	91,373
Leslie E. Taylor	4,259,478	369,831
J. T. Thompson, III	4,479,204	150,105

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

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

Date: August 4, 2008

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer