Form 10-Q
period 2008-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2008-11-06
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2008 was 5,886,883.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended September 30, 2008

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30 2008	December 31 2007
	(unaudited)
Assets:
Cash and due from banks	$15,041	$18,017
Federal funds sold	—	367
Securities available for sale, at fair value	156,801	160,865
Loans, net of unearned income	804,733	708,817
Allowance for loan losses	(10,613)	(7,888)

Total loans, net	794,120	700,929
Deferred income taxes	9,019	4,584
Bank premises and equipment, net	20,682	18,261
Accrued interest receivable	4,238	4,124
Other real estate	950	1,056
Goodwill	15,970	5,725
Other assets	14,164	12,783

Total assets	$1,030,985	$926,711

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$99,979	$95,823
Interest-bearing deposits	678,182	576,077

Total deposits	778,161	671,900
Federal funds purchased and Repurchase Agreements	16,718	17,099
Federal Home Loan Bank advances (FHLB)	135,357	127,071
Trust preferred debt	10,310	10,310
Accrued interest payable	2,541	3,539
Other liabilities	8,210	6,023

Total liabilities	951,297	835,942

Shareholders’ Equity
Common stock of $2 par value per share, authorized 50,000,000 shares, issued and outstanding
5,901,893 and 5,947,443, including 15,000 nonvested shares	11,774	11,865
Surplus	18,300	18,811
Retained earnings	61,479	63,616
Accumulated other comprehensive (loss), net	(11,865)	(3,523)

Total shareholders’ equity	79,688	90,769

Total liabilities and shareholders’ equity	$1,030,985	$926,711

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest and Dividend Income
Loans and fees on loans	$13,150	$12,907	$38,870	$37,561
Interest on investments:
Taxable interest income	1,510	1,361	4,459	3,625
Tax exempt interest income	415	374	1,248	1,038
Dividends	56	107	312	314
Interest on federal funds sold	46	73	82	573

Total interest and dividend income	15,177	14,822	44,971	43,111

Interest Expense
Deposits	5,219	4,797	15,313	14,189
Federal funds purchased	16	52	70	57
Interest on FHLB advances	1,437	1,374	4,302	3,470
Interest on trust preferred debt	144	216	481	631

Total interest expense	6,816	6,439	20,166	18,347

Net interest income	8,361	8,383	24,805	24,764
Provision for Loan Losses	1,050	325	2,800	628

Net interest income after provision for loan losses	$7,311	$8,058	$22,005	$24,136
Noninterest Income
Service charges and fees on deposit accounts	1,021	921	3,002	2,658
Debit/ credit card fees	296	233	844	571
Gain on sale of available for sale securities, net	—	14	44	14
Investment services	53	171	199	348
Impairment - securities	(4,439)	—	(4,739)	—
Actuarial gain - pension curtailment	—	—	1,328	—
Gain on LLC investments and sale of fixed assets	—	—	258	2
OREO impairment	(229)	—	(229)	—
Other operating income	259	304	845	876

Total noninterest income	(3,039)	1,643	1,552	4,469

Noninterest Expenses
Salaries and benefits	3,690	3,712	11,266	10,892
Occupancy and equipment expense	1,196	1,106	3,443	3,145
Telephone	247	146	736	443
Marketing and advertising	285	144	659	575
Other operating expenses	1,568	1,323	4,536	4,028

Total noninterest expenses	6,986	6,431	20,640	19,083

Income (loss) before income taxes	(2,714)	3,270	2,917	9,522
Income Tax Expense	355	1,005	2,060	2,834

Net income (loss)	$(3,069)	$2,265	$857	$6,688

Earnings (loss) per share, assuming dilution	$(0.52)	$0.38	$0.15	$1.10
Dividends per share	$0.16	$0.16	$0.48	$0.48

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30
	2008	2007
Cash Flows from Operating Activities
Net income	$857	$6,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,628	1,453
Investment amortization / (accretion), net	21	52
Provision for loan losses	2,800	628
(Gain) realized on available for sale securities’ transactions, net	(44)	(14)
(Gain) on sale of fixed assets	(128)	—
(Gain) on pension curtailment	(1,328)	—
Impairment charge on securities	4,739	—
Impairment charge on OREO	229	—
(Gain) on LLC investment	(130)
Stock based compensation	207	188
Change in assets and liabilities:
(Increase) in other assets	(1,346)	(706)
Increase in other liabilities	1,129	3,216
Net cash provided by operating activities	8,634	11,505
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,624	4,070
Proceeds from maturities, calls, and paydowns of securities	69,308	6,555
Purchase of debt securities	(87,604)	(31,290)
Purchase/retirement of restricted stock, net	(812)	(1,635)
Net increase in loans	(47,094)	(47,974)
Acquisition of branches	33,995	—
Sale of fixed assets	209	—
Improvement to other real estate	(123)
Purchases of bank premises and equipment	(4,130)	(1,746)
Net cash provided by (used in) investing activities	(30,627)	(72,020)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	21,325	8,014
Net (decrease) in certificates of deposit	(6,937)	(4,206)
Repurchases and retirement of common stock	(1,237)	(3,113)
Issuance of common stock under dividend reinvestment plan	324	310
Director stock grant	104	116
Stock options exercised	—	37
Dividends declared	(2,834)	(2,916)
Increase (decrease) in federal funds purchased	(381)	5,805
Increase in FHLB advances	8,286	37,286
Net cash provided by financing activities	18,650	41,333
(Decrease) in cash and cash equivalents	(3,343)	(19,182)
Cash and cash equivalents
Beginning of period	18,384	36,415
End of period	$15,041	$17,233

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$21,164	$16,689
Income taxes	$2,370	$3,304
Unrealized gain/(loss) on securities available for sale	$(12,833)	$345

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at September 30, 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation. This report is presented based on the requirements of FASB 109 and does not include a $1.5 million deferred tax benefit that will be recognized in the fourth quarter of 2008 on the impairment of FNMA/FHLMC preferred stock based on legislation signed on October 3, 2008. The benefit will be recorded in the fourth quarter of 2008.

Eastern Virginia Bankshares, Inc., based in Tappahannock, VA, is the parent company of EVB. EVB, the bank, operates 25 retail branches in the Virginia counties of Caroline, Essex, Gloucester, Hanover, Henrico, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Subsidiaries of EVB include EVB Investments, EVB Mortgage, EVB Insurance and EVB Title. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

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

In the first quarter of 2008, we completed the previously announced purchase of two branches in the Richmond market from Millennium Bank. These branches are in new markets for our company and added $92 million in deposits and $49 million in loans to our balance sheet. This transaction was accretive to earnings starting in the second quarter of 2008. (See Note 12) Earlier in the first quarter of 2008, we relocated our Village branch in Mechanicsville to a better location, the Windmill, which is visible from Route 360. The visibility of the location has already brought new customers in the door. In addition, the Quinton branch in New Kent County, Virginia which had been operating at a temporary location in the county, opened the permanent building in late September, ahead of schedule. We are constantly looking for accretive ways to expand our franchise.

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Our amortized cost and estimated fair values of securities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$23,649	$250	$237	$23,662
Mortgage-backed and CMO securities	70,544	277	1,084	69,737
State and political subdivisions	40,565	263	1,433	39,395
Pooled trust preferred securities	19,052	—	12,290	6,762
FNMA and FHLMC preferred stock	280	—	—	280
Corporate securities	10,798	9	3,076	7,731
Restricted securities	9,234	—	—	9,234

Total	$174,122	$799	$18,120	$156,801

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$43,284	$285	$54	$43,515
Mortgage-backed and CMO securities	39,439	121	491	39,069
State and political subdivisions	41,137	384	310	41,211
Pooled trust preferred securities	18,207	—	1,822	16,385
FNMA and FHLMC preferred stock	4,708	57	880	3,885
Corporate securities	10,156	13	1,791	8,378
Restricted securities	8,422	—	—	8,422

Total	$165,353	$860	$5,348	$160,865

There are no securities classified as “Held to Maturity” or “Trading”.

At September, 2008, investments in an unrealized loss position that were temporarily impaired were as follows:

	September 30, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$15,767	$237	$—	$—	$—	$237
Mortgage-backed and CMO securities	38,158	569	6,132	515	44,290	1,084
States and political subdivisions	18,111	1,433	—	—	18,111	1,433
Pooled trust preferred securities	533	380	6,227	11,910	6,760	12,290
Corporate securities	2,732	264	4,492	2,812	7,224	3,076

	$75,301	$2,883	$16,851	$15,237	$76,385	$18,120

Bonds with unrealized loss positions of less than 12 months duration at September 30, 2008 included 6 federal agencies, 4 corporate bonds, 30 mortgage-backed securities, 8 collateralized mortgage obligations (“CMO”), and 38 municipal bonds. Securities with losses of 12 months or greater duration included 6 mortgage-backed securities, 16 corporate bonds and 1 CMO. The unrealized loss positions at September 30, 2008 were primarily related to the widened market spreads for mortgage backed and corporate securities. Holdings of GMAC contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of September 30, 2008, we held $3.0 million in GMAC bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Based on this analysis, we recorded a $300 thousand impairment charge on the GMAC holdings in March 2008. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the remaining unrealized loss is temporary.

The 16 corporate bonds with losses of 12 months or greater include six pooled trust preferred bonds packaged by FTN Financial and Keefe Bruyette and Woods secured by debt of banks and insurance companies, primarily banks, and 1 similar bond packaged by Suntrust Robinson Humphrey and Bear Stearns consisting solely of bank borrowings. These pooled trust preferred bonds rated BBB by Fitch have a total amortized cost of $18.1 million with a temporary loss of approximately $11.9 million. These bonds have stated maturities of from 28 to 29 years, but can be called at par on the five year anniversary which will occur in 2011 and 2012. If not called, the bonds reprice every three months at a fixed rate index above the three month London Interbank Offered Rate (“LIBOR”). All of these bonds are current and have sufficient cash flow projections to satisfy the cash flow portion of the Other Than Temporary Impairment test under EITF 99-20 as of September 30, 2008, and we have the ability to hold these bonds until maturity.

At December 31, 2007 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2007
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$14,275	$22	$5,873	$32	$20,148	$54
Mortgage-backed and CMO securities	2,303	29	27,924	462	30,227	491
States and political subdivisions	5,650	51	5,026	259	10,676	310
Pooled trust preferred securities	16,385	1,822	—	—	16,385	1,822
FNMA and FHLMC preferred stock	671	329	1,180	551	1,851	880
Corporate securities	299	2	6,565	1,789	6,864	1,791

	$39,583	$2,255	$46,568	$3,093	$86,151	$5,348

3.	Our loan portfolio was composed of the following at the dates indicated:

	(unaudited)	(audited)	(unaudited)
(Dollars in thousands)	September 30 2008	December 31 2007	September 30 2007
Commercial, industrial and agricultural loans	$70,382	$60,778	$62,344
Residential real estate mortgage loans	357,111	317,767	305,194
Real estate construction loans	109,490	98,877	99,825
Commercial real estate loans	217,189	178,011	176,533
Consumer loans	48,920	52,170	52,149
All other loans	1,654	1,243	1,278

Total loans	804,746	708,846	697,323
Less unearned income	(13)	(29)	(40)

Total loans net of unearned discount	804,733	708,817	697,283
Less allowance for loan losses	(10,613)	(7,888)	(7,447)

Net loans	$794,120	$700,929	$689,836

We had $10.1 million in non-performing assets at September 30, 2008 that included $4.8 million in loans past due 90 days or more but still accruing, $4.4 million in nonaccrual loans including $2.7 million of restructured loans and $950 thousand classified as OREO. The OREO balance is net of a $229 thousand impairment charge taken in the third quarter of 2008 once a sale contract for the OREO property was finalized.

4.	Our allowance for loan losses was as follows at the dates indicated:

	(unaudited)	(audited)	(unaudited)
(in thousands)	September 30 2008	December 31 2007	September 30 2007
Balance at beginning of year	$7,888	$7,051	$7,051
Reserve on loans acquired	488	—	—
Provision charged against income	2,800	1,238	628
Recoveries of loans charged off	441	460	358
Loans charged off	(1,004)	(861)	(590)

Balance at end of year	$10,613	$7,888	$7,447

Following is a summary pertaining to impaired loans:

	September 30 2008	December 31 2007
	(in thousands)
Impaired loans for which an allowance has been provided	$13,191	$4,365
Impaired loans for which no valuation allowance has been provided	$857	$328

Allowance related to impaired loans	$3,080	$1,054

Average balance of impaired loans	$7,081	$3,810

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $2.2 million and $1.4 million at September 30, 2008 and December 31, 2007, respectively. Of the $2.2 million not included in the impairment table at September 30, 2008, $1.4 million were homogeneous loans and $857 thousand were non-homogeneous impaired loans with no specific allowance.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited)	(audited)	(unaudited)
	September 30 2008	December 31 2007	September 30 2007
Amortizing advances	$2,857	$3,571	$4,286
LIBOR floating advances	10,000	10,000	10,000
Convertible advances	122,500	113,500	113,500

Total advances	$135,357	$127,071	$127,786

The table presented below shows the maturities and potential call dates of FHLB advances. All but $12.9 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2008	$715	3.15%	$55,000	4.62%
2009	11,429	2.93%	30,000	4.32%
2010	5,713	5.57%	28,500	4.20%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

Total	$135,357	4.22%	$122,500	4.29%

6.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three and nine month periods ended September 30, 2008 and September 30, 2007.

	Three Months Ended
	September 30, 2008		September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,882,007	$(0.52)	6,008,935	$0.38
Effect of dilutive securities,
stock options	—	—	5,046	—
restricted stock	—	—	—	—

Diluted earnings per share	5,882,007	$(0.52)	6,013,981	$0.38

	Nine Months Ended
	September 30, 2008		September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,887,349	$0.15	6,062,038	$1.10
Effect of dilutive securities,
stock options	1,225	—	5,736	—
restricted stock	—	—	—	—

Diluted earnings per share	5,888,574	$0.15	6,067,774	$1.10

At September 30, 2008 and 2007, respectively, options to acquire 257,012 shares and 187,387 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

7.	On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 76,243 shares still available under the 2003 Plan.

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

For the three and nine month periods ended September 30, 2008 and 2007, stock option and restricted stock compensation expense of $52 thousand and $207 thousand for 2008 and $62 thousand and $188 thousand for 2007, respectively was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through September 30, there have been no awards issued in 2008. The weighted average estimated fair value of stock options granted in the year 2007 was $5.95. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

2007
Dividend rate	2.82%
Price Volatility	32.89%
Risk-free interest rate	4.56%
Expected life	7 Years

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

Stock option plan activity for the nine months ended September 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at beginning of year	259,762	$20.87
Granted	—	—
Exercised	—	—
Forfeited	(2,750)	20.88

Oustanding at September 30, 2008	257,012	20.87	6.82	$—
Options exercisable at September 30, 2008	94,425	21.71	4.96	$—

As of September 30, 2008, there was $392 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 2.33 years. There were no options granted in the three- or nine-month periods ended September 30, 2008 or 2007. There were no shares exercised in the three or nine month periods ended September 30, 2008. There were 2,320 shares exercised in the nine month period ended September 30, 2007 at an average price of $16.10 providing cash proceeds of $37 thousand with an intrinsic value at time of exercise of $15 thousand.

We awarded 15,000 shares of restricted stock to employees on December 20, 2007. One half of these shares are subject to time vesting at 20% per year over a five–year period. At September 30, 2008 there was $84 thousand of total unrecognized compensation related to the time-vested awards. The other half of the restricted share award is performance based and will vest on June 30, 2010 if, and only if, 2009 financial achievements of the Company meet very aggressive targets. Given the aggressive targets for the performance based award, the Company does not anticipate these awards to vest and therefore no compensation expense has been recorded to date on these awards. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share. For the three and nine months ended September 30, 2008, restricted stock compensation expense of $7 thousand and $22 thousand, respectively, was included in salary and benefit expense.

8.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$229	$373	$687	$1,119
Interest cost	192	196	576	588
Expected return on plan assets	(266)	(189)	(799)	(567)
Amortization of prior service cost	6	5	17	16
Amortization of net obligation at transition	—	1	1	3
*Recognized net actuarial gain	—	20	(1,328)	60

Net periodic benefit cost	$161	$406	$(846)	$1,219

*	Note: $1.3 million was booked as a gain in the noninterest income category in the first quarter while $160 thousand , $161 thousand and $169 thousand, respectively, was booked as pension expense in the first three quarters of 2008, respectively.

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

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Note 4 details information regarding our impaired loans as of September 30, 2008.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in our valuation of OREO follows the provisions of SFAS No. 157.

10.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. We do not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. We do not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

11.	The following table displays detail of comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income (loss)	$(3,069)	$2,265	$857	$6,688
Unrealized gains (losses) on securities available for sale, net of tax expense	(12,781)	439	(12,947)	348
Less: reclassification adjustment, for gain on sale of available for sale securities	—	(9)	(29)	(9)
Add: reclassification adjustment for loss on impairment of securities, net of tax of $105	4,439	—	4,634	—
Total comprehensive income	$(11,411)	$2,695	$(7,485)	$7,027

12.	On March 14, 2008, we purchased two branches from Millennium Bank, N. A. The purchase price of $8.5 million represented a 9.25% premium on the deposits assumed at the date of consummation.

The acquisition included the assumption of certain deposit accounts and purchase of selected loans and fixed assets as follows:

Assets purchased (at fair value):
Cash	$275
Loans	48,896
Furniture, fixtures and equipment	102
Other assets	173
Goodwill	10,245
Core deposit intangibles	20
Total assets acquired	$59,711

Liabilities acquired (at fair value):
Deposit accounts	$93,499
Other liabilities	207
Total liabilities assumed	$93,706

Net liabilities assumed	$33,995

Of the acquired intangible assets, $20 thousand was assigned to core deposit intangibles to be amortized over a period of 28.5 months. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $647 thousand and $910 thousand at September 30, 2008 and 2007, respectively. The estimated aggregate amortization expense for core deposit intangibles for the next 27 months is $24 thousand per month.

In addition, $1.6 million was assigned as a discount on the certificates of deposit assumed, while $438 thousand was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were 1.05 years and 7.0 years, respectively. The unamortized balance of the CD discount was $1.2 million and $0.0 at September 30, 2008 and 2007, respectively. The unamortized balance of the loan premium was $423 thousand and $0.0 at September 30, 2008 and 2007, respectively. The estimated aggregate CD discount on a monthly basis through March 2009 is $130 thousand per month. The estimated aggregate loan premium amortization on a monthly basis for the 84 months beginning April 2008 is $5 thousand.

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

Goodwill totaled $16.0 million and $5.7 million as of September 30, 2008 and December 31, 2007, respectively. Based on the testing of goodwill for impairment, no impairment charges have been recorded. As described in Note 12, this increase was due to our acquisition in the first quarter of 2008. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $575 thousand and $770 thousand, at September 30, 2008 and December 31, 2007, respectively and are included in other assets.

OVERVIEW

The third quarter of 2008 turned an already challenging economic environment for the banking industry into an unprecedented challenge. The mortgage agencies, Fannie Mae and Freddie Mac (GSE’s), were taken over by the government resulting in severe stress in the financial industry, creating decreased capital adequacy in many financial businesses and the need for a government bailout. While EVB management had been preparing for potential loan problems based on the year long economic uncertainty, we were surprised by the swiftness and harshness of the government take over of the GSE’s. These entities had been blessed with implied government protection and their preferred stock issuances were viewed as bank quality investments for years. Obviously the government’s conservatorship with its revocation of preferred stock dividends and the devaluing of all stock levels affected our company negatively. Agency preferred stock dropped from an AA rating to a non investment level rating in less than two months. We took a $4.4 million impairment charge on our investments in perpetual preferred stock of these entities. Of that loss, $1.5 million will be recovered in the fourth quarter of 2008 as a deferred tax benefit in conjunction with FASB 109 which defers recognition until the quarter in which the President signed the legislation to change the treatment of the loss to ordinary rather than capital. The President signed the bailout legislation on October 3rd , 2008 making it a fourth quarter item. As noted below, our core earnings flow remains strong.

For the quarter ended September 30, 2008 the Company reported a net loss of $3.1 million, an income decrease of $5.3 million, or 235%, when compared to $2.3 million net income for the same period in 2007. As noted above, the largest single contributor to this decline in earnings was the $4.4 million impairment on securities taken in the third quarter for the devaluation of the GSE perpetual preferred stock. An impairment charge of $229 thousand on our OREO properties and an increase in provision for loan losses of $725 thousand over the same period last year accounted for the remainder of the decrease in quarterly earnings. Loan loss reserves increased as management continued to react to a higher potential risk in the loan portfolio.

Through the third quarter, loans continued growing but at a slower pace while deposits for most of the quarter increased. Management utilized most of its excess funds in new loans and short term fed funds purchased. The FOMC’s aggressive lowering of the target federal funds rate early in the year, led to decreased yield on earning assets. We have been able to fund growth from the increased deposits from the first quarter purchases and normal deposit growth from our core retail system. With more deposit volume, interest expense rose. Our noninterest income, excluding the impairment charges, had increases of $100 thousand in deposit fees and $63 thousand in card fees for the quarter. The noninterest expense increase of $555 thousand reflected the operating costs of the Millennium branches purchased in the first quarter of 2008, the relocation in Mechanicsville to the new Windmill location, increased regulatory expense and infrastructure improvements. Towards the end of the third quarter, the Federal Reserve’s aggressive cut in the target fed funds rate resulted in further strain on our earning asset income flow.

On a linked quarter basis, net interest income increased 1.5% which in a normal economic business cycle, points to our being positioned to take advantage of lower interest rates in order to maintain a strong income flow and a rising net interest margin. However, with the Federal Reserve lowering interest rates again and the economy teetering on a daily basis, it is not clear what normal is. It may take six months to two years for the markets to settle and some level of normalcy to return. We will continue our strategy of lowering deposit rates as quickly as possible but in the short term, we will continue to deal with the re-pricing lag that we have worked through for most of the year. Our capital position is strong and we are looking at ways to make it stronger, possibly by taking advantage of some of the government opportunities that are part of the government bailout. We grow with the communities in which we operate. We believe our core earnings are strong and if our communities stay stable we will continue growing.

Financial Condition

Return on average assets (ROA) for the third quarter 2008 declined to a 1.19% loss, compared to 1.01% in the same quarter of 2007, and return on average equity (ROE) declined to a 14.30% loss compared to 10.02% for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 ROA was 0.12% compared to 1.02% for the same nine months in 2007. ROE for the nine month period was 1.28% compared to 9.95% for the same period in 2007.

Total assets at September 30, 2008 were $1.03 billion, up $104.3 million, or 11.3%, from $926.7 million at year end 2007 and up $127.8 million, or 14.2% from September 30, 2007, when total assets were $903.2 million. This increase is the result of strong growth and the acquisition of the Millennium branches which added $93.7 million to our footings. New deposits in these two branches have more than replaced any run off from the original deposits. Loan growth for the third quarter of 2008 was $14.4 million. For the quarter, total assets averaged $1.02 billion, 1.6% above the second quarter 2008 average of $1.01 billion. At September 30, 2008, total loans, net of unearned income amounted to $804.7 million an increase of $95.9 million, or 13.5%, from $708.8 million at December 31, 2007. Average loans for the third quarter 2008 increased $101.5 million to $791.1 million compared to $689.6 million for the same period in 2007. At September 30, 2008, net loans as a percent of total assets were 77.1%, as compared to 75.6% at December 31, 2007. Included in this growth is $48.9 million of loans acquired in the Millennium branch acquisitions. While our core earnings are in place and net interest margin should move up, the uncertainty of the economy could result in a drain of funds from the bottom line.

At September 30, 2008, the investment portfolio totaled $156.8 million, an increase of $6.9 million from $149.9 million at September 30, 2007 and down $4.1 million, or 2.5%, from $160.9 million at December 31, 2007. While interest rates through most of the third quarter were stable, the Federal Open Market Committee (FOMC) has and will adjust rates as needed, given the unstable economy. During most of the quarter, bond rates have moved up and down within a range and with a more normal slope but in September movement was radical and often a day to day adventure. The unrealized loss in the securities portfolio almost tripled what it was at year end 2007 and September 30, 2007, especially in the corporate categories. As the economy returns to a more normal state, the securities impairment charges that were $4.4 million in the third quarter should decline but the timing of the changes is unclear at this time. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. Management, recognizing the potential liquidity impact that the increase in unrealized losses could have, is evaluating other sources of funds such as a capital infusion from opportunities in the government bailout and increasing the availability of short term borrowings. At September 30, 2008, we were in a federal funds purchased position of $16.7 million, while there were $17.1 million in federal funds purchased at December 31, 2007 and a net of $5.3 million federal funds purchased at September 30, 2007. During most of the third quarter, we were in a funds sold position due to an influx of short term deposits. The Millennium branches acquisition in March 2008 funded much of our growth during the first nine months of 2008. We anticipate deposit growth in the fourth quarter but the economy and the public’s focus on the economy may impact that growth. Banks, especially community banks, are normally considered safe places to store money. However, in the current economic turmoil the public has lumped all banks, not just investment banks or big regional banks, as the source of the problems. It will take time to calm the public.

Total deposits of $778.2 million at September 30, 2008 represented an increase of $106.3 million, or 15.8%, from $671.9 million at year-end 2007 and an increase of $120.4 million, or 18.3%, from $657.8 million at September 30, 2007. The branch acquisitions in March 2008 added approximately $93.5 million to our deposit base. Year-over-year, all deposit categories were up except noninterest bearing demand and savings deposits. Noninterest-bearing demand deposits of $100.0 million at September 30, 2008 increased $4.1 million when compared to $95.8 million at December 31, 2007 but are down less than 1% compared to $100.7 million at the end of the same quarter in 2007. Interest-bearing deposits at September 30, 2008 increased $102.1 million, or 17.7%, to $678.2 million compared to $576.1 million at December 31, 2007 and up $121.1 million, or 21.8%, compared to $557.0 million at September 30, 2007. While some of the time deposits from the Millennium branches were priced higher than our existing base, the influx of noninterest bearing deposits during the current year and our effort to lower our cost of funds appear to be slowing the decline in the interest margin as we go into the fourth quarter. All deposit prices are evaluated frequently to adjust them to the new rate environment. As an example, our 12 month certificate of deposit was priced at 4.05% in early January 2008 and was 2.85% at the end of June and September 2008, a decline of 120 basis points. The rate since the second quarter also supports management’s desire to keep maturities short in order to re-price them at the market rate in the future. Our primary growth deposit product, Reward Checking, had its rate decreased from 5.01% to a still above market 4.01% at the end of the first quarter and has been set up in a tiered format, so funds over $100,000 earn a lower rate. All these steps were taken to lower our cost of funds and we are starting to see them have an impact. With more blocks of certificates of deposit maturing in the fourth quarter, our margin should come back into a more acceptable level.

FHLB borrowings at September 30, 2008 totaled $135.4 million, a $7.6 million, or 5.9%, increase over $127.8 million at September 30, 2007 and up $8.3 million from $127.1 million at December 31, 2007. For the remainder of the current year, we expect to attract lower cost deposits and anticipate maturing certificates of deposit to re-price at lower rates. We do not anticipate additional borrowing this year, but that is dictated by the markets and the economic environment which is currently unstable.

SFAS No. 115, discussed in the 2007 Form 10-K, requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets. The securities portion was a $11.9 million loss at September 30, 2008 an increase of $9.0 million from a $2.9 million loss at December 31, 2007 and an increase of $8.4 million from a $3.5 million loss at September 30, 2007. Also included in this line item is a $606 thousand negative amount related to the pension plan (SFAS No. 158). The unrealized loss on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes.

RESULTS OF OPERATIONS

Net Income

As noted earlier, net income decreased to a loss of $3.1 million for the three months ended September 30, 2008, compared to $2.3 million net income for the same period in 2007. Diluted earnings per share decreased 181.67% to a $0.52 loss for the third quarter of 2008, compared to $0.38 net income for the same quarter in 2007 primarily as a result of the impairment write downs and the increase in loan loss provision. Net interest income decreased $22 thousand for the quarter ended September 30, 2008, when compared to the same period in 2007. The decrease in net interest income for third quarter 2008 was the result of interest expense growing faster than loan interest income. For the quarter, interest and fees on loans increased $243 thousand, or 1.9%, while deposit interest grew $422 thousand, or 8.8%. Investment income increased $112 thousand compared to the third quarter of 2007. Interest on FHLB advances increased $63 thousand. The earnings decline in the third quarter was impacted by unusual non-operating costs with a $4.4 million increase in securities impairment, a $725 thousand increase in provision for loan loss and a $229 thousand impairment on OREO property. We anticipate that we will continue to increase the reserve until the economy shows improvement. For the third quarter, noninterest income excluding securities and OREO impairment declined $14 thousand with increases of $100 thousand in deposit service charges and $63 thousand increase in card fees offset by a $118 thousand decrease in investment services income and a $14 thousand decrease in securities gains.

Noninterest expense rose $555 thousand, or 8.6%, for the three months ended September 30, 2008, compared to the comparable period in 2007, as all categories, except salaries and benefits increased. Much of this increase is the result of absorbing the operating expenses of our purchased branches, increased marketing expense and new branch opening costs for the Quinton office. Salaries and benefits decreased $22 thousand as decreases in benefits costs offset the salary increase from the acquisition. Net occupancy expense rose $90 thousand to $1.2 million compared to $1.1 million for the same quarter in 2007. Other expenses increased $487 thousand as telephone expense increased $100 thousand due to infrastructure changes, marketing and advertising increased $141 thousand and other operating expenses rose $245 thousand. Other operating expense was primarily impacted by an $87 thousand increase in FDIC insurance expense.

Net income for the nine months ended September 30, 2008 was $857 thousand, a decrease of $5.8 million from $6.7 million for the same nine month period in 2007. Net interest income rose $41 thousand as interest income increased $1.9 million while interest expense increased $1.8 million. This comparison reflects the sharp impact the rapid rate changes have had on the earnings stream. For the nine months ended September 30, 2008, provision for loan loss increased $2.2 million continuing a year-long pattern. Noninterest income declined $2.9 million as the securities impairment of $4.7 million and an OREO impairment charge of $229 thousand far exceeded a $1.3 million pension plan gain from the changes to our plan. Core noninterest income, excluding extraordinary gains and losses, increased $437 thousand or 9.8% as deposit service charges rose $344 thousand and card fees rose $273 thousand. Noninterest expense increased $1.6 million to $20.6 million for the nine months ended September 30, 2008 compared to $19.1 million for the same period in 2007. All categories grew from their 2007 levels primarily due to our retail expansion, new personnel, infrastructure improvements on the telephone system, an increase in marketing and advertising and higher FDIC expense.

Net Interest Income

Our primary source of income is net interest income which on a fully tax equivalent basis totaled $8.5 million for the third quarter of 2008, a $4 thousand decrease from the third quarter of 2007. Average earning assets for the quarter ended September 30, 2008 were $957.3 million an increase of $116.7 million compared to $840.6 for the same period in 2007. Average loans increased $101.5 million, or 14.7%. Average securities increased $11.4 million, or 7.9%. Average federal funds sold increased $3.8 million, or 65.3%, reflecting the availability of funds during most of the third quarter. The fully tax equivalent net interest margin for the three-month period ended September 30, 2008 was 3.59% compared to 4.03% for the same quarter ended in 2007. For the quarter ended September 30 2008, the yield on earning assets declined 62 basis points to 6.45%, compared to 7.07% for the third quarter of 2007, and the cost of interest bearing liabilities was down 40 basis points to 3.30% from 3.70% in the same period in 2007. While the earning asset yield continued to decline, the decline in the cost of interest bearing liabilities accelerated which should help our interest spread and our margin. This accelerated decline should mean that we have absorbed most of the impact of multiple rate cuts by the Federal Reserve beginning in the second half of 2007. Our decrease in funding costs is across the board with decreases in all interest bearing deposit categories except interest checking which slowed to a 12 basis point increase when compared to third quarter 2007. For the three months ended September 30, 2008, the average balances for all interest bearing liabilities, except savings and fed funds purchased, increased. The notes in the following schedule show the derivation of the tax equivalent amount which is added to GAAP net interest income.

The continued decline in the cost of funds is encouraging, pointing to the impact that our rate re-pricing has had on the cost of funds. Depositors are still undecided on where to place their money since they want yield and security. With the collapse of some mortgage centered banks, they are even more worried about the economy, their jobs and the future. We continue to reassure them that our products meet their needs and if they do not, then we develop products that will. We anticipate that as the markets settle down over an extended period of time, a positively sloping yield curve will enhance the margin. Monitoring the markets, listening to our customers and utilizing our market models should help us adjust quickly to all challenges.

Tables that disclose fully tax equivalent net interest income calculations for the three-month and nine month periods ended September 30, 2008 and 2007 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended September 30,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$116,395	$1,566	5.41%	$109,151	$1,468	5.34%
Tax exempt (1)	40,220	598	5.98%	36,026	539	5.94%

Total securities	156,615	2,164	5.56%	145,177	2,007	5.48%
Federal funds sold	9,529	46	1.94%	5,763	73	5.03%
Loans, net of unearned income (2)	791,119	13,150	6.69%	689,645	12,907	7.43%

Total earning assets	957,263	15,360	6.45%	840,585	14,987	7.07%
Less allowance for loan losses	(10,202)			(7,300)
Total non-earning assets	76,654			59,317

Total assets	$1,023,715			$892,602

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$150,469	$756	2.02%	$109,677	$526	1.90%
Savings	75,135	156	0.84%	81,218	244	1.19%
Money market savings	56,002	334	2.40%	40,562	250	2.45%
Large dollar certificates of deposit (3)	149,487	1,688	4.54%	117,164	1,426	4.83%
Other certificates of deposit	251,262	2,285	3.66%	207,323	2,351	4.50%

Total interest-bearing deposits	682,355	5,219	3.08%	555,944	4,797	3.42%
Federal funds purchased	2,938	16	2.19%	3,756	52	5.49%
Other borrowings	145,667	1,581	4.37%	131,357	1,590	4.80%

Total interest-bearing liabilities	830,960	6,816	3.30%	691,057	6,439	3.70%
Noninterest-bearing liabilities
Demand deposits	99,107			99,669
Other liabilities	8,281			12,263

Total liabilities	938,348			802,989

Shareholders’ equity	85,367			89,613

Total liabilities and shareholders’ equity	$1,023,715			$892,602

Net interest income		$8,544			$8,548

Interest rate spread (4)			3.15%			3.38%
Interest expense as a percent of average earning assets			2.86%			3.04%
Net interest margin (5)			3.59%			4.03%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the quarter is $183 thousand, compared to $165 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Nine Months ended September, 30
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$118,030	$4,771	5.40%	$101,125	$3,939	5.19%
Tax exempt (1)	41,031	1,797	5.85%	33,458	1,495	5.95%

Total securities	159,061	6,568	5.52%	134,583	5,434	5.38%
Federal funds sold	5,389	82	2.03%	14,503	573	5.26%
Loans, net of unearned income (2)	761,649	38,870	6.82%	673,488	37,561	7.43%

Total earning assets	926,099	45,520	6.57%	822,574	43,568	7.06%
Less allowance for loan losses	(9,086)			(7,207)
Total non-earning assets	70,793			58,622

Total assets	$987,806			$873,989

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$141,255	$2,128	2.01%	$101,695	$1,268	1.66%
Savings	75,440	517	0.92%	83,281	748	1.20%
Money market savings	49,250	882	2.39%	40,798	733	2.39%
Large dollar certificates of deposit (5)	140,170	4,840	4.61%	118,879	4,288	4.80%
Consumer certificates of deposit	239,065	6,946	3.88%	213,976	7,152	4.45%

Total interest-bearing deposits	645,180	15,313	3.17%	558,629	14,189	3.38%
Federal funds purchased	3,305	70	2.83%	1,378	57	5.51%
Other borrowings	144,306	4,783	4.43%	115,906	4,101	4.71%

Total interest-bearing liabilities	792,791	20,166	3.40%	675,913	18,347	3.62%
Noninterest-bearing liabilities
Demand deposits	97,514			97,348
Other liabilities	8,171			11,186

Total liabilities	898,476			784,447

Shareholders’ equity	89,330			89,542

Total liabilities and shareholders’ equity	$987,806			$873,989

Net interest income		$25,354			$25,221

Interest rate spread (3)			3.17%			3.44%
Interest expense as a percent of average earning assets			2.91%			2.97%
Net interest margin (4)			3.66%			4.08%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the quarter is $549 thousand, compared to $457 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains or losses on securities sales was a negative $3.0 million for the third quarter of 2008 compared to $1.6 million income for the same quarter in 2007. Excluding the impairment charges and securities gain in the prior year, core noninterest income was flat with the third quarter of 2007 at $1.6 million. Service charges on deposit accounts for the quarter ended September 30, 2008 were $1.0 million, compared to $921 thousand for the comparable period in 2007. Debit and credit card fees increased $63 thousand or 27.0% for the third quarter 2008 to $296 thousand compared to $233 thousand in the third quarter of 2007. Service charge increases were from volume increases and the impact of a slow economy. Debit and credit card increases were the result of more usage of debit cards which raised the fees related to these transactions and more fee and interchange income from credit card transactions. Part of this increased volume in card activity is a direct result of our Reward Checking product which requires a minimum number of debit card transactions. Investment services income decreased $118 thousand, compared to the same quarter in 2007. Other operating income was down $45 thousand at $259 thousand for the third quarter 2008 compared to $304 thousand in the same period in 2007. The decrease in other operating income was spread among mortgage subsidiary income, title company income and insurance commissions.

For the nine months ended September 30, 2008 noninterest income excluding nonrecurring gains and losses of $3.3 million, was $4.9 million compared to $4.5 million for the same period in 2007. This increase reflects increases in deposit fees from increased volume and increases in card fees from increased volume offset by a decline in other operating income as a result of lower earnings from our investment, mortgage and insurance activities. For the nine months ended September 30, 2008, deposit fees were up $344 thousand, card fees were up $273 thousand and other operating income declined $180 thousand. Nonrecurring gains and losses includes: $4.739 million securities impairment charges, $229 thousand OREO impairment charge, $129 thousand gain on sale of real estate, $44 thousand gain on sale of securities, $1.328 million gain on pension curtailment and $130 thousand gain on LLC investments.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense for the three months ended September 30, 2008 increased $555 thousand to $7.0 million with increases in all the identified categories, except salaries and benefits. Salaries and benefits decreased $22 thousand, as a result of increased salaries from the purchased branches, additional staff and raises given earlier in the year being offset by declines in insurance, bonus and pension expense. Occupancy expense increased $90 thousand from increased depreciation for new locations, higher rent and higher custodial costs which are associated with the relocation to the new Windmill office and the addition of the two purchased branches. Telephone expense is up as a result of infrastructure changes. Marketing and advertising expense increased compared to the same period last year as we aggressively advertised for interest checking deposits, primarily our Reward Checking product. Also marketing incurred some added expense with the opening of our permanent location of our Quinton branch. Other operating expenses increased $245 thousand with FDIC expense up $87 thousand, postage expense up $25 thousand as a result of higher mail volume from new branches, legal expenses increased $28 thousand from costs associated with loans and employee mileage reimbursement up $32 thousand from the higher cost of fuel and delayed filings for reimbursements.

For the nine month period ended September 30, 2008, noninterest expense is up $1.6 million, or 8.2%, at $20.6 million compared to $19.1 million for September 30, 2007. All expense categories increased as a result of branch expansion, telephone system improvements, postage expense related to higher account volume and special mailings, higher mileage reimbursement and the FDIC rate increase.

Income Taxes

Income tax expense for the quarter ended September 30, 2008 was $355 thousand compared to $1.0 million for the same period in 2007 reflecting the effect of the increased reserve for loan loss. For the third quarter, the impairment for the perpetual preferred stock for the GSE’s was treated as a capital loss. In the fourth quarter of 2008, a $1.5 million tax benefit will impact tax expense and net income. For the first three quarters of 2008 income taxes were $2.1 million compared to $2.8 million for the same period in 2007. This decrease was the result of lower income caused by the increase in loan loss reserve. The effective tax rate for the quarter was 25.9% and 28.0% for the nine month period ending September 30, 2008, both based on net income excluding the $4.4 million GSE impairment.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $10.1 million at September 30, 2008, $2.9 million at December 31, 2007 and $4.0 million at September 30, 2007. This increase is a result of the slowing economy and a weak real estate market which has slowed sales of some collateral. Nonperforming assets are composed largely (92.9%) of loans secured by real estate in the Company’s market area or Other Real Estate Owned (OREO). Nonaccrual loans at September 30, 2008 were $4.4 million. In the third quarter of 2008, OREO decreased $229 thousand due to an impairment taken by the Company, and for the year decreased $106 thousand representing the impairment charge offset by improvements on the OREO properties necessary to ready the properties for sale. We have a contract for the properties which is below what we had anticipated receiving. The slow economy has affected the real estate markets and home values in our markets have declined forcing us to recognize the impairment. These are properties added to OREO in the third quarter of 2007 based on forbearance as a builder delivered deeds in lieu of foreclosure.

As indicated in the table below the increase from December 31, 2007 in nonperforming assets includes an increase of $2.9 million in nonaccrual loans and $4.5 million in loans past due 90 days or more and still accruing interest. The increase in loans past due 90 days and still accruing interest includes $1.9 million of well secured residential mortgages, a category in which we have historically had elevated past due loans, but very few losses. Also included in the 90 day past due and still accruing interest category in $2.4 million of real estate construction loans and $442 thousand of commercial real estate loans. Those areas have also had a very low historical loss experience, but present a somewhat greater challenge in the current economic environment. The increase in nonaccrual loans is heavily concentrated in the construction loan category and is a management focus. Nonaccrual loans include $1.1 million of loans that are current as to both principal and interest, but have been placed on nonaccruals status as an abundance of caution.

Loan charge-offs, less recoveries, amounted to $147 thousand for the third quarter of 2008 compared to $83 thousand for the same quarter in 2007, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.07% at September 30, 2008 compared to 0.04% for the same period in 2007. For the nine months ended September 30, 2008, net charge-offs were $563 thousand compared to $232 thousand for the same period in 2007. The September 30 year to date charge-off ratio was 0.10% in 2008 and 0.04% in 2007, reflecting the impact of the slowing economy on our customer’s ability to pay. If the economy continues to deteriorate, this number is likely to rise. Credit quality management continues to be our top priority. The lenders and our collection area are maintaining close contact with our troubled customers, but charge-offs are inevitable in this environment. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We will continue to monitor our reserve needs and make adjustments when needed.

The allowance for loan losses of $10.6 million at September 30, 2008 increased $3.2 million when compared to $7.4 million at September 30, 2007 and was up $2.7 million, compared to $7.9 million at December 31, 2007. The increase in allowance over the last year has been largely a matter of management increasing the reserve in anticipation of economic problems in the next few quarters and as a result of an increase in impaired loans. The allowance is a reflection of loss inherent in the portfolio and not a precaution. The ratio of allowance for loan losses to total loans was 1.32% at September 30, 2008, 1.11% at 2007 year-end and 1.07% at September 30, 2007. The allowance for loan losses at September 30, 2008 included $3.1 million of specific impaired loan reserves.

At September 30, 2008, the Company reported $13.9 million in impaired loans, an increase of $9.5 million from $4.4 million at December 31, 2007 and an increase of $11.0 million from $2.9 million at September 30, 2007. The average balance of impaired loans for the three months ended September 30, 2008 was $7.1 million.

At September 30, 2008 we also had $34.5 million in loans classified as potential problem loans that were excluded from impaired and nonaccrual status. These loans are currently performing and no loss is anticipated at this time based on management’s on-going analysis. Management considers all loans that are adversely risk rated as potential problem loans. These loans are risk rated based on the borrowers’ perceived ability to comply with current repayment terms. These loans are subject to constant management and Board attention, and their status is reviewed on a regular basis. Factors that cause a loan to be adversely risk rated include:

•	Failure to provide the bank with current financial statement and tax return

•	Declining or negative earnings trends

•	Declining or inadequate liquidity

•	Concerns about the business that is intended to provide the source of repayment

•	Unfavorable competitive comparisons

•	High debt to worth ratio

•	Lack of well-defined secondary repayment source

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	September 30 2008	December 31 2007	September 30 2007
Nonaccrual loans	$4,361	$1,449	$2,293
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	4,831	358	733

Total nonperforming loans	$9,192	$1,807	$3,026
Other real estate owned	950	1,056	951

Total nonperforming assets	$10,142	$2,863	$3,977
Nonperforming assets to total loans and other real estate	1.26%	0.40%	0.58%
Allowance for loan losses to nonaccrual loans	243.36%	544.37%	324.80%
Net charge-offs to average loans for the year	0.10%	0.06%	0.04%
Allowance for loan losses to period end loans	1.32%	1.11%	1.07%

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

During the first quarter of 2008, we executed net new FHLB borrowings of $9 million to take advantage of attractive rates in prefunding the expected inflow of funds from our purchase of the Millennium branches. For the second and third quarters of 2008, we were able to use the funds from the purchased branches and an ebb and flow of purchased and sold funds to fund our growth. These were the only changes to our contractual obligations that would impact liquidity since the 2007 Form 10-K disclosure. At September 30, 2008, we had immediate available credit with the FHLB of $905 thousand and with nonaffiliated banks of $11.6 million. See Note 5 to the Consolidated Financial Statements in the 2007 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2007 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at September 30, 2008 was $85.9 million, or 10.60% of risk-weighted assets, and $94.4 million, or 11.65%, for total risk based capital. Our Tier 1 leverage ratio at September 30, 2008 was

8.54%. Our year-end 2007 ratios were 13.82%, 14.75% and 10.80%, respectively. Enhancing our capital ratios to support future growth was the primary reason for the December 2006 stock offering but a byproduct has been our ability to maintain reasonable capital ratios in an extremely down market. At September 30, 2007, these ratios were 13.96%, 14.82% and 10.96%, respectively. At September 30, 2008 there was a one-time difference between the regulatory definition of Tier 1 capital and the GAAP definition of capital under FASB rules. Regulators specifically instructed that the deferred tax benefit of $1.5 million from the third quarter impairment of FNMA and FHLMC preferred stock should be added back to Tier 1 capital. However FASB rules for book accounting defer the tax benefit until the quarter in which the tax code was changed to provide for treatment of the impairment as an ordinary loss, and that change was not signed into law until October 3, 2008.

Tier 1 capital consists primarily of common shareholders’ equity, while total risk based capital includes our trust preferred borrowing and a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks continues to have a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

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

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31 of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There is no stated expiration date for the Plan. No shares were repurchased in the third quarter of 2008.

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

Date: November 6, 2008

Exhibit Index

Exhibit 31.1 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Chief Executive Officer

Exhibit 32.2 – Section 906 Certification of Chief Financial Officer