Form 10-K
period 2008-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2009-03-10
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $89.9 million.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2009 was 5,911,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2009 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2009 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2008

PART I

Item 1.	Business

General

Eastern Virginia Bankshares, Inc. (“the Company”, “our Company”, “we”, “our” or us”) is a bank holding company headquartered in Tappahannock, Virginia (45 miles northeast of Richmond, Virginia). Through our wholly-owned bank subsidiary, EVB, we operate 25 full service branches in eastern Virginia. EVB is a community bank targeting small to medium-sized businesses and consumers in our traditional coastal plain markets and the emerging suburbs outside of the Richmond and Greater Tidewater areas.

Our mission is to maximize shareholder value while providing superior financial products and services in each of the communities we serve and empowering employees to always do the right thing with a level of integrity that lives up to the trust our customers place in us.

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

Until April 2006, we operated as an affiliation of three separate community banks. Two of the banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. Seeking to accelerate our growth in a higher growth adjacent market, we started a de novo bank, Hanover Bank, in 2000. From the beginning of 2003 through April 2006 we put into practice our Standards of Excellence program which standardized operations in all departments through out the bank. Some of the support functions were consolidated to benefit from the efficiency of one process rather than three and in April 2006, we completed the final phase of the Standards of Excellence program when our three subsidiary banks merged and the surviving bank was rebranded as EVB. Over the last two years we have seen many benefits from the consolidation. Our goal has been to expand our footprint in eastern and central Virginia and to accomplish that we have expanded and improved our branch network. Late in 2007, we opened a new branch in New Kent County, Virginia at a temporary location which established the bank in a new growth market. The permanent location opened in late 2008. In January 2008, we relocated our Village branch to a prominent Hanover County location, called the Windmill, which gives us a highly visible location on Route 360. In March 2008, we purchased two branches from Millennium Bank placing us in two new Virginia markets: Henrico County and Colonial Heights. This transaction grew our bank by adding $93 million in deposits and $49 million in loans. We plan to continue these strategies of building new branches in growing markets and purchasing other locations as the opportunities arise.

EVB Financial Services, Inc., a wholly owned subsidiary of EVB, has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, LLC. The mortgage company operates with a partner in generating various real estate loans for sale in the mortgage loan markets, earning interest and fees from these loans prior to sale while retaining no servicing rights after the sale. For a fee, EVB Investments Inc. provides securities, brokerage and investment advisory services through its sales force and its minority ownership in Infinex Financial Group which purchased Bankers Investment Group, LLC. Infinex provides our investment company with a brokerage firm through which it sells investment services. The bank also has a 75% ownership interest in EVB Title, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for selling insurance products for its member banks. Through these investments, we are able to augment our fee income by providing financial products and services that are complementary to traditional banking products. These investments give us and our customer’s access to experienced professionals while we avoid making large investments to develop these capabilities internally.

Recent Developments

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), (the Company) entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.00 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant to purchase 373,832 shares of the Company’s common stock, par value $2.00 per share, at an initial exercise price of $9.63 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $24,000,000 in cash. While we are a well capitalized bank, these funds are part of our Tier I capital and increase our capital ratios. We expect that the funds will be used to fund loan growth and other asset expansion.

Available Information

We maintain Internet websites at www.bankevb.com for our bank and at www.evb.org for our corporation. Among other items, the bank site offers our customers information about our products and locations and is the site to access online banking. Our corporate site offers information, free of charge, on the corporation including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. If not on the website, please make written requests to our Corporate Secretary to receive copies of our Audit Committee Charter, Nominating Committee Charter and Code of Conduct or other information that may be available.

Employees

As of December 31, 2008, we employed 317 full-time equivalent employees. Our success is highly dependent on our ability to attract and retain qualified employees in a financial services environment where competition for employees is intense. We emphasize training for our employees, so they can provide excellent service to our customers. We believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements. We believe relations with our employees are excellent.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of EVB, their ages as of December 31, 2008, their current titles and positions held during the last five years:

Joe A. Shearin, 52, joined our Company in 2001 as the president and chief executive officer of Southside Bank until 2006 when he became president and chief executive officer of EVB. Mr. Shearin became the president and chief executive officer of our Company in 2002.

Joseph H. James, 53, has been executive vice president of EVB and chief operations officer of our Company since April 2006 and became senior executive vice president and chief operating officer of the EVB in January 2009. Mr. James joined us in 2000 as vice president and operations manager. From April 2002 until November 2002, Mr. James was our vice president and chief operations officer. From November 2002 through April 2006, Mr. James was our senior vice president and chief operations officer.

Ronald L. Blevins, 64, has been our chief financial officer since 2000. He served as our senior vice president from December 2000 until April 2006. In April 2006, he was named an executive vice president of EVB.

James S. Thomas, 54, joined Southside Bank in 2003 as senior vice president and retail banking manager. In 2005, he became executive vice president and chief operating officer of Southside Bank and served in that position through April 2006. In April 2006, Mr. Thomas became executive vice president – retail banking of EVB. In June 2007, he became executive vice president and Chief Credit Officer of EVB. Prior to joining Southside Bank, Mr. Thomas was vice president of South Trust from 2002 to 2003. Mr. Thomas was also senior vice president and senior credit officer of Bank of Richmond from 2001 to 2002.

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

Market Areas and Growth Strategy

We currently conduct business through 25 branches. Our markets are located east of U.S. Route 250 and extend from northeast of Richmond to the Chesapeake Bay in central Virginia and across the James River from Colonial Heights to southeastern Virginia. We divide our market area into four regions: Northern Neck, Middle Peninsula, Capital (suburbs of Richmond) and Southern.

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

Our Capital region is currently comprised of Hanover, Henrico, King William and Caroline counties and Colonial Heights which are emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and 86 miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting. The addition of a branch in the adjacent county of Henrico which is closer to Richmond and has similar economic potential is in keeping with our strategic plan.

Our Southern region is comprised of New Kent, Surry, Sussex, and Southampton counties. New Kent is a fast growing county south of Richmond and north of Williamsburg which places us in the growth zone of U.S. highway 64 that runs from Richmond to the Virginia Beach area of the Virginia Tidewater region. The other three counties are approximately 50 miles southeast of Richmond along or just off the state route 460 corridor and are adjacent to the Greater Tidewater area. The port of Hampton Roads is approximately 50 miles to the east of our Southern region. The region’s close proximity to major military, naval and research centers and transportation infrastructure make this an attractive location for contractors, service and manufacturing companies. Our addition of a branch in Colonial Heights gives us a link between the U.S. 64 and the 460 access routes and positions us to take advantage of new growth occurring at Fort Lee which is nearby.

Business Strategy

As a result of our nearly 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the lower projected population growth of these markets, we expanded in Hanover, Henrico, Gloucester, New Kent and King William Counties and the city of Colonial Heights to target the even higher growth in these existing and emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Central region. While 2008 and 2007 were challenging years for deposit growth, our purchase of two branches in early 2008 brought in deposits which aided our loan growth. We anticipate that we will gain market share in each of our regions, as our branches mature and we take advantage of opportunities for branch acquisitions and de novo growth.

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of the broad range of products and services and high level of service that we provide. While we work through the economic challenges of 2008, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding to the counties near the urban markets of Richmond and Greater Tidewater. We intend not only to build upon existing relationships, but also to create new relationships and expand into new markets by de novo branch expansion, branch acquisitions or potential whole bank acquisitions that meet our strategic and financial criteria.

Competition

We face significant competition for loans and deposits. The sources of competition vary based on the particular market of operation, which can range from a small rural town to part of an urban market. Competition for loans, our primary source of income, comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2008 data published by the Federal Deposit Insurance Corporation, the most recent date for which such data is available, EVB held the largest deposit share among its competitors in Middlesex, Essex, Northumberland and Surry Counties. EVB also had a strong deposit share in King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Gloucester and Hanover Counties. Our primary competition is other community banks in Essex, King William, Lancaster and Northumberland Counties, while we compete with both community banks and large regional banks in Caroline, Gloucester, Hanover, Henrico, Middlesex, Southampton, Surry and Sussex Counties and the city of Colonial Heights.

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

We have written policies and procedures to help manage credit risk. We use a loan review process that includes a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular independent third party portfolio reviews to establish loss exposure and to monitor compliance with policies. The third party reviews are done by a consulting firm that is comprised of experienced commercial lenders who understand the laws, regulations and critical areas of portfolio management. They provide management with an unbiased opinion of our credits and actions needed to strengthen them or protect the company.

Our loan approval process includes our management loan committee, directors loan committee and, for larger loans, the board of directors. Our Chief Credit Officer is responsible for reporting to the Directors Loan Committee monthly on the activities of the Management Loan Committee and on the status of various delinquent and non-performing loans. The Directors Loan Committee also reviews lending policies proposed by management. Our board of directors establishes our total lending limit policy which is less than the legal lending limit.

Loan Originations

Residential real estate loan originations come primarily from walk-in customers, real estate brokers and builders, and through referrals from EVB Mortgage, LLC. Adjustable rate loans and other loans that cannot be sold in the secondary mortgage market, but that meet our underwriting guidelines, are referred to us by EVB Mortgage, LLC. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of prospects and continued business from current customers. We may also purchase or sell loan participations with other community banks in Virginia.

Our loan officers, as part of the application process, review and underwrite all loan applications. Information is obtained concerning the repayment ability and stability, credit history and collateral of the applicant. Loan quality is analyzed based on our experience and credit underwriting guidelines as well as the guidelines used by an independent third party loan review firm based on the type of loan. Real estate collateral is appraised by independent appraisers who have been pre-approved by meeting the requirement of providing a current and valid license certification and based on the bank’s experience with these appraisers.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2008, commitments to extend credit totaled $117.2 million for loans, $8.1 million for credit cards and $6.3 million related to letters of credit.

Construction Lending

We make local construction and land acquisition and development loans. Residential houses and commercial real estate under construction and the underlying land secure construction loans. At December 31, 2008, construction, land acquisition and land development loans outstanding were $102.8 million, or 12.6% of total loans. These loans are concentrated in our local markets. The average life of a construction loan is generally less than one year. Because the interest rate charged on these loans usually floats with the market, the rates charged assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for its construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans is heavily impacted by the economic environment and may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2008, commercial loans totaled $69.0 million, or 8.4% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in our market area include commercial buildings and offices, recreational facilities, small shopping centers and churches, and other secured commercial real estate loans. At December 31, 2008, commercial real estate loans totaled $221.8 million, or 27.1% of our total loans. We may lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise our total largest loan category. At December 31, 2008, this category of mortgage loans accounted for $372.1 million, or 45.4% of our total loan portfolio. Security for the majority of our residential lending is in the form of owner occupied one-to-four-family dwellings. Adjustable rate loans are $175.7 million of the residential real estate portfolio and are primarily 3-year adjustable rate mortgages.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2008, we had consumer loans, net of unearned interest, of $47.2 million or 5.8% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area. Most of the consumer loans are made at fixed rates.

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

As a Virginia-chartered, federally-insured bank, and Federal Reserve member, EVB is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve as its appropriate federal bank regulator. Moreover, EVB’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. Congress has enacted legislation authorizing the increase in deposit insurance coverage limits to $250,000 effective October 3, 2008 through December 31, 2009. On January 1, 2010, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and certain retirement accounts, which will continue to be insured up to $250,000 per owner. In addition, EVB is participating in the FDIC’s “Transaction Account Guarantee Program.” Under this program, through December 31, 2009, all EVB non-interest bearing checking accounts, IOLTAs, and NOW accounts (paying interest of 0.50% or less) are fully guaranteed by the FDIC for the entire amount in the account. This coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

EVB pays insurance premiums on deposits in accordance with a deposit premium assessment system recently revised by the FDIC in accordance with the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which required that the FDIC revise its current risk-based deposit premium system by November 2006. The revised rules impose deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution’s CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. Although EVB is not considered a high risk institution by these standards, the changes in coverage and premium assessments described above have resulted in a substantial increase in our deposit premium assessments; we have estimated that our 2009 assessment will be approximately $1.2 million, compared to an assessment of $545 thousand (before an $80 thousand credit carryover from prior years) in 2008.

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

Change of Control.

Federal Reserve approval would be required prior to any acquisition of control of us. “Control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of a company, controls in any manner the election of a majority of directors or the power to exercise directly or indirectly a controlling influence over management or policies of a company. Under Federal Reserve regulations, control is also presumed to exist, subject to rebuttal, if a person acquires more than 10% of any class of voting stock and no other person will own, control or hold the power to vote a greater percentage of that class of voting shares immediately after the transaction. Under the Bank Holding Company Act, a corporate acquirer of control of a company must register with the Board of Governors of the Federal Reserve System and be subject to the activities limitations of the Bank Holding Company Act. Non-controlling acquirers of more than 10% but less than 25% of a company’s voting securities also may be required to enter into certain passivity commitments, to ensure they lack an ability to control the company.

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

The Federal Reserve and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “leverage capital ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage capital ratio of at least 4.0% for all other banks. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage capital ratio and the total capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2008, we and our subsidiary bank EVB both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2008, both we and EVB were considered “well capitalized.”

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

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. To prepare us for these possibilities, we monitor the financial soundness of companies we deal with. However, there is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

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

We are experiencing strong competition from other banks and financial institutions for deposits. We may offer more competitive rates to our customers or find alternative funding sources to fund the growth in our loan portfolio. In 2008 and 2007, deposit growth was not sufficient to fund our loan growth. In 2007, we were able to utilize the $23.5 million from our stock offering in late 2006 to fund loan growth early in the year. In addition, as we did in 2006, we used Federal Home Loan Bank advances and principal and interest payments on available-for-sale securities to make up the difference. In 2008, we borrowed from the FHLB early in the year but were able to fund a large part of our loan growth from the deposits we acquired from our purchase of 2 branches.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer and other senior officers. We have entered into employment agreements with six of our executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain bank-owned life insurance on key officers that would help cover some of the economic impact of a loss caused by death. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2008, approximately 85.0% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. While the subprime loan problems of the financial industry did not have a direct impact on us in 2007 and early 2008, the economic implosion caused by the economic melt down in the last half of 2008 has increased the risk in our earning asset portfolios. The economy for the near-term is expected to be unsettled with the potential for more downturns. Since we cannot fully eliminate credit risk and impact of the current economy, credit losses may occur in the future.

We have a concentration of credit exposure in acquisition and development (“ADC”) real estate loans.

At December 31, 2008, we had approximately $102.8 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 12.6% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our ADC loans have grown 4.0% since December 31, 2007. The banking regulators are giving ADC lending greater scrutiny, and may require banks with higher levels of ADC loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of ADC lending growth and exposures.

In 2008, the company increased its allowance for loan losses by $2.7 million or 33.6% to match potential losses in our loan portfolio. Of this amount, a little over $1.0 million was allocated to the ADC type loans. We will continue to monitor our situation and make adjustments as warranted.

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

As a strategy, we have sought to increase the size of our franchise by pursuing business development opportunities, and we have grown rapidly since we were formed. As part of that strategy, we have grown primarily through opening new branches. We also acquired three branches in 2003, and purchased two branches in the first quarter of 2008. We may acquire other branches or financial institutions in the future, if a desirable opportunity presents itself. Growth through new branches or acquisitions involves a number of risks, including:

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where a 15,632 square foot corporate headquarters and operations center was opened in July 2003. We merged our three subsidiary banks into one bank in April 2006. At the end of 2008, EVB owned 25 full service branch buildings including the land on which 19 of those buildings are located and two remote drive-in facilities. Six branch office buildings are leased at current market rates. The counties of Gloucester, Northumberland and Middlesex are each the home to three of our branches. Essex and King William County are home to two branch offices. In addition, Essex County houses the EVB loan administration center and the corporate/operations center. Hanover County houses four branch offices (two of which are leased) while Caroline, Henrico, Lancaster, New Kent, Southampton, Surry, Sussex Counties and Colonial Heights each have one full service branch office. Southampton County and Sussex County also have stand-alone drive-in/automated teller machine locations. All properties are in good condition. The land on which the Hartfield office is located is under long-term lease.

In March 2008 we purchased two branches with leased facilities. One is in Henrico County and the other is in Colonial Heights. In New Kent County, our temporary office moved into a permanent, owned location in September of 2008. Also in 2008, we purchased a 5.5 acre parcel of unimproved land on Walnut Grove Road in Hanover County in anticipation of future growth needs.

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

On December 29, 2008, the Company held a special meeting of shareholders to vote on an amendment and restatement of our Articles of Incorporation. At this meeting, the shareholders approved the following proposal by the margins indicated:

To act on a proposed amendment and restatement of our Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock;

For	3,429,716 shares
Against	464,269 shares
Abstained	46,977 shares
Broker non-votes	0 shares

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2008 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

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

As a result of our issuance of preferred stock to the Treasury on January 9, 2009, some new requirements will be in effect. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. In addition, prior to January 9, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

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

For additional information on these limitations, see “Supervision and Regulation – Governmental Policies and Legislation – Dividends” on page 11 of this Form 10-K.

Purchases of Equity Securities None in fourth quarter

Item 6.	Selected Financial Data

The information set forth on the page following the “To Our Shareholders” letter in the 2008 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

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

•	The impact of government intervention in the banking business;

•	changes in the interest rates affecting our deposits and our loans;

•	the loss of any of our key employees;

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

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be considered. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

Goodwill

Goodwill is evaluated annually to see if there is any impairment associated with its value. Refer to Footnote 1, item goodwill on page 65.

Executive Overview

The year 2008 was not a normal year in the banking industry. It showed the falling domino impact of loan instruments that are used to collateralize investment instruments and then sold to various institutions. Although we did not deal in subprime loans as a matter of direct business, we still were impacted. The year began with the financial industry, not just banks, continuing to deal with the subprime loan fallout. The Federal Reserve continued to lower rates through out the year which put a squeeze on interest margins, the largest contributor to our net income, as variable rate loans and investments re-priced quickly while fixed rate deposits and borrowings re-priced over a longer period of time. Finally in late summer the impact of the decreased value of asset backed securities, the high rate of defaulted mortgages and a liquidity crunch blended to cause massive write downs of securities, the takeover by the U. S. Government of its mortgage agencies FNMA and FHLMC and the buy out or failure of many institutions. This brought in the U. S. Treasury to assist the Federal Reserve and other government supervisory agencies in stabilizing the economy. As we enter 2009, we are operating under a quasi government controlled financial industry that is working hard to right itself.

Eastern Virginia Bankshares was not immune to these impacts. We had to take an impairment charge to write down some securities, primarily preferred stock of FNMA and FHLMC. When the Treasury Secretary acted to place the FNMA and FHLMC Government Sponsored Entities (“GSE’s”) into conservatorship, banks holding the securities were negatively impacted. Only a few months prior to the Treasury action, banking regulators had encouraged banks to incorporate these securities in the mix of their portfolio holdings to assist in meeting capital needs of these GSE’s. The result was that all financial institutions that held investments in the GSE’s were forced to take impairment charges that negatively impacted earnings. In addition, we have an increased volume of loans in nonaccrual status and subject to foreclosure risks. However, we have maintained a conservative strategy; risks within our markets are diversified; we are still earning net income and most important we are well capitalized with enough liquidity to meet most turns in the economic markets.

Our balance sheet, the primary driver of income, grew in 2008. Total assets are up $124.7 million from $926.7 at the end of 2007 to $1.05 billion at the end of 2008. Gross loans, our primary earning asset, are up $110.4 million and deposits are up $141.6 million while fed funds purchased are down at year end by $13.5 million. FHLB borrowing increased $7.6 million from a transaction early in the first quarter of 2008. As a result of this growth, if we were in a normal economic market, we start 2009 with the potential to produce a good earnings flow. With the economic turmoil, the potential might not come to fruition. Our 2008 growth was not just from branch purchases. While our branch purchases provided $49 and $93 million in loans and deposits, respectively, we still had significant growth from our existing markets. Loans increased an additional $61.4 million. The additional $48.6 million in deposits includes the addition of some low rate of brokered deposits. However, the deposit mix started changing with increases in interest checking and money market accounts. In addition, there was little run off from the acquired branches. The limitations on the earnings potential will be similar to those we faced in 2008. We begin the year with an economy still sliding and a hope that it will bottom out sooner than later. We anticipate weakened loan payment flows due to continued unemployment increases, creating a nervous public that is still looking for stability in the markets.

Net income for the year ended December 2008 was $3.1 million or a 64.9% decrease from $8.8 million for the year ended December 2007. This was the result of a number of factors. Our income on earning assets increased as loans and securities income were up while fed funds and dividend income were down. Dividends were impacted by lower payments from the FHLB of Atlanta, including the fourth quarter dividend being deferred to 2009. The infusion of deposits from our purchase of two Millennium bank branches helped fuel our funding needs for much of the second and third quarters, but our loan growth put us in a borrowing position by the end of the year. Rate changes through out the year were the primary cause of the declining interest income. The yield on earning assets dropped 63 basis points for the year while the yield on interest bearing liabilities was down only 32 basis points. This 31 point gap represents the rate change delay banks have in a declining rate environment.

While the rate gap is the major factor in 2008’s interest income weakening it is not the only factor in earnings decline. The provision for loan losses increased from $1.2 million in 2007 to $4.0 in 2008, taking an additional $2.8 million out of earnings for 2008. In addition, the competition for deposits has become extremely aggressive. This is pointed out in the trend of our net interest margin. In 2003, our net interest margin was 4.45% while in 2008 it was 3.57%. The rate has declined every year except 2006 when it was up 10 basis points. Management, in an effort to minimize this trend, looks at funding alternatives outside the traditional deposit sources and makes purchases of borrowed funds or brokered deposits when the spreads are significantly better than the normal deposit market.

Noninterest income was $3.0 million for 2008, a decrease of $3.1 million compared to $6.1 million in 2007. The decline was influenced by a number of unusual items that skew the year to year comparison. Our core noninterest income for 2008 was $6.5 million, an increase of 7.1%, compared to 2007. The unusual items that impacted 2008 noninterest income creating a net loss of $3.6 million were a $4.9 million other than temporary impairment, partially offset by a $1.3 million pension curtailment gain. The securities loss resulted primarily from the impairment charge taken on the FNMA and FHLMC preferred stock when the Federal Government took control of the agencies and eliminated the dividend. The economy is still in turmoil, but with the infusion of government money into the economy, we anticipate that it will eventually reverse these negative trends. This should occur as the funds move out to businesses that can then hire employees and start producing goods again and as the consumers move back into the work force and begin to feel more comfortable with spending. Our current view of the economy does not permit us to provide an estimate of when the turn-around is likely to occur.

Noninterest expense rose for the year due to infrastructure changes in the telecommunications system, higher FDIC insurance premiums due to a revised pricing structure but primarily from the acquisition of two new branches in the middle of March 2008. The purchase, as mentioned, helped fund our loan growth during the year, but did add noninterest expense. Our analysis of the performance of the acquired branches indicated that the acquisition was accretive to 2008. With strong expense controls and a freeze on merit increases in 2009, we expect noninterest expense increases in 2009 to only be related to non-controllable items such as FDIC insurance, postage, telecommunications and legal expenses related to loan defaults.

Management’s announced strategy of growing net income annually by 10% is primarily dependent on growth of our existing markets and positioning the Company to grow in new markets. This strategy is emphasized by the progression over the last six years but in an economy that we are facing now, an economy never seen by most bankers in their careers, that goal takes a secondary position to our focus to help and work with our customers and our communities. Until the economy reverses direction, growth will probably be limited. However, while we do not plan any new branch openings in 2009, we are open to opportunities that may present themselves. If these opportunities arise, we will evaluate them and will act to enhance shareholder value. In light of the current economic conditions, our primary goal in 2009 is to maintain the stability of our company and assist our customers and communities.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2008 and 2007.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

	Three Months Ended
	2008				2007
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$14,415	$15,177	$15,031	$14,763	$15,090	$14,822	$14,374	$13,915
Interest expense	6,642	6,816	6,792	6,558	6,615	6,439	6,107	5,801

Net interest income	7,773	8,361	8,239	8,205	8,475	8,383	8,267	8,114
Provision for loan losses	1,225	1,050	1,300	450	611	325	150	153

Net interest income after provision for loan losses	6,548	7,311	6,939	7,755	7,864	8,058	8,117	7,961
Noninterest income	1,418	(3,039)	1,934	2,657	1,642	1,643	1,477	1,349
Noninterest expense	7,305	6,986	7,059	6,595	6,791	6,431	6,374	6,278

Income before applicable income taxes	661	(2,714)	1,814	3,817	2,715	3,270	3,220	3,032
Applicable income taxes	(1,553)	355	560	1,145	649	1,005	905	924

Net Income	$2,214	$(3,069)	$1,254	$2,672	$2,066	$2,265	$2,315	$2,108

Net income per share, basic and diluted	$0.38	$(0.52)	$0.21	$0.45	$0.35	$0.38	$0.38	$0.35

Net Interest Income

The primary source of income for our company is net interest income which represents our gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 35%. Tax-exempt securities income is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. Net interest margin is a ratio based on the formula of net interest income divided by average earning assets that represents the profits left over after paying for deposits and borrowed funds. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Below, the “Average Balances, Income and Expense, Yields and Rates” table presents average balances, interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid, for each of the past three years.

Average Balances, Income and Expense, Yields and Rates (1)

	Year Ended December 31
	2008			2007			2006
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$114,507	$6,273	5.48%	$104,116	$5,522	5.30%	$95,315	$4,809	5.05%
Tax exempt (1)	40,482	2,388	5.90%	34,325	2,038	5.94%	34,120	2,023	5.93%

Total securities	154,989	8,661	5.59%	138,441	7,560	5.46%	129,435	6,832	5.28%
Federal funds sold	4,416	84	1.90%	12,382	638	5.15%	5,994	299	4.99%
Loans (net of unearned income) (2)	773,838	51,371	6.64%	681,456	50,626	7.43%	614,330	44,503	7.24%
Total earning assets	933,243	60,116	6.44%	832,279	58,824	7.07%	749,759	51,634	6.89%
Less allowance for loan losses	(9,489)			(7,296)			(5,815)
Total non-earning assets	72,659			58,920			55,165

Total assets	$996,413			$883,903			$799,109

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$144,558	$2,925	2.02%	$105,494	$1,864	1.77%	$80,962	$432	0.53%
Savings	74,667	671	0.90%	81,843	950	1.16%	99,509	1,239	1.25%
Money market savings	52,321	1,256	2.40%	40,817	983	2.41%	45,006	936	2.08%
Large dollar certificates of deposit (3)	143,115	6,376	4.46%	120,735	5,799	4.80%	103,789	4,505	4.34%
Other certificates of deposit	242,184	9,109	3.76%	212,967	9,525	4.47%	204,440	8,018	3.92%

Total interest-bearing deposits	656,845	20,337	3.10%	561,856	19,121	3.40%	533,706	15,130	2.83%
Federal Funds Purchased	3,817	91	2.38%	1,353	73	5.40%	1,799	88	4.89%
Other borrowings	144,529	6,381	4.42%	121,378	5,768	4.75%	92,656	4,226	4.56%
Total interest-bearing liabilities	805,191	26,809	3.33%	684,587	24,962	3.65%	628,161	19,444	3.10%

Noninterest-bearing liabilities
Demand deposits	96,874			98,282			99,213
Other liabilities	7,770			11,375			6,564
Total liabilities	909,835			794,244			733,938
Shareholders’ equity	86,578			89,659			65,171

Total liabilities and shareholders’ equity	$996,413			$883,903			$799,109

Net interest income		$33,307			$33,862			$32,190

Interest rate spread (4)			3.11%			3.42%			3.79%
Interest expense as a percent of average earning assets			2.87%			3.00%			2.59%
Net interest margin (5)			3.57%			4.07%			4.29%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%.

(2)	Nonaccrual loans have been included in the computations of average loan balances.

(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.

(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

Tax-equivalent net interest income decreased 1.6% to $33.3 million in 2008 from $33.9 million in 2007. Average earning assets grew 12.1%, or $101.0 million, while interest-bearing liabilities grew 17.6%, or $120.6 million. Despite growth on both sides of the balance sheet, the 2008 yield on earning assets was 6.44% a decline of 63 basis points compared to a cost of 3.33% on interest bearing liabilities which was down 32 basis points. In spite of the growth, the earnings on the loan portfolio were unable to hold pace with the rapid interest decreases throughout 2008 and the spread declined 31 basis points. This displays the re-pricing gap that existed most of the year as the Federal Reserve’s rapid price cuts to fight economic problems created a disparity by re-pricing variable rate loans right away while not impacting fixed rate liabilities until their maturity. All categories of earning assets grew except Federal Funds sold. Average securities were up $16.5 million with a $10.4 million increase in taxable securities and a $6.2 million increase in tax exempt securities. Taxable securities income went up contributing $750 thousand more to interest income, while tax exempt income was up $350 thousand. This increase of $1.1 million more than offset the decline of $554 thousand in federal funds sold earnings. The yield on the largest earning asset category, loans, was down 79 basis points at 6.64% compared to 7.43% in 2007.

Total average deposits grew $93.6 million, or 14.2%, with increases in all categories except demand deposits and savings which continued their decline as consumers continued to move to interest-bearing checking and money market savings. For 2008, interest-bearing checking was again our fastest grower with a $39.1 million increase and a 25 basis point increase in interest cost at 2.02% for 2008. This category is comprised mostly of our Reward checking product with its above market interest rate and demonstrates customers’ interest in better returns on their deposit funds. Interest-bearing checking is 22% of our total average interest-bearing deposits. Consumer certificates comprising 36.9% of our average interest-bearing deposit base grew $29.2 million. Balance changes were influenced by a higher level of brokered deposits. The cost of both certificate categories decreased: from 4.80% to 4.46% for large CD’s and from 4.47% to 3.76% for consumer certificates. Despite the lower rates, the dollar amount of interest on large CD’s went up $577 thousand while consumer CD’s went down $416 thousand. While rates went down, large CD’s grew $22.4 million dollars from $120.7 million in 2007 to $143.1 million in 2008. This rate decline is the result of market rate decreases. Average noninterest bearing demand deposits decreased $1.4 million compared to 2007.

In 2007, average earning asset growth of 11.0% resulted from an increase in average loans outstanding of 10.9%; average federal funds sold increased 106.6% and average securities increased 7.0%. Growth in average earning assets of $82.5 million was primarily funded by average deposit growth of $28.2 million and an increase in average borrowings of $28.3 million. In 2007, net interest income on a tax equivalent basis increased 5.2% to $33.9 million from $32.2 million in 2006. Average earning asset growth of 11.0% produced $7.2 million of increased interest income, while interest-bearing liabilities grew 9.0% producing a $5.5 million increase in interest expense. While the interest income increased, the total funding cost grew faster, resulting in a net interest margin of 4.07%, down from 4.29% in 2006.

The “Volume and Rate Analysis” table that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Volume and Rate Analysis (1)

	2008 vs. 2007 Increase (Decrease) Due to Changes in:			2007 vs. 2006 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$559	$192	$751	$468	$246	$714
Tax exempt securities (2)	364	(14)	350	12	3	15
Loans (net of unearned income)	5,150	(5,704)	(554)	4,931	1,192	6,123
Federal funds sold	1,019	(274)	745	329	10	339

Total earning assets	7,092	(5,800)	1,292	5,740	1,451	7,191
Interest-Bearing Liabilities:
Interest checking	770	291	1,061	159	1,273	1,432
Savings deposits	(80)	(199)	(279)	(204)	(85)	(289)
Money market accounts	277	(4)	273	(93)	140	47
Consumer certificates of deposit	2,200	(1,623)	577	1,237	270	1,507
Large denomination certificates (3)	16	(432)	(416)	294	1,000	1,294
Long-term borrowings	1,138	(507)	631	1,663	(136)	1,527

Total interest-bearing liabilities	4,321	(2,474)	1,847	3,056	2,462	5,518

Change in net interest income	$2,771	$(3,326)	$(555)	$2,684	$(1,011)	$1,673

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.

(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 35%.

(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

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

Managing the interest rate gap in an environment where rates have fallen so quickly presents management with different challenges. Depositors are uncertain about where to put their money, especially with the probability of a continuation of the current economic recession. We anticipate more funds coming to us as customers look for safer investments but that will take time. Currently, we have almost a third of our loan portfolio repricing almost instantly with each rate cut. However, our deposits, especially certificates, do not reprice until they mature which results in a short term narrowing of earnings. We saw clear evidence of this in late 2008 when our daily interest income decreased over $1,000 per day with each 25 basis point change. In a 90 day horizon the balance sheet is asset sensitive, but we are slightly liability sensitive in a one year time frame. This means we have a large number of deposits repricing later in the next year and will have to look for lower cost funding in the short term to support asset growth.

Noninterest Income

Noninterest income for 2008 was $3.0 million, a decrease of $3.1 million or 51.4% compared to 2007. This decline was primarily the result of a number of non-core financial events during the year. Without these items, recurring noninterest income for 2008 was $6.5 million compared to $6.1 million in 2007. Service charges on deposit accounts, the largest source of noninterest income, increased by $320 thousand or 8.7% from $3.7 million in 2007 to $4.0 million in 2008. Debit card and ATM fee income increased $291 thousand or 34.5% from $844 thousand in 2007 to $1.1 million in 2008. Service charge fees were strong until the fourth quarter when the economy appears to have forced consumers to look more closely at expenses, especially fees for overdrawing their accounts. Debit and ATM activity fees were driven by higher volume as consumers moved to electronic transactions rather than checks. Other operating income was impacted by decreases of $154 thousand in investment services income and $81 thousand in EVB Mortgage, Inc. income and increases of $18 thousand in bank owned life insurance (“BOLI”) income and $15 thousand in wire transfer fees. LLC investments and fixed asset sales increased $274 thousand primarily from a one time benefit from the exchange of our ownership in Bankers Investment for a similar interest in Infinex. Realized gains on sale of securities increased $30 thousand from $14 thousand to $44 thousand in 2008. Our non-core items included an $4.9 million impairment on securities (see securities discussion, page 40) partially offset by a $1.3 million actuarial gain from our pension plan restructuring and a $229 thousand other than temporary impairment of an OREO asset.

In 2007, noninterest income increased $945 thousand or 18.3% from 2006 to 2007, attributable to a $437 thousand increase in service charges on deposits, a $335 thousand increase in debit card and ATM fee income and an $83 thousand increase in investment services income. Other operating income increased from $1.4 million in 2006 to $1.6 million in 2007, the result of increases in mortgage business income and increases in other income categories. There were no gains or losses on sale of other real estate in 2007 or 2006 while realized gain on sale of securities decreased $22 thousand from 2006.

The following table shows the components of noninterest income for the periods indicated.

Noninterest Income:

	Years Ended December 31
(dollars in thousands)	2008	2007	2006
Service Charges of deposit accounts	$3,991	$3,671	$3,234
Card transaction fees	1,135	844	509
Other Operating Income	1,405	1,581	1,386
Gain on available for sale securities	44	14	36

Core Noninterest Income	$6,575	$6,110	$5,165
Impairment - Securities	(4,933)	—	—
Actuarial Gain Pension Curtailment	1,328	—	—

Noninterest Income	$2,970	$6,110	$5,165

Noninterest Expense

Total noninterest expense for 2008 increased $2.1 million or 8.0% compared to an increase of $55 thousand or 0.2% for 2007. Noninterest expense was $27.9 million in 2008 compared to $25.9 million in 2007. Total personnel expenses increased $229 thousand, or 1.6%, from $14.5 million in 2007 to $14.8 million in 2008, highlighted by decreases in pension expense of $974 thousand and bonus expense of $563 thousand as the company paid no management bonuses for 2008. Fulltime equivalent staff count was up at year end 2008 to 317 compared to 305 at December 31, 2007, as the Company absorbed the staffing from the new branches.

Net occupancy and equipment expense increased $456 thousand or 10.6% to $4.7 million for 2008, from $4.3 million in 2007. Over half of the increase, $226 thousand was from taking on the expenses of our purchased branches. With no major projects planned in 2009, many of the expense categories should stabilize.

With the purchase of the branches in 2008 and the decline in the economy, other noninterest expenses increased, $1.4 million or 19.7% to $8.4 million compared to $7.0 million in 2007. Telephone expense was up $383 thousand due to infrastructure enhancements and the addition of new locations. FDIC expense rose $365 thousand as the impact of the increased FDIC rate structure was implemented. FDIC expense will have a greater increase in 2009. Marketing and advertising expense increased $118 thousand with much of that related to the opening of the new branches. Loan expenses were up $190 thousand, primarily from increases of $67 thousand in collection expense, $63 thousand in OREO expense on foreclosed properties and $31 thousand in home equity line (“HELOC”) closing expenses. Legal expenses were up $108 thousand; audit fees were up $29 thousand and director fees were down $50 thousand. Legal fees were from two sources an increase in assistance with loan situations and the fees associated with TARP filings. We changed our approach to marketing from the traditional mass media to more local involvement. These changes reflect the tightened economy and the increased effort to collect our outstanding payments on loans. HELOC costs increased as we focused on growth in that loan category. In addition, employee mileage reimbursement increased $72 thousand, or 48%, as a result of the higher cost of gasoline. With the economy in recession and the need to assist our communities, management plans to hold tight reins on these expenses in 2009.

For 2007, total noninterest expense increased $55 thousand or 0.2% compared to an increase of $926 thousand, or 3.7% in 2006. Noninterest expense was $25.8 million in 2007 compared to $25.9 million in 2006. Total personnel expense decreased $120 thousand, or 0.8%, from $14.7 million in 2006 to $14.5 million in 2007.

Net occupancy and equipment expense increased $376 thousand or 9.6% to $4.3 million for 2007, compared to $3.9 million in 2006. This increase was associated with the full year depreciation on our Kings Charter branch and the relocation of two branches that increased the rent.

Other noninterest expenses decreased $201 thousand or 2.8% to $7.0 million in 2007 from $7.2 million in 2006. This decrease resulted from decreases in consulting fees of $139 thousand, data processing of $180 thousand and marketing and advertising expense of $115 thousand.

The following table shows the components of noninterest expense for the periods indicated.

Noninterest Expense:

	Years Ended December 31
(dollars in thousands)	2008	2007	2006
Salaries and employee benefits	$14,776	$14,547	$14,667
Occupancy and equipment	4,738	4,282	3,906
Consultant Fees	653	629	768
Data processing	270	261	441
Telephone	996	613	571
Marketing and advertising	874	756	871
Other operating expenses	5,638	4,786	4,595

Total Noninterest Expense	$27,945	$25,874	$25,819

Income Taxes

Income tax expense in 2008 decreased $3.0 million to $506 thousand, compared to $ 3.5 million in 2007 and $3.0 million in 2006. In 2008, increased tax exempt income and the decrease in net income were the primary reasons for the tax expense reduction. Income tax expense corresponds to an effective rate of 14.2%, 28.5% and 29.0% for the three years ended December 31, 2008, 2007 and 2006, respectively.

Note 9 in the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and our actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2008 and 2007. That Note is incorporated by reference into this section of Management’s Discussion and Analysis.

Loan Portfolio

Loans, net of unearned income, increased to $819.3 million at December 31, 2008, an increase of $110.4 million, or 15.6%, from $708.8 million at year-end 2007. The real estate loan portfolio continued to drive growth in 2008, increasing $102.0 million, or 17.2%, with the commercial, industrial and agricultural loan portfolio increasing by $8.2 million, or 13.6%, and consumer loans declining by $4.9 million, or 9.4%. Consumer loan balances continue a declining trend with 2007 being an anomaly with a slight gain. The gains in loan balances are attributable to two factors: one the purchase of two branches and the other continued steady growth in our markets, especially in our Gloucester and Richmond areas. The acquisition of branches included $48.9 million in loans, primarily real estate secured while our existing markets brought in another $65 million. Real estate construction loans grew $4.0 million, or 4.0%, while commercial real estate loans grew $43.8 million, or 24.6%. This growth continued through the fourth quarter but at a slower pace as the economic downturn accelerated. At year-end 2007, loans, net of unearned income, were $708.8 million, up $58.3 million or 9.0% from $650.5 million at year-end 2006. Loan growth for all periods reported was primarily driven by increases in the real estate portfolio. In the fourth quarter of 2008, the Company performed a loan scrub of all loan categories which resulted in some movement from category to category. The changes put us in position to more effectively report our loan categories based on Federal Reserve definitions.

The following table shows the composition of the loan portfolio at the dates indicated.

	At December 31
(dollars in thousands)	2008	2007	2006	2005	2004
Commercial, industrial and agricultural loans	$69,024	$60,778	$59,859	$55,732	$46,629
Residential real estate mortgage	372,067	317,767	288,114	263,191	252,895
Real estate construction	102,837	98,877	85,910	47,620	23,675
Commercial real estate	221,769	178,011	164,948	151,897	131,580
Consumer loans	47,226	52,170	51,446	55,680	58,800
All other loans	6,354	1,243	305	321	96

Total loans	819,277	708,846	650,582	574,441	513,675
Less unearned income	(11)	(29)	(90)	(356)	(1,126)

Total loans net of unearned discount	819,266	708,817	650,492	574,085	512,549
Less allowance for loan losses	(10,542)	(7,888)	(7,051)	(6,601)	(6,675)

Net loans	$808,724	$700,929	$643,441	$567,484	$505,874

The following table presents loan categories that are particularly sensitive to rate changes:

Remaining Maturities of Selected Loans

		Variable Rate			Fixed Rate
Year Ended December 31, 2008 (in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial & Agricultural	$47,738	4,212	—	$4,212	15,291	1,783	$17,074	$69,024
Real Estate Construction	$94,651	4,651	—	$4,651	2,654	881	$3,535	$102,837

Loans secured by real estate comprised approximately 85.0% of our loan portfolio at December 31, 2008. Within this category, residential real estate mortgages made up 45.4% of the loan portfolio at year end 2008, 44.8% at December 31, 2007 and 44.3% at year-end 2006. While the percentage to total loan portfolio are similar each year, in 2008 residential real estate mortgages grew $54.3 million, or 17.1%. This was the largest growth in any single loan category for the year and was supplemented by purchases from our mortgage company and our branch acquisition. As a percentage of the portfolio, commercial real estate loans increased from 25.1% of the total loan portfolio at year-end 2007 to 27.1% at year-end 2008. Real estate construction loans grew 4.0% over 2007 balances and accounted for 12.6% of total loans outstanding at year-end 2008 compared to 13.9% at year-end 2007 and 13.2% at year-end 2006. Our losses on loans secured by real estate have historically been low, averaging $141 thousand in net charge offs per year over the last ten years. In the shaky real estate market where valuations are dropping, management takes these changed risks into consideration in assessing our loan to value exposure.

Consumer loans are again the fifth largest component of our loan portfolio in 2008 comprising 5.8% of the portfolio at year-end 2008 compared to 7.4% at year-end 2007 and 7.9% at year-end 2006. This portfolio’s primary component consists of installment loans. Net consumer loans for household, family and other personal expenditures totaled $47.2 million at 2008 year-end, a decrease of $4.9 million from $52.1 million at 2007 year-end. Much of the decrease was the result of our reclassification during the loan review. Consumer lifestyle changes have resulted in increasing emphasis on fast and easy one-step loans which has created intense competition for consumer borrowing dollars. This change, combined with the automotive industry’s various rebate programs with low rates at the dealer location, continues a trend that started in 2002 of decreasing consumer loans both in absolute amount and percentage of the total loan portfolio.

Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans increased $8.2 million, or 13.6% to $69.0 million at December 31, 2008 compared to $60.8 million at December 31, 2007. However, due to the continued growth of real estate loans, it comprises only 8.4% of the total portfolio at year-end 2008 compared to 8.6% at year-end 2007 and 9.2% at year-end 2006. The growth in real estate construction and commercial, industrial and agricultural loans emphasize our clear commitment to support small to medium sized businesses.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We do not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Our unfunded loan commitments, excluding credit card lines and letters of credit, at year-end 2008 totaled $117.2 million, compared to $105.6 million at year-end 2007. Unfunded loan commitments (excluding $47.2 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from spring through fall than at year-end. Historically, our loan collateral has been primarily real estate because of the nature of our market region. However, as we expand into newer markets, to us, we are encountering other collateral options which in lieu of real estate, are booked based on strong credit guidelines and controls to monitor the status of the collateral.

Asset Quality

Our allowance for loan losses is an estimate of the amount needed to provide for inherent losses in the loan portfolio. In determining adequacy of the allowance, we consider our historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. Our ratio of nonperforming assets to total loans and other real estate owned at year-end 2008 increased to 2.04% compared to 0.40% at December 31, 2007 and up from 0.45% at December 31, 2006. The rapid increase in this measure points out the sudden decline in the lending environment as the economy deteriorates and unemployment measures worsen. As a result, nonperforming assets rose $13.8 million, or 476% to $16.7 million at year-end 2008, compared to $2.9 million at year end 2007. Net charge offs for 2008 increased $1.5 million or 363.8% to $1.9 million, compared to $401 thousand for the year 2007.

We have a loan review committee consisting of bank officers and board members. Additionally an independent credit review firm performs a review of loans, including a SFAS No.114 review for determining specific reserves. We utilize a risk-based evaluation system based on loan type, collateral and payment history to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis. In the current lending environment with the economic markets stressed and our borrowers struggling, management took aggressive action raising the provision for loan loss to just over $4.0 million and expects to continue building the reserve in 2009 as the risk assessments dictate. In 2008, at year-end, EVB had a ratio of allowance for loan losses to total loans outstanding of 1.29% compared to 1.11% at year-end 2007 and to 1.08% at December 31, 2006, respectively. For the same dates, the loan loss allowance to nonaccrual loans ratio was 78%, 544% and 504%, indicating that the allowance was adequate with respect to nonaccrual loans. The adequacy of the allowance for loan losses is subject to regulatory examinations which may review such factors as the method used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

We will continue to increase our loan loss reserve in 2009 if the portfolio risks dictate. We will work with each customer through these tough economic times wherever it is feasible. In addition, we will review all the new initiatives that the U.S. government implements that may offer relief to our borrowers.

The following table shows loan charge-offs, loan recoveries, and loan loss provision for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Average loans outstanding, net of unearned income	$773,838	$681,456	$614,330	$537,736	$498,568
Allowance for loan losses, January 1	7,888	7,051	6,601	6,676	6,495
Loans charged off:
Commercial and agricultural	441	37	37	156	135
Real estate	1,092	98	42	67	56
Consumer	880	726	691	895	1,318

Total loans charged off	2,413	861	770	1,118	1,509
Recoveries:
Commercial and agricultural	170	63	23	66	48
Real estate	30	27	23	36	9
Consumer	354	370	449	389	354

Total recoveries	554	460	495	491	411

Net loans charged off	1,859	401	275	627	1,098
Reserve on acquired loans	488	—	—	—	—
Provision for loan losses	4,025	1,238	725	552	1,279

Allowance for loan losses, December 31	$10,542	$7,888	$7,051	$6,601	$6,676

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.29%	1.11%	1.08%	1.15%	1.30%
Ratio of net charge-offs to average loans outstanding during the year	0.24%	0.06%	0.04%	0.12%	0.22%

The following table shows the allocation of allowance for loan losses at the dates indicated.

Allocation of Allowance for Loan Losses

			At December 31
	2008		2007		2006		2005		2004
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and agricultural	1,454	8.4%	$1,235	8.57%	$1,061	9.20%	$1,893	9.08%	$1,299	9.08%
Real estate mortgage	2,309	45.4%	1,145	44.83%	1,144	44.29%	763	49.22%	1,002	49.22%
Real estate construction	2,624	12.6%	1,606	13.95%	1,066	13.21%	492	4.61%	206	4.61%
Commercial real estate	3,021	27.1%	2,569	25.11%	2,630	25.35%	2,037	25.62%	2,664	25.62%
Consumer	969	5.8%	981	7.36%	949	7.91%	1,258	11.45%	1,349	11.45%
Other loans and overdrafts	84	0.8%	55	0.18%	54	0.04%	—	0.02%	—	0.02%
Total allowance for balance sheet loans	10,461	100.0%	7,591	100.00%	6,904	100.00%	6,443	100.00%	6,520	100.00%
Unallocated	81		297		147		158		156
Total allowance for loan losses	$10,542		$7,888		$7,051		$6,601		$6,676

(Percent is loans in category divided by total loans)

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, loans past due 90 days or more, and other real estate owned, increased $13.9 million or 484% to $16.7 million at year-end 2008, while total loans outstanding, net of unearned discount, increased $110.4 million or 15.6% to $819.3 million for the same period. The ratio of nonperforming assets to total loans and other real estate at year-end 2008 was 2.04% compared to 0.40% at year-end 2007.

Nonperforming loans at year-end 2008 were $16.2 million which included $13.6 million in nonaccrual loans with $13.0 million of the nonaccrual loans secured by real estate in our market area, $248 thousand of commercial and agricultural loans and $337 thousand of consumer loans. Based on estimated fair values of the related collateral, we consider the nonperforming real estate loans recoverable, with any individual deficiency covered by the allowance for loan losses. The total amount of non real estate secured nonaccrual loans was $585 thousand. Loans are placed on nonaccrual status at the time when the collection of principal and interest are considered to be doubtful. The accrual of interest on loans, except credit cards, consumer loans and residential mortgage loans, is automatically discontinued at the time the loan is 90 days delinquent. Credit card loans and other personal loans are typically charged off before reaching 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $571 thousand and $72 thousand for the years 2008 and 2007, respectively.

The balance of the nonperforming assets at year-end 2008 is the other real estate (“OREO”) owned in the amount of $560 thousand compared to $1.1 million in 2007. OREO consists of two properties, one for $460 thousand and the other for $100 thousand. The $460 thousand OREO property was sold at a small gain subsequent to year end 2008.

The following table shows nonperforming assets at the dates indicated.

Nonperforming Assets

	At December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$13,574	$1,449	$1,400	$884	$3,217
Restructured loans	—	—	—	—	—
Loans past due 90 days and accruing interest	2,590	358	1,504	1,655	1,614

Total nonperforming loans	16,164	1,807	2,904	2,539	4,831
Other real estate owned	560	1,056	—	—	—

Total nonperforming assets	$16,724	$2,863	$2,904	$2,539	$4,831

Nonperforming assets to total loans and other real estate owned	2.04%	0.40%	0.45%	0.44%	0.94%
Allowance for loan losses to nonaccrual loans	77.66%	544.37%	503.52%	746.72%	207.52%
Net charge-offs to average loans for the year	0.24%	0.06%	0.04%	0.12%	0.22%
Allowance for loan losses to year end loans	1.29%	1.11%	1.08%	1.15%	1.30%
Foregone interest income on nonaccrual loans	$571	$72	$45	$37	$121

Net charge offs in 2008 increased to $1.9 million from $401 thousand in 2007. The 2008 net charge offs included $526 thousand of consumer loans, $271 thousand of commercial loans and $1.1 million of real estate loans. These are major increases which have been brought on by the economic down turn. The year 2009 will probably be similar as the economic forecasts do not show a turn around until the end of the year or possibly in 2010. As stated earlier, reserves will continue to be increased as needed. While loans are charged off, there is some potential to recover portions in the future.

At December 31, 2008, we reported $15.0 million in impaired loans, an increase of $10.6 million from $4.4 million at December 31, 2007. Of this $15.0 million in impaired loans, $8.3 million was included in nonperforming loans. The average balance of impaired loans for the twelve months ended December 31, 2008 was $8.6 million. Loans are viewed as impaired based upon individual evaluations of discounted expected cash flows or collateral valuations. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

Securities

Securities available for sale include those securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair market value. An independent third party review of this portfolio is made annually and presented to the Board of Directors as an unbiased presentation of our risks and the condition of the portfolio.

At December 31, 2008 the securities portfolio, at fair market value, was $161.9 million, a 0.6% increase from $160.9 million at 2007 year-end which was a 26.5% increase from $127.2 million at 2006 year-end. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income (loss) as a loss of $11.8 million at December 31, 2007 and a loss of $2.9 million at 2007 year-end.

We follow a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. We consider derivatives to be speculative in nature and contrary to our historical philosophy. We do not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities at the dates indicated.

	December 31, 2008		December 31, 2007		December 31, 2006
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,149	$33,619	$43,284	$43,515	$31,596	$31,132
Mortgage-backed and CMO securities	68,351	69,152	39,439	39,069	41,691	40,678
State and political subdivisions	39,376	39,241	41,137	41,211	32,429	30,937
Pooled trust preferred securities	14,575	3,267	18,207	16,385	5,500	5,500
FNMA and FHLMC preferred stock	94	94	4,708	3,885	2,734	2,614
Corporate securities	15,302	7,272	10,156	8,378	10,164	9,520
Restricted securities	9,234	9,234	8,422	8,422	6,787	6,787

Total	$180,081	$161,879	$165,353	$160,865	$130,901	$127,168

Additional information regarding each of the pooled trust preferred securities as of December 31, 2008 follows:

Cost	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Additional Default Protection Before Yield Suffers	Discounted Present Value Cash Flow Coverage	Current Fitch Rating
$2,951,740	$711,665	94.57%	2.55%	2.88%	20.6%	98.40%	BBB
2,486,593	377,962	94.88%	3.41%	1.71%	17.1%	100.10%	BBB
2,474,103	336,973	89.17%	7.98%	2.85%	13.4%	100.10%	BBB
2,032,494	280,275	91.35%	5.23%	3.42%	18.2%	101.60%	BBB
3,720,114	827,063	96.17%	3.83%	none	16.9%	106.90%	BBB
910,353	733,342	96.17%	3.83%	none	49.9%	107.70%	AAA

The following table presents the maturity and yields of securities at their amortized cost at the date indicated.

Maturity Distribution and Yields of Securities

	December 31, 2008
	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and equity securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$24,000	0.80%	$5,002	5.03%	$4,147	6.08%	—	0.00%	$33,149	2.10%
Mortgage-backed securities	1,821	3.78%	19,405	4.54%	26,501	4.98%	$2,693	5.92%	50,420	4.82%
States and political subdivisions (1)	3,539	6.30%	15,062	5.98%	8,627	6.21%	12,149	6.34%	39,377	6.17%
Corporate, CMO and other securities	—	0.00%	24,573	5.08%	11,108	6.39%	12,222	5.27%	47,903	5.43%

Total securities	$29,360	1.65%	$64,042	5.12%	$50,383	5.59%	$27,064	5.81%	$170,849	4.77%

(1)	Yields on tax- exempt securities have been calculated on a tax equivalent basis at 5.90% for 2008.

See Note 3 to the Consolidated Financial Statements.

Deposits

We have historically focused on increasing core deposits to reduce the need for other borrowings to fund growth in earning assets. Core deposits provide a low cost and stable source of funding for our asset growth. Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin. Borrowing through the Federal Home Loan Bank of Atlanta (FHLB) is utilized for funding when the cost of borrowed funds falls below the cost of new interest-bearing deposits. We also utilize purchased deposits from a couple of sources when the rates are below our market rates. At year end 2008, our total deposit balance was $813.5 million an increase of $141.6 million from $671.9 million at year end 2007. This growth included $93 million acquired in our branch purchase, while the remainder is from market growth and an increase in brokered deposits. Our loan growth in 2008 continued at a rapid rate that drove a demand for funding which our normal markets could not handle that quickly since rates were dropping throughout the year. Management decided to increase the level of brokered deposits on a short-term basis. At year end 2008, there were $55.0 million in brokered deposits. This included about $20 million that mature in early January 2009 but were prefunded in December. Noninterest-bearing deposits decreased by $5.7 million or 6.0% to $90.1 million at 2008 year-end compared to $95.8 million at December 31, 2007.

A more representative review of the year long funding picture is the average deposits for the year, which reflect how much we are really funding over the year. For 2008, average total deposits of $753.7 million represented a 14.2% increase over the 2007 average of $660.1 million. Average deposits for 2008 grew in all categories except demand and savings deposits. Noninterest bearing average deposits declined $1.4 million to $96.9 million for 2008, a decline that has been going on since a high in 2005. Savings decreased $7.2 million, or 7.8%, compared to 2007 when this same category declined 17.7%. In looking at these two categories, it is important to note that the trend in our lowest cost deposit categories is down which forces the bank to pay more for deposits. Money market accounts grew 28.2% to $52.3 million while the rate was down 1 basis point. In 2008, large dollar and regular certificates of deposit increased $22.4 million, or 18.5%, and $29.2 million, or 13.7%, respectively, continuing a trend seen since 2006. Interest bearing checking accounts (NOW) increased $39.1 million, or 37.0%, in 2008 compared to an increase of $24.5 million in 2007. This increase is attributed to our Reward Checking product, whose balances have continually grown since its introduction in late 2006. This product pays an above market interest rate if customers achieve some basic requirements that encourage the customer to utilize electronic transactions which are less costly to the bank.

NOW accounts, at an average balance of $144.6 million are our second largest deposit category after consumer certificates of deposit and total $242.2 million. The actual annual yield on NOW account has risen from 1.77% in 2007 to 2.02% in 2008. While this is a high rate for what used to be considered “cheap” money, it is well below 4.46% and 3.76% for large and consumer certificates, respectively. Attracting deposits to our bank has been a challenge over the last three years. The high interest rate environment in the market three years ago, then the rapid decline in rates in 2008, coupled with the plummeting economy have made customers and potential customers fearful of what will happen to their money. Management’s challenge in 2009 is to manage the net interest margin in a recessionary economy by anticipating, reacting to and adjusting to each new change in the markets.

Total deposits at 2007 year-end of $671.9 million were an increase of $17.9 million, or 2.7%, compared to $654.0 million at 2006 year-end. The deposit growth in 2007 was the result of increases in certificates of deposit and NOW deposits. All other deposit categories declined in 2007. Average deposits for 2007 were $660.1 million, an increase of 4.3%, or $27.2 million, compared to 2006 average deposits of $632.9 million.

The following table presents average deposit balances and rates for the periods indicated:

Average Deposits and Rates Paid

	Years Ended December 31
	2008		2007		2006
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$96,874		$98,282		$99,213
Interest-bearing deposits:
Checking (NOW accounts)	144,558	2.02%	105,494	1.77%	80,962	0.53%
Money market accounts	52,321	2.40%	40,817	2.41%	45,006	2.08%
Regular savings accounts	74,667	0.90%	81,843	1.16%	99,509	1.25%
Large denomination certificates (1) (2)	143,115	4.46%	120,735	4.80%	103,789	4.34%
Other certificates of deposit (2)	242,184	3.76%	212,967	4.47%	204,440	3.92%

Total interest-bearing	656,845	3.10%	561,856	3.40%	533,706	2.83%

Total average deposits	$753,719		$660,138		$632,919

(1)	Certificates issued in amounts of $100,000 or greater

(2)	Includes some brokered deposits

The following table presents the maturity schedule of large denomination certificates at the dates indicated:

Maturities of Large Denomination Certificates of Deposit (1) (2)

(dollars in thousands)	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
At December 31, 2008	$33,188	$22,220	$95,733	$29,281	$180,422	26.85%

(1)	Certificates issued in amounts of $100,000 or greater

(2)	Includes some brokered deposits

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

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically, the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2008, we had a total risk based capital ratio of 11.56% and a Tier 1 leverage ratio of 8.62%, both in excess of regulatory guidelines and the amount needed to support our banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, we announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. This plan was amended in 2003 and the number of shares that can be repurchased is 5% of the outstanding shares on January 1 of each year. We repurchased 70,545 shares in 2008, 179,350 shares in 2007 and no shares in 2006. Details of the number of shares available and purchases by month can be seen in our 10-Q filings with the SEC. Theere were no shares repurchased in the third and fourth quarters of 2008.

In December 2006, we completed an offering of our common stock. We sold 1.15 million shares and received over $23.5 million (net proceeds) in new capital. These funds gave us flexibility in 2007 which allowed us to fund assets purchases early in 2007 with out borrowing and gave us flexibility in a tight deposit milieu.

Subsequent to year end, the January 9, 2009 issuance of preferred stock to the U. S. Treasury added $24 million to capital. The preferred stock will pay cumulative dividends at a fixed rate of 5% per annum for the first five years, and thereafter, at a rate of 9% per annum. There are no material commitments at this time but management estimates that all our capital ratios will increase by about 3.0%.

The following table provides an analysis of our capital as of December 31, 2008, 2007 and 2006. Note 19 in the Consolidated Financial Statements presents an analysis of the capital position of both our Company and EVB as of year-end 2008, 2007 and 2006:

Analysis of Capital

	At December 31,
(dollars in thousands)	2008	2007	2006
Tier 1 capital:
Common stock	$11,798	$11,865	$12,166
Surplus	18,456	18,812	21,276
Retained earnings	62,804	63,616	58,731

Total equity	93,058	94,293	92,173
Trust preferred debt	10,000	10,000	10,000
Less goodwill and intangibles	(16,472)	(6,496)	(6,776)

Total Tier 1 capital	86,586	97,797	95,397
Tier 2 capital:
Allowance for loan losses	10,301	7,888	7,051
Deductions for other investments (1)	1,658	1,260	1,448

Total risk-based capital	95,229	104,425	101,000
Risk-weighted assets	823,862	707,850	634,287
Capital ratios:
Tier 1 risk based capital	10.51%	13.82%	15.04%
Total risk based capital	11.56%	14.75%	15.92%
Tier 1 capital to average total assets	8.62%	10.80%	11.57%

(1)	Regulatory authorities require a deduction from capital for the value of other LLC’s in which we have an ownership interest.

Off -Balance Sheet Arrangements

At December 31, 2008, we had $131.7 million of off-balance sheet credit exposure in the form of $125.4 million of commitments to grant loans and unfunded commitments under lines of credit and $6.3 million of standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. Our management of liquid assets provides a liquidity level that we believe is sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs. At December 31, 2008, $366.4 million or 37.6% of total earning assets were due to mature or reprice within the next year.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with immediately available lines of credit with the Federal Home Loan Bank totaled $26.6 million at December 31, 2008. At year-end 2008, we had $134.6 million of FHLB borrowings outstanding. During 2008, we executed new borrowings of $9.0 million and had paydowns of $1.5 million in FHLB borrowings.

The following table presents our contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.

As of 12/31/2008

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(dollars in thousands)
Long-term debt	$144,643	$11,429	$15,714	$—	$117,500
Capital lease obligations	—	—	—	—	—
Operating leases	1,882	446	799	553	84
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$146,525	$11,875	$16,513	$553	$117,584

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap at year-end was a negative 10.91% which is within the policy limit for the one-year gap of plus 15% to minus 15% of total earning assets at a combined Company level.

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

The most recent earnings simulation model projects net income would decrease approximately 12.06% of stable rate or base net income if rates were to fall immediately by 200 basis points. It projects a decrease of approximately 1.57% if rates rise by 200 basis points. Management believes this reflects an asset sensitive interest risk for the one-year horizon although an alternative calculation indicates an asset sensitive position in a 90 day horizon and a slightly liability sensitive position in a one year horizon.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 15.68%. Additionally, NPV is estimated to decrease by 11.49% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

Summary information about interest rate risk measures is presented below:

	2008	2007
Static 1 - Year Cumulative Gap	-10.91%	0.44%
1 - Year net income simulation projection:
- 200 basis point shock vs. stable rate	-12.06%	-21.50%
+ 200 basis point shock vs. stable rate	1.21%	2.12%
Static net present value change:
- 200 basis point shock vs. stable rate	-11.49%	0.31%
+ 200 basis point shock vs. stable rate	-15.68%	-13.08%

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the three years ended December 31, 2008

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2008

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2008

•	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2008, management has assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Yount, Hyde and Barbour, P.C., the independent registered public accounting firm that audited our consolidated financial statements, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. The report, which states an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2009 annual meeting of shareholders, and for executive officers is listed below:

Item 11.	Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in EVB’s Proxy Statement for the 2009 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation” in our Proxy Statement for the 2009 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors, including the statement on independence of directors” and “Transactions with Management” in our Proxy Statement for the 2009 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in EVB’s Proxy Statement for the 2009 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number

3.1	Amended and restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., as amended and restated on December 29, 2008.

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s current report on form 8-K filed January 13, 2009, incorporated herein by reference.

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended February 21, 2008, attached as Exhibit 3.1 to the Company’s current Report on Form 8- K filed February 27, 2008, incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated herein by reference. *

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan, included in the Company’s 2007 Proxy Statement, as filed with the Commission on March 21, 2007, incorporated herein by reference. *

10.3	Employment Agreement dated as of January 1, 2008, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin. *

10.4	Employment Agreement dated as of March 4, 2008, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins. *

10.5	Employment Agreement dated as of March 4, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James. *

10.6	Employment Agreement dated as of June 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas. *

10.7	Purchase and Assumption Agreement between EVB and Millennium Bank, N.A., attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 3, 2007, incorporated herein by reference.

13.1	Excerpt from the 2008 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2008 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

(b) Exhibits – See exhibit index included in Item 15(a)(3) above.

(c) Financial Statement Schedules – See Item 15(a)(2) above.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ Ronald L. Blevins	Date: March 10, 2009
Ronald L. Blevins
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2009.

Signature	Title

/s/ W. Rand Cook W. Rand Cook	Chairman of the Board of Directors

/s/ F. L. Garrett, III F.L. Garrett, III	Vice Chairman of the Board of Directors

/s/ Joe A. Shearin Joe A. Shearin	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ira C. Harris Ira C. Harris	Director

/s/ F. Warren Haynie, Jr. F. Warren Haynie, Jr.	Director

/s/ William L. Lewis William L. Lewis	Director

/s/ Charles R. Revere Charles R. Revere	Director

/s/ Howard R. Straughan Howard R. Straughan	Director

/s/ Leslie E. Taylor Leslie E. Taylor	Director

/s/ Jay T. Thompson Jay T. Thompson	Director

/s/ Ronald L. Blevins Ronald L. Blevins	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1	Amended and restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., as amended and restated on December 29, 2008.

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s current report on form 8-K filed January 13, 2009, incorporated herein by reference.

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended February 21, 2008, attached as Exhibit 3.1 to the Company’s current Report on Form 8- K filed, February 27, 2008, incorporated herein by reference.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated herein by reference. *

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan, included in the Company’s 2007 Proxy Statement, as filed with the Commission on March 21, 2007, incorporated herein by reference. *

10.3	Employment Agreement dated as of January 1, 2008, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin. *

10.4	Employment Agreement dated as of March 4, 2008, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins. *

10.5	Employment Agreement dated as of March 4, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James.*

10.6	Employment Agreement dated as of June 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas.*

10.7	Purchase and Assumption Agreement between EVB and Millennium Bank, N.A., attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 3, 2007, incorporated herein by reference.

13.1	Excerpt from the 2008 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2008 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2009 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows of Eastern Virginia Bankshares, Inc. and subsidiaries and our report dated March 3, 2009 expressed an unqualified opinion.

Winchester, Virginia
March 3, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. and SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

	(dollars in thousands)
	2008	2007
Assets:
Cash and due from banks	$13,214	$18,017
Federal funds sold	—	367
Securities available for sale, at fair value	161,879	160,865
Loans, net of unearned income	819,266	708,817
Allowance for loan losses	(10,542)	(7,888)

Total loans, net	808,724	700,929

Deferred income taxes	12,930	4,584
Bank premises and equipment, net	20,806	18,261
Accrued interest receivable	4,050	4,124
Other real estate	560	1,056
Goodwill	15,970	5,725
Other assets	13,230	12,783

Total assets	$1,051,363	$926,711

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$90,091	$95,823
Interest-bearing deposits	723,442	576,077

Total deposits	813,533	671,900

Federal funds purchased	3,593	17,099
Federal Home Loan Bank (FHLB) advances	134,643	127,071
Trust preferred debt	10,310	10,310
Accrued interest payable	2,512	3,539
Other liabilities	8,743	6,023

Total liabilities	973,334	835,942

Shareholders’ Equity
Preferred stock, $2 par value, 50,000,000 shares authorized none issue	—	—
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 5,912,553 (including 13,500 nonvested shares), and 5,947,443 (including 15,000 nonvested shares), respectively	11,798	11,865
Surplus	18,456	18,811
Retained earnings	62,804	63,616
Accumulated other comprehensive (loss), net	(15,029)	(3,523)

Total shareholders’ equity	78,029	90,769

Total liabilities and shareholders’ equity	$1,051,363	$926,711

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2008, 2007 and 2006

	(dollars in thousands, except per share data)
	2008	2007	2006
Interest and Dividend Income
Loans and fees on loans	$51,371	$50,626	$44,503
Interest on investments:
Taxable interest income	5,918	5,065	4,417
Tax exempt interest income	1,658	1,415	1,405
Dividends	355	457	392
Interest on federal funds sold	84	638	299

Total interest and dividend income	59,386	58,201	51,016

Interest Expense
Deposits	20,337	19,121	15,130
Federal funds purchased	90	73	88
Interest on FHLB advances	5,754	4,919	3,415
Interest on trust preferred debt	628	849	811

Total interest expense	26,809	24,962	19,444

Net interest income	32,577	33,239	31,572
Provision for Loan Losses	4,025	1,238	725

Net interest income after provision for loan losses	28,552	32,001	30,847

Noninterest Income:
Service charges on deposit accounts	3,991	3,671	3,234
Debit/credit card fees	1,135	844	509
Other operating income	1,405	1,581	1,386
Gain on sale of available for sale securities, net	44	14	36
Impairment on securities available for sale	(4,933)	—	—
Actuarial gain on pension curltailment	1,328	—	—

Total noninterest income	2,970	6,110	5,165

Noninterest Expenses:
Salaries and benefits	14,776	14,547	14,667
Occupancy and equipment expense	4,738	4,282	3,906
Telephone	996	613	571
Consultant fees	653	629	768
Marketing and advertising	874	756	871
Other operating expenses	5,908	5,047	5,036

Total noninterest expense	27,945	25,874	25,819

Income before income taxes	3,577	12,237	10,193
Income Tax Expense	506	3,483	2,956

Net income	$3,071	$8,754	$7,237

Net income per common share:
Basic	$0.52	$1.45	$1.45

Diluted	$0.52	$1.45	$1.45

Dividends Per Share	$0.64	$0.64	$0.63

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	(dollars in thousands)
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$3,071	$8,754	$7,237
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from equity investment in partnership	(130)	16	16
Depreciation and amortization, net	2,215	1,984	1,917
Deferred tax provision (benefit)	(2,096)	(439)	(1,323)
Provision for loan losses	4,025	1,238	725
Gain realized on sale of fixed assets	(129)	(12)	(26)
(Gain) realized on available for sale securities, net	(44)	(14)	(36)
Actuarial Gain- Pension Curtailment	(1,328)	—	—
Impairment on securities	4,933	—	—
Impairment on OREO	229	—	—
Accretion and amortization on securities, net	20	59	265
Stock based compensation	277	250	210
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	247	8	(549)
(Increase) decrease in other assets	(1,913)	386	(899)
Increase (decrease) in accrued interest payable	(1,234)	1,261	1,014
Increase in other liabilities	85	1,449	1,237

Net cash provided by operating activities	8,228	14,940	9,788

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	5,624	4,070	4,746
Maturities and principal repayments of securities available for sale	83,178	11,632	12,977
Purchases of securities available for sale	(107,627)	(50,271)	(10,742)
Purchase of restricted stock, net	(812)	—	—
Proceeds from sale of other real estate	950	—	—
Acquisition of branches	33,995	—	—
Improvement to other real estate	(123)	—	—
Net (increase) in loans	(63,483)	(59,782)	(76,681)
Purchases of bank premises and equipment	(4,658)	(3,338)	(3,676)
Proceeds from sale of bank premises and equipment	209	12	26

Net cash (used in) investing activities	(52,747)	(97,677)	(73,350)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(continued)

	(dollars in thousands)
	2008	2007	2006
Cash Flows from Financing Activities
Net increase (decrease) in demand deposit accounts, interest-bearing demand deposits and savings accounts	16,488	16,594	(25,657)
Net increase in certificates of deposit	33,272	1,327	51,293
Proceeds from Federal Home Loan Bank advances	18,000	85,000	40,000
Repayments of Federal Home Loan Bank advances	(10,428)	(48,429)	(1,429)
Increase (decrease) in federal funds purchased	(13,506)	17,099	(6,822)
Repurchases and retirement of stock	(1,237)	(3,610)	—
Exercise of stock options	—	38	13
Issuance of common stock under dividend reinvestment plan	434	413	394
Issuance of common stock under stock offering	—	—	23,576
Director stock grant	104	143	191
Dividends paid	(3,778)	(3,869)	(3,098)

Net cash provided by financing activities	39,349	64,706	78,461

Cash and Cash Equivalents
Beginning of year	18,384	36,415	21,516
Net increase (decrease) in cash and cash equivalents	(5,170)	(18,031)	14,899

End of year	$13,214	$18,384	$36,415

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$27,836	$23,701	$18,431

Cash payments for income taxes	$2,370	$4,009	$2,956

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$559	$1,056	$—

Unrealized (loss) on securities available for sale	$(13,714)	$(754)	$(1,044)

Minimum pension liability and change in measurement date adjustment	$(4,147)	$1,949	$(2,881)

Details of acquisition of branches:
Fair value of assets acquired	$49,171	$—	$—
Fair value of liabilities assumed	93,706	—	—
Purchase price in excess of net assets acquired	10,265	—	—

Cash received	34,270	—	—
Less cash acquired	(275)	—	—

Net cash received for acquisition	$33,995	$—	$—

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (loss)	Total
Balance, December 31, 2005	$9,812	$—	$53,838	$(1,776)		$61,874
Comprehensive income:
Net income - 2006	—	—	7,237	—	$7,237	7,237
Other comprehensive loss:
Unrealized securities losses arising during period, (net of tax, $343)	—	—	—	—	(665)	—
Reclassification adjustment, (net of tax, $12)	—	—	—	—	(24)	—

Other comprehensive loss	—	—	—	(689)	(689)	(689)

Total comprehensive income	—	—	—	—	$6,548

Adjustment to initially apply FASB Statement	—	—		(1,901)		(1,901)
No. 158, net of tax ($980)	—	—	—	—		—
Cash dividends declared	—	—	(3,098)	—		(3,098)
Stock-based compensation	—	—	210	—		210
Director stock grant	17	—	174	—		191
Stock options exercised	1	—	12	—		13
Issuance of common stock under offering, net	2,300	21,276	—	—		23,576
Issuance of common stock under dividend						—
reinvestment plan	36	—	358	—		394

Balance, December 31, 2006	$12,166	$21,276	$58,731	$(4,366)		$87,807
Comprehensive income:
Net income - 2007	—		8,754	—	$8,754	8,754
Other comprehensive income:
Unrealized securities losses arising during period, (net of tax, $296)	—		—	—	(444)	—
Reclassification adjustment, (net of tax, $5)	—		—	—	(9)	—
Change in unfunded pension liability
(net of tax ($653))	—		—	—	1,296	—

Other comprehensive income				843	843	843

Total comprehensive income	—		—	—	$9,597

Cash dividends declared	—		(3,869)	—		(3,869)
Stock-based compensation	—	250	—	—		250
Director stock grant	13	130	—	—		143
Stock options exercised	5	33	—			38
Shares purchased and retired	(359)	(3,251)	—	—		(3,610)
Issuance of common stock under dividend reinvestment plan	40	373	—	—		413

Balance, December 31, 2007	$11,865	$18,811	$63,616	$(3,523)		$90,769
Comprehensive (loss):
Net income - 2008	—		3,071	—	$3,071	3,071
Other comprehensive loss:
Unrealized securities losses arising during period, (net of tax, ($4,785 million))	—		—	—	(8,885)
Reclassification adjustment, (net of tax, $15)	—		—	—	(29)
Change in unfunded pension liability					—
(net of tax ($653))	—		—	—	(2,592)

Other comprehensive loss	—		—	(11,506)	(11,506)	(11,506)

Total comprehensive loss					$(8,435)

Cash dividends declared	—		(3,778)	—		(3,778)
Stock-based compensation	—	277	—	—		277
Director stock grant	13	91	—	—		104
Pension plan date change	—		(105)			(105)
Shares purchased and retired	(141)	(1,096)				(1,237)
Restricted common stock vested	3	(3)				—
Issuance of common stock under dividend reinvestment plan	58	376	—	—		434

Balance, December 31, 2008	$11,798	$18,456	$62,804	$(15,029)		$78,029

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

Our primary activity is retail banking. Through our bank subsidiary, we provide full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 25 branches at 2008 year end, our bank serves diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Ancillary services provided by our bank include travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The majority of our revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services. The Company also owns EVB Statutory Trust I, a limited purpose entity that was created in 2003 for the purpose of issuing our trust preferred debt.

Our bank owns EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, Inc. EVB Investments, Inc. has a 770 share interest in Infinex, which it uses as a brokerage firm for the investment services it provides. The bank also has a 75% ownership interest in EVB Title, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. The financial position and operating results of all of these subsidiaries are not significant to us as a whole and are not considered principal activities of our Company at this time.

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

Loans

We grant mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. Loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method for loans with a maturity greater than one year at origination.

The accrual of interest on loans, except credit cards, consumer loans and residential mortgage loans, is automatically discontinued at the time the loan is 90 days delinquent. Credit card loans and other personal loans are typically charged off before reaching 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Stock Compensation Plan

At December 31, 2008, we had two stock-based compensation plans, which are described more fully in Note 12. We account for these plans under the recognition and measurement principles of FASB Statement No. 123R “Share–Based Payment.” Stock-based compensation costs included in salaries and benefits expense totaled $277 thousand for the year 2008, $250 thousand for the year 2007 and $210 thousand for the year 2006.

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

Advertising

We practice the policy of charging advertising costs to expense as incurred. Advertising expense totaled $559 thousand, $459 thousand, and $621 thousand for the three years ended December 31, 2008, 2007 and 2006, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 28.5 months to seven years. Core deposit intangibles, net of amortization amounted to $503 thousand and $770 thousand at December 31, 2008 and 2007 respectively. Core deposit intangibles are included in other assets on our Consolidated Financial Statements.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations prior to January 1, 2009. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 also prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence.

Goodwill amounted to $16.0 million and $5.7 million at December 31, 2008 and 2007, respectively. Goodwill is not amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges in 2008, 2007 or 2006.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

Notes to Consolidated Financial Statements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Statement will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

Notes to Consolidated Financial Statements

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on our consolidated financial statements.

Notes to Consolidated Financial Statements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were effective for the Company on December 31, 2008 did not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2. Cash and Due From Banks

To comply with Federal Reserve Regulations, our subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the daily average required balances were approximately $75 thousand for both periods.

Notes to Consolidated Financial Statements

Note 3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,149	$540	$70	$33,619
Mortgage-backed and CMO securities	68,351	1,307	506	69,152
State and political subdivisions	39,376	753	888	39,241
Pooled trust preferred securities	19,075	—	15,493	3,582
FNMA and FHLMC preferred stock	94	—	—	94
Corporate securities	10,802	—	3,845	6,957
Restricted securities	9,234	—	—	9,234

Total	$180,081	$2,600	$20,802	$161,879

	December 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$43,284	$285	$54	$43,515
Mortgage-backed and CMO securities	39,439	121	491	39,069
State and political subdivisions	41,137	384	310	41,211
Pooled trust preferred securities	18,207	—	1,822	16,385
FNMA and FHLMC preferred stock	4,708	57	880	3,885
Corporate securities	10,156	13	1,791	8,378
Restricted securities	8,422	—	—	8,422

Total	$165,353	$860	$5,348	$160,865

Notes to Consolidated Financial Statements

The following is a comparison of amortized cost and estimated fair values of our securities by contractual maturity at December 31, 2008. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,360	$29,397
Due after one year through five years	64,041	57,592
Due after five years through ten years	50,382	48,262
Due after ten years	27,064	17,394
Restricted securities	9,234	9,234

Total	$180,081	$161,879

At December 31, 2008, investments in an unrealized loss position that are temporarily impaired are:

	December 31, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$20,000	$—	$930	$70	$20,930	$70
Mortgage-backed and CMO securities	8,325	87	5,054	419	13,379	506
States and political subdivisions	14,643	888	—	—	14,643	888
Pooled trust preferred securities	736	197	2,846	15,296	3,582	15,493
Corporate securities	2,960	536	3,997	3,309	6,957	3,845

	$46,664	$1,708	$12,827	$19,094	$59,491	$20,802

We recognized other than temporary impairment charges as reflected on our income statement during 2008 of $4.6 million on our investments in the preferred stock of Federal Home Loan Mortgage Co (“FHLMC”) and Federal National Mortgage Association (“FNMA”). These mortgage agencies were taken over by the government resulting in severe stress in the financial industry, creating decreased capital adequacy in many financial institutions and were a significant cause of the need for a government bailout. Revocation of dividends resulted in the value of these securities falling more than 95% and requiring the other than temporary impairment.

Bonds with unrealized loss positions of less than 12 months duration at 2008 year-end included 8 federal agency mortgage backed issues, 2 corporate bonds, 33 municipal bonds, 1 corporate trust-preferred issue and 3 collateralized mortgage obligations (“CMO”). Securities with losses of one year or greater duration included 1 federal agency, 4 federal agency mortgage-backed securities, 9 corporate bonds, 6 corporate trust preferred securities, and 1 CMO. The unrealized loss positions

Notes to Consolidated Financial Statements

at December 31, 2008 were primarily related to widened market spreads or lack of an orderly market for corporate securities. Holdings of GMAC contained unrealized loss positions totaling $1.4 million. These securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. As of year-end, the Company held $3.0 million in GMAC bonds. Early in the year, we recognized an other than temporary impairment charge of $300 thousand on one of our GMAC holdings. These holdings are monitored regularly by the Company’s Chief Financial Officer and reported to the EVB Board on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, we have not recommended sale of the holdings. GMAC has recently received approval to switch to a bank charter and has been approved to participate in the Treasury’s TARP Capital Purchase Program.

The 7 trust-preferred issues with losses include 6 pooled trust securities secured by debt of banks and insurance companies, primarily banks, and 1 similar issue consisting solely of bank borrowings. One of these pooled trust preferred issues is the senior A tranche rated AAA while the other 6 issues are the D “mezzanine” tranche rated BBB by Fitch at time of issue. None of the pooled trust securities have been downgraded by the rating agency. Additional information concerning the trust preferred holdings is presented in the Securities section of our Form 10-K for the year ended December 31, 2008.

At December 31, 2007, investments in an unrealized loss position that were temporarily impaired were:

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

For the years ended December 31, 2008, 2007 and 2006, proceeds from sales of securities available for sale amounted to $5.6 million, $4.1 million, and $4.7 million, respectively. Net realized gains amounted to $44 thousand, $14 thousand, and $36 thousand in 2008, 2007 and 2006, respectively. The book value of securities pledged to secure public deposits and for other purposes amounted to $15.3 million and $17.3 million at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

Note 4. Loans

The following is a comparison of loans by type that were outstanding at December 31, 2008 and 2007.

	2008	2007
	(in thousands)
Real estate - construction	$102,837	$98,877
Real estate - mortgage	372,067	317,767
Commercial real estate	221,769	178,011
Commercial, industrial and agricultural loans	69,024	60,778
Loans to individuals for household, family and other consumer expenditures	47,226	52,170
All other loans	6,354	1,243

Total gross loans	819,277	708,846
Less unearned income	(11)	(29)
Less allowance for loan losses	(10,542)	(7,888)

Total net loans	$808,724	$700,929

We have a concentration in acquisition and development loans for the acquisition and development of real estate and improvements to real estate, representing approximately 12.6% of our total loans outstanding at December 31, 2008. In addition to the percent of total loans, we look at the percent of capital in determining the concentration definition.

Note 5. Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$7,888	$7,051	$6,601
Reserve on acquired loans	488	—	—
Provision charged against income	4,025	1,238	725
Recoveries of loans charged off	554	460	495
Loans charged off	(2,413)	(861)	(770)

Balance at end of year	$10,542	$7,888	$7,051

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans:

	December 31
	2008	2007	2006
	(in thousands)
Nonaccrual loans for which no valuation allowance has been provided	$9,264	$1,442	$103

Impaired loans with a valuation allowance	$14,977	$4,365	$3,653

Allowance related to impaired loans	$2,881	$1,054	$601

Average balance of impaired loans	$8,564	$3,810	$11,927

Interest income recognized and collected on impaired loans	$583	$270	$266

No additional funds are committed to be advanced in connection with impaired loans. If interest on nonaccrual loans had been accrued such income would have approximated $570 thousand and $72 thousand, for the years ended December 31, 2008 and 2007, respectively. Loans past due 90 days or greater and still accruing interest amounted to $2.5 million, $358 thousand and $1.5 million at December 31, 2008, 2007 and 2006, respectively.

Note 6. Related Party Transactions

Loans to directors and executive officers totaled $11.3 million and $6.6 million at December 31, 2008 and 2007, respectively. New advances to directors and officers totaled $9.5 million and repayments totaled $4.8 million in the year ended December 31, 2008. Deposits of directors and executive officers totaled $3.2 million and $4.2 million at December 31, 2008 and 2007, respectively.

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	December 31,
	2008	2007
	(in thousands)
Land and improvements	4,480	$4,208
Buildings and leasehold improvements	18,344	15,492
Furniture, fixtures and equipment	14,431	12,777
Construction in progress	1,354	1,608

	38,609	34,085
Less accumulated depreciation	17,803	15,824

Net balance	$20,806	$18,261

For 2008, depreciation and amortization of premises and equipment was $2.2 million. Depreciation and amortization expense amounted to $2.0 million for 2007 and $1.9 million for 2006.

Total rent expense was $441 thousand, $285 thousand and $278 thousand for 2008, 2007, and 2006, respectively, and was included in occupancy expense.

Notes to Consolidated Financial Statements

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancelable lease agreements:

(in thousands)
2009	$446
2010	429
2011	370
2012	291
2013	262
2014	84

Total	$1,882

Note 8. Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $180.4 million and $121.6 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

(in thousands)
2009	$348,433
2010	48,770
2011	15,442
2012	10,299
2013	10,835

Total	$433,779

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $341 thousand and $359 thousand, respectively.

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no impact on the financial statements.

Notes to Consolidated Financial Statements

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007.

	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$3,690	$2,761
Impairment on securities	1,726	—
Interest on nonaccrual loans	200	25
Accrued benefit cost	1,778	326
Net unrealized loss on available for sale securities	6,369	1,571
Depreciation and amortization	—	280
Home equity line closing cost	90	45

	13,853	5,008

Deferred tax liabilities:
FHLB dividend	8	8
Depreciation and amortization	18	—
Goodwill and other intangible assets	790	369
Other	107	47

	923	424

Net deferred tax assets	$12,930	$4,584

Income tax expense charged to operations for the years ended December 31, 2008, 2007 and 2006, consists of the following:

	2008	2007	2006
	(in thousands)
Currently payable	$2,602	$3,922	$4,279
Deferred tax benefit	(2,096)	(439)	(1,323)

	$506	$3,483	$2,956

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006, due to the following.

	2008	2007	2006
	(in thousands)
Expected tax expense at statutory rate (34%)	$1,216	$3,400	$3,400
Expected tax expense at statutory rate (35%)	—	783	68
Increase (decrease) in taxes resulting from:
Tax exempt interest	(705)	(573)	(550)
Other	(5)	(127)	38

	$506	$3,483	$2,956

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

Information about the plan follows:

	2008	2007	2006
	(in thousands)
Change in Benefit Obligation
Obligations at beginning of year	$13,994	$13,136	$12,494
Service cost	1,146	1,491	1,400
Interest cost	961	784	715
Actuarial (gain)	(909)	(1,188)	(801)
Decrease in obligation due to cutailment	(2,147)	—	—
Benefits paid	(217)	(229)	(672)

Benefit obligation, end of year	$12,828	$13,994	$13,136

Change in Plan Assets
Fair value of plan assets, beginning	$13,062	$10,256	$8,609
Actual return on plan assets	(4,411)	1,410	701
Employer contributions	642	1,625	1,618
Benefits paid	(217)	(229)	(672)

Fair value of plan assets, end of year	$9,076	$13,062	$10,256

Funded Status at the End of the Year	$(3,751)	$(932)	$(2,881)

Amounts Recognized in the Balance Sheet
Other liabilities, accrued pension	$(3,751)	$(932)	$(2,881)
Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net loss	$4,802	$785	$2,709
Prior service cost	117	144	166
Deferred income tax benefit	(1,722)	(327)	(980)
Net obligation at transition	—	3	6

Amount recognized	$3,197	$605	$1,901

Notes to Consolidated Financial Statements

	2008	2007	2006
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$916	$1,491	$1,400
Interest cost	769	784	715
Expected return on plan assets	(1,068)	(755)	(653)
Amortization of prior service cost	22	22	22
Amortization of net obligation at transition	3	4	4
Recognized net gain due to curtailment	(1,328)
Recognized net actuarial loss	—	79	130

Net periodic benefit cost	$(686)	$1,625	$1,618

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net (gain) loss	$4,018	$(1,923)	$2,709
Prior service cost	—	—	166
Amortization of prior service cost	(27)	(22)	—
Amortization of net obligation at transition	(3)	(4)	—
Net obligation at transition	—	—	6

Total recognized in Other Comprehensive (Income) Loss	$3,988	$(1,949)	$2,881

Adjustment to Retained Earnings due to Change in Measurement Date
Service cost	$229	$—	$—
Interest cost	192	—	—
Expected return on plan assets	(266)	—	—
Amortization of prior service cost	5	—	—
Deferred income tax	(55)	—	—

Net periodic benefit cost	$105	$—	$—

Notes to Consolidated Financial Statements

	2008	2007	2006
	(in thousands)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$3,302	$(324)	$4,499

Weighted-Average Assumptions for Benefit Obligation. End of Year

Discount rate	6.00%	6.25%	6.00%
Rate of compensation increase	4.00%	5.00%	5.00%

Weighted-Average Assumptions for Net Periodic Benefit Cost

Discount rate	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%	5.00%

Long Term Rate of Return

In consultation with their investment advisors and actuary, our plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was increased from 6.00% in 2007 to 6.25% in 2008.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). Our estimate of contributions to the plan for 2009 is $941 thousand.

The pension plan’s weighted average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Plan Assets
	2008	2007
Asset Category:
Cash and equivalents	4%	4%
Mutual funds - fixed income	18%	22%
Mutual funds - equity	78%	74%

Total	100%	100%

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

Estimated Future Benefit Payments

The following benefit payments reflecting the appropriate expected future service are expected to be paid:

Pension Benefits
(in thousands)
1/1/2009 - 12/31/2009	$256
1/1/2010 - 12/31/2010	282
1/1/2011 - 12/31/2011	409
1/1/2012 - 12/31/2012	454
1/1/2013 - 12/31/2013	572
1/1/2014 - 12/31/2018	4,336

401(k) Plan

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. In 2008, the Company had elected to contribute amounts not to exceed 50% of the first 6% of the employee’s contribution for employees grandfathered in the defined benefit pension plan. For those employees whose pension benefits were frozen as of January 1, 2008, our contribution is 75% of the first 6% of the employee’s contribution plus an additional contribution at year-end equal to 3% of the employee’s salary. Contributions to this Plan by the Company of $642 thousand, $253 thousand and $222 thousand were included in expenses for the years ended December 31, 2008, 2007, and 2006, respectively. We estimate that our contribution to the Plan in 2009 will increase to approximately $650 thousand. There is no Company common stock included in the 401 (k) Plan assets.

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders. There were 304,112 shares excluded from the 2008 calculations, 237,137 shares from the 2007 calculations and 188,987 shares from the 2006 calculations because their effects were anti-dilutive.

	Years Ended December 31,
	2008		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,888,655	$0.52	6,034,741	$1.45	4,985,078	$1.45
Effect of dilutive securities,
Stock options	919	—	5,069	—	6,542	—
Nonvested shares	—	—	539	—	—	—

	919	—	5,608	—	6,542	—

Diluted earnings per share	5,889,574	$0.52	6,039,810	$1.45	4,991,620	$1.45

Note 12. Stock Compensation Plan

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the Plan, options to purchase up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to 400,000 shares of common stock. There are 35,443 shares still available under that Plan. On April 19, 2007, the shareholders approved the 2007 Equity Compensation Plan under which options or restricted stock for up to 400,000 shares of common stock may be granted. There are 400,000 shares still available under that Plan.

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

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006, stock option compensation expense of $248 thousand, $250 thousand and $210 thousand were included in salary and benefit expense and are identified as part of stock compensation expense in both the Statements of Consolidated Cash Flows and the Consolidated Statements of Changes in Shareholders’ Equity. No tax benefits were recognized in 2008, 2007 and 2006 on the qualified stock options.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each stock grant award. The weighted average estimated fair value of stock options granted in the years ended December 31, 2008, 2007 and 2006 was $3.62, $5.95 and $5.40, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated below:

	2008	2007	2006
Dividend rate:	2.82%	2.82%	2.97%
Price Volatility:	33.25%	32.89%	22.94%
Risk-free interest rate:	3.56%	4.56%	4.65%
Expected life:	7 Years	7 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock for the past seven years by dividing the quarterly dividend by the average daily closing price of the stock for the period. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the 7 year Treasury strip rate on the date of the grant. The expected life of options granted in 2008 was calculated using the simplified method whereby the vesting period and contractual period are averaged.

Stock option plan activity for the year ended December 31, 2008 is summarized below:

	Shares	2008	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
		Weighted Average Exercise Price
Outstanding at beginning of year	259,762	$21.19
Granted	49,000	12.36
Exercised	—	—
Forfeited	(4,450)	22.02

Outstanding at December 31, 2008	304,312	20.87	7.1	$—

Options exercisable at December 31, 2008	92,725	21.68	4.8	$—

As of December 31, 2008, there was $489 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period. There were no stock options exercised in 2008. Cash proceeds from options exercised in 2007 was $38 thousand. The intrinsic value of stock options exercised in 2007 was $14 thousand. There were no tax benefits realized from the exercise of stock options during 2008 or 2007.

Notes to Consolidated Financial Statements

The table below summarizes information concerning stock options outstanding at December 31, 2008.

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$16.10	22,625	3.25 years	$16.10	22,625
28.60	28,825	4.875 years	28.60	28,825
19.92	41,275	5.50 years	19.92	41,275
20.57	54,962	6.50 years	—	—
21.16	59,125	7.75 years	—	—
19.25	48,500	8.75 years	—	—
12.36	49,000	9.75 years	—	—

	304,312	7.09 years	$21.68	92,725

A summary of the status of our nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2008	15,000	$17.25
Granted	—	—
Vested	(1,500)	17.25
Forfeited	—	—

Nonvested as of December 31, 2008	13,500	$17.25

As of December 31, 2008, there was $65 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our restricted stock plan. That cost is expected to be recognized over a remaining weighted-average period of four years. The total fair value of shares vested during 2008 was $14 thousand.

As of December 31, 2008, there was $65 thousand of unrecognized compensation cost related to the time-vested awards. Half of the 2007 restricted share award is performance based and will vest on June 30, 2010 if, and only if, 2009 financial achievements of the Company meet very aggressive targets. Given the aggressive targets for the performance based award, compensation expense will be recognized only if the awards vest. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share.

Notes to Consolidated Financial Statements

Note 13 Branch Acquisitions

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

Of the acquired intangible assets, $20 thousand was assigned to core deposit intangibles to be amortized over a period of 28.5 months. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $503 thousand and $770 thousand at December 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for core deposit intangibles for the next 21 months is $24 thousand per month.

In addition, $1.6 million was assigned as a discount on the certificates of deposit assumed, while $438 thousand was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were 1.05 years and 7.0 years, respectively. The unamortized balance of the CD discount was $389 thousand and $0 at December 31, 2008 and 2007, respectively. The unamortized balance of the loan premium was $391 thousand and $0 at December 31, 2008 and 2007, respectively. The estimated aggregate CD discount on a monthly basis through March 2009 is $130 thousand per month. The estimated aggregate loan premium amortization on a monthly basis for the remaining 76 month amortization period is $5 thousand.

Note 14. Commitments and Contingent Liabilities

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. We do not anticipate any material losses as a result of these transactions.

See Note 18 with respect to financial instruments with off-balance-sheet risk.

Note 15. Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2008, retained net income, which was free of restriction, amounted to $9.1 million.

Notes to Consolidated Financial Statements

Note 16. Borrowings

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2008, our Federal Home Loan Bank (FHLB) debt consisted of advances of $134.6 million, $122.5 million of which is callable - $85 million in 2009, $28.5 million in 2010 and $9 million in 2011. There are two advances totaling $2.1 million at December 31, 2008 which are payable semi-annually over a seven-year period beginning in 2003. Advances mature through 2015. There is a $10 million advance maturing in January 2009 with a rate which floats at 3 month LIBOR that is used to match fund certain investments also floating at 3 month LIBOR with a 170 basis point spread. At December 31, 2008, the interest rates ranged from 2.44% to 5.92% with a weighted average interest rate of 4.35%. Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit amounted to $1.6 million with existing collateral pledged and to $123 million subject to the pledge of additional collateral.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2009	$11,429
2010	5,714
2011	10,000
2012	—
2013	—
Thereafter	107,500

Total	$134,643

We have unused lines of credit totaling $37.5 million with nonaffiliated banks as of December 31, 2008.

Trust Preferred Securities

On September 5, 2003, EVB Statutory Trust I (the Trust), a wholly-owned subsidiary of the

Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a LIBOR indexed floating rate of interest. The interest rate at December 31, 2008 was 4.82%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust is $10.31 million of our junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

Note 17. Dividend Reinvestment Plan

We have in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled shareholders. It is based on the stock’s fair market value on the three trading days prior to each dividend record date, and allows for voluntary contributions to purchase stock up to $5 thousand per shareholder per calendar quarter.

Note 18. Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amounts
	2008	2007
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$125,366	$112,209
Standby letters of credit	6,338	6,291

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

Notes to Consolidated Financial Statements

We maintain cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2008 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $5.9 million.

Note 19. SFAS No. 157, Fair Value Measurements

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

We adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, we has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Notes to Consolidated Financial Statements

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Available-for-sale securities	$152,645	$—	$152,645	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements

The following table summarizes our financial assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Impaired loans	$12,096	$—	$7,538	$4,558

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. All securities prices are provided by independent third party vendors.

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

At December 31, 2008 and 2007, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$13,214	$13,214	$18,384	$18,384
Securities - available for sale	161,879	161,879	160,865	160,865
Loans, net	808,724	835,595	700,929	730,252
Accrued interest receivable	4,050	4,050	4,124	4,124
Financial liabilities:
Noninterest-bearing deposits	$90,091	$90,091	$95,823	$95,823
Interest-bearing deposits	723,442	713,498	576,077	577,219
Short-term borrowings	3,593	3,593	17,099	17,099
Federal Home Loan Bank advances	134,643	139,400	127,071	123,722
Trust preferred debt	10,310	10,868	10,310	11,234
Accrued interest payable	2,512	2,512	3,539	3,539

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

Notes to Consolidated Financial Statements

Note 20. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require us and EVB to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2008 and 2007, that we and EVB meet all capital adequacy requirements to which we are subject.

As of December 31, 2008, based on regulatory guidelines, we believe that EVB is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, EVB must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

Our Company’s and the bank’s actual capital amounts and ratios are presented in the following table.

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008
Total capital to risk weighted assets
Consolidated	$95,229	11.56%	$65,909	8.00%	NA	NA
EVB	91,688	11.16%	65,750	8.00%	$82,187	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$86,586	10.51%	$32,954	4.00%	NA	NA
EVB	71,953	8.75%	32,875	4.00%	$49,312	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$86,586	8.62%	$32,954	4.00%	NA	NA
EVB	71,953	7.17%	40,144	4.00%	$50,181	5.00%
As of December 31, 2007
Total capital to risk weighted assets
Consolidated	$104,425	14.75%	$56,680	8.00%	NA	NA
EVB	76,391	10.79%	56,618	8.00%	$70,772	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$97,797	13.82%	$28,340	4.00%	NA	NA
EVB	68,086	9.62%	28,309	4.00%	$42,463	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$97,797	10.80%	$36,210	4.00%	NA	NA
EVB	68,086	7.53%	36,181	4.00%	$45,226	5.00%

Note 21. Subsequent Event

On January 13, 2009, we filed an 8-K with the SEC reporting that we had signed a definitive agreement with the U. S. Department of the Treasury under the Economic Stabilization Act of 2008. The Company entered into a Letter Agreement and Securities Purchase Agreement under which it sold 24,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the Treasury for an aggregate purchase price of $24 million. The filing also reported that the Company had issued a warrant to the Treasury to purchase 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share

Notes to Consolidated Financial Statements

Note 22. Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2008 and 2007

	(dollars in thousands)
	2008	2007
Assets:
Cash on deposit with subsidiary banks	$682	$27,291
Subordinated debt in subsidiaries	13,000	2,000
Investment in subsidiaries	75,428	71,975
Deferred income taxes	1,278	326
Other assets	1,777	452

Total assets	$92,165	$102,044

Liabilities:
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	3,751	932
Other liabilities	75	33

	14,136	11,275

Shareholders’ Equity:
Common stock	11,798	11,865
Surplus	18,456	18,811
Retained earnings	62,804	63,616
Accumulated other comprehensive loss	(15,029)	(3,523)

Total shareholders’ equity	78,029	90,769

Total liabilities and shareholders’ equity	$92,165	$102,044

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Income

For the Years Ended December 31, 2008, 2007 and 2006

	(dollars in thousands)
	2008	2007	2006
Income:
Dividends from subsidiaries	$—	$4,000	$6,000
Interest from subsidiaries	279	669	54
Interest from subordinated debt	432	140	140
Actuarial gain - pension curtailment	1,328	—	—
Miscellaneous income	—	—	1

	2,039	4,809	6,195

Expenses:
Interest on trust preferred debt	628	849	811
Directors fees	60	45	77
Miscellaneous	286	206	178

	974	1,100	1,066

Net income before undistributed earnings of subsidiaries	1,065	3,709	5,129
Undistributed earnings of subsidiaries	2,368	4,958	1,812
Income tax expense ( benefit)	362	(87)	(296)

Net income	$3,071	$8,754	$7,237

Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	(dollars in thousands)
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$3,071	$8,754	$7,237
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,368)	(4,958)	(1,812)
Deferred income taxes	—	—	94
Stock-based compensation	277	250	210
Decrease (increase) in other assets	(13,695)	396	(49)
Increase (decrease) in other liabilities	1,583	(64)	(327)

Net cash provided by (used in) operating activities	(11,132)	4,378	5,353

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	—	1,264
Purchases of premises and equipment	—	—	(118)
Subordinated debt to subsidiary banks	(11,000)	—	—

Net cash provided by (used in) investing activities	(11,000)	—	1,146

Cash Flows from Financing Activities
Dividends paid	(3,778)	(3,869)	(3,098)
Exercise of stock options	—	38	13
Director stock grant	104	143	191
Issuance of common stock under stock offering	—	—	23,576
Issuance of common stock under dividend reinvestment plan, net of repurchases	434	413	394
Repurchases and retirement of stock	(1,237)	(3,610)	—

Net cash provided by (used in) financing activities	(4,477)	(6,885)	21,076

Increase (decrease) in cash and cash equivalents	(26,609)	(2,507)	27,575
Cash and Cash Equivalents, beginning of year	27,291	29,798	2,223

Cash and Cash Equivalents, end of year	$682	$27,291	$29,798