Form 10-Q
period 2009-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2009-05-06
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “non- accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 6, 2009 was 5,922,829

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31 2009	December 31 2008
Assets:
Cash and due from banks	$12,805	$13,214
Federal funds sold	34,309	—
Securities available for sale, at fair value	164,294	161,879
Loans, net of unearned income	829,095	819,266
Allowance for loan losses	(11,142)	(10,542)

Total loans, net	817,953	808,724
Deferred income taxes	14,146	12,930
Bank premises and equipment, net	20,437	20,806
Accrued interest receivable	3,924	4,050
Other real estate	943	560
Goodwill	15,970	15,970
Other assets	13,235	13,230

Total assets	$1,098,016	$1,051,363

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$89,949	$90,090
Interest-bearing deposits	762,700	723,443

Total deposits	852,649	813,533
Federal funds purchased and Repurchase Agreements	534	3,593
Federal Home Loan Bank advances (FHLB)	124,643	134,643
Trust preferred debt	10,310	10,310
Accrued interest payable	2,445	2,512
Other liabilities	7,819	8,743

Total liabilities	998,400	973,334

Shareholders’ Equity
Preferred stock $2.00 par value, shares authorized 10,000,000, issued and outstanding 2009: Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred, 2008 none	24,000	—
Common stock $2.00 par value, shares authorized 50,000,000, issued and outstanding 2009: 5,924,629, 2008: 5,912,553 including 13,500 nonvested shares at each date	11,822	11,798
Surplus	18,621	18,456
Retained earnings	62,389	62,804
Warrant	1,481	—
Discount on preferred stock	(1,409)	—
Accumulated other comprehensive (loss), net	(17,288)	(15,029)

Total shareholders’ equity	99,616	78,029
Total liabilities and shareholders’ equity	$1,098,016	$1,051,363

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

		Three Months Ended March 31,
		2009	2008
	Interest and Dividend Income
	Loans and fees on loans	$12,215	$12,765
	Interest on investments:
	Taxable interest income	1,278	1,471
	Tax exempt interest income	418	410
	Dividends	—	111
	Interest on federal funds sold	22	6

	Total interest and dividend income	13,933	14,763

	Interest Expense
	Deposits	4,894	4,896
	Federal funds purchased	1	37
	Interest on FHLB advances	1,353	1,434
	Interest on trust preferred debt	121	191

	Total interest expense	6,369	6,558

	Net interest income	7,564	8,205
	Provision for Loan Losses	900	450

	Net interest income after provision for loan losses	$6,664	$7,755
	Noninterest Income
	Service charges and fees on deposit accounts	934	965
	Debit/ credit card fees	269	256
	Gain on sale of available for sale securities, net	8	42
	Impairment - securities	(16)	(300)
	Actuarial gain - pension curtailment	—	1,328
	Gain on LLC investments and sale of fixed assets	17	4
	Gain on sale of OREO	18	—
	Other operating income	327	362

	Total noninterest income	1,557	2,657

	Noninterest Expenses
	Salaries and benefits	3,996	3,689
	Occupancy and equipment expense	1,192	1,092
	Telephone	290	213
	FDIC expense	300	75
	Marketing and advertising	177	224
	Other operating expenses	1,424	1,302

	Total noninterest expenses	7,379	6,595

	Income before income taxes	842	3,817
	Income Tax Expense	119	1,145

	Net income	$723	$2,672

	Effective dividend on preferred stock	342	—

	Net Income available to common shareholders	$381	$2,672

Earnings per share:	basic	$0.06	$0.45
	diluted	$0.06	$0.45

	Dividends per share, common	$0.16	$0.16

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2009	2008
Cash Flows from Operating Activities
Net income	$723	$2,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	568	545
Investment amortization / (accretion), net	21	15
Provision for loan losses	900	450
(Gain) realized on available for sale securities’ transactions, net	(8)	(42)
(Gain) on pension curtailment	—	(1,328)
Impairment charge on securities	16	300
(Gain) on sale of OREO	(18)	—
(Gain) on LLC investment	(17)	(4)
Stock based compensation	68	74
Change in assets and liabilities:
(Increase) decrease in other assets	122	(43)
Increase (decrease) in other liabilities	(958)	15

Net cash provided by operating activities	1,417	2,654
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	5,622
Proceeds from maturities, calls, and paydowns of securities	29,982	30,504
Purchase of debt securities	(36,194)	(58,384)
Purchase (retirement) of restricted stock, net	293	(512)
Net increase in loans	(10,972)	(8,507)
Proceeds from sale of other real estate	460	—
Acquisition of branches	—	33,995
Improvements to Other Real Estate	—	(22)
Purchases of bank premises and equipment	(198)	(1,023)

Net cash provided by (used in) investing activities	(16,629)	1,673
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	37,145	(1,972)
Net increase in certificates of deposit	1,972	1,603
Repurchases and retirement of common stock	—	(1,229)
Issuance of common stock under dividend reinvestment plan	120	106
Issuance of preferred stock to U. S. Treasury	24,000	—
Dividends declared	(1,066)	(950)
Decrease in federal funds purchased and repurchase agreements	(3,059)	(8,973)
Increase (decrease) in FHLB advances	(10,000)	9,000

Net cash provided by (used in) financing activities	49,112	(2,415)

Increase in cash and cash equivalents	33,900	1,912
Cash and cash equivalents
Beginning of period	13,214	18,384

End of period	$47,114	$20,296

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$6,437	$6,943
Income taxes	$130	$—
Unrealized gain/(loss) on securities available for sale	$(3,455)	$(1,612)
OREO transferred from loans	$843	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at March 31, 2009. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

Subsequent to the filing of an 8-K with our first quarter earnings press release dated April 17, 2009, an accounting rule change was implemented that decreased our net income available to common shareholders. This rule change requires dividends on the cumulative preferred stock issued to the U. S. Treasury in January 2009 to be treated for accounting purposes as a preferred dividend for the full period outstanding in the quarter as opposed to the interim period for which the dividend was declared and payable. This action increased our effective preferred stock dividend from $120 thousand to $343 thousand, decreasing net income available to common shareholders from $603 thousand to $381 thousand and decreasing earnings per common share from $0.10 to $0.06

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

In the March 2008, we purchased two branches in the Richmond market from Millennium Bank which placed us in new markets for our company and added $92 million in deposits and $49 million in loans to our balance sheet. This transaction was accretive to earnings starting in the second quarter of 2008. In the third quarter of 2008, our Quinton branch in New Kent County, Virginia relocated to a permanent branch building to better serve a growing customer base. We are constantly looking for accretive ways to expand our franchise.

After quarter end, Eastern Virginia Bankshares, Inc. announced plans to purchase First Capital Bank located in the Richmond market. This will be a strategic alliance which will match up their strong commercial business with our strong retail experience. The merger is expected to take place in the third or fourth quarter of 2009 and is projected to be accretive to 2010 earnings. (See 8-K with the press release issued April 17, 2009.)

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

3.	Our amortized cost and estimated fair values of securities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,177	$537	$1	33,713
Mortgage-backed and CMO securities	69,087	1,699	489	70,297
State and political subdivisions - taxable	501	—	7	494
State and political subdivisions - tax exempt	44,107	449	1,153	43,403
Pooled trust preferred securities	19,254	—	18,203	1,051
FNMA and FHLMC preferred stock	78	5	—	83
Corporate securities	10,806	5	4,499	6,312
Restricted securities	8,941	—	—	8,941

Total	$185,951	$2,695	$24,352	$164,294

	December 31, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,149	$540	$70	$33,619
Mortgage-backed and CMO securities	68,351	1,307	506	69,152
State and political subdivisions	39,376	753	888	39,241
Pooled trust preferred securities	19,075	—	15,493	3,582
FNMA and FHLMC preferred stock	94	—	—	94
Corporate securities	10,802	—	3,845	6,957
Restricted securities	9,234	—	—	9,234

Total	$180,081	$2,600	$20,802	$161,879

There are no securities classified as “Held to Maturity” or “Trading”.

At March 31, 2009, investments in an unrealized loss position that were temporarily impaired were as follows:

	March 31, 2009
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$19,999	$1	$—	$—	$19,999	$1
Mortgage-backed and CMO securities	1,406	2	6,265	487	7,671	489
States and political subdivisions - taxable	17,937	940	891	213	18,828	1,153
States and political subdivisions - tax exempt	494	7	—	—	494	7
Pooled trust preferred securities	—	88	914	18,115	914	18,203
Corporate securities	1,717	267	3,078	4,232	4,795	4,499

	$41,553	$1,305	$11,148	$23,047	$52,701	$24,352

Bonds with unrealized loss positions of less than 12 months duration at March 31, 2009 included 1 federal agency, 2 corporate bonds, 3 mortgage-backed securities, and 37 municipal bonds. Securities with unrealized losses of 12 months or greater duration included 3 mortgage-backed securities, 8 corporate bonds, 7 pooled trust preferred securities and 4 collateralized mortgage obligations (“CMO”). The unrealized loss positions at March 31, 2009 were primarily related to the widened market spreads for mortgage backed and corporate securities and lack of an orderly market for trust preferred securities. Holdings of GMAC contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of March 31, 2009, we held $3.0 million in GMAC bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Based on this analysis, we recorded a $300 thousand impairment charge on the GMAC holdings in March 2008. Given the attractive yield, our ability and intent to hold until maturity or principal recovery and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the remaining unrealized loss is temporary. GMAC has been approved to participate in the Treasury’s TARP Capital Purchase Program (“CPP”).

The 7 trust preferred issues with losses include 6 pooled trust preferred securities secured by debt of banks and insurance companies, primarily banks, and 1 similar issue consisting solely of bank borrowings. One of these trust preferred issues is the senior A tranche rated AAA while the other 6 issues are the D “mezzanine” tranche rated BBB by Fitch at time of issue. None of the pooled trust preferred securities had been downgraded by the rating agency as of March 31, 2009. Additional information concerning the trust preferred holdings as of March 31, 2009 is presented in the table below:

CUSIP	Cost	Fair Value	Percent of Underlying Collateral Performing	Percent of Underlying Collateral in Deferral	Percent of Underlying Collateral in Default	Additional Default Protection Before Yield Suffers	Discounted Present Value Cash Flow Coverage	3/31/2009 Fitch Rating
74043AAW1	$2,981	$120	96.40%	5.22%	2.88%	17.49%	100.00%	BBB
74043CAL1	2,527	33	94.10%	6.79%	2.76%	10.90%	100.00%	BBB
740042FAL5	2,527	42	89.17%	10.86%	4.59%	9.80%	100.00%	BBB
74042QAL1	2,052	19	91.35%	10.83%	3.93%	9.58%	100.00%	BBB
74042TAN1	3,759	827	96.17%	10.58%	none	9.94%	99.63%	BBB
74042TAA9	908	610	96.17%	10.58%	none	45.98%	109.48%	AAA
83438JAL0	4,500	180	90.78%	6.10%	3.90%	2.99%	102.40%	BBB

	$19,254

At December 31, 2008 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$20,000	$—	$930	$70	$20,930	$70
Mortgage-backed and CMO securities	8,325	87	5,054	419	13,379	506
States and political subdivisions	14,643	888	—	—	14,643	888
Pooled trust preferred securities	736	197	2,846	15,296	3,582	15,493
FNMA and FHLMC preferred stock	—	—	—	—	—	—
Corporate securities	2,960	536	3,997	3,309	6,957	3,845

	$46,664	$1,708	$12,827	$19,094	$59,491	$20,802

4.	Our loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) March 31 2009	(audited) December 31 2008	(unaudited) March 31 2008
Commercial, industrial and agricultural loans	$74,942	$69,024	$74,183
Residential real estate mortgage loans	380,306	372,067	339,777
Real estate construction loans	99,635	102,837	113,434
Commercial real estate loans	220,972	221,769	186,318
Consumer loans	47,306	47,226	50,879
All other loans	5,943	6,354	2,058

Total loans	829,104	819,277	766,649
Less unearned income	(9)	(11)	(23)

Total loans net of unearned discount	829,095	819,266	766,626
Less allowance for loan losses	(11,142)	(10,542)	(8,743)

Net loans	$817,953	$808,724	$757,883

We had $20.9 million in non-performing assets at March 31, 2009 that included $2.8 million in loans past due 90 days or more but still accruing, $17.2 million in nonaccrual loans and $943 thousand classified as OREO.

5.	Our allowance for loan losses was as follows at the dates indicated:

(in thousands)	(unaudited) March 31 2009	(audited) December 31 2008	(unaudited) March 31 2008
Balance at beginning of year	$10,542	$7,888	$7,888
Reserve on loans acquired	—	488	488
Provision charged against income	900	4,025	450
Recoveries of loans charged off	84	554	144
Loans charged off	(384)	(2,413)	(227)

Balance at end of year	$11,142	$10,542	$8,743

Following is a summary pertaining to impaired loans:

	March 31 2009	December 31 2008
	(in thousands)
Impaired loans for which an allowance has been provided	$20,760	$9,264
Impaired loans for which no valuation allowance has been provided	13,256	14,977

Allowance related to impaired loans	$3,388	$2,881

Average balance of impaired loans	$16,254	$8,564

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $13.3 million and $15.0 million at March 31, 2009 and December 31, 2008, respectively

6.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) March 31 2009	(audited) December 31 2008	(unaudited) March 31 2008
Amortizing advances	$2,143	$2,143	$3,571
LIBOR floating advances	—	10,000	10,000
Convertible advances	122,500	122,500	122,500

Total advances	$124,643	$134,643	$136,071

The table presented below shows the maturities and potential call dates of FHLB advances. All but $2.1 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2009	1,429	3.15%	85,000	4.51%
2010	5,714	5.57%	28,500	4.20%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

Total	$124,643	4.27%	$122,500	4.29%

7.	The following table shows the weighted average number of shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009		March 31, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,918,859	$0.06	5,909,425	$0.45
Effect of dilutive securities, stock options	—	—	1,997	—

Diluted earnings per share	5,918,859	$0.06	5,911,422	$0.45

At March 31, 2009 and 2008, respectively, options to acquire 304,312 shares and 235,637 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

8.	On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 35,443 shares still available under the 2003 Plan.

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

For the three month period ended March 31, 2009 and 2008, stock option and restricted stock compensation expense of $68 thousand and $74 thousand, respectively was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through March 31, there have been no awards issued in 2009. The weighted average estimated fair value of stock options granted in the year 2008 was $3.62. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

	2008	2007	2006
Dividend rate:	2.82%	2.82%	2.97%
Price Volatility:	33.25%	32.89%	22.94%
Risk-free interest rate:	3.56%	4.56%	4.65%
Expected life:	7 Years	7 Years	10 Years

The dividend rate is calculated as the average quarterly dividend yield on our stock for the past seven years by dividing the quarterly dividend by the average daily closing price of the stock for the period. Volatility is a measure of the standard deviation of the daily closing stock price plus dividend yield for the same period. The risk-free interest rate is the seven-year Treasury strip rate on the date of the grant. The expected life of options granted in 2008 was calculated using the simplified method whereby the vesting period and the contractual period are averaged.

Stock option plan activity for the three months ended March 31, 2009 is summarized below:

			Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
		2009
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	304,312	$19.49
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	304,312	19.49	6.8	none

Options exercisable at March 31, 2009	92,725	21.68	4.5

As of March 31, 2009, there was $427 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 1.9 years. There were no options granted in the three month periods ended March 31, 2009 or 2008. There were no shares exercised in the three month periods ended March 31, 2009 or 2008.

We awarded 15,000 shares of restricted stock to employees on December 20, 2007. One half of these shares are subject to time vesting at 20% per year over a five–year period. At March 31, 2009 there was $61 thousand of total unrecognized compensation related to the time-vested awards. The other half of the restricted share award is performance based and will vest on June 30, 2010 if, and only if, 2009 financial achievements of the Company meet very aggressive targets. Given the aggressive targets for the performance-based award, the Company does not anticipate these awards to vest and therefore no compensation expense has been recorded to date on these awards. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share. For the three months ended March 31, 2009 and 2008, restricted stock compensation expense of $6 thousand and $7 thousand, respectively, was included in salary and benefit expense.

9.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31
	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$165	$229
Interest cost	191	192
Expected return on plan assets	(179)	(267)
Amortization of prior service cost	5	5
Amortization of net obligation at transition	—	1
Net (gain) / loss	53	(1,328)

Net periodic benefit cost	$235	$(1,168)

*	Note: $1.3 million was booked as a gain in the noninterest income category in the first quarter of 2008 while $160 thousand was booked as expense in the first quarter of 2008 and $161 thousand in the first quarter of 2009.

We made our required 2008 fiscal year contribution to the pension plan in December 2008 in the amount of $642 thousand. We project that we will make a contribution of $941 thousand in 2009.

10.	SFAS No. 157, Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

		Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$155,353	$—	$155,353	$—

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

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe that the fair value component in our valuation or OREO follows the provisions of SFAS No. 157.

The following table summarizes our financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2009.

		Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$17,372	$—	$12,586	$4,786
Other real estate owned	383	—	—	383

11.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Due to the announced acquisition of First Capital Bancorp, Inc, the Company expects the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Due to the announced acquisition of First Capital Bancorp, Inc, the Company expects the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. Adoption of FSP FAS 157-4 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-

than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not anticipate the adoption of FSP FAS 115-1 and FAS 124-2 having a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. Implementation of SAB 111 is not expected to have a material impact on our consolidated financial statements.

12.	The following table displays detail of comprehensive income for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Net income	$381	$2,672
Unrealized gains (losses) on securities available for sale, net of tax expense $1.238 million	(2,258)	(1,585)
Less: reclassification adjustment, for gain on sale of available for sale securities net of tax, $3	(6)	(27)
Add: reclassification adjustment for loss on impairment of securities, net of tax of $5	16	—

Total comprehensive income (loss)	$(1,867)	$1,060

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about our major components of the results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the 2008 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

We provide a broad range of personal and commercial banking services including commercial, consumer and real estate loans. We complement our lending operations with an array of retail and commercial deposit products and fee-based services. Our services are delivered locally by well-trained and experienced bankers whom we empower to make decisions at the local level so that they can provide timely lending decisions and respond promptly to customer inquiries. We believe that, by offering our customers personalized service and a breadth of products, we can compete effectively as we expand within our existing markets and into new markets.

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

Goodwill totaled $16.0 million at both March 31, 2009 and December 31, 2008. Based on the testing of goodwill for impairment, no impairment charges have been recorded. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $431 thousand and $503 thousand, at March 31, 2009 and December 31, 2008, respectively, and are included in other assets.

As discussed above in Note 1, subsequent to the filing of an 8-K with our first quarter earnings press release dated April 17, 2009, an accounting rule change was implemented that reduced our net income available to common shareholders. This rule change requires dividends on the cumulative preferred stock issued to the U. S. Treasury in January 2009 to be treated for accounting purposes as a preferred dividend for the full period outstanding in the quarter as opposed to the interim period for which the dividend was declared and payable. This action increased our effective preferred stock dividend from $120 thousand to $343 thousand, decreasing net income available to common shareholders from $603 thousand to $381 thousand and decreasing earnings per common share from $0.10 to $0.06

OVERVIEW

First quarter results for 2009 reflect the impact of continued volatility and uncertainty in the world economic environment. Our financial statements reflect the local impact of this recession with large increases in federal funds sold, a decline in loan growth, a large increase in loan loss provision, increased collection expense, an increase in OREO, increases in deposits as investors look for safe havens to store their cash, lower interest income as a result of the rapid rate declines in 2008, decreasing noninterest income and an increase in noninterest expense primarily as a result of our branch expansion last year. These changes are not limited to just our bank. Community banks including our Company rely primarily on earnings from lending in the local markets that they serve. Community banks are living with the hardship of their customers and neighbors and being impacted by the slowing of loan payments resulting in deterioration in asset quality.

On January 9, 2009 Eastern Virginia Bankshares, Inc. issued 24,000 shares of preferred stock to the U. S. Treasury. The Company had applied for funds under the TARP Capital Purchase Plan (“CPP”). This funding increases the capital level at both the holding company and the bank. The agreement also requires us to pay a 5% dividend on the preferred stock for the first five years, then increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition we issued a warrant to the U. S. Treasury giving them the right to purchase 373,832 shares of our common stock at $9.63 per share for up to 10 years. These funds put an already well capitalized company in a stronger position. Management continues to evaluate the impact to the Company if we repay these funds early.

Subsequent to quarter end, management announced on April 3, 2009, a definitive merger agreement with First Capital Bancorp, Inc. (“FCVA”) in the Richmond marketplace This strategic alliance of a strong retail business with a strong commercial business, expected to close in late 2009, should offer the new Company a stronger earnings base as we look forward to 2010. Both Companies are well capitalized.

Net income available to common shareholders for the first quarter of 2009 was $381 thousand compared to $2.7 million in the first quarter of 2008. This decline was the result of a number of factors, some of which were planned for and others that resulted from the rapid descent of the financial markets in the second half of 2008. Interest income and expense decreased, resulting in a net interest income decline of $641 thousand. While average earning assets grew $128.3 million over their 2008 balances, $104.4 million of the growth was in loans that were priced lower than the previous portfolio rate and $35.7 million was in Federal funds sold which earned 0.24% compared to 2.76% at this time in 2008. Average interest bearing liabilities balances increased $138.2 million which was $9.9 million more than loan growth. The rate impact on these balances caused much of the earnings decline in the quarter. In addition loan income was hurt by an average of $15.6 million in nonaccrual loans that lowered our yield on the loan portfolio. Investment income declined partially from lower rates on new investments but more from the Treasury conservatorship of the FNMA and FHLMC which eliminated our agency preferred stock dividends and the cessation of dividends from the Atlanta FHLB. During the first quarter of 2009, management increased the loan loss provision 100% compared to the first quarter of 2008. Management considered this action prudent considering deterioration in asset quality. Noninterest income decreased $1.1 million primarily from a $1.0 million of nonrecurring net gains in the first quarter of 2008. Finally, our branch expansion and some infrastructure changes in 2008 resulted in an increased noninterest expense.

Looking to the rest of the year, we anticipate the federal government’s economic stimulus plan will help revive loan demand and we have developed some new loan products to assist customers in bridging the credit crunch. On a linked quarter basis, interest expense on deposits in the first quarter of 2009 was $130 thousand less than in the fourth quarter of 2008. Over the remainder of the year we anticipate net interest margin improvement as repricing of deposits should exceed repricing of loans. The Federal Reserve is focused on reviving the economy and there are some signs of deflation in recent reports, so we do not anticipate any major rate changes unless inflation is rekindled by an economic expansion. The TARP money has enhanced our capital position as the parent infused the bank with $20 million more of regulatory capital. We anticipate increased loan losses in the short run and have prepared for that expectation. We have quality individuals managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.

Financial Condition

Return on average assets (ROA) for the first quarter of 2009 declined to 0.14%, compared to 1.15% in the same quarter of 2008, and return on average equity (ROE) declined to 1.56% compared to 11.63% for the quarter ended March 31, 2008. While operating net income was $723 thousand, the subtraction of $342 thousand in effective preferred dividends, further lowered the numerator in this ratio.

Total assets at March 31, 2009 were $1.10 billion, up $46.7 million, or 4.4%, from $1.05 billion at year-end 2008 and up $80.5 million, or 7.9% from March 31, 2008, when total assets were $1.02 billion. This increase is the result of strong deposit growth, particularly in the first quarter of 2009 and the addition of $24 million from the issuance of preferred stock. Loan growth for the first quarter of 2009 was $9.8 million, or 1.2% compared to the 2008 year-end balance. For the quarter, total average assets were $1.08 billion, an increase of 15.6% compared to $931.4 million in the first quarter of 2008. For the quarter ending March 31, 2009, average total loans, net of unearned income were $824.3 million, an increase of $104.4 million, or 14.5%, from $719.9 million in the same quarter of 2008. At March 31, 2009, net loans as a percent of total assets were 74.5%, as compared to 76.9% at December 31, 2008. While this portfolio should be able to generate a strong earnings stream, the current economic uncertainty overshadows our near term earnings.

At March 31, 2009, the investment portfolio totaled $164.3 million, a decrease of $16.6 million from $180.9 million at March 31, 2008 and an increase of $2.4 million from $161.9 million at year-end 2008. Interest rates during the first quarter of 2009 were fairly steady and low compared to the same quarter in the prior year. Our unrealized losses especially in pooled trust preferred and corporate securities increased compared to year-end 2008 balances. We continue to monitor the payment streams of these instruments focusing on the deferred payments and defaulted payments. For more detail, see the securities note earlier in the document. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. Management, recognizing the potential liquidity impact that the increase in unrealized losses could have, opted to participate in the TARP Capital Purchase Program to assist in our loan growth and provide an extra cushion in the event that we have additional impairment on our securities.

Total deposits of $852.6 million at March 31, 2009 represented an increase of $39.1 million, or 4.8%, from $813.5 million at year-end 2008 and an increase of $89.2 million, or 11.7%, from $763.4 million at March 31, 2008. The cost of deposits continues to decrease, and we anticipate that it will drop more as large blocks of certificates of deposit reprice, bringing the loan to deposit spread back to a more normal level. All deposit prices are evaluated frequently by our asset liability committee and adjusted as needed to reflect the competitive rate environment.

FHLB borrowings at March 31, 2009 totaled $124.6 million, a $10.0 million, or 7.4%, decrease compared to $134.6 million at December 31, 2008 and an $11.4 million decrease from $136.1 million at March 31, 2008. With the large balance in Federal funds sold, we do not anticipate additional borrowing this year. Over the remainder of the year, we expect to cover our funding needs by attracting lower cost deposits and anticipate maturing certificates of deposit will re-price at lower rates.

SFAS No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets. The securities portion was a $14.1 million loss at March 31, 2009 an increase of $2.3 million from an $11.8 million loss at December 31, 2008 and an increase of $9.6 million from a $4.5 million loss at March 31, 2008. The unrealized loss on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes. Also included in this line item is a $3.2 million loss related to the market decrease in the value of the pension plan (SFAS No. 158).

RESULTS OF OPERATIONS

Net Income

With the addition of the preferred stock on our balance sheet, we need to analyze income on two levels: income from operations and income available to common shareholders. Preferred dividends and accretion of discount on the preferred stock are recorded before any dividends can be paid to the common stock holders.

As noted earlier, net income available to common shareholders was $381 thousand compared to $2.7 million in the first quarter of 2008. Diluted earnings per common share decreased 86.7% to $0.06, compared to $0.45 for the same quarter in 2008. Approximately $1.03 million (pretax), or $0.11 per share after tax, of the 2008 first quarter net income was the result of nonrecurring items. Net interest income decreased $641 thousand for the quarter ended March 31, 2009, when compared to the same period in 2008. The decrease in net interest income for the first quarter 2009 was the result of loan interest income declining $550 thousand, securities income down $185 thousand and dividend income decreasing $111 thousand. These declines were the result of loans repricing in a lower rate environment, the loss of FNMA and FHLMC securities income and the loss of the FHLB dividend. Interest on interest bearing liabilities declined $189 thousand to offset some of the interest income decline. The impact of the material decline in interest income with less decline in deposit expense compressed the loan deposit interest spread. The final major earning asset, Federal funds sold, had average balances of $36.6 million with a yield of only 0.24%, earned $22 thousand in the first quarter. As we invest this large pool of funds in higher earning assets and as deposit expense continues to fall with deposit funds repricing at lower rates, the squeeze on our margin in the first quarter should relax as we go through the remainder of the year. In addition to the margin contraction, management added $450 thousand more provision for loan loss expense to end the first quarter 2009 at $900 thousand compared to $450 thousand in 2008 first quarter.

Noninterest income for the first quarter 2009 was $1.6 million, compared to $2.7 million in 2008’s first quarter, a decline of $1.1 million, or 41.4%. Excluding the impact of the 2008 nonrecurring gain mentioned above, noninterest income was down $72 thousand at $1.6 million for the first quarter 2009 compared to an adjusted $1.6 million for the same period in 2008. Deposit fees declined $31 thousand and investment fees were down $31 thousand. Securities impairment declined $284 thousand, as we had a $16 thousand impairment charge in the first quarter of 2009.

Noninterest expense rose $784 thousand, or 11.9%, to $7.4 million for the three months ended March 31, 2009, compared to $6.6 million in the comparable period of 2008, as all categories, except marketing and advertising, increased. Part of this increase is caused by the impact of a full quarter of operating expense from the Millennium branches purchased in the first quarter of 2008. Salary expenses increased $307 thousand to $4.0 million at March 31, 2009 compared to $3.7 million in 2008. FDIC expense increased $225 thousand, or 300%, compared to the same period in 2008.

Net Interest Income

Our primary source of income is net interest income which on a fully tax equivalent basis totaled $7.7 million for the first quarter of 2009, a $637 thousand decrease from $8.4 million in the first quarter of 2008. Average earning assets for the quarter ended March 31, 2009 were $1.0 billion an increase of $128.3 million compared to $877.7 million for the same period in 2008. Average loans increased $104.4 million, or 14.5%. Average securities decreased $11.8 million, or 7.5%. Average federal funds sold increased $35.7 million, or over 4,000%, for the first quarter of 2009, reflecting the increase in deposits, the slowing of loan growth and the influx of the TARP money. The fully tax equivalent net interest margin for the three-month period ended March 31, 2009 was 3.12% compared to 3.84% for the same quarter in 2008. For the quarter ended March 31 2009, the yield on earning assets declined 116 basis points to 5.69%, compared to 6.85% for the first quarter of 2008, and the cost of interest bearing liabilities was down 63 basis points to 2.95% from 3.58% in the same period in 2008. This 72 basis point decrease in earnings in our net interest margin equates to approximately $7.2 million on an annualized basis, or over $1.8 million in the first quarter. In addition, we had an increased balance in nonaccruing loans which further lowered interest income. Our decrease in funding costs is across the board with decreases in all interest bearing deposit categories. For the three months ended March 31, 2009, the average balances for all interest bearing liabilities, except savings and fed funds purchased, increased. The notes in the following schedule show the derivation of the tax equivalent amount which is added to GAAP net interest income.

Tables that disclose fully tax equivalent net interest income calculations for the three-month period ended March 31, 2009 and 2008 follow:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$104,194	$1,278	4.97%	$115,657	$1,581	5.50%
Tax exempt (1)	40,909	602	5.97%	41,233	591	5.76%

Total securities	145,103	1,880	5.25%	156,890	2,172	5.57%
Federal funds sold	36,578	22	0.24%	875	6	2.76%
Loans, net of unearned income (2)	824,339	12,215	6.01%	719,924	12,765	7.13%

Total earning assets	1,006,020	14,117	5.69%	877,689	14,943	6.85%
Less allowance for loan losses	(10,727)			(8,139)
Total non-earning assets	81,425			61,809

Total assets	$1,076,718			$931,359

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$161,749	$718	1.80%	$127,831	$627	1.97%
Savings	71,801	148	0.84%	75,851	185	0.98%
Money market savings	71,244	419	2.39%	42,800	259	2.43%
Large dollar certificates of deposit (3)	182,472	1,647	3.66%	127,431	1,485	4.69%
Other certificates of deposit	250,396	1,962	3.18%	217,819	2,340	4.32%

Total interest-bearing deposits	737,662	4,894	2.69%	591,732	4,896	3.33%
Federal funds purchased	573	1	0.71%	4,413	36	3.28%
Other borrowings	137,397	1,474	4.35%	141,337	1,626	4.63%

Total interest-bearing liabilities	875,632	6,369	2.95%	737,482	6,558	3.58%
Noninterest-bearing liabilities
Demand deposits	90,866			94,145
Other liabilities	11,350			7,556

Total liabilities	977,848			839,183
Shareholders’ equity	98,870			92,176

Total liabilities and shareholders’ equity	$1,076,718			$931,359

Net interest income		$7,748			$8,385

Interest rate spread (4)			2.74%			3.27%
Interest expense as a percent of average earning assets			2.57%			3.01%
Net interest margin (5)			3.12%			3.84%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The tax equivalent adjustment for the quarter is $184 thousand, compared to $181 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income excluding net realized gains or losses on securities sales was $1.6 million for the first quarter of 2009 compared to $2.6 million income for the same quarter in 2008. Prior year noninterest income was aided by a nonrecurring $1.3 million actuarial gain from our pension plan conversion partially offset by a $300 thousand securities impairment. Core noninterest earning categories showed a decline mostly related to the economic environment. Service charges on deposit accounts for the quarter ended March 31, 2009 were $934 thousand, a decline of $31 thousand compared to $965 thousand for the comparable period in 2008. Overdraft and NSF fees decreased $37 thousand from the first quarter 2008 reflecting a change of customer attitude in this depressed economy. Debit and credit card fees increased $13 thousand, or 5.1%, to $269 thousand compared to $256 thousand in the first quarter of 2008. The rate of increase has slowed compared to the double-digit increases of the last couple of years, again reflecting our customers conservative stance in our current economic environment. Other operating income was declined $35 thousand to $327 thousand for the first quarter of 2009 compared to $362 thousand in the same period in 2008 with mostly offsetting increases and decreases in the various categories. Management believes the decline in these income flows reflect the caution utilized by our customer base in this depressed economy.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense was $7.4 million for the quarter ended March 31, 2009, an increase of $784 thousand, or 11.9%, compared to $6.6 million in the same quarter of 2008. There were increases in all the identified categories, except marketing and advertising which declined $47 thousand, primarily from having no new branch opening expenses in the 2009 quarter. Salaries and benefits increased $307 thousand to $4.0 million in the first quarter of 2009 compared to $3.6 million in the same quarter in 2008. Occupancy expense increased $100 thousand to $1.2 million compared to $1.1 million in the same quarter in 2008. Telephone expense increased $77 thousand and other operating expenses rose $122 thousand to $290 thousand and $1.4 million respectively. These increases in the first quarter 2009, compared to first quarter 2008, included $106 thousand that was the result of the full impact of the two new branches purchased late in March 2008 and the relocation of two branches to larger, more modern facilities. In addition, $103 thousand of the salary and benefit increase comes from higher group insurance expense. After salaries and benefits, the single highest increase was in FDIC expense at $300 thousand, up 300%, or $225 thousand, compared to $75 thousand for the first quarter 2008. This expense will increase significantly more in the second quarter of 2009 when in addition to the raised rate, a special assessment will be levied on all banks insured by the FDIC at a rate not yet finalized.

Income Taxes

Income tax expense for the quarter ended March 31, 2009 was $119 thousand compared to $1.1 million for the same period in 2008 reflecting the effect of lower net interest income and the increased reserve for loan loss. The effective tax rate for the quarter was 14.5% and 28.0% for the three months ended March 31, 2009 and 2008, respectively.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $20.9 million at March 31, 2009, $16.7 million at December 31, 2008 and $5.3 million at March 31, 2008. This increase is the result of a depressed economy that has put record numbers of people out of work, making their ability to pay on formerly good paying loans a challenge. The weak real estate market, which has slowed sales of homes, has caused our Other Real Estate Owned (“OREO”) properties to stay in a nonperforming status for a longer period of time. Nonperforming assets are composed largely (92.3%) of loans secured by real estate in the Company’s market area and repossessed properties in our OREO balances. Nonaccrual loans at

March 31, 2009 were $17.2 million. In the first quarter of 2009, OREO increased $383 thousand from $560 thousand at year-end 2008 to $943 thousand at the end of March 2009. Currently, we have 2 homes and a developer’s property with 8 lots in our OREO inventory. We expect to recover most of the current balance in this account. As more foreclosures occur in our markets, we expect our OREO balance to increase over most of 2009. The depressed economy has affected our real estate markets causing deflation in property values.

Nonaccrual loans have increased $3.6 million from $13.6 million at year-end 2008 and $13.6 million from $3.9 million at March 31, 2008. This increase reflects the impact of the various economic issues in the second half of 2008. Of the current balance of $17.2 million in nonaccrual loans, $16.9 million is secured. Within these secured loans, $15.6 million are secured by real estate, $1.1 million are secured by various commercial equipment and inventories and the remainder is covered by individual homes. Of the real estate secured loans, $10.7 million are real estate construction, $3.4 million are residential real estate and $1.5 million are commercial properties. At this point in time, despite the bargain hunter lethargic real estate market, management anticipates recovering over 90% of the value and has made increased provision allotments to cover the potential losses.

At March 31, 2009 the last component of our nonperforming loans, loans past due 90 days and accruing interest, was $2.8, million an increase of $234 thousand from year end 2008 and an increase of $2.1 million from a $734 thousand balance at March 31, 2008. Of the $2.8 million current balance, $2.7 million is secured by real estate with no losses anticipated.

While our real estate markets have been stable in the past with a very low historical loss experience, the present environment is uncharted ground, presenting a greater challenge to management. The increase in nonaccrual loans is heavily concentrated in the construction loan category and is a management focus. Nonaccrual loans include $1.1 million of loans that are current as to both principal and interest, but have been placed on nonaccrual status as an abundance of caution.

Loan charge-offs, less recoveries, amounted to $300 thousand for the first quarter of 2009 compared to $84 thousand for the same quarter in 2008, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.15% for the first quarter of 2009, compared to 0.24% for the full year 2008 and 0.05% for the first quarter 2008. Credit quality management continues to be our top priority. The lenders and our collection area are maintaining close contact with our troubled customers, but charge-offs are inevitable in this environment. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate larger provision expense as the asset quality dictates the need.

At March 31, 2009, the allowance for loan losses was $11.1 million, an increase of $600 thousand when compared to $10.5 million at December 31, 2008, and up $2.4 million, compared to $8.7 million at March 31, 2008. The increase in allowance has been dictated by the declining asset quality in our depressed economy. The allowance is a reflection of loss inherent in the portfolio and not a forecast of actual current nonperforming loans. The ratio of allowance for loan losses to total loans was 1.34% at March 31, 2009, 1.29% at 2008 year-end and 1.14% at March 31, 2008. The allowance for loan losses at March 31, 2009 included $3.4 million of specific impaired loan reserves.

At March 31, 2009, the Company reported a balance of $34.0 million in impaired loans, an increase of $9.8 million from $24.2 million at December 31, 2008 and an increase of $14.4 million from $6.4 million at March 31, 2008. The average balance of impaired loans for the three months ended March 31, 2009 was $16.3 million.

At March 31, 2009 we also had $17.6 million in loans classified as potential problem loans that were excluded from impaired and nonaccrual status. These loans are currently performing and no loss is anticipated at this time based on management’s on-going analysis. Management considers all loans that are adversely risk rated as potential problem loans. These loans are risk rated based on the borrowers’ perceived ability to comply with current repayment terms. These loans are subject to constant management and Board attention, and their status is reviewed on a regular basis. Factors that cause a loan to be adversely risk rated include:

•	Failure to provide the bank with current financial statement and tax return

•	Declining or negative earnings trends

•	Declining or inadequate liquidity

•	Concerns about the business that is intended to provide the source of repayment

•	Unfavorable competitive comparisons

•	High debt to worth ratio

•	Lack of well-defined secondary repayment source

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	March 31 2009	December 31 2008	March 31 2008
Nonaccrual loans	$17,165	$13,574	$3,533
Restructured loans	—	—	—
Loans past due 90 days and accruing interest	2,824	2,590	734

Total nonperforming loans	$19,989	$16,164	$4,267
Other real estate owned	943	560	1,079

Total nonperforming assets	$20,932	$16,724	$5,346
Nonperforming assets to total loans and other real estate	2.52%	2.04%	0.70%
Allowance for loan losses to nonaccrual loans	64.91%	77.66%	247.49%
Net charge-offs to average loans for the year	0.15%	0.24%	0.05%
Allowance for loan losses to period end loans	1.34%	1.29%	1.14%

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

With a balance of $34.3 million in Federal funds sold and the expectation of strong deposit growth in 2009, we are in a strong liquidity position as of the end of March 2009. Our FHLB borrowings declined $10 million in the first quarter of 2009. These were the only changes to our contractual obligations that would impact liquidity since the 2008 Form 10-K disclosure. At March 31, 2009, we had immediate available credit with the FHLB of $15.1 million and with nonaffiliated banks of $40.0 million. See Note 5 to the Consolidated Financial Statements in the 2008 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2008 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at March 31, 2009 was $107.3 million, or 12.96% of risk-weighted assets, and $115.9 million, or 14.00%, for total risk based capital. Our Tier 1 leverage ratio at March 31, 2009 was 10.14%. Our year-end 2008 ratios were 10.51%, 11.56% and 8.62%, respectively. Enhancing our capital ratios to support future growth is a major goal of management. While a stock offering in December 2006 allowed us to grow and maintain reasonable capital ratios over the last two years, the infusion of the TARP funds puts us in a position to handle the challenges in the near future. At March 31, 2008, these ratios were 11.47%, 12.43% and 9.67%, respectively.

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

All of the forward-looking statements made in this filing are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should also refer to risks detailed under the “Risk Factors” section included in the 2008 Form 10-K and otherwise included in our periodic and current reports filed with the Securities and Exchange Commission for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since 2008 year end as disclosed in the 2008 Form 10-K.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks continues to have a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31 of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There have been no repurchases of common stock since early 2008. There is no stated expiration date for the Plan. No shares were repurchased in the first quarter of 2009. A stipulation of the TARP agreement restricts the company from repurchasing common stock without first obtaining Treasury approval.

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 3.1 –	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed January 13, 2009).

Exhibit 4.1 –	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed January 13, 2009).

Exhibit 4.2 –	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed January 13, 2009).

Exhibit 10.1 –	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 13, 2009).

Exhibit 10.2 –	Form of Waiver agreement between the Senior Executive Officers and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 13, 2009).

Exhibit 10.3 –	Form of Consent agreement between the Senior Executive Officers and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 13, 2009).

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: May 6, 2009

Exhibit Index

Exhibit 3.1 –	Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed January 13, 2009).

Exhibit 4.1 –	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed January 13, 2009).

Exhibit 4.2 –	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed January 13, 2009).

Exhibit 10.1 –	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 13, 2009).

Exhibit 10.2 –	Form of Waiver agreement between the Senior Executive Officers and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 13, 2009).

Exhibit 10.3 –	Form of Consent agreement between the Senior Executive Officers and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 13, 2009).

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer