Form 10-Q/A
period 2009-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2009-06-25
CIK 1047170

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

EXPLANATORY NOTE

This amendment No. 1 to the Quarterly Report on Form 10-Q by Eastern Virginia Bankshares, Inc. for the period ended March 31, 2009 that was originally filed with the Securities and Exchange Commission (“SEC”) on May 6, 2009 is being filed solely to correct an inadvertent miscalculation of certain risk based capital figures in the original filing. Specifically, the following figures were adjusted to correct the “Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 1: the risk-based capital ratio for Tier 1 capital was adjusted from 12.96% to 12.85%, the total risk based capital was adjusted from $115.9 million to $116.0 million and the risk-based capital ratio for total capital was adjusted from 14.00% to 13.89%. No other information in the Form 10-Q for the quarter ended March 31, 2009 is being amended by this Amendment No. 1 and this amendment continues to speak as of the period ending date in the original filing of the Form 10-Q.

For convenience, the entire Quarterly Report on Form 10-Q for the period ended March 31, 2009 has been re-filed in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, we have filed updated Exhibits 31.1, 31.2, 32.1 and 32.2.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q/A

Amendment No. 1

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

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at March 31, 2009 was $107.3 million, or 12.85% of risk-weighted assets, and $116.0 million, or 13.89%, for total risk based capital. Our Tier 1 leverage ratio at March 31, 2009 was 10.14%. Our year-end 2008 ratios were 10.51%, 11.56% and 8.62%, respectively. Enhancing our capital ratios to support future growth is a major goal of management. While a stock offering in December 2006 allowed us to grow and maintain reasonable capital ratios over the last two years, the infusion of the TARP funds puts us in a position to handle the challenges in the near future. At March 31, 2008, these ratios were 11.47%, 12.43% and 9.67%, respectively.

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

Date: June 25, 2009

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