Form 10-Q
period 2009-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2009-08-07
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non- accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of August 7, 2009 was 5,923,955

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and due from banks	$15,160	$13,214
Interest bearing deposits with banks	14,027	—
Federal funds sold	3,273	—
Securities available for sale, at fair value	168,807	161,879
Loans, net of unearned income	832,771	819,266
Allowance for loan losses	(11,487)	(10,542)

Total loans, net	821,284	808,724
Deferred income taxes	13,543	12,930
Bank premises and equipment, net	19,827	20,806
Accrued interest receivable	4,146	4,050
Other real estate	4,284	560
Goodwill	15,970	15,970
Other assets	17,681	13,230

Total assets	$1,098,002	$1,051,363

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$92,514	$90,090
Interest-bearing deposits	755,757	723,443

Total deposits	848,271	813,533
Federal funds purchased and Repurchase Agreements	671	3,593
Federal Home Loan Bank advances (FHLB)	123,929	134,643
Trust preferred debt	10,310	10,310
Accrued interest payable	2,349	2,512
Other liabilities	11,413	8,743

Total liabilities	996,943	973,334

Shareholders’ Equity
Preferred stock of $2 par value per share, authorized 10,000,000, issued and outstanding 2009: Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred, 2008 none	24,000	—
Common stock of $2 par value per share, authorized 50,000,000, issued and outstanding 5,929,155 and 5,867,985 including 11,700 and 13,500 novested shares, respectively	11,835	11,798
Common stock surplus	18,739	18,456
Retained earnings	59,950	62,804
Warrant	1,481	—
Discount on preferred stock	(1,338)	—
Accumulated other comprehensive (loss), net	(13,608)	(15,029)

Total shareholders’ equity	101,059	78,029

Total liabilities and shareholders’ equity	$1,098,002	$1,051,363

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans and fees on loans	$12,836	$12,955	$25,051	$25,720
Interest on investments:
Taxable interest income	1,262	1,478	2,540	2,949
Tax exempt interest income	485	423	903	833
Dividends	40	145	40	256
Interest on deposits with banks	15	—	15	—
Interest on federal funds sold	18	30	40	36

Total interest and dividend income	14,656	15,031	28,589	29,794
Interest Expense
Deposits	5,019	5,198	9,913	10,094
Federal funds purchased and repurchase agreements	3	17	4	54
Interest on FHLB advances	1,340	1,431	2,693	2,865
Interest on trust preferred debt	102	146	223	337

Total interest expense	6,464	6,792	12,833	13,350

Net interest income	8,192	8,239	15,756	16,444
Provision for Loan Losses	750	1,300	1,650	1,750

Net interest income after provision for loan losses	$7,442	$6,939	$14,106	$14,694
Noninterest Income (Loss)
Service charges and fees on deposit accounts	948	1,016	1,882	1,981
Debit/ credit card fees	315	292	584	548
Gain on sale of available for sale securities, net	29	2	37	44
Impairment losses - securities (1)	(3,922)	—	(3,922)	(300)
Actuarial gain - pension curtailment	—	—	—	1,328
Gain on sale of fixed assets	—	124	—	128
Gain on sale of OREO	7	—	25	—
Other operating income	354	500	682	862

Total noninterest income (loss)	(2,269)	1,934	(712)	4,591

Noninterest Expenses
Salaries and benefits	3,871	3,887	7,867	7,576
Occupancy and equipment expense	1,343	1,156	2,535	2,247
Telephone	150	275	440	489
FDIC expense	807	108	1,107	183
Franchise tax expense	136	128	279	254
Marketing and advertising	199	150	376	374
Merger related expenses	308	—	308	—
Other operating expenses	1,222	1,355	2,503	2,531

Total noninterest expenses	8,036	7,059	15,415	13,654

Income (loss) before income taxes	(2,863)	1,814	(2,021)	5,631
Income Tax Expense (Benefit)	(1,092)	560	(973)	1,705

Net income (loss)	$(1,771)	$1,254	$(1,048)	$3,926
Effective dividend on preferred stock	372	—	714	—

Net Income (loss) available to common shareholders	(2,143)	1,254	$(1,762)	$3,926

Earnings(loss) per share: basic	$(0.36)	$0.21	$(0.30)	$0.67
diluted	$(0.36)	$0.21	$(0.30)	$0.67
Dividends per share, common	$0.05	$0.16	$0.21	$0.32

(1)	The total of other-than-temporary impairment losses on securities in the three and six months ended June 30,2009 is $4.317 million of which $395 thousand has been recognized in other comprehensive loss, and impairment losses of $3.922 million have been recognized in earnings in the quarter ended June 30, 2009.

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(1,048)	$3,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,138	1,087
Investment amortization / (accretion), net	87	30
Provision for loan losses	1,650	1,750
(Gain) realized on available for sale securities’ transactions, net	(37)	(44)
(Gain) on sale of real estate OREO	(25)	(128)
(Gain) on pension curtailment	—	(1,328)
Impairment loss on securities	3,922	300
(Gain) on LLC investment	(10)	(130)
Stock based compensation	142	147
Change in assets and liabilities:
(Increase) in other assets	(5,874)	(301)
Increase (decrease) in other liabilities	2,507	(795)

Net cash provided by operating activities	2,452	4,514
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	939	5,624
Proceeds from maturities, calls, and paydowns of securities	57,937	55,656
Purchase of debt securities	(67,899)	(76,352)
Purchase/retirement of restricted stock, net	293	(812)
Net increase in loans	(17,935)	(32,271)
Acquisition of branches	—	33,995
Sale of fixed assets	—	209
Improvement to Other Real Estate		(99)
Purchases of bank premises and equipment	(159)	(2,354)

Net cash (used in) investing activities	(26,824)	(16,404)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	57,444	14,047
Net (decrease) in certificates of deposit	(22,705)	(8,262)
Repurchases and retirement of common stock	—	(1,237)
Issuance of preferred stock under TARP CPP	24,000	—
Issuance of common stock under dividend reinvestment plan	177	217
Dividends declared	(1,662)	(1,891)
(Decrease) in federal funds purchased & repurchase agreements	(2,922)	(599)
Increase (decrease) in FHLB advances	(10,714)	8,286

Net cash provided by financing activities	43,618	10,561

Increase (Decrease) in cash and cash equivalents	19,246	(1,329)
Cash and cash equivalents
Beginning of period	13,214	18,384

End of period	32,460	17,055

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	12,997	12,911
Income taxes	171	1,566
Unrealized gain/(loss) on securities available for sale	(2,187)	(5,212)

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at June 30, 2009. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

Eastern Virginia Bankshares, Inc., based in Tappahannock, VA is the parent company of EVB. EVB operates 25 retail branches in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King William, Lancaster, Middlesex, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Subsidiaries of EVB include EVB Investments, EVB Mortgage and EVB Title. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

We were organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became our wholly owned subsidiaries. The transaction was accounted for using the pooling-of-interests method of accounting. We opened our third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, Virginia. On April 24, 2006, we completed the conversion to a one-bank holding company by merging the three banking subsidiaries and the new bank began operating under the name “EVB”. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

On April 3, 2009, Eastern Virginia Bankshares, Inc. announced a merger agreement with First Capital Bancorp located in the Richmond market. This will be a strategic alliance which will match up their strong commercial business with our strong retail experience. The merger is expected to take place in the fourth quarter of 2009 and is projected to be accretive to 2010 earnings. (See 8-K with the press release issued April 3, 2009.)

The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Our amortized cost and estimated fair values of securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$26,221	$458	$78	26,601
Mortgage-backed and CMO securities	73,332	1,406	294	74,444
State and political subdivisions - taxable	877	21	—	898
State and political subdivisions - tax exempt	49,140	380	1,151	48,369
Pooled trust preferred securities	15,426	—	13,960	1,466
FNMA and FHLMC preferred stock	77	32	—	109
Corporate securities	10,810	55	2,886	7,979
Restricted securities	8,941	—	—	8,941

Total	$184,824	$2,352	$18,369	$168,807

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$33,149	$540	$70	$33,619
Mortgage-backed and CMO securities	68,351	1,307	506	69,152
State and political subdivisions	39,376	753	888	39,241
Pooled trust preferred securities	19,075	—	15,493	3,582
FNMA and FHLMC preferred stock	94	—	—	94
Corporate securities	10,802	—	3,845	6,957
Restricted securities	9,234	—	—	9,234

Total	$180,081	$2,600	$20,802	$161,879

There are no securities classified as “Held to Maturity” or “Trading”.

At June 30, 2009, investments in an unrealized loss position that were temporarily impaired were as follows:

	June 30, 2009
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
Description of Securities	Value	Loss		Value	Loss		Value	Loss
Obligations of U. S. Government agencies	$11,948	$78		$—	$—		$11,948	$78
Mortgage-backed and CMO securities	11,386	186		6,015	108		17,401	294
States and political subdivisions - tax exempt	16,769	424		7,368	727		24,137	1,151
Pooled trust preferred securities			(1)	1,281	7,129	(1)	1,281	7,129
Corporate securities	—	—		5,427	2,886		5,427	2,886

	$40,103	$688	(1)	$20,091	$10,850	(1)	$60,194	$11,538

Note:(1) Other Than Temporary Impaired securities are excluded from this table.

Bonds with unrealized loss positions of less than 12 months duration at June 30, 2009 included 2 federal agency, 13 mortgage-backed securities and 32 municipal bonds. Securities with unrealized losses of 12 months or greater duration included 2 mortgage-backed securities, 4 collateralized mortgage securities, 11 corporate bonds, and 3 pooled trust preferred securities. The unrealized loss positions at June 30, 2009 were primarily related to the widened market spreads for mortgage backed and corporate securities and lack of an orderly market for trust preferred securities. Holdings of GMAC contained unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of June 30, 2009, we held $3.0 million in GMAC bonds. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Based on this analysis, we recorded a $300 thousand impairment charge on the GMAC holdings in March 2008. Given the attractive yield and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the remaining unrealized loss is temporary. GMAC is a participant in the Treasury’s TARP Capital Purchase Program (“CPP”).

The 3 trust preferred issues with losses include 2 pooled trust preferred securities secured by debt of banks and insurance companies, primarily banks, and 1 similar issue consisting solely of bank borrowings. One of these trust preferred issues is the senior A tranche rated A3 by Moody’s, while the other 2 issues are the D “mezzanine” tranche rated BB by Fitch at time of issue, but downgraded to a CC rating by Fitch in the second quarter of 2009.

Because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before a recovery of unrealized losses, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $7.5 million at June 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security that is carried at cost because there is no market for the stock other than the FHLB’s or member institutions. Therefore, when evaluating FHLB stock for impairment its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and in some instances repurchase of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized.

As of June 30, 2009, we determined that it was necessary, following other than temporary impairment (“OTTI) requirements, to write down the cost basis of four pooled trust preferred securities through the income statement as an impairment charge of $3.922 million. The primary factor used to determine the credit portion of the impairment through the income statement for these securities was the discounted present value of projected cash flow where that present value of cash flow was less than the amortized cost basis of the securities. The present value of cash flow was developed using an EITF 99-20 model that considered performing collateral ratios, the level of subordination to senior tranches of the securities, credit ratings of and projected credit defaults in the underlying collateral. Additional information concerning the impaired pooled trust preferred holdings as of June 30, 2009 is presented in the table below:

		Discounted Present Value of Projected Cash Flow		Impairment	Percent of Underlying Collateral	Percent of Underlying Collateral	Percent of Underlying Collateral	June 30, 2009 Fitch
Security	Cost	Amount	Percentage	Loss	Performing	in Deferral	in Default	Rating
Pretsl XXIV	$2,548	$707	28%	$(1,841)	79.41%	17.83%	2.76%	CC
Pretsl XXV	2,547	1,093	43%	(1,454)	79.41%	13.46%	6.84%	CC
Pretsl XXVI	2,052	1,781	87%	(271)	79.70%	9.75%	6.74%	CC
Pretsl XXVII	3,791	3,435	91%	(356)	83.51%	11.59%	2.30%	CC

	$10,938	$7,016		$(3,922)

The total unrealized loss on the pooled trust preferred securities with OTTI impairment loss was $10.75 million at June 30, 2009. The OTTI impairment loss has decreased the amortized cost by $3.92 million. The remaining $6.83 million discount of market value compared to amortized cost, net of deferred tax of $2.39 million, has decreased accumulated other comprehensive income (loss) by $4.44 million.

At December 31, 2008 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$20,000	$—	$930	$70	$20,930	$70
Mortgage-backed and CMO securities	8,325	87	5,054	419	13,379	506
States and political subdivisions	14,643	888	—	—	14,643	888
Pooled trust preferred securities	736	197	2,846	15,296	3,582	15,493
FNMA and FHLMC preferred stock	—	—	—	—	—	—
Corporate securities	2,960	536	3,997	3,309	6,957	3,845

	$46,664	$1,708	$12,827	$19,094	$59,491	$20,802

3.	Our loan portfolio was composed of the following at the dates indicated:

	(unaudited) June 30	(audited) December 31	(unaudited) June 30
(Dollars in thousands)	2009	2008	2008
Commercial, industrial and agricultural loans	$75,996	$69,024	$67,582
Residential real estate mortgage loans	385,241	372,067	350,181
Real estate construction loans	93,287	102,837	127,080
Commercial real estate loans	228,904	221,769	193,600
Consumer loans	45,024	47,226	49,861
All other loans	4,327	6,354	1,773

Total loans	832,779	819,277	790,077
Less unearned income	(8)	(11)	(19)

Total loans net of unearned discount	832,771	819,266	790,058
Less allowance for loan losses	(11,487)	(10,542)	(9,711)

Net loans	$821,284	$808,724	$780,347

We had $25.8 million in non-performing assets at June 30, 2009 that included $8.6 million in loans past due 90 days or more but still accruing, $8.7 million in nonaccrual loans, $4.2 million in restructured loans and $4.3 million classified as OREO.

4.	Our allowance for loan losses was as follows at the dates indicated:

	(unaudited) June 30	(audited) December 31	(unaudited) June 30
(in thousands)	2009	2008	2008
Balance at beginning of year	$10,542	$7,888	$7,888
Reserve on loans acquired	—	488	488
Provision charged against income	1,650	4,025	1,750
Recoveries of loans charged off	283	554	240
Loans charged off	(988)	(2,413)	(655)

Balance at end of year	$11,487	$10,542	$9,711

Following is a summary pertaining to impaired loans:

	June 30	December 31
	2009	2008
	(in thousands)
Impaired loans for which an allowance has been provided	$18,592	$9,264
Impaired loans for which no valuation allowance has been provided	2,625	14,977

Allowance related to impaired loans	$3,639	$2,881

Average balance of impaired loans	$16,254	$8,564

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 114 amounted to $1.8 million and $15.0 million at June 30, 2009 and December 31, 2008, respectively.

5.	Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) June 30	(audited) December 31	(unaudited) June 30
	2009	2008	2008
Amortizing advances	$1,429	$2,143	$2,857
LIBOR floating advances	—	10,000	10,000
Convertible advances	122,500	122,500	122,500

Total advances	$123,929	$134,643	$135,357

The table presented below shows the maturities and potential call dates of FHLB advances. All but $1.4 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities		Callable
	Amount	Avg Rate	Amount	Avg Rate
2009	715	3.15%	85,000	4.51%
2010	5,714	5.58%	28,500	4.20%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

Total	$123,929	4.26%	$122,500	4.29%

6.	The following table shows the weighted average number of shares used in computing per share earnings (loss) and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three- and six-month periods ended June 30, 2009 and 2008.

	Three Months Ended
	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	5,914,396	$(0.36)	5,870,673	$0.21
Effect of dilutive securities, stock options	—	—	1,678	—

Diluted earnings (loss) per share	5,914,396	$(0.36)	5,872,351	$0.21

	Six Months Ended
	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	5,909,902	$(0.30)	5,890,048	$0.67
Effect of dilutive securities, stock options	—	—	1,838	—

Diluted earnings (loss) per share	5,909,902	$(0.30)	5,891,886	$0.67

At June 30, 2009 and 2008, respectively, options to acquire 284,117 shares and 234,387 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

7.	On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 55,638 shares still available under the 2003 Plan.

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

For the three- and six-month periods ended June 30, 2009 and 2008, stock option compensation expense of $63 thousand and $66 thousand and $125 thousand and $133 thousand, respectively was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through June 30, there have been no awards issued in 2009. The weighted average estimated fair value of stock options granted in the year 2008 was $3.62. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

2008
Dividend rate:	2.82%
Price Volatility:	33.25%
Risk-free interest rate:	3.56%
Expected life:	7 Years

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

Stock option plan activity for the six months ended June 30, 2009 is summarized below:

				Intrinsic
				Value of
		2009	Weighted	Unexercised
		Weighted	Average	In-the
		Average	Remaining	Money
		Exercise	Contractual	Options
	Shares	Price	Life (in years)	(in thousands)
Outstanding at beginning of year	304,312	$19.49
Granted	—	—
Exercised	—	—
Forfeited	20,195	20.21

Outstanding at June 30, 2009	284,117	19.44	6.58	none

Options exercisable at June 30, 2009	87,530	21.72	4.22

As of June 30, 2009, there was $365 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period of approximately 2.25 years. There were no options granted in the three- and six-month periods ended June 30, 2009 or 2008. There were no shares exercised in the three month or six month periods ended June 30, 2009 or 2008.

We awarded 15,000 shares of restricted stock to employees on December 20, 2007. One half of these shares are subject to time vesting at 20% per year over a five–year period. In December 2008, 1,500 of these shares vested and in April 2009, 800 shares were forfeited. At June 30, 2009 there was $45 thousand of total unrecognized compensation related to the time-vested awards. The other half of the restricted share award of which 1,000 shares have been forfeited, is performance based and will vest on June 30, 2010 if, and only if,

2009 financial achievements of the Company meet very aggressive pre-specified targets. Given the aggressive targets for the performance-based award, the Company does not anticipate these awards to vest and therefore no compensation expense has been recorded to date on these awards. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share. For the three- and six-month periods ended June 30, 2009 and 2008, restricted stock compensation expense of $11 thousand and $7 thousand and $17 thousand and $14 thousand, respectively, was included in salary and benefit expense.

8.	Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$165	$229	$330	$458
Interest cost	191	192	382	384
Expected return on plan assets	(179)	(266)	(358)	(533)
Amortization of prior service cost	5	6	10	11
Amortization of net obligation at transition	—	—	—	1
Net (gain) / loss	53	—	106	(1,328)

Net periodic benefit cost	$235	$161	$470	$(1,007)

We made our required 2008 fiscal year contribution to the pension plan in December 2008 in the amount of $642 thousand. We project that we will make a contribution of $941 thousand in 2009.

9.	SFAS No. 157, Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

		Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$159,866	$—	$159,866	$—

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

The following table summarizes our financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2009.

		Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,953	$—	$9,757	$5,196
Other real estate owned	4,124	—	—	4,124

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

At June 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$32,460	$32,460	$13,214	$13,214
Securities - available for sale	168,807	168,807	161,879	161,879
Loans, net	821,284	863,161	808,724	835,595
Accrued interest receivable	4,146	4,146	4,050	4,050

Financial liabilities:
Noninterest-bearing deposits	$92,514	$92,514	$90,091	$90,091
Interest-bearing deposits	755,757	731,959	723,442	713,498
Short-term borrowings	671	671	3,593	3,593
Federal Home Loan Bank advances	123,929	118,348	134,643	139,400
Trust preferred debt	10,310	10,765	10,310	10,868
Accrued interest payable	2,349	2,349	2,512	2,512

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

10.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS

141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company/Bank does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company/Bank does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company/Bank does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SAB’s in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

11.	The following table displays detail of comprehensive income (loss) for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended
	June 30
(dollars in thousands)	2009	2008
Net income (loss)	$(1,048)	$3,926
Unrealized gains (losses) on securities available for sale, net of tax expense	1,444	(5,183)
Less: reclassification adjustment, for gain on sale of available for sale securities, net of tax	(24)	(29)

Total comprehensive income (loss)	$372	$(1,286)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impairment of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost basis. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) we intend to sell the security or (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in earnings on the statements of income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until recovery of fair value. Other-than-temporary impairment of an equity security results in a loss that must be included in earnings on the statements of income. On a quarterly basis we review each investment security for other-than-temporary impairment based on criteria that includes cost exceeding market value by 20% or greater, the duration of the market decline, the financial health of and specific prospects for the issuer, out best estimate of the cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we could be required to sell the security before recovery.

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

Goodwill totaled $16.0 million at both June 30, 2009 and December 31, 2008. Based on the testing of goodwill for impairment, no impairment charges have been recorded. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $359 thousand and $503 thousand, at June 30, 2009 and December 31, 2008, respectively, and are included in other assets.

OVERVIEW

Second quarter results for 2009 reflect the impact of continued volatility and uncertainty in the current recessionary economic environment. Our financial statements reflect the local impact of this recession with large increases in average federal funds sold, limited loan growth, high loan loss provision, an increase in Other Real Estate Owned (“OREO”), lower interest income as a result of the rapid rate declines in late 2008, decreased noninterest income, including a securities impairment, and an increase in noninterest expense primarily as a result of our branch expansion last year. These changes are not limited to just our bank. Community banks including our Company rely primarily on earnings from lending in the local markets that they serve. Community banks are living with the hardship of their customers and neighbors and being impacted by the slowing of loan payments resulting in deterioration in asset quality. We hold pooled trust preferred debt and a significant number of banks have either deferred making interest payments on their pooled trust preferred debt or have defaulted on that debt. Deterioration of our trust preferred investments resulted in a $3.9 million impairment charge in the quarter. At June 30, the FDIC, which liquidates failed banks, assessed a special charge on all member banks, in addition to the already increased quarterly fee. These unusual occurrences have obscured the core performance of many financial institutions and potentially could continue to do so until the economy comes out of this recession.

With the Treasury Capital Purchase Program (“CPP”), banks have been put in another unusual position. They have large amounts of cash from the Treasury’s purchase of preferred stock, but nowhere to effectively invest the funds. The Federal Reserve has pushed interest rates to historic lows with the result that fed funds rates and other short-term interest rates yield approximately 0.25%, compared to the 5% dividend being paid on the Treasury investment. In an effort to deal with this issue, we have looked at other secure short term investment options to increase our earnings. While these excess funds increase our ability to lend, the recession has created a hesitation by customers to take on debt. This hesitation combined with industry wide tighter credit quality standards than a year ago has slowed demand for credit.

While we continue to be well capitalized, our financial statements reflect the local impact of these issues. In addition to the valuation issues, the increased deposit insurance expense and merger expenses, our balance sheet shows large increases in loan loss provision compared to historical levels, collection expense, OREO, past due loans and bankruptcies. In spite of all the negatives that we see around us, there are some signs that the economy is changing. Some of the leading economic indicators are sporadically moving sideways or even up. As these changes become more pronounced, the possibility of improvement in the economy becomes more likely. This may take some time to materialize, meaning we will continue to live with our hardships and those of our customers and neighbors and the impact of slower loan payments which deteriorate our asset quality.

At the beginning of the second quarter, management announced on April 3, 2009, a definitive merger agreement with First Capital Bancorp, Inc. (“FCVA”) in the Richmond marketplace. This strategic alliance is expected to close early in the fourth quarter of 2009. This business combination should enhance the position of the Company in the faster growth markets in and around Richmond, Virginia. With both companies well capitalized, the anticipation of operational savings by utilizing existing capacity and the strong skills in both businesses, management expects to see a much stronger company going into 2010. Under the purchase approach to accounting for a combination like this, all merger related expenses are recognized on the books as they occur, thereby resulting in lower earnings until the merger closes. Gains when the transaction is completed are expected to more than cover the upfront expenses.

A $3.9 million securities impairment charge, a $507 thousand FDIC special assessment and $308 thousand of merger related expenses resulted in a net income (loss) available to common shareholders of $2.1 million for the second quarter of 2009, compared to $1.3 million net income in the second quarter of 2008. Net interest income was $8.2 million in the second quarter of both 2009 and 2008, a meaningful improvement compared to the $641 thousand decrease from the first quarter of 2009 compared to the first quarter 2008. Noninterest income, including the impairment charge, was ($2.3) million for the second quarter, a $4.2 million decline from $1.9 million for the three months ended June 30, 2008. Noninterest expense increased $977 thousand from $7.1 million in the second quarter of 2008 to $8.0 million for the second quarter of 2009. This increase was primarily from a $699 thousand increase in FDIC expense and $308 thousand in merger expense. The emerging trend of smaller decreases in loan interest income and larger decreases in deposit costs resulted in an improved net interest margin for the second quarter at 3.27% compared to 3.12% in the first quarter of 2009. While the second quarter 2009 net interest margin is below the 3.59% for the second quarter of 2008, it appears to have reversed the quarter to quarter downward trend. Average earning assets growth for the second quarter of 2009 increased $88.2 million compared to the second quarter of 2008. Average loans were $57.3 million above the average loans for the second quarter of 2008. Federal funds sold increased to $38.6 million compared to $5.7 million in the same quarter of the prior year while the average yield decreased from 2.11% to 0.19%. Average interest-bearing deposit balances increased $104.0 million, or $46.7 million more than loan growth in the second quarter of 2009.

Investment income declined, partially from lower rates on new investments, but more from the Treasury conservatorship of FNMA and FHLMC which eliminated our agency preferred stock dividends and the temporary elimination of dividends from the Atlanta FHLB. Loan loss provision for the second quarter was $750 thousand compared to $1.3 million in 2008. For the year, the provision is $1.7 million compared to $1.8 million through the first six months of 2008. Management still sees risk in the loan portfolio and expects to continue higher provision expense through the remainder of 2009. Without the merger and FDIC increases, other noninterest expenses were down except for occupancy and marketing. Our branch expansion and infrastructure changes in 2008 resulted in the increased occupancy expense.

Looking to the rest of the year, we are still looking for the federal government’s economic stimulus plan to revive loan demand. In an effort to assist our customers, we initiated a special loan program in the second quarter to relieve some of the payment pressure and we continue to explore other loan products to assist our customers. On a linked quarter basis, interest income on loans increased $621 thousand while interest expense on deposits increased $125 thousand which points to a change in future income. Over the remainder of the year we anticipate $240 million in certificates of deposit repricing at lower rates which should further enhance the net interest margin. The Federal Reserve continues to focus on reviving the economy, so we do not anticipate any major rate changes unless inflation is rekindled by an economic expansion. The Treasury CPP investment has enhanced our capital position as the parent infused the bank with $20 million more of regulatory capital. We anticipate increased loan losses in the short run and have prepared for that expectation. We have quality individuals managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.

Financial Condition

Return on average assets (“ROA”) for the second quarter of 2009 declined to (0.78%), compared to 0.50% in the same quarter of 2008, and return on common average equity (“ROE”) declined to (11.28%) compared to 5.57% for the quarter ended June 30, 2008. For the first six months of 2009, ROA declined to (0.33%), compared to 0.81% for the same period in 2008, and ROE declined to (4.64%) compared to 8.64% for the period ended June 30, 2008. For the second quarter of 2009 the net loss was $1.8 million, and the net loss after $372 thousand effective preferred dividend was $2.1 million compared to net income of $1.3 million in the second quarter of 2008. For the six months ended June 30, 2009, the net loss was $1.0 million and the net loss after effective preferred dividend was $1.8 million compared to net income of $3.9 million for the first six months of 2008.

Total assets at June 30, 2009 were $1.10 billion, up $46.7 million, or 4.4%, from $1.05 billion at year-end 2008 and up $70.5 million, or 6.9% from June 30, 2008, when total assets were $1.03 billion. This increase is the result of strong deposit growth, particularly in the first quarter of 2009 and the addition of $24 million from the issuance of preferred stock. Loan growth through June 30, 2009 was $13.5 million, or 1.6% compared to the 2008 year-end balance. Actual loan growth in the second quarter compared to first quarter 2009 was $3.7 million or less than 1%. For the quarter, total average assets were $1.1 billion, an increase of 9.48% compared to $1.01 billion in the second quarter of 2008. For the quarter ended June 30, 2009, average total loans, net of unearned income were $830.9 million, an increase of $57.3 million, or 7.4%, from $773.6 million for the same period in 2008. For the six months ended June 30, 2009, total average assets were $1.1 billion, an increase of $120.5 million compared to $969.7 million for the same period in 2008. At June 30, 2009, net loans as a percent of total assets were 75.8%, as compared to 76.9% at December 31, 2008. While this portfolio should be able to generate a strong earnings stream, the current economic uncertainty overshadows our near term earnings.

At June 30, 2009, the investment portfolio totaled $168.8 million, an increase of $6.9 million from $161.9 million at December 31, 2008 and up $300 thousand compared to $168.5 million at June 30, 2008. Interest rates during the first six-month period of 2009 were fairly steady and low compared to the same quarter in the prior year. Our unrealized loss decreased $4.6 million compared to year-end 2008. The reported balances for 2009 are after the $3.9 million impairment taken at the end of the second quarter. We continue to monitor the payment streams of these instruments focusing on the deferred payments and defaulted payments. Potential for more impairment exists but is dependent on the level of banks that may defer or default on their interest payments. For more detail, see securities Note 2 to the consolidated financial statements earlier in the document. Most of the funds that are invested in the investment portfolio are part of management’s effort to balance interest rate risk and to provide liquidity. Our participation in the TARP Capital Purchase Program was an effort to increase liquidity, recognizing the potential liquidity impact that the increase in unrealized losses could have and to assist in our loan growth.

Total deposits continued to grow. At June 30, 2009 deposits were $848.3 million an increase of $78.7 million, or 10.2%, from $769.6 million at the same point in 2008 and up $34.7 million from the year-end 2008 balance of $813.5 million. Deposits decreased $4.4 million compared to the first quarter balance of $852.6 million. This is primarily the result of the maturity of $27 million of brokered deposits during the first six months of 2009. The cost of deposits is projected to continue to decrease as large blocks of certificates of deposit reprice over the next six months. On an average basis, deposits increased $97.4 million from $760.3 million in the second quarter of 2008 to $857.7 million for the same period in 2009. All of the increase was in interest-bearing deposits, primarily in core money market and NOW accounts. Deposit prices are evaluated frequently by our asset liability committee and adjusted as needed to reflect the competitive rate environment.

FHLB borrowings at June 30, 2009 totaled $123.9 million, a $10.7 million, or 8.0%, decrease compared to $134.6 million at December 31, 2008 and an $11.4 million decrease from $135.4 million at June 30, 2008. With the large balance in federal funds sold, we do not anticipate additional borrowing this year. Over the remainder of the year, we expect to cover our funding needs by attracting lower cost deposits and anticipate maturing certificates of deposit will re-price at lower rates.

SFAS No. 115 requires the Company to show the effect of market changes in the value of securities available for sale. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets. The securities portion was a $10.4 million loss at June 30, 2009 a decrease of $1.4 million from an $11.8 million loss at December 31, 2008 and an increase of $1.7 million compared to an $8.1 million loss at June 30, 2008. The unrealized loss on securities is presented as a value at one specific point in time but fluctuates significantly over time depending on interest rate changes. The valuation is particularly erratic in these stressed economic times. Also included in this line item is a $3.2 million loss related to the market decrease in the value of the pension plan (SFAS No. 158).

RESULTS OF OPERATIONS

Net Income

With the addition of the preferred stock on our balance sheet, we need to analyze income on two levels: income from operations and income available to common shareholders. Preferred dividends and accretion of discount on the preferred stock are recorded before any dividends are paid to the common stock holders.

With the inclusion of the unusual items mentioned earlier, net income available to common shareholders was ($2.1) million compared to $1.3 million in the second quarter of 2008. Diluted and basic earnings per common share decreased $0.57 to a loss of $0.36, compared to $0.21 income for the same quarter in 2008. Without the $3.9 million securities impairment, the $507 thousand FDIC special assessment and the merger expense of $308 thousand, the Company would have had positive pretax income. Net interest income for the quarter was $8.2 million for both 2009 and 2008. There was an actual decrease of $47 thousand for the quarter ended June 30, 2009, when compared to the same period in 2008. The second quarter decrease is $594 thousand less than the decline in the first quarter of 2009. Interest and fees on loans were down $119 thousand, or 0.9%, while deposit costs were down $179 thousand, or 3.4 % compared to second quarter 2008. Interest income on investments declined by $259 thousand compared to the second quarter in 2008. While we have made some adjustments in our portfolio that has resulted in increased income from tax exempt securities, these increases could not overcome the loss of FNMA and FHLMC securities income and the loss of the FHLB dividend. Federal funds sold with an average balance of $38.6 million and a yield of only 0.19% earned $18 thousand during the second quarter. During the quarter, we moved $14 million from Fed funds to a category called interest-bearing deposits in other banks. These funds, which had an average balance in the second quarter of $5.6 million, earned $15 thousand with a yield of 1.08%. This earnings stream should improve in the third quarter of 2009. We continue to explore other higher earning investment alternatives to improve earnings on this large pool of funds. Interest bearing liabilities expense decreased $328 thousand for the second quarter compared to the same period in 2008 and had decreases in all categories. With the falling deposit costs, we are anticipating an improvement of the squeeze on our net interest margin in the second half of the year. Loan loss provision for the second quarter 2009 was $750 thousand, a decline of $550 thousand from $1.3 million in the second quarter 2008, when the company started making major increases to our reserve for loan losses.

Noninterest income for the second quarter 2009 was ($2.3) million, compared to $1.9 million in 2008’s second quarter, a decline of $4.2 million, or 217%. Excluding the impact of the securities impairment mentioned above, noninterest income was down $281 thousand at $1.7 million for the second quarter 2009 compared to $1.9 million for the same period in 2008. Deposit fees declined $68 thousand and investment fees were down $23 thousand, while 2008 had a $128 thousand gain on a fixed assets sale and $130 thousand gain on an LLC investment.

Noninterest expense for the second quarter of 2009 increased $977 thousand, or 13.8% compared to 2008 from $7.1 million in 2008 to $8.0 million in second quarter 2009. This increase was primarily from the $507 thousand FDIC assessment and the $308 thousand in merger expenses. Occupancy expense increased $187 thousand due to our branch expansions in 2008. Telephone and other operating expense decreased $126 and $133 thousand, respectively. Management continues to monitor controllable expenses closely.

For the six months ended June 30, 2009, net income before the preferred dividend was ($1.05) million, a decrease of ($5.0) million compared to $3.9 million at the same date in 2008. Net interest income decreased $688 thousand with a decrease of $1.2 million in interest income offset by a decrease in interest expense of $517 thousand. Loan loss provision expense was $1.7million through June 30, 2009 down $100 thousand from $1.8 million in 2008. Management is confident that the repricing strategies put in place to counter the mismatch of interest income and expense is working. Noninterest income for the first six months of 2009 was ($712) thousand, a decrease of $5.3 million compared to 2008’s $4.6 million. In addition to the items mentioned in the second quarter review above, we had a $1.3 million actuarial gain on pension curtailment in 2008. Without the unusual items in both years, noninterest income decreased $354 thousand as a result of a 5% decrease in deposit fees and a 19% decline in other operating income. (See table below.) Noninterest expense increased $1.8 million from $13.7 million in 2008 to $15.4 million for the period ended June 30, 2009. Of that increase, $1.2 million is from a $924 thousand increase in FDIC expense and the $308 thousand merger expenses taken in the second quarter of 2009. The remainder of the increase is from $291 thousand in salaries and benefits as group insurance and pension costs rose and $288 thousand in occupancy and equipment as a result of our branch purchase in 2008.

			Change
	Jun-09	Jun-08	Amount	Percent
Total noninterest income reported (GAAP)	$(712)	$4,591	$(5,303)	-115.5%
Less Impairment - securities	(3,922)	(300)	(3,622)	1207.3%
Less Actuarial gain - pension curtailment	—	1,328	(1,328)	-100.0%

Total noninterest income without unusual items	$3,210	$3,563	$(353)	-9.9%

Net Interest Income

For the second quarter of 2009, net interest income on a fully tax equivalent basis totaled $8.4 million, compared to $8.4 million in the second quarter of 2008. Net interest income is our primary source of income. Average earning assets for the quarter ended June 30, 2009 were $1.03 billion, an increase of $88.2 million compared to $943.0 million for the same period in 2008. Average loans increased $57.3 million, or 7.4%. Average securities decreased $7.6 million, or 4.6%. Average federal funds sold increased $32.9 million, or over 575%, for the second quarter of 2009, reflecting the continued influence of increases in deposits, the slowing of loan growth and the influx of the Treasury CPP investment. The fully tax equivalent net interest margin for the three-month period ended June 30, 2009 was 3.27% compared to 3.59% for the same quarter in 2008 and is up from 3.12% in the first quarter of 2009. For the second quarter of 2009, the yield on earning assets declined 71 basis points to 5.78%, compared to 6.49% for the second quarter of 2008, and the cost of interest bearing liabilities was down 49 basis points to 2.88% from 3.37% in the same period in 2008. This 22 basis point decrease in earnings in our net interest margin compared to a 71 basis point spread in the first quarter of 2009 indicates some easing of the margin squeeze. Part of this is from reducing our nonaccrual loan balances from $17.2 million at the end of the first quarter of 2009 to $8.5 million at the end of the second quarter, but interest expense is a major contributor. Our funding costs continued to decrease with certificates of deposit and savings cost all down, while our money market and interest checking products, our major growth categories in the quarter, had increases. For the three months ended June 30, 2009, the average balances for money market savings and interest checking increased $39.9 and $32.4 million respectively, while certificates grew $33.4 million, all compared to the average balances for the second quarter of 2008.

For the six months ended June 30, 2009, net interest income on a fully tax equivalent basis was down $658 thousand from $16.8 million in 2008 to $16.2 million in 2009. Of this decline, $637 thousand occurred in the first quarter of 2009. The yield on earning assets of 5.74% for the six months ended June 30, 2009 compared to 6.66% for the same period in 2008, but was up 5 basis points from the first quarter of 2009. The cost of interest-bearing liabilities was 2.91% for the first six months of 2009 compared to 3.47% for the same period in 2008. On a year to date basis, average balances for interest-bearing deposits grew $125.1 million, or 20.0%, with increases in all categories except savings. The other interest bearing liabilities average balances were down $10.6 million.

Going into the second half of 2009, management’s objective in the margin measure is to find better investments for the excess funds on our balance sheet. The notes in the following schedule show the derivation of the tax equivalent interest amount that is added to GAAP net interest income. The tables below disclose fully tax equivalent net interest income calculations for the three-month period and six month periods ended June 30, 2009 and 2008:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$109,402	$1,301	4.77%	$122,054	$1,623	5.35%
Tax exempt (1)	46,746	700	6.00%	41,653	609	5.88%

Total securities	156,148	2,001	5.14%	163,707	2,232	5.48%
Interest bearing deposits with banks	5,563	15	1.08%	—	—	0.00%
Federal funds sold	38,601	18	0.19%	5,717	30	2.11%
Loans, net of unearned income (2)	830,850	12,836	6.20%	773,580	12,955	6.74%

Total earning assets	1,031,162	14,870	5.78%	943,004	15,217	6.49%
Less allowance for loan losses	(11,410)			(8,906)
Total non-earning assets	83,792			73,851

Total assets	$1,103,544			$1,007,949

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$177,718	$754	1.70%	$145,365	$744	2.06%
Savings	73,688	136	0.74%	75,338	176	0.94%
Money market savings	88,759	363	1.64%	48,873	289	2.38%
Large dollar certificates of deposit (3)	181,673	1,607	3.55%	143,490	1,668	4.68%
Other certificates of deposit	243,247	2,159	3.56%	247,981	2,321	3.76%

Total interest-bearing deposits	765,085	5,019	2.63%	661,047	5,198	3.16%
Federal funds purchased & REPO’s	602	2	1.33%	2,570	17	2.66%
Other borrowings	134,470	1,443	4.30%	145,899	1,577	4.35%

Total interest-bearing liabilities	900,157	6,464	2.88%	809,516	6,792	3.37%
Noninterest-bearing liabilities
Demand deposits	92,592			99,272
Other liabilities	10,579			8,640

Total liabilities	1,003,328			917,428
Shareholders’ equity	100,216			90,521

Total liabilities and shareholders’ equity	$1,103,544			$1,007,949

Net interest income		$8,406			$8,425

Interest rate spread (4)			2.90%			3.12%
Interest expense as a percent of average earning assets			2.49%			2.90%
Net interest margin (5)			3.27%			3.59%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the quarter is $184 thousand, compared to $181 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities
Taxable	$106,812	$2,580	4.87%	$118,856	$3,205	5.42%
Tax exempt (1)	43,844	1,300	5.98%	41,442	1,200	5.82%

Total securities	150,656	3,880	5.19%	160,298	4,405	5.53%
Interest bearing deposits with banks	2,883	15	1.05%	—	—	0.00%
Federal funds sold	37,595	40	0.21%	3,296	36	2.20%
Loans, net of unearned income (2)	827,613	25,051	6.10%	746,752	25,720	6.93%

Total earning assets	1,018,747	28,986	5.74%	910,346	30,161	6.66%
Less allowance for loan losses	(11,070)			(8,522)
Total non-earning assets	82,523			67,830

Total assets	$1,090,200			$969,654

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$169,778	$1,471	1.75%	$136,598	$1,372	2.02%
Savings	72,750	285	0.79%	75,594	361	0.96%
Money market savings	80,050	782	1.97%	45,836	548	2.40%
Large dollar certificates of deposit (5)	182,070	3,253	3.60%	135,461	3,152	4.68%
Consumer certificates of deposit	246,802	4,122	3.37%	232,899	4,661	4.02%

Total interest-bearing deposits	751,450	9,913	2.66%	626,388	10,094	3.24%
Federal funds purchased & REPO’s	588	4	1.37%	3,492	54	3.11%
Other borrowings	135,925	2,916	4.33%	143,618	3,202	4.48%

Total interest-bearing liabilities	887,963	12,833	2.91%	773,498	13,350	3.47%
Noninterest-bearing liabilities
Demand deposits	91,734			96,709
Other liabilities	10,956			8,114

Total liabilities	990,653			878,321
Shareholders’ equity	99,547			91,333

Total liabilities and shareholders’ equity	$1,090,200			$969,654

Net interest income		$16,153			$16,811

Interest rate spread (3)			2.82%			3.19%
Interest expense as a percent of average earning assets			2.54%			2.95%
Net interest margin (4)			3.20%			3.71%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the six months is $549 thousand, compared to $457 thousand in the prior year.
(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Noninterest Income (loss)

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income (loss) for the three months ended June 30, 2009 was ($2.3) million, a decrease of $4.2 million from $1.9 million for the same three months of 2008. Most of this decline was the result of the $3.9 million securities impairment taken in the second quarter of 2009. The three recurring lines in this income section are deposit fees, card fees and other operating income. For the second quarter of 2009, these totaled $1.6 million compared to $1.8 million for the same period in 2008, a decline of $191 thousand in the core noninterest income categories. Deposit fees for the quarter were $948 thousand compared to $1.0 million in the same period in 2008, down $68 thousand compared to the same period in the prior year, reflecting a significant decline in non sufficient funds (“NSF”) fees and lower demand deposit account (“DDA”) service charges. The decline in NSF appears to be part of the economic situation where customers are being more frugal and watching their balances. The decline in DDA service charges reflects a decline in our noninterest bearing deposit balances which are down $8.8 million from June 2008. Many of these balances are moving into other no service charge products if the account rules are followed. Card fees were $315 thousand for the quarter ended June 30, 2009 an increase of $23 thousand from $292 thousand for the same period in 2008. This category was a growth source over the last couple of years but the recession has slowed usage of the cards. Other operating income decreased $146 thousand from $500 thousand for the three months ended June 30, 2008 to $354 thousand in 2009. Most of this decline is the result of a gain, of $129 thousand that we received when our investment LLC changed processors in 2008. In addition, we took a $128 thousand gain on the sale of fixed assets in 2008 when we moved one of our branch locations and sold the previous location.

For the six months ended June 30, 2009, noninterest income was ($712) thousand compared to $4.6 million for the same period in 2008, a decrease of $5.3 million. Most of this change can be explained by unusual items in each year. In 2009, there was a securities impairment of $3.9 million compared to $300 thousand for the first six months of 2008, resulting in net loss of $3.6 million when comparing the two periods. In 2009, there were no gains to offset the $1.3 million actuarial gain from our pension plan taken in the first quarter of 2008, resulting in a net loss of $1.3 million for the comparable period. The remaining balance of the decrease is covered by the $128 thousand fixed asset gain and the $130 thousand LLC gain mentioned above. Core noninterest earnings excluding the LLC gain decreased $99 thousand.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense was $8.0 million for the quarter ended June 30, 2009, an increase of $977 thousand, or 13.9%, compared to $7.1 million in the same quarter of 2008. The increase is the result of a $699 thousand increase in FDIC expense and the $308 in merger related expense taken in the second quarter of 2009. Merger expenses include legal, marketing cost or other expenses related to bringing the companies together and are accumulated as a separate total in expenses. Salary and benefits is relatively flat quarter to quarter with a $16 thousand decrease from 2008. Occupancy and equipment increased $187 thousand due to increased operating expense for our new branches and relocations opened during 2008. Telephone expense is down $126 thousand primarily because we had some infrastructure expenses in the second quarter of 2008. Marketing expense increased $49 thousand from payments to our advertising agency for branch sales tools such as video streaming and signage. Other operating expense decreased $133 thousand from $1.4 million in 2008 to $1.2 million in 2009. This is the result of initiatives that have deceased our supplies, printing, courier and armored car services expenses.

For the six months ended June 30, 2009 total noninterest expense increased $1.8 million from $13.7 million in 2008 to $15.4 million in 2009. Again, $1.2 million of this increase is the result of $924 thousand increase in FDIC expense and the $308 thousand in merger related expense. Salaries and benefits are up $291 thousand, or 3.8%, due to increases in our group insurance expense and pension plan expense. Occupancy expense is up $288 thousand for the same reasons it was up in the second quarter. Telephone expense decreased $49 thousand again related to improvement costs in the second quarter of 2008. Franchise tax increased $25 thousand as a result of our growth in 2008. Other operating expense year-to-date decreased $28 thousand, primarily from the lower expenses in the second quarter.

Income Taxes

Income tax expense for the quarter ended June 30, 2009 was a benefit of $1.1 million compared to a charge of $560 thousand in the same quarter of the prior year, a $1.7 million decrease with the benefit driven by the securities impairment. Income tax expense for the six months ended June 30, 2009 was a benefit of $973 thousand compared to $1.7 million expense for the same period in 2008, a decrease of $2.7 million. Again, the 2009 number is driven by the securities impairment.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $25.8 million at June 30, 2009, $20.9 million at March 31, 2009, $16.7 million at December 31, 2008 and $5.5 million at June 30, 2008. This increase is the result of a depressed economy that has put record numbers of people out of work, making their ability to pay on formerly good paying loans a challenge. The weak real estate market, which has slowed sales of homes, has caused our OREO amount to increase. Nonperforming assets are composed largely of loans secured by real estate (96.9%) in the Company’s market area and repossessed properties in our OREO balances. At the end of the second quarter OREO was $4.3 million compared to $943 thousand at the end of March 2009 and $560 thousand at year-end 2008 and $1.2 million at June 30, 2008. At June 30, 2009, we had two homes and a developer’s property with eight lots in our OREO inventory. We expect to recover the current balance in this account and subsequent to June 30, 2009 received $2.1 million to apply to this balance. As more foreclosures occur in our markets, we expect our OREO balance to increase over most of 2009. The depressed economy has affected our real estate markets causing deflation in property values.

Nonaccrual loans are $8.7 million at June 30, 2009, a decrease of $4.9 million from $13.6 million at year-end 2008 and an increase of $5.4 million from $3.4 million at June 30, 2008. The decrease reflects the transfer of nonaccrual loans to both OREO and $4.2 million in restructured loans to assist our customers in paying out there debt. Of the current balance of $8.7 million in nonaccrual loans, $8.6 million is secured. Within these secured loans, $8.2 million are secured by real estate, $285 thousand are secured by various commercial equipment and inventories and the remainder is covered by individual homes. Of the real estate secured loans, $3.8 million are real estate construction, $2.5 million are residential real estate and $1.8 million are commercial properties. At this point in time, despite the weak real estate market, management anticipates recovering over 90% of the value and has made increased provision allotments to cover the potential losses.

At June 30, 2009 the last component of our nonperforming loans, loans past due 90 days and accruing interest, was $8.6, million an increase of $6.0 million from year end 2008 and an increase of $7.6 million from a $961 thousand balance at June 30, 2008. Of the $8.6 million current balance, $8.5 million is secured by real estate with no losses anticipated. The 90 day past due and still accruing category has been heavily impacted by the slow down in payments on well secured residential mortgages that have little long-term loss exposure.

While our real estate markets have been stable in the past with a very low historical loss experience, the present environment is uncharted ground, presenting a greater challenge to management. The increase in nonaccrual loans is heavily concentrated in the construction loan category and is a management focus.

Loan charge-offs, less recoveries, amounted to $406 thousand for the second quarter of 2009 compared to $332 thousand for the same quarter in 2008. The annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.20% for the second quarter of 2009, compared to 0.24% for the full year 2008 and 0.17% for the second quarter of 2008. For the six months ended June 30, 2009, loan charge-offs, less recoveries, amounted to $705 thousand in 2009 compared to $415 thousand for the same period in 2008, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.17% for the first six months of 2009, compared to 0.24% for the full year 2008 and 0.11% for the first six months of 2008. Credit quality management continues to be our top priority. The lenders and our collection area are maintaining close contact with our troubled customers, but charge-offs are inevitable in this environment. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate larger provision expense as the asset quality dictates the need.

At June 30, 2009, the allowance for loan losses was $11.5 million, an increase of $1.0 million when compared to $10.5 million at December 31, 2008, and up $1.8 million, compared to $9.7 million at June 30, 2008. The increase in allowance has been dictated by the declining asset quality in our depressed economy. The allowance is a reflection of loss inherent in the loan portfolio and not a forecast of actual current nonperforming loans. The ratio of allowance for loan losses to total loans was 1.38% at June 30, 2009, 1.29% at 2008 year-end and 1.23% at June 30, 2008. The allowance for loan losses at June 30, 2009 included $3.6 million on specific impaired loan reserves.

At June 30, 2009, the Company reported a balance of $21.3 million in impaired loans, a decrease of $2.9 million from $24.2 million at December 31, 2008 and an increase of $15.2 million from $6.1 million at June 30, 2008. At June 30, 2009, impaired loans were composed of $18.6 million with specific reserves assigned and $2.7 million with no specific reserves assigned. The average balance of impaired loans with a specific reserve for the six months ended June 30, 2009 was $18.8 million.

At June 30, 2009 we also had $25.9 million in loans classified as potential problem loans that were excluded from impaired and nonaccrual status. These loans are currently performing and no loss is anticipated at this time based on management’s on-going analysis. Management considers all loans that are adversely risk rated as potential problem loans. These loans are risk rated based on the borrowers’ perceived ability to comply with current repayment terms. These loans are subject to constant management and Board attention, and their status is reviewed on a regular basis. Factors that cause a loan to be adversely risk rated include:

•	Failure to provide the bank with current financial statement and tax return

•	Declining or negative earnings trends

•	Declining or inadequate liquidity

•	Concerns about the business that is intended to provide the source of repayment

•	Unfavorable competitive comparisons

•	High debt to worth ratio

•	Lack of well-defined secondary repayment source

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets	June 30	December 31	June 30
(Dollars in thousands)	2009	2008	2008
Nonaccrual loans	$8,741	$13,574	$3,367
Restructured loans	4,216	—	—
Loans past due 90 days and accruing interest	8,605	2,590	961

Total nonperforming loans	$21,562	$16,164	$4,328
Other real estate owned	4,284	560	1,155

Total nonperforming assets	$25,846	$16,724	$5,483
Nonperforming assets to total loans and other real estate	3.09%	2.04%	0.70%
Allowance for loan losses to nonaccrual loans	131.42%	77.66%	288.42%
Net charge-offs to average loans for the year	0.17%	0.24%	0.11%
Allowance for loan losses to period end loans	1.38%	1.29%	1.23%

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

At June 30, 2009 our Federal funds sold balance was $3.3 million compared to $34.3 million at March 31, 2009. Late in the quarter, we moved some funds to short term investments shrinking a balance that averaged $38.6 million for the quarter. We continue to be in a strong liquidity position. Our FHLB borrowings declined $10 million in the first quarter of 2009. These were the only changes to our contractual obligations that would impact liquidity since the 2008 Form 10-K disclosure. At June 30, 2009, we had immediate available credit with the FHLB of $24.9 million and with nonaffiliated banks of $40.0 million. See Note 5 to the Consolidated Financial Statements in the 2008 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2008 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at June 30, 2009 was $105.1 million, or 10.99% of risk-weighted assets, and $110.4 million, or 11.54%, for total risk based capital. Our Tier 1 leverage ratio at March 31, 2009 was 9.72%. Our year-end 2008 ratios were 10.51%, 11.56% and 8.62%, respectively. Enhancing our capital ratios to support future growth is a major goal of management. While a stock offering in December 2006 allowed us to grow and maintain reasonable capital ratios over the last two years, the infusion of the TARP funds puts us in a position to handle the challenges in the near future. At June 30, 2008, these ratios were 11.09%, 12.13% and 9.69%, respectively.

Tier 1 capital consists primarily of common and preferred shareholders’ equity, while total risk based capital includes our trust preferred borrowing and a portion of the allowance for loan losses to Tier 1. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the merger of our subsidiary banks continues to have a positive impact on internal controls by decreasing the number of banks, accounts and internal processes and procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A.	Risk Factors

Other than those identified below, there have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K.

•	a substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge;

•	increases in FDIC insurance premiums may cause our earnings to decrease;

•	declines in value may adversely impact the investment securities portfolio.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There have been no repurchases of common stock since early 2008. There is no stated expiration date for the Plan. No shares were repurchased in the first six months of 2009. A stipulation of the TARP agreement restricts the company from repurchasing common stock without first obtaining Treasury approval.

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 21, 2009. At this meeting, the shareholders approved the following proposal by the margins indicated

1. To elect 10 directors to serve for terms of one year each, expiring at the 2010 annual meeting of shareholders.

	Number of Shares
	For	Withhold Authority
W. Rand Cook	4,617,031	238,929
F. L. Garrett, III	4,615,639	240,321
Ira C. Harris	4,610,298	245,662
F. Warren Haynie, Jr.	4,617,129	238,831
William L. Lewis	4,313,097	542,863
Charles R. Revere	4,568,749	287,211
Joe A. Shearin	4,608,465	247,495
Howard R. Straughan, Jr.	4,614,539	241,421
Leslie E. Taylor	4,430,656	425,304
J. T. Thompson, III	4,551,742	304,218

2. Approve Compensation Proposal

For	Withold Authority
4,502,389	289,770

3. Approve Bylaws Amendment

For	Withold Authority
4,452,784	304,672

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 2.1 –	Agreement and plan of merger, dated as of April 3, 2009, by and between Eastern Virginia Bankshares, Inc. and First Capital Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed April 6, 2009).
Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer
Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer

/s/ Ronald L. Blevins
Ronald L. Blevins
Chief Financial Officer

Date: August 7, 2009

Exhibit Index

Exhibit 2.1 –	Agreement and plan of merger, dated as of April 3, 2009, by and between Eastern Virginia Bankshares, Inc. and First Capital Bankcorp, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed April 6, 2009).
Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer
Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer