Form 10-Q
period 2009-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2009-11-09
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2009 was 5,930,062.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets:
Cash and due from banks	$13,096	$13,214
Interest bearing deposits with banks	14,059	—
Securities available for sale, at fair value	171,999	161,879
Loans, net of unearned income	844,113	819,266
Allowance for loan losses	(11,364)	(10,542)

Total loans, net	832,749	808,724
Deferred income taxes	7,426	12,930
Bank premises and equipment, net	19,900	20,806
Accrued interest receivable	4,142	4,050
Other real estate	3,713	560
Goodwill	15,970	15,970
Other assets	22,673	13,230

Total assets	$1,105,727	$1,051,363

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$94,954	$90,090
Interest-bearing deposits	756,859	723,443

Total deposits	851,813	813,533
Federal funds purchased and Repurchase Agreements	2,665	3,593
Federal Home Loan Bank advances (FHLB)	123,929	134,643
Trust preferred debt	10,310	10,310
Accrued interest payable	2,103	2,512
Other liabilities	11,442	8,743

Total liabilities	1,002,262	973,334

Shareholders’ Equity
Preferred stock of $2 par value, per share, authorized 10,000,000, issued and outstanding 2009: Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred, 2008 none	24,000	—
Common stock of $2 par value per share, authorized 50,000,000, issued and outstanding 5,959,762 and 5,912,553 including 29,700 and 13,500 nonvested shares, respectively	11,860	11,798
Common stock surplus	18,870	18,456
Retained earnings	50,761	62,804
Warrant	1,481	—
Discount on preferred stock	(1,265)	—
Accumulated other comprehensive (loss), net	(2,242)	(15,029)

Total shareholders’ equity	103,465	78,029

Total liabilities and shareholders’ equity	$1,105,727	$1,051,363

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income/(Loss) (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans and fees on loans	$12,316	$13,150	$37,367	$38,870
Interest on investments:
Taxable interest income	1,159	1,510	3,699	4,459
Tax exempt interest income	510	415	1,413	1,248
Dividends	15	56	55	312
Interest on deposits with banks	44	—	59	—
Interest on federal funds sold	3	46	43	82

Total interest and dividend income	14,047	15,177	42,636	44,971

Interest Expense
Deposits	4,545	5,219	14,458	15,313
Federal funds purchased and repurchase agreements	3	16	7	70
Interest on FHLB advances	1,353	1,437	4,046	4,302
Interest on trust preferred debt	89	144	312	481

Total interest expense	5,990	6,816	18,823	20,166

Net interest income	8,057	8,361	23,813	24,805
Provision for Loan Losses	850	1,050	2,500	2,800

Net interest income after provision for loan losses	$7,207	$7,311	$21,313	$22,005
Noninterest Income (Loss)
Service charges and fees on deposit accounts	976	1,021	2,858	3,002
Debit/ credit card fees	309	296	893	844
Gain on sale of available for sale securities, net	3	—	40	44
Impairment losses on securities (includes total other-than-temporary impairment losses of $14,980 and $18,902, respectively, for the quarter and nine months ended September 30, 2009 and $4,439 and $4,739, respectively, for the quarter and nine months ended September 30, 2008. No additional amounts were recognized in other comprehensive income.)	(14,980)	(4,439)	(18,902)	(4,739)
Actuarial gain - pension curtailment	—	—	—	1,328
Gain on sale of fixed assets	—	—	—	128
Gain/(loss) on sale of OREO	107	(229)	132	(229)
Other operating income	385	312	1,067	1,174

Total noninterest income (loss)	(13,200)	(3,039)	(13,912)	1,552

Noninterest Expenses
Salaries and benefits	3,602	3,690	11,469	11,266
Occupancy and equipment expense	1,272	1,196	3,807	3,443
Telephone	275	247	715	736
FDIC expense	300	117	1,407	300
Franchise tax expense	135	134	414	388
Marketing and advertising	155	285	531	659
Merger related expenses	218	—	526	—
Other operating expenses	1,373	1,317	3,876	3,848

Total noninterest expenses	7,330	6,986	22,745	20,640

Income (loss) before income taxes	(13,323)	(2,714)	(15,344)	2,917
Income Tax Expense (Benefit)	(4,805)	355	(5,778)	2,060

Net income (loss)	$(8,518)	$(3,069)	$(9,566)	$857
Effective dividend on preferred stock	372	—	1,086	—

Net income (loss) available to common shareholders	(8,890)	(3,069)	$(10,652)	$857

Earnings(loss) per share: basic	$(1.50)	$(0.52)	$(1.80)	$0.15
diluted	$(1.50)	$(0.52)	$(1.80)	$0.15

Dividends per share, common	$0.05	$0.16	$0.26	$0.48

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30
	2009	2008
Cash Flows from Operating Activities
Net income	$(9,566)	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,713	1,628
Investment amortization / (accretion), net	177	21
Provision for loan losses	2,500	2,800
Gain realized on available for sale securities’ transactions, net	(40)	(44)
Gain on sale of real estate OREO	(132)	(128)
Gain on pension curtailment	—	(1,328)
Impairment charge on securities	18,902	4,739
Impairment on OREO	—	229
Gain on LLC investment	(10)	(130)
Stock based compensation	192	207
Change in assets and liabilities:	—	—
Increase in other assets	(10,991)	(1,346)
Increase in other liabilities	2,289	1,129

Net cash provided by operating activities	5,034	8,634
Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	941	5,624
Proceeds from maturities, calls, and paydowns of securities	75,549	69,308
Purchase of debt securities	(86,183)	(87,604)
(Purchase)/retirement of restricted stock, net	293	(812)
Net increase in loans	(32,348)	(47,094)
Acquisition of branches (See Note 12)	—	33,995
Sale of fixed assets	—	209
Proceeds from sale of other real estate	2,837	—
Improvement to Other Real Estate	(36)	(123)
Purchases of bank premises and equipment	(807)	(4,130)

Net cash (used in) investing activities	(39,754)	(30,627)
Cash Flows from Financing Activities
Net increase in noninterest bearing and interest bearing demand deposits and savings accounts	75,063	21,325
Net decrease in certificates of deposit	(36,783)	(6,937)
Repurchases and retirement of common stock	—	(1,237)
Issuance of preferred stock under CCP	24,000	—
Issuance of common stock under dividend reinvestment plan	229	324
Director stock grant	54	104
Dividends declared	(2,260)	(2,834)
Decrease in federal funds purchased & repurchase agreements	(928)	(381)
Increase (decrease) in FHLB advances	(10,714)	8,286

Net cash provided by financing activities	48,661	18,650

Increase (Decrease) in cash and cash equivalents	13,941	(3,343)
Cash and cash equivalents
Beginning of period	13,214	18,384

End of period	27,155	15,041

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$19,232	$21,164
Income taxes	$(5,394)	$2,370
Unrealized gain/(loss) on securities available for sale	$1,500	$(12,833)
Transfers from loans to foreclosed real estate (OREO)	$5,822	$—

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

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

On April 3, 2009, a definitive merger agreement with First Capital Bancorp, Inc (“FCVA”) in the Richmond marketplace was announced. The regulatory process has moved much slower than anticipated with the result that the projected merger closing date will not occur in 2009.

The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2. Our amortized cost and estimated fair values of securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
(dollars in thousands) Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government agencies	$19,198	$548	$18	$19,728
Mortgage-backed and CMO securities	79,769	2,166	305	81,630
State and political subdivisions - taxable	877	26	—	903
State and political subdivisions - tax exempt	50,218	1,336	324	51,230
Pooled trust preferred securities	635	—	—	635
FNMA and FHLMC preferred stock	77	207	—	284
Corporate securities	10,814	138	2,304	8,648
Restricted securities	8,941	—	—	8,941

Total	$170,529	$4,421	$2,951	$171,999

	December 31, 2008
(dollars in thousands) Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government agencies	$33,149	$540	$70	$33,619
Mortgage-backed and CMO securities	68,351	1,307	506	69,152
State and political subdivisions	39,376	753	888	39,241
Pooled trust preferred securities	19,075	—	15,493	3,582
FNMA and FHLMC preferred stock	94	—	—	94
Corporate securities	10,802	—	3,845	6,957
Restricted securities	9,234	—	—	9,234

Total	$180,081	$2,600	$20,802	$161,879

There are no securities classified as “Held to Maturity” or “Trading”.

At September 30, 2009, investments in an unrealized loss position that were temporarily impaired were as follows:

	September 30, 2009
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$980	$18	$—	$—	$980	$18
Mortgage-backed and CMO securities	17,455	207	5,541	97	22,996	304
States and political subdivisions - tax exempt	6,409	17	2,310	308	8,719	325
Corporate securities	—	—	6,013	2,304	6,013	2,304

	$24,844	$242	$13,864	$2,709	$38,708	$2,951

Bonds with unrealized loss positions of less than 12 months duration at September 30, 2009 included 1 federal agency, 13 mortgage-backed securities and 4 municipal bonds. Securities with unrealized losses of 12 months or greater duration included 2 mortgage-backed securities, 4 collateralized mortgage securities and 9 corporate bonds. The unrealized loss positions at September 30, 2009 were primarily related to the widened market spreads for mortgage backed and corporate securities. Holdings of GMAC contained

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

unrealized loss positions because these securities have been downgraded by Moody’s and Standard & Poor’s rating agencies to levels below investment grade. As of September 30, 2009, we held $3.0 million par value in GMAC bonds with a book value of $2.7 million and an unrealized loss of $638 thousand. These holdings are monitored regularly by our Chief Financial Officer and reported to the EVB Board on a monthly basis. Based on this analysis, we recorded a $300 thousand impairment charge on the GMAC holdings in March 2008. Given the attractive yield and the belief that the risk of default is remote, we have not recommended sale of the holdings and believe the remaining unrealized loss is temporary. GMAC is a participant in the Treasury’s TARP Capital Purchase Program (“CPP”). All of our securities with unrealized losses are income producing and do not exhibit credit stress that would lead to OTTI.

The tables that follow provide detail information as of both September 30, 2009 and December 31, 2008 on the corporate bond holdings that have been in a temporarily impaired position for 12 months or greater. These are all senior securities with no subordination.

September 30, 2009	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moodys/S&P Credit Rating
(Dollars in thousands)
Issuer
HSBC CPI Floating CPI + 255 basis points	$600	$509	$(91)	2013	4.18%	A3/A
SLM Corp Floating 1 Month CPI + 212.5 bp	1,000	641	(359)	2013	11.86%	Baa1/BBB-
SLM Corp Floating 1 Month CPI + 200 bp	1,000	622	(378)	2014	11.61%	Baa1/BBB-
SLM Corp Floating 1 Month CPI + 162 bp	1,000	620	(380)	2014	10.66%	Baa1/BBB-
Bear Stearns/J P Morgan Floating CPI + 145 bp	1,000	894	(106)	2014	2.52%	AA3/A+
Pacific Life Global FNDG Floating CPI +218 bp	1,000	835	(165)	2016	3.66%	A1/AA-
GMAC 6.25% Fixed Rate	500	370	(130)	2013	15.58%	CCC
GMAC 6.15% Fixed Rate	1,500	930	(570)	2016	15.73%	CCC
GMAC 6.875% Fixed Rate	717	592	(125)	2018	15.35%	CCC

	$8,317	$6,013	$(2,304)

December 31, 2008	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Book Yield	Moody/S&P Credit Rating
(Dollars in thousands)
Issuer
HSBC CPI Floating CPI + 255 basis points	$602	$334	$(268)	2013	5.71%	Aa3/AA-
SLM Corp Floating 1 Month CPI + 212.5 bp	1,000	536	(464)	2013	7.50%	Baa2/BBB-
SLM Corp Floating 1 Month CPI + 200 bp	1,000	517	(483)	2014	7.37%	Baa2/BBB-
SLM Corp Floating 1 Month CPI + 162 bp	1,000	505	(495)	2014	6.56%	Baa2/BBB-
Bear Stearns/J P Morgan Floating CPI + 145 bp	1,000	755	(245)	2014	5.11%	AA2/AA-
GMAC 6.25% Fixed Rate	500	225	(275)	2013	6.25%	C/CC
GMAC 6.15% Fixed Rate	1,500	675	(825)	2016	6.15%	CC
GMAC 6.875% Fixed Rate	704	450	(254)	2018	12.43%	C/CC

	$7,306	$3,997	$(3,309)

Other-Than-Temporarily Impaired Debt Securities

We recognized other-than-temporarily impairment for debt securities classified at available for sale in accordance with Accounting Standards Codification 320-10-65. As required by this ASC, we assess whether we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period losses. For debt securities that are considered other-than-temporarily impaired, we separate the amount of impairment into the loss that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and the difference between the security’s amortized cost basis and the present value of its expected cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and present value of future expected cash flows is due to factors that are not credit related, and therefore, is not required to be recognized as losses in the income statement but is recognized in other comprehensive income. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income. As of September 30, 2009, after much deliberation and consultation with an independent securities appraisal firm that specializes in valuing illiquid securities and in conjunction with the preparation of the financial statements included in this quarterly report on Form 10-Q, we recognized an impairment through the income statement of

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$15 million on our “pooled trust preferred” securities, reducing our book value on such securities to $635 thousand. The independent appraiser followed other than temporary impairment (“OTTI”) guidelines in determining that the total lack of an orderly market for pooled trust preferred securities was the result of credit issues in this class of securities. The model used to develop the fair market value considered performing collateral ratios, the level of subordination to senior tranches of the securities, credit ratings of and projected credit defaults in the underlying collateral and the discounted present value of projected future cash flows. After this impairment, our remaining pooled trust preferred securities no longer have an unrealized loss. This class of securities had an unrealized loss at December 31, 2008 of $15.5 million as shown in the 2008 Securities Losses table below and was subject to $3.9 million of other-than-temporary impairment in the second quarter of 2009.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities). The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the period. OTTI recognized in the first nine months of 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired or is not the first time the debt security was credit impaired. Changes in the credit loss component of credit -impaired debt securities were:

(in thousands)	Quarter ended September 30, 2009	Nine months ended September 30, 2009
Balance beginning of period	$3,922	$—
Additions
Initial credit impairments	7,940	18,902
Subsequent credit impairments	7,040	—

Balance end of period	$18,902	$18,902

Of the $15.0 million and $18.9 million of credit-related OTTI included in the income statement for the quarter and the nine months ended September 30, 2009, $15.5 million of the loss was prior to 2008 year end, and was included net of tax as an unrealized loss of $10.1 million in other comprehensive income/(loss) at December 31, 2008. The $18.2 million that was considered a temporary loss at December 31, 2008 because of the lack of an orderly market became a credit-related loss in the second and third quarters of 2009 as defaults and nonperforming collateral in the trust preferred securities increased substantially, particularly in the quarter ended September 30, 2009. The table below presents the additions to nonperforming collateral by quarter in 2009, year-to-date 2009, at year end 2008 and total life-to-date in each impaired security:

Nonperforming collateral additions	Q1 2009	Q2 2009	Q3 2009	Total YTD	Life to Date Y/E 2008	Total Nonperforming Collateral Sep 30, 2009
Preferred Term Securities XXIII, Ltd	2.57%	4.34%	4.75%	11.66%	5.43%	17.09%
Preferred Term Securities XXIV, Ltd	6.33%	10.79%	7.91%	25.03%	3.47%	28.50%
Preferred Term Securities XXV, Ltd	5.42%	6.90%	9.80%	22.12%	7.98%	30.10%
Preferred Term Securities SSVI, Ltd	1.82%	3.63%	6.47%	11.92%	8.08%	20.00%
Preferred Term Securities XXVII, Ltd	6.00%	3.43%	8.28%	17.71%	2.30%	20.01%
SLOSO CDO 2007 B-1L, Ltd	0.88%	0.00%	10.62%	11.50%	9.22%	20.72%

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At December 31, 2008 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. Government agencies	$20,000	$—	$930	$70	$20,930	$70
Mortgage-backed and CMO securities	8,325	87	5,054	419	13,379	506
States and political subdivisions	14,643	888	—	—	14,643	888
Pooled trust preferred securities	736	197	2,846	15,296	3,582	15,493
FNMA and FHLMC preferred stock	—	—	—	—	—	—
Corporate securities	2,960	536	3,997	3,309	6,957	3,845

	$46,664	$1,708	$12,827	$19,094	$59,491	$20,802

3. Our loan portfolio was composed of the following at the dates indicated:

(Dollars in thousands)	(unaudited) September 30 2009	(audited) December 31 2008	(unaudited) September 30 2008
Commercial, industrial and agricultural loans	$79,389	$69,024	$70,382
Residential real estate mortgage loans	396,943	372,067	357,111
Real estate construction loans	91,957	102,837	109,490
Commercial real estate loans	227,503	221,769	217,189
Consumer loans	43,490	47,226	48,920
All other loans	4,839	6,354	1,654

Total loans	844,121	819,277	804,746
Less unearned income	(8)	(11)	(13)

Total loans net of unearned discount	844,113	819,266	804,733
Less allowance for loan losses	(11,364)	(10,542)	(10,613)

Net loans	$832,749	$808,724	$794,120

We had $28.8 million in non-performing assets at September 30, 2009 that included $6.5 million in loans past due 90 days or more but still accruing, $13.7 million in nonaccrual loans, $4.9 million in restructured loans and $3.7 million classified as OREO.

4. Our allowance for loan losses was as follows at the dates indicated:

(in thousands)	(unaudited) September 30 2009	(audited) December 31 2008	(unaudited) September 30 2008
Balance at beginning of year	$10,542	$7,888	$7,888
Reserve on loans acquired	—	488	488
Provision charged against income	2,500	4,025	2,800
Recoveries of loans charged off	348	554	441
Loans charged off	(2,026)	(2,413)	(1,004)

Balance at end of year	$11,364	$10,542	$10,613

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Following is a summary pertaining to impaired loans:

	September 30 2009	December 31 2008
	(in thousands)
Impaired loans for which an allowance has been provided	$17,071	$14,977
Impaired loans for which no valuation allowance has been provided	10,095	9,264

Allowance related to impaired loans	$5,018	$2,881

Average balance of impaired loans	$19,310	$8,564

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under Accounting Standards Codification 310 (“ASC”) amounted to $666 thousand and $9.3 million at September 30, 2009 and December 31, 2008, respectively.

5. Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

	(unaudited) September 30 2009	(audited) December 31 2008	(unaudited) September 30 2008
Amortizing advances	$1,429	$2,143	$2,857
LIBOR floating advances	—	10,000	10,000
Convertible advances	122,500	122,500	122,500

Total advances	$123,929	$134,643	$135,357

The table presented below shows the maturities and potential call dates of FHLB advances. All but $1.4 million of the FHLB borrowings are convertible advances that have a call provision.

	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2009	715	3.15%	85,000	4.51%
2010	5,714	5.57%	28,500	4.20%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

Total	$123,929	4.26%	$122,500	4.29%

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. The following table shows the weighted average number of shares used in computing per share earnings (loss) and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to shareholders for the three- and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended
	September 30, 2009		September 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings/(loss) per share	5,926,293	$(1.50)	5,882,007	$(0.52)
Effect of dilutive securities,
stock options	—	—	—	—
restricted stock	—	—	—	—

Diluted earnings/( loss) per share	5,926,293	$(1.50)	5,882,007	$(0.52)

	Nine Months Ended
	September 30, 2009		September 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings/(loss) per share	5,915,426	$(1.80)	5,887,349	$0.15
Effect of dilutive securities,
stock options	—	—	1,225	—
restricted stock	—	—	—	—

Diluted earnings/(loss) per share	5,915,426	$(1.80)	5,888,574	$0.15

At September 30, 2009 and 2008, respectively, options to acquire 283,167 shares and 257,012 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

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

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. We had already adopted an accounting standard in 2002 and began recognizing compensation expense for stock option grants in that year, as all such grants had an exercise price not less than the fair market value on the date of the grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of a new accounting standard in 2004 that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

normal retirement age of 65 prior to the normal vesting date. For the three- and nine-month periods ended September 30, 2009 and 2008, stock option compensation expense of $45 thousand and $52 thousand and $171 thousand and $188 thousand, respectively was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through September 30, there have been no awards issued in 2009. The weighted average estimated fair value of stock options granted in the year 2008 was $3.62. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated in the table below:

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

Stock option plan activity for the nine months ended September 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at beginning of year	304,312	$19.44
Granted	—	—
Exercised	—	—
Forfeited	21,145	20.21

Outstanding at September 30, 2009	283,167	19.44	6.33	none

Options exercisable at September 30, 2009	138,042	21.72	4.62

As of September 30, 2009, there was $321 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 2.00 years. There were no options granted in the three- and nine-month periods ended September 30, 2009 or 2008. There were no shares exercised in the three month or nine month periods ended September 30, 2009 or 2008.

We awarded 18,000 shares of restricted stock to employees on July 1, 2009. One half of these shares are subject to time vesting at 20% per year over a five–year period. The other half of the restricted share award is performance based and will vest on June 30, 2012 if, and only if, 2011 financial achievements of the Company meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group. Performance share vesting is based on a sliding scale at various levels for performance at or above the 50th percentile of the peer group performance. We issued no restricted stock in 2008, but did grant 15,000 shares in December 2007, again with a 50/50 split between time vested and performance vested. In December 2008, 1,500 of the time based shares vested and in April 2009, 800 time-based and 1,000 performance based shares were forfeited.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At September 30, 2009 there was $84 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time-based shares, and over the remaining vesting period for  1/3rd of the 2009 performance-based shares. The Company does not anticipate the 2007 performance based award to vest and assumes that only  1/3rd of the 2009 performance based award will vest. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $8.31 per share for the 2009 award and $17.25 per share for the 2007 award. For the three- and nine-month periods ended September 30, 2009 and 2008, restricted stock compensation expense of $4 thousand and $7 thousand and $21 thousand and $22 thousand, respectively, was included in salary and benefit expense.

8. Components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$165	$229	$495	$687
Interest cost	191	192	573	576
Expected return on plan assets	(179)	(266)	(537)	(799)
Amortization of prior service cost	5	6	15	17
Amortization of net obligation at transition	—	—	—	1
Recognized net actuarial gain	53	—	159	(1,328)

Net periodic benefit cost	$235	$161	$705	$(846)

We made our required 2008 fiscal year contribution to the pension plan in December 2008 in the amount of $642 thousand. We project that we will make a contribution of $941 thousand in 2009.

9. Fair Value Measurements

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting standards exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of our Company.

We adopted “Fair Value Measurements” (ASC 820) , on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Accounting standards clarify that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In October of 2008, accounting standards were issued to clarify the application of ASC 820 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820 was effective upon issuance, including prior periods for which financial statements were not issued.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the fair value hierarchy under accounting standards based on these two types of inputs are as follows:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We use a single quote service through our securities accounting firm that obtains its quotes from a nationally recognized firm. Procedurally we review current quotes to the prior month’s quote and analyze any significant changes.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

	Balance as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$163,058	$—	$163,058	$—

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

The following describes the valuation techniques used to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that some portion of the amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe that the fair value component in our valuation or OREO follows the provisions of accounting standards.

The following table summarizes our financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2009.

	Balance as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$21,482	$—	$16,541	$4,941
Other real estate owned	3,713	—	—	3,713

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

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

At September 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$27,155	$27,155	$13,214	$13,214
Securities - available for sale	171,999	171,999	161,879	161,879
Loans, net	832,749	891,334	808,724	835,595
Accrued interest receivable	4,142	4,142	4,050	4,050

Financial liabilities:
Noninterest-bearing deposits	$94,954	$94,954	$90,090	$90,090
Interest-bearing deposits	756,859	726,807	723,443	713,499
Short-term borrowings	2,665	2,665	3,593	3,593
Federal Home Loan Bank advances	123,929	134,801	134,643	139,400
Trust preferred debt	10,310	10,612	10,310	10,868
Accrued interest payable	2,103	2,103	2,512	2,512

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

10. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11. The following table displays detail of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income (loss)	$(8,518)	$(3,069)	$(9,566)	$857
Unrealized gains (losses) on securities available for sale, net of tax expense	1,621	(12,781)	516	(12,947)
Less: reclassification adjustment, for gain on sale of available for sale securities, net of tax	(2)	—	(26)	(29)
Add: reclassification adjustment for loss on impairment of securities, net of tax	9,737	4,439	12,286	4,634

Total comprehensive income (loss)	$2,838	$(11,411)	$3,210	$(7,485)

12. On January 9, 2009 we issued $24 million in preferred stock to the U. S. Treasury, comprised of 24,000 shares of our Series A Fixed Rate Cumulative Perpetual Preferred with a stated value of $1,000 per share. We had applied for these funds under the TARP Capital Purchase Program (“CPP”). This funding increased our Capital levels. The agreement also requires us to pay a 5% dividend on the preferred stock for the first five years, then increases to 9% for all periods after the first five years if we have not redeemed the preferred stock. In addition we issued a warrant to the U. S. Treasury giving them the right to purchase 373,832 shares of our common stock at $9.63 per share for up to 10 years. Accounting for the issuance of the preferred stock included entries to our balance sheet to recognize preferred stock at the full amount of the $24 million issuance, the warrant and discount on the preferred stock. The fair value of the preferred stock was calculated by discounting the cash flows by a prevailing interest rate that a similar security would have received in the current market environment in January 2009. The preferred stock dividend is being accreted quarterly over a 5 year time frame as an addition described as “effective preferred dividend”. The fair value of the warrants before allocation was $949,533 using the Black Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The net present value of the preferred stock using a 12% discount rate was $14,446,000. The 12% discount rate was determined to be the likely alternative cost of capital based on discussions with our investment banking advisors. Allocation of the discounted present value of the preferred stock and the fair value of the warrant resulted in a discount amount of $1.48 million to be accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Accretion of the discount increases the reported effective preferred stock dividend by approximately $72 thousand per quarter.

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

We provide a broad range of personal and commercial banking services including commercial, consumer and real estate loans. We supplement our lending operations with an array of retail and commercial deposit products and fee-based services. Our services are delivered locally by well-trained and experienced bankers whom we empower to make decisions at the local level so that they can provide timely lending decisions and respond promptly to customer inquiries. We believe that, by offering our customers personalized service and a breadth of products, we can compete effectively as we expand within our existing markets and into new markets.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Contingencies (ASC 450), which requires that losses be accrued when their occurrence is probable and estimable and (ii) Receivables (ASC 310) , which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We evaluate non-performing loans individually for impairment, such as nonaccrual loans, loans past due 90 days or more, restructured loans and other loans selected by management as required by the accounting standards. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under the accounting standards.

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

Impairment of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost basis. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either: (1) we intend to sell the security or (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in earnings on the statements of income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until recovery of fair value. Other-than-temporary impairment of an equity security results in a loss that must be included in earnings on the statements of income. On a quarterly basis we review each investment security for other-than-temporary impairment based on criteria that includes cost exceeding market value by 20% or greater, the duration of the market decline, the financial health of and specific prospects for the issuer, out best estimate of the cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we could be required to sell the security before recovery.

Goodwill and Intangible Assets

The accounting standard (ASC 805) Business Combinations requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, we are required to record assets acquired, including identifiable intangible assets, and liabilities at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, we adopted Intangibles – Goodwill and Other (ASC 350) which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of the accounting standards discontinue the amortization of goodwill and intangible assets with indefinite lives, but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence.

Goodwill totaled $16.0 million at both September 30, 2009 and December 31, 2008. Based on the testing of goodwill for impairment, no impairment charges have been recorded. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $287 thousand and $503 thousand, at September 30, 2009 and December 31, 2008, respectively, and are included in other assets.

OVERVIEW

The third quarter of 2009 presented continued challenges in the management of risks in our earning assets. While broad economic measurements show signs of the beginning of an economic upswing, we are still seeing that our customers are struggling to meet their month to month payments. Our loan quality measures continue to exhibit the difficulties that the economic stress is having on our market. Our investment portfolio has suffered significantly from economic stress and we have experienced an other-than-temporary impairment loss on the portfolio’s holdings of pooled trust preferred securities (“TRUPS”). These securities were purchased in 2006 and 2007 or earlier and were acquired for the sole purpose of mitigating interest rate risks, as they carried an interest rate that floated with LIBOR. TRUPS which consist primarily of debt issued by several hundred bank holdings companies demonstrated outstanding performance for the first 12 years of their existence and were considered investment grade securities until the second quarter of 2009. TRUPS began to experience stress in late 2007 and throughout 2008 and the first six months of 2009 to the point that there is no orderly market for these investments. In the third quarter of 2009 the rapid expansion of bank failures and deferrals by weaker banks impacted the value of TRUPS, decreasing the value of the investments by an amount greater than in the entire prior history of the segment. After much deliberation and consultation with an independent appraiser who specializes in valuing illiquid securities, the Board of Directors made the decision to take an impairment charge of $15 million ($9.8 million after tax) as of September 30, 2009. This charge negatively impacted earnings per share for the quarter by $1.64. We anticipate that with this risk removed from our investment portfolio, our improved capital position, our conservative loan loss reserves and strong core deposit growth, we will be well positioned for a healthy 2010.

Community banks including our Company rely primarily on earnings from lending in the local markets that they serve. Community banks are sharing the hardship of their customers and neighbors, as slowing loan payments have resulted in deteriorating asset quality. In the third quarter, our foreclosed real estate (“OREO”), nonaccrual assets and past due loan balances have risen and fallen as we deal with each new issue that arises. We have implemented special loan programs which assist our struggling customers by refinancing their debt, with the bank often absorbing the closing costs.

One of our major challenges in 2009 has been the minimal earnings on the large pool of cash created from rapid core deposit growth as consumers sought a “safe haven” and from the Treasury Capital Purchase Program (“CPP”) funds. With interest rates at historic lows, these funds were invested in fed funds or other short-term instruments with yields of less than 0.25%. Over the year, and especially in the third quarter, we have restructured our balance sheet by decreasing the amount in short term investments and allowing higher cost brokered deposits and some of our highly interest-sensitive certificates of deposit to roll off the liability side of our balance sheet. This has allowed us to maximize our earning asset yield, while positioning us to lend money that has a lower funding cost. In the current low interest rate environment, this allows use to improve our interest spread and margin moving forward by better matching earning rates to funding rates to get a consistent spread.

On April 3, 2009, a definitive merger agreement with First Capital Bancorp, Inc. (“FCVA”) in the Richmond marketplace was announced. Both companies received shareholder approval of the merger in August 2009. The regulatory approval process has moved much slower than anticipated and is still pending with the result that the projected closing date will not be in 2009. Under the purchase approach to accounting for a combination like this, all merger-related expenses are recognized on the books as they occur, thereby resulting in decreased earnings in 2009.

Third quarter 2009 earnings were negatively impacted by the securities impairment taken, resulting in a loss available to common shareholders of $8.9 million, compared to a loss of $3.1 million in the third quarter of 2008. In both periods, the loss was the result of securities impairments. In 2008, it was for the government service entity (“GSE”) investments which lost their value when the government seized the mortgage giants FNMA and FHLMC. In 2009, it was from the TRUPS discussed above. Net interest income was $8.1 million in the third quarter of 2009, compared to $8.4 million in the third quarter 2008, and down slightly from $8.2 million in the second quarter of 2009. Noninterest income/(loss), including the impairment charge, was ($13.2) million for the third quarter, a $10.2 million decline from ($3.0) million for the three months ended September 30, 2008. Noninterest expense increased $327 thousand from $7.0 million in the third quarter of 2008 to $7.3 million for the third quarter of 2009. This increase was primarily from a $183 thousand increase in FDIC expense and $218 thousand of merger-related expense. Net interest margin for the third quarter was 3.20% compared to 3.59% for the third quarter of 2008. Since March 2007, the net interest margin has followed a downward trend which we believe will be reversed beginning in the fourth quarter of 2009. Average earning assets for the third quarter of 2009 were $79.7 million above that of the third quarter of 2008. Average loans were $47.1 million above the average loans for the third quarter of 2008. Federal funds sold decreased to $5.5 million compared to $9.5 million in the same quarter of the prior year while the average yield decreased from 1.94% to 0.22%. Average interest-bearing deposit balances increased $84.8 million, or $37.7 million, more than loan growth in the third quarter of 2009.

Investment income declined from the combination of lower rates on new investments, from the Treasury conservatorship of FNMA and FHLMC which eliminated our agency preferred stock dividends, a decline in the TRUPS earnings and the temporary suspension of dividends from the Atlanta FHLB for the first two quarters of 2009 before the FHLB resumed dividend payments in the third quarter of 2009. Loan loss provision for the third quarter was $850 thousand compared to $1.1 million in the third quarter of 2008. For the year, the provision is $2.5 million compared to $2.8 million through the first nine months of 2008. Management still sees risk in the loan portfolio and expects to continue higher provision expense through the end of 2010.

Looking to the rest of the year, we are still waiting for the federal government’s economic stimulus plan to revive loan demand. Our special loan program, started late in the second quarter to relieve some of the payment pressure on our customers, has booked $13.6 million in loans, and we have paid $94 thousand in closing costs related to these loans. We continue to explore other loan products to assist our customers. Over the remainder of the year we anticipate $110 million in certificates of deposit repricing at lower rates which should further enhance our net interest margin. The Federal Reserve continues to focus on reviving the economy, so we do not anticipate any major rate changes unless inflation is rekindled by an economic expansion. The Treasury CPP investment has enhanced our capital position as the Company infused EVB with $20 million more of regulatory capital earlier in the year. We anticipate continued higher than historical loan losses in the short run and have prepared for that possibility. We have quality individuals managing our past due loans and foreclosed properties to minimize our potential losses. As the economy recovers, we are positioned to take advantage of all opportunities that present themselves.

Financial Condition

Return on average assets (“ROA”) for the third quarter of 2009 declined to (3.17%), compared to (1.19%) in the same quarter of 2008, and return on common average equity (“ROE”) declined to (44.83%) compared to (14.30%) for the quarter ended September 30, 2008. For the first nine months of 2009, ROA declined to (1.30%), compared to 0.12% for the same period in 2008, and ROE declined to (18.59%) compared to 1.28% for the period ended September 30, 2008. For the third quarter of 2009 the net loss was $8.5 million, and the net loss after $372 thousand effective preferred dividend was $8.9 million compared to a net loss of $3.1 million in the third quarter of 2008. For the nine months ended September 30, 2009, the net loss was $9.6 million and the net loss after effective preferred dividend was $10.7 million compared to net income of $857 thousand for the first nine months of 2008.

Total assets at September 30, 2009 were $1.11 billion, up $54.4 million, or 5.2%, from $1.05 billion at year-end 2008 and up $74.7 million, or 7.3% from September 30, 2008, when total assets were $1.03 billion. This increase is the result of strong deposit growth, particularly in the first quarter of 2009 and the addition of $24 million from the issuance of preferred stock under the Treasury CPP. Loan growth through September 30, 2009 was $24.8 million, or 3.0% compared to the 2008 year-end balance. Actual loan growth in the third quarter of 2009 was $11.3 million or 1.4% which would project to an annualized growth of 5.6%. For the quarter, total average assets were $1.1 billion, an increase of 8.69% compared to $1.02 billion in the third quarter of 2008. For the quarter ended September 30, 2009, average total loans, net of unearned income, were $838.2 million, an increase of $47.1 million, or 6.0%, from $791.1 million for the same period in 2008. For the nine months ended September 30, 2009, total average assets were $1.1 billion, an increase of $109.9 million compared to $987.8 million for the same period in 2008. At September 30, 2009, net loans as a percent of total assets were 75.3%, as compared to 76.9% at December 31, 2008. While this portfolio should be able to generate a strong earnings stream, the current economic uncertainty overshadows our near term earnings

At September 30, 2009, the investment portfolio totaled $171.9 million, an increase of $10.1 million from $161.9 million at December 31, 2008 and an increase of $15.2 million compared to $156.8 million at September 30, 2008. Yield during the first nine months of 2009 was down compared to the same quarter in the prior year. This was the result of the lack of FNMA and FHLMC income in 2009 and elimination of trust preferred income as we have gone through the year. As a result of the impairment taken in the third quarter, our unrealized gain or loss (MTM) in the investment portfolio improved $19.7 million to $1.5 million at September 30, 2009 compared to year-end 2008. The reported balances for 2009 are after the $15.0 million and $3.9 million impairments taken in the third and second quarters, respectively. By taking these impairments, we have substantially lowered the risk profile of our balance sheet. For more detail, see securities Note 2 to the consolidated financial statements earlier in the document. The investment portfolio is designed to balance interest rate risk and provide liquidity. It is an active tool in balance sheet management.

Total deposits continue to grow. At September 30, 2009 deposits were $851.8 million, an increase of $73.7 million, or 9.5%, from $778.2 million at the same point in 2008 and up $38.3 million from the year-end 2008 balance of $813.5 million. Over 92 % of the increase was in core deposits - $48.8 million in NOW accounts and $23.8 million in MMDA. Certificates of deposit increased $3.4 million. Cost of deposits is down $855 thousand compared to the first nine months of 2008 with $674 thousand of that decrease occurring in the third quarter, and our cost of deposits is projected to continue to decrease as $110 million in certificates of deposit reprice over the next three months. Average interest-bearing deposits increased $111.6 million from $645.2 million in the third quarter of 2008 to $756.7 million for the same period in 2009. Average demand deposits declined $5.3 million to $92.2 million at September 30, 2009.

FHLB borrowings at September 30, 2009 totaled $123.9 million, a $10.7 million, or 8.0%, decrease compared to $134.6 million at December 31, 2008 and an $11.4 million decrease from $135.4 million at September 30, 2008.

Accounting standards require the Company to show the effect of market changes in the value of securities available for sale. The valuation is particularly erratic in these stressed economic times. The effect of the change in market value of securities, net of income taxes, is reflected in a line titled “Accumulated other comprehensive (loss), net” in the Shareholders’ Equity section of the Consolidated Balance Sheets. The securities portion was a $955 thousand gain at September 30, 2009 compared to an $11.8 million loss at December 31, 2008 and an increase of $11.4 million compared to a $10.4 million loss at June 30, 2009. Also included in this line item is a $3.2 million loss related to the prior year market decrease in the value of the pension plan.

RESULTS OF OPERATIONS

Net Income

With the addition of the preferred stock on our balance sheet, we need to analyze income on two levels: income from operations and income available to common shareholders. Preferred dividends and accretion of discount on the preferred stock are recorded before any dividends are paid to the common stock holders.

For the third quarter 2009, net income/(loss) available to common shareholders was a loss of $8.9 million compared to a loss of $3.0 million in the third quarter of 2008. Diluted and basic earnings per common share decreased $0.98 to a loss of $1.50, compared to a loss of $0.52 for the same quarter in 2008. Without the $10.6 million increase in securities impairment and the merger-related expense of $218 thousand, the Company would have had positive pretax income. Net interest income for the third quarter 2009 was $8.1 million compared to $8.4 million for the same quarter in 2008. The third quarter decrease of $304 thousand is less than the decline in the second quarter of 2009 of $594 thousand as the interest spread decreased. Interest and fees on loans were down $834 thousand, or 6.3%, while deposit costs were down $674 thousand, or 12.9 % compared to third quarter 2008. An encouraging aspect of this decline is the third quarter deposit interest expense decrease which is approximately 79% of the total year over year change and indicates that the net interest margin should be adjusting upward.

Interest income on investments declined by $296 thousand compared to the third quarter in 2008. While we have made some adjustments in our portfolio that has resulted in increased income from tax exempt securities, these increases could not overcome the loss of FNMA and FHLMC securities income, the decline in trust preferred income and a decreased FHLB dividend. Federal funds sold, with an average balance of $5.5 million and a yield of only 0.22%, earned $3 thousand during the third quarter, a decline of $43 thousand compared to 2008. Our investment in deposits at other banks, with an average balance of $26.1 million, earned $44 thousand for the quarter which offset the fed funds decline. We have clearly benefited from shifting funds out of traditional fed funds category. We continue to explore other higher earning investment alternatives to improve earnings on our excess funds. Interest bearing liabilities expense decreased $826 thousand for the third quarter compared to the same period in 2008. With the decreasing deposit costs, we are anticipating more improvement in our net interest margin over the next twelve months due to continued deposit repricing. Loan loss provision for the third quarter 2009 was $850 thousand, a decline of $200 thousand from $1.1 million in the third quarter 2008. Over the last six quarters, we have set aside $6.1 million in provision and anticipate continuing this higher than usual provision for the near term.

Noninterest income for the third quarter 2009 was ($13.2) million, compared to ($3.0) million in 2008’s third quarter. Excluding the impact of the securities impairment for both periods, mentioned above, noninterest income would have increased $363 thousand to $1.8 million for the third quarter 2009 compared to $1.4 million for the same period in 2008. Deposit fees declined $45 thousand while other noninterest income increased $56 thousand primarily from insurance fees, and card fees increased $13 thousand. An OREO gain of $107 thousand compared to a loss in 2008 of $229 thousand was the largest increase in noninterest income before impairments. Without the OREO item, there was still a $24 thousand increase in noninterest income period-to-period.

Noninterest expense for the third quarter of 2009 increased $327 thousand, or 4.7% compared to 2008 from $7.0 million in 2008 to $7.3 million in third quarter 2009. This increase was primarily from a $183 thousand increase in the regular FDIC assessment and the $218 thousand in merger related expenses. Occupancy expense increased $76 thousand due to annual changes in building insurance, rent and service contracts. Management continues to monitor controllable expenses closely.

For the nine months ended September 30, 2009, net income/(loss) available to common shareholders was ($10.7) million, a decrease of ($11.5) million compared to $857 thousand at the same date in 2008. Net interest income decreased $992 thousand, with a decrease of $2.3 million in interest income offset by a decrease in interest expense of $1.3 million. Loan loss provision expense was $2.5 million through September 30, 2009 down $300 thousand from $2.8 million in 2008. Noninterest income for the first nine months of 2009 was ($13.9) million, a decrease of $15.5 million compared to 2008’s $1.6 million. In addition to the items mentioned in the second quarter review above, we had a $1.3 million actuarial gain on pension curtailment in 2008. Without the unusual items in both years, noninterest income would have increased $27 thousand as a result of higher card fees. (See table below.) Noninterest expense increased $2.1 million from $20.6 million in 2008 to $22.7 million for the period ended September 30, 2009. Of that increase, $1.6 million is from a $1.1 million increase in FDIC expense and 526 thousand of merger-related expenses. The remainder of the increase is from $203 thousand in salaries and benefits as group insurance and pension costs rose and $364 thousand in occupancy and equipment as a result of our branch purchases in 2008 and annual increases in the third quarter.

	YTD through September 30		YTD Change
Dollars in thousands	2009	2008	Amount	Percent
Total noninterest income/(loss) reported (GAAP)	$(13,929)	$1,552	$(15,481)	-997.5%
Less Impairment - securities	(18,919)	(4,739)	(14,180)	299.2%
Less Actuarial gain - pension curtailment	—	1,328	(1,328)	-100.0%

Total noninterest income without unusual items	$4,990	$4,963	$27	0.5%

Net Interest Income

Net interest income is our primary source of income and for the third quarter of 2009, net interest income on a fully tax equivalent basis decreased $263 thousand to $8.3 million, compared to $8.5 million in the third quarter of 2008. Average earning assets for the quarter ended September 30, 2009 were $1.04 billion, an increase of $79.7 million compared to $957 million for the same period in 2008. Average loans increased $47.1 million, or 6.0%. Average securities increased $10.6 million, or 6.8%. Average federal funds sold decreased $4.0 million, or 42.4%, for the third quarter of 2009, reflecting the redistribution of our excess funds to other short term earning assets. Fully tax equivalent net interest margin for the three-month period ended September 30, 2009 was 3.20% compared to 3.59% for the same quarter in 2008. The third quarter 2009 margin was impacted by the early repricing of some loans as well as the loss of income from the devalued investments and an increased level of nonaccrual loans. For the third quarter of 2009, the yield on earning assets declined 93 basis points to 5.52%, compared to 6.45% for the third quarter of 2008, and the cost of interest bearing liabilities was down 64 basis points to 2.66% from 3.30% in the same period in 2008. Interest expense continues its downward trend, partially relieving the margin squeeze, with decreases in all the deposit categories. For the three months ended September 30, 2009, the average balances for money market savings and interest checking increased $40.1 million and $29.7 million respectively, while jumbo certificates grew $30.0 million and certificates less than $100 thousand declined $14.4 million, all compared to the average balances for the third quarter of 2008.

For the nine months ended September 30, 2009, net interest income on a fully tax equivalent basis was down $919 thousand from $25.4 million in 2008 to $24.4 million in 2009. Of this decline, $637 thousand occurred in the first quarter of 2009. The yield on earning assets was 5.64% for the nine months ended September 30, 2009 compared to 6.57% for the same period in 2008. The cost of interest-bearing liabilities was 2.82% for the first nine months of 2009 compared to 3.40% for the same period in 2008. On a year to date basis, average balances for interest-bearing deposits grew $111.6 million, or 17.3%, with increases in all categories except savings. The other interest bearing liabilities (borrowings) average balances were down $11.5 million.

Going into the fourth quarter of 2009 and the year 2010, management’s objective in the margin measure is to find better investments for the excess funds on our balance sheet, grow loans and deposits, while managing the deposit cost in order to maintain a reasonable spread. The notes in the following schedule show the derivation of the tax equivalent interest amount that is added to GAAP net interest income. The tables below disclose fully tax equivalent net interest income calculations for the three-month period and nine month periods ended September 30, 2009 and 2008:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$116,333	$1,175	4.05%	$116,395	$1,566	5.41%
Tax exempt (1)	50,866	733	5.78%	40,220	598	5.98%

Total securities	167,199	1,908	4.58%	156,615	2,164	5.56%
Interest bearing deposits with banks	26,088	44	0.68%	—	—	0.00%
Federal funds sold	5,486	3	0.22%	9,529	46	1.94%
Loans, net of unearned income (2)	838,237	12,316	5.89%	791,119	13,150	6.69%

Total earning assets	1,037,010	14,271	5.52%	957,263	15,360	6.45%
Less allowance for loan losses	(11,256)			(10,202)
Total non-earning assets	86,877			76,654

Total assets	$1,112,631			$1,023,715

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$190,549	$632	1.33%	$150,469	$756	2.02%
Savings	74,581	133	0.72%	75,135	156	0.84%
Money market savings	85,676	293	1.37%	56,002	334	2.40%
Large dollar certificates of deposit (3)	179,478	1,512	3.38%	149,487	1,688	4.54%
Other certificates of deposit	236,891	1,974	3.34%	251,262	2,285	3.66%

Total interest-bearing deposits	767,175	4,544	2.38%	682,355	5,219	3.08%
Federal funds purchased & REPO’s	1,248	3	0.96%	2,938	16	2.19%
Other borrowings	134,239	1,443	4.31%	145,667	1,581	4.37%

Total interest-bearing liabilities	902,662	5,990	2.66%	830,960	6,816	3.30%
Noninterest-bearing liabilities
Demand deposits	93,068			99,107
Other liabilities	14,226			8,281

Total liabilities	1,009,956			938,348

Shareholders’ equity	102,675			85,367

Total liabilities and shareholders’ equity	$1,112,631			$1,023,715

Net interest income		$8,281			$8,544

Interest rate spread (4)			2.86%			3.15%
Interest expense as a percent of average earning assets			2.31%			2.86%
Net interest margin (5)			3.20%			3.59%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The tax equivalent adjustment for the quarter is $224 thousand, compared to $181 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Nine Months ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$110,021	$3,754	4.56%	$118,030	$4,771	5.40%
Tax exempt (1)	46,210	2,035	5.89%	41,031	1,797	5.85%

Total securities	156,231	5,789	4.95%	159,061	6,568	5.52%
Interest bearing deposits with banks	10,793	59	0.73%	—	—	0.00%
Federal funds sold	26,774	43	0.21%	5,389	82	2.03%
Loans, net of unearned income (2)	831,193	37,367	6.01%	761,649	38,870	6.82%

Total earning assets	1,024,991	43,258	5.64%	926,099	45,520	6.57%
Less allowance for loan losses	(11,133)			(9,086)
Total non-earning assets	83,903			70,793

Total assets	$1,097,761			$987,806

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$176,778	$2,103	1.59%	$141,255	$2,128	2.01%
Savings	73,367	418	0.76%	75,440	517	0.92%
Money market savings	81,946	1,075	1.75%	49,250	882	2.39%
Large dollar certificates of deposit (5)	181,197	4,765	3.52%	140,170	4,840	4.61%
Consumer certificates of deposit	243,460	6,097	3.35%	239,065	6,946	3.88%

Total interest-bearing deposits	756,748	14,458	2.55%	645,180	15,313	3.17%
Federal funds purchased & REPO’s	810	7	1.16%	3,305	70	2.83%
Other borrowings	135,357	4,358	4.30%	144,306	4,783	4.43%

Total interest-bearing liabilities	892,915	18,823	2.82%	792,791	20,166	3.40%
Noninterest-bearing liabilities
Demand deposits	92,184			97,514
Other liabilities	12,061			8,171

Total liabilities	997,160			898,476

Shareholders’ equity	100,601			89,330

Total liabilities and shareholders’ equity	$1,097,761			$987,806

Net interest income		$24,435			$25,354

Interest rate spread (3)			2.82%			3.17%
Interest expense as a percent of average earning assets			2.46%			2.91%
Net interest margin (4)			3.19%			3.66%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The tax equivalent adjustment for the nine months is $622 thousand, compared to $457 thousand in the prior year.

(2)	Nonaccrual loans have been included in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Noninterest Income (loss)

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income (loss) for the three months ended September 30, 2009 was ($13.2) million, a decrease of $10.2 million from $3.0 million for the same three months of 2008. Most of this decline was the result of the $15.0 million securities impairment taken in the third quarter of 2009. This impairment was taken to remove the other-than-temporary loss on trust preferred investments from the balance sheet. While it creates a loss for the Company in 2009, it enhances the balance sheet strength and improves our risk based capital ratios. The three recurring lines in this income section are deposit fees, card fees and other operating income. For the third quarter of 2009, these totaled $1.7 million compared to $1.6 million for the same period in 2008, an increase of $41 thousand in the core noninterest income categories. Deposit fees for the quarter were $976 thousand compared to $1.0 million in the same period in 2008, down $45 thousand compared to the same period in the prior year, reflecting a significant decline in non sufficient funds (“NSF”) fees and lower demand deposit account (“DDA”) service charges. The decline in NSF appears to be part of the economic situation where customers are being more frugal and watching their balances. The decline in DDA service charges reflects a decline in our noninterest bearing deposit balances which are down $5.0 million from September 2008.

Many of these balances are moving into other no service charge products. We have a number of products where service charges are waived if certain account rules are followed. A number of those accounts are in our NOW and MMDA products which are our fastest growing deposit balances. Card fees were $309 thousand for the quarter ended September 30, 2009, an increase of $13 thousand from $296 thousand for the same period in 2008. This category was a growth source over the last couple of years but the recession has slowed usage of the cards. Other operating income increased $56 thousand from $312 thousand for the three months ended September 30, 2008 to $368 thousand in 2009. Most of the income in this category is from small business lines that we are in such as insurance sales, title insurance investment services and mortgage referral. The third quarter increase was generated by higher title insurance income, higher insurance commissions and a net OREO gain for the quarter.

For the nine months ended September 30, 2009, noninterest income/(loss) was ($13.9) million compared to $1.6 million for the same period in 2008, a decrease of $15.5 million. Most of this change can be explained by unusual items in each year. In 2009, there was a securities impairment of $3.9 million in the second quarter and $15.0 million in the third quarter compared to a $4.7 million impairment for the first nine months of 2008, a decrease of $14.2 million when comparing the two periods. In 2009, there were no gains to match the $1.3 million actuarial gain from our pension plan taken in the first quarter of 2008, resulting in a net reduction of $1.3 million for the comparable period. Also, there was an OREO gain of $132 thousand compared to a loss of $229 thousand in the first nine months of 2009. The remaining balance represents small increases or decreases that net each other out. Core noninterest earnings excluding the impairments and the 2008 pension gain increased $99 thousand.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense was $7.3 million for the quarter ended September 30, 2009, an increase of $327 thousand, or 4.7%, compared to $7.0 million in the same quarter of 2008. The increase is the result of a $183 thousand increase in FDIC expense and $218 thousand in merger-related expense in the third quarter of 2009. Merger-related expenses include legal, marketing and other expenses related to bringing the companies together and are accumulated as a separate account. Salary and benefits decreased $88 thousand from $3.7 million in 2008 to $3.6 million in 2009. Occupancy and equipment increased $76 thousand due to annual increases in operating expense for rent, service contracts and building insurance. Marketing expense decreased $130 thousand from decreased branch opening and public relations expense in 2009. Other operating expense increased $39 thousand from special lending program closing costs of $94 thousand.

For the nine months ended September 30, 2009 total noninterest expense increased $2.1 million from $20.6 million in 2008 to $22.7 million in 2009. Again, $1.6 million of this increase is the result of a $1.1 million increase in FDIC expense and the $526 thousand in merger-related expense. Salaries and benefits are up $203 thousand, or 1.8%, due to increases in our group insurance expense and pension plan expense. Occupancy expense is up $364 thousand as a result of branch expansion in 2008 and annual increases in contracted services.

Income Taxes

Income tax expense for the quarter ended September 30, 2009 was a benefit of $4.8 million compared to an expense of $355 thousand in the same quarter of the prior year, a $5.2 million decrease with the benefit driven by the securities impairment. Income tax expense for the nine months ended September 30, 2009 was a benefit of $5.8 million compared to $2.1 million expense for the same period in 2008, a decrease of $7.8 million. Again, the decrease is driven by the securities impairment.

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

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $28.8 million at September 30, 2009, $16.7 million at December 31, 2008 and $10.1 million at September 30, 2008. This number continues to increase as a result of a depressed economy that has put record numbers of people out of work, making their ability to pay on formerly good paying loans a challenge. Loans have moved in and out of this account all year as borrowers have brought them up to date or they have moved to OREO or property is sold. The OREO balances have also turned over, even with a weak real estate market. Nonperforming assets are composed largely of loans secured by real estate (98.3%) in the Company’s market area and repossessed properties in our OREO balances. At the end of the third quarter OREO was $3.7 million compared to $560 thousand at year-end 2008 and $950 thousand at September 30, 2008. At September 30, 2009, the OREO balance included two lots from one builder which included $100 thousand in mechanics liens, nine lots from another developer with $9,300 in improvements and five residential homes. As these properties are sold, they are removed from OREO and any excess or shortfall goes to the “gain/(loss) on sale of OREO” account. As more foreclosures occur in our markets, we expect that our September 30, 2009 OREO balance may increase in coming months. The depressed economy has affected our real estate markets causing deflation in property values.

Nonaccrual loans are $13.7 million at September 30, 2009, a increase of $100 thousand from $13.6 million at year-end 2008 and an increase of $9.3 million from $4.4 million at September 30, 2008. The increase shows the impact of the addition of a $5.3 million well-secured credit in late September. Of the current balance of $13.7 million in nonaccrual loans, $13.5 million is secured. Within these secured loans, $13.3 million are secured by real estate, $252 thousand are secured by various commercial equipment and inventories and the remainder is covered by individual homes. Of the real estate secured loans, $3.8 million are real estate construction, $2.7 million are residential real estate and $6.8 million are commercial properties. At this point in time, despite the weak real estate market, management anticipates recovering over 90% of the value and has made increased provision allotments to cover the potential losses.

At September 30, 2009, loans past due 90 days and still accruing interest, were $6.5 million, an increase of $4.0 million from year end 2008 and an increase of $1.7 million from a $4.8 million balance at September 30, 2008. All of these loans are secured by real estate with no losses anticipated. The 90 day past due and still accruing category has been heavily impacted by the slow-down in payments on well secured residential mortgages that have little long-term loss exposure. At September 30, 2009 our restructured loans totaled $4.9 million, compared to no restructured loans at the same date in 2008.

While our real estate markets have been stable in the past with a very low historical loss experience, the present environment is uncharted ground, presenting a greater challenge to management. The increase in nonaccrual loans is heavily concentrated in the construction loan category and is a management focus.

Loan charge-offs, less recoveries, amounted to $972 thousand for the third quarter of 2009 compared to $148 thousand for the same quarter in 2008. The annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.46% for the third quarter of 2009, compared to 0.24% for the full year 2008 and 0.07% for the third quarter of 2008. For the nine months ended September 30, 2009, loan charge-offs, less recoveries, amounted to $1.7 million compared to $563 thousand for the same period in 2008, while the annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.27% for the first nine months of 2009, compared to 0.24% for the full year 2008 and 0.10% for the first nine months of 2008. Credit quality management continues to be our top priority. The lenders and our collection area are maintaining close contact with our troubled customers, but charge-offs are inevitable in this environment. With the high level of real estate secured debt and the large increase in loan loss reserves taken, management is confident that we can successfully manage through the economic downturn. We anticipate larger provision expense as the asset quality dictates the need.

At September 30, 2009, the allowance for loan losses was $11.4 million, an increase of $900 thousand when compared to $10.5 million at December 31, 2008, and up $751 thousand, compared to $10.6 million at September 30, 2008. The increase in allowance has been dictated by the declining asset quality in our depressed economy. The allowance is a reflection of loss inherent in the loan portfolio and not a forecast of actual current nonperforming loans. The ratio of allowance for loan losses to total loans was 1.35% at September 30, 2009, 1.29% at 2008 year-end and 1.32% at September 30, 2008. The allowance for loan losses at September 30, 2009 included $5.0 million on specific impaired loan reserves.

At September 30, 2009, the Company reported a balance of $27.2 million in impaired loans, an increase of $2.9 million from $24.2 million at December 31, 2008. At September 30, 2009, impaired loans were composed of $17.2 million with specific reserves assigned and $10.1 million with no specific reserves assigned. The average balance of impaired loans with a specific reserve for the nine months ended September 30, 2009 was $19.3 million.

At September 30, 2009 we also had $28.1 million in loans classified as potential problem loans that were excluded from impaired and nonaccrual status. These loans are currently performing and no loss is anticipated at this time based on management’s on-going analysis. Management considers all loans that are adversely risk rated as potential problem loans. These loans are risk rated based on the borrowers’ perceived ability to comply with current repayment terms. These loans are subject to constant management and Board attention, and their status is reviewed on a regular basis. Factors that cause a loan to be adversely risk rated include:

•	Failure to provide the bank with current financial statement and tax return

•	Declining or negative earnings trends

•	Declining or inadequate liquidity

•	Concerns about the business that is intended to provide the source of repayment

•	Unfavorable competitive comparisons

•	High debt to worth ratio

•	Lack of well-defined secondary repayment source

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	September 30 2009	December 31 2008	September 30 2008
Nonaccrual loans	$13,680	$13,574	$4,361
Restructured loans	4,852	—	—
Loans past due 90 days and accruing interest	6,525	2,590	4,831

Total nonperforming loans	$25,057	$16,164	$9,192
Other real estate owned	3,713	560	950

Total nonperforming assets	$28,770	$16,724	$10,142
Nonperforming assets to total loans and other real estate	3.39%	2.04%	1.26%
Allowance for loan losses to nonaccrual loans	83.07%	77.66%	243.36%
Net charge-offs to average loans for the year	0.27%	0.24%	0.10%
Allowance for loan losses to period end loans	1.35%	1.29%	1.32%

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

At both September 30, 2009 and December 31, 2008, our Federal funds sold balance was zero. Late in the second quarter, we moved some funds to short term investments and continued the approach in the third quarter. We still have $14 million in interest bearing deposits with other banks which matures in less than a year. In this lower interest rate environment, we feel we can attract deposits with minimal changes in interest rates and are willing to borrow at low short term rates, if necessary, in order to maximize the yield on earning assets. Our investment portfolio now has several segments, CMO’s and nontaxable municipals, with strong gains in them which makes them more marketable in an emergency. Our FHLB borrowings declined $11.4 million with a $10 million block maturing in the first quarter of

2009. These were the only changes to our contractual obligations that would impact liquidity since the 2008 Form 10-K disclosure. At September 30, 2009, we had immediate available credit with the FHLB of $42.0 million and with nonaffiliated banks of $37.8 million. We continue to be in a strong liquidity position. See Note 5 to the Consolidated Financial Statements in the 2008 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2008 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at September 30, 2009 was $96.2 million, or 11.49% of risk-weighted assets, and $101.6 million, or 12.14%, for total risk based capital. Our Tier 1 leverage ratio at September 30, 2009 was 8.81%. Our year-end 2008 ratios were 10.51%, 11.56% and 8.62%, respectively. By enhancing our capital ratios, management fulfills a major goal of growth and to position the Company to grow capital at a faster pace in a better earnings environment. While a stock offering in December 2006 allowed us to grow and maintain strong capital ratios over the last two years, the infusion of the TARP funds has allowed us to handle the challenges we have faced over the last year. At September 30, 2008, these ratios were 10.60%, 11.65% and 8.54%, respectively. The capital ratios are higher than the ratios at year end 2008 and at September 30, 2008.

Tier 1 capital consists primarily of common and preferred shareholders’ equity, while total risk based capital includes our trust preferred borrowing and a portion of the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you to be aware of the speculative nature of “forward-looking statements.” These statements are not guarantees of performance or results. Statements that are not historical in nature, including statements that include the words “may,” “anticipate,” “estimate,” “could,” “should,” “would,” “will,” “plan,” “predict,” “project,” “potential,” “expect,” “believe,” “intend,” “continue,” “assume” and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance. Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Form 10-Q, including the following

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A.	Risk Factors

Other than those identified below, there have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K.

•	increases in FDIC insurance premiums may cause our earnings to decrease;

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2009. As a result, the FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009. The FDIC has adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit assessment rules. In May 2009, the Board of Directors of the FDIC voted to levy a special assessment of five basis points on an FDIC –insured depository institution’s assets, minus Tier 1 capital, as of June 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. We are also participating in the FDIC’s Temporary Liquidity Guarantee Program, or TLB, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLB program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense for the remainder of 2009 and for the foreseeable future.

•	declines in value may adversely impact the investment securities portfolio.

We may be required to record other-than-temporary impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31 of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There have been no repurchases of common stock since early 2008. There is no stated expiration date for the Plan. No shares were repurchased in the first nine months of 2009. A stipulation of the TARP agreement restricts the company from repurchasing common stock without first obtaining Treasury approval.

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a meeting of shareholders on August 20, 2009. At this meeting, the shareholders approved the following proposal by the margins indicated.

To approve the proposed merger of First Capital Bancorp, Inc. into Eastern Virginia Bankshares, Inc.

For	Against	Abstained	Total
3,593,289	180,014	22,909	3,796,212

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/S/ JOE A. SHEARIN
Joe A. Shearin
President and Chief Executive Officer

/S/ RONALD L. BLEVINS
Ronald L. Blevins
Chief Financial Officer

Date: November 5, 2009

Exhibit Index

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer