Form 10-K
period 2009-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2010-03-11
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $49.1 million.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2010 was 5,945,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Annual Report to Shareholders are incorporated by reference into Part I and Part II, and portions of the 2010 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 15, 2010 are incorporated by reference into Part III.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-K

For the Year Ended December 31, 2009

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

Two of the banks that formed Eastern Virginia Bankshares, Inc. in 1998, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. Thus, the company is celebrating 100 years of existence and financial growth. Having survived the depression of the 1930’s, the booms and recessions in between and the most recent economic recession of 2008 and 2009, we are looking forward to many more years of serving our communities.

Until April 2006, we operated as an affiliation of three separate community banks. As noted above, Bank of Northumberland, Inc. and Southside Bank were the initial founding banks. Seeking to accelerate our growth by expanding into a higher growth market adjacent to our existing locations, we started a de novo bank, Hanover Bank, in 2000. From 2003 through April 2006 we developed procedural standards and consolidated support functions to benefit from the efficiency of a centralized operations process. This effort culminated in April 2006 when our three subsidiary banks merged, to form a single bank that was rebranded as EVB. Over the last three years we have seen many benefits from the consolidation. Our goal has been to expand our footprint in eastern and central Virginia; to accomplish that, we have expanded and improved our branch network. In 2008, we opened the permanent location of our Quinton branch in New Kent County, Virginia after a year in a temporary location. In January 2008, we relocated our Village branch to a prominent Hanover County location, called the Windmill, giving us a highly visible location on Route 360. In March 2008, we purchased two branches from Millennium Bank placing us in two new Virginia markets: Henrico County and Colonial Heights. This transaction grew our bank by adding $93 million in deposits and $49 million in loans. We plan to continue these strategies of building new branches in growing markets and purchasing other locations as the opportunities arise.

EVB Financial Services, Inc., a wholly owned subsidiary of EVB, has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, LLC. The mortgage company operates with a partner in generating various real estate loans for sale in the mortgage loan markets, earning interest and fees from these loans prior to sale while retaining no servicing rights after the sale. For a fee, EVB Investments Inc. provides securities, brokerage and investment advisory services through its sales force and its minority ownership in Infinex Financial Group which purchased Bankers Investment Group, LLC in 2008. Infinex provides our investment company with a brokerage firm and operational services enabling our sale of investment services. The bank also has a 75% ownership interest in EVB Title, LLC, and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance and Virginia Bankers Insurance Center, LLC acts as a broker for selling insurance products for its member banks. Through these investments, we are able to augment our fee income by providing financial products and services that are complementary to traditional banking products. These investments give us and our customer’s access to experienced professionals while we avoid making large investments to develop these capabilities internally. The bank further has a 100% interest in Dunston Hall LLC which was formed to hold the title to real estate acquired by the bank upon foreclosure of real estate secured loans.

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), we entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (ii) a warrant to purchase 373,832 shares of the Company’s common stock, at an initial exercise price of $9.63 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $24,000,000 in cash. While we are and were at that time a well capitalized bank, these funds increased our Tier I capital level and increased the relevant capital ratios. These funds assisted us in getting through a very tumultuous and trying 2009. See Note 21 (Preferred Stock and Warrant” in the attached Financial Statements for more detailed discussion of this transaction.

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

Employees

As of December 31, 2009, we employed 315 full-time equivalent employees down from 317 at the end of 2008. This number fluctuates during the year as we hire some seasonal part time personnel to help on projects or help customer coverage during the summer vacation period. Our success as a service business is highly dependent on our ability to attract and retain qualified employees in a financial services environment where competition for quality employees is intense. We provide ongoing training for our employees in all areas of the company that emphasizes providing excellent service to our customers by listening to discover their needs and meeting those needs with great service and products. We believe we have been successful in our efforts to recruit qualified employees, but this is a continuous process and there is no assurance that we will continue to be successful in the future. None of our employees are subject to collective bargaining agreements. We believe relations with our employees are excellent.

Market Areas and Growth Strategy

We currently conduct business through 25 branches. Our markets are located east of U.S. Route 250 and extend from northeast of Richmond to the Chesapeake Bay in central Virginia and across the James River from Colonial Heights to southeastern Virginia. Geographically, we have four primary market areas: Northern Neck, Middle Peninsula, Capital (suburbs of Richmond) and Southern.

Our Northern Neck and Middle Peninsula regions are in the eastern coastal plain of Virginia, often referred to as River Country. According to the Virginia Economic Development Partnership, the region’s industries have traditionally been associated with abundant natural resources that include five rivers and the Chesapeake Bay. The diversified economy includes seafood harvesting, light manufacturing, agriculture, leisure, marine services and service sectors dedicated to many upscale retirement communities.

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

Our Southern region is comprised of New Kent, Surry, Sussex, and Southampton counties. New Kent is one of the fastest growing counties in Virginia. It is located south of Richmond and north of Williamsburg placing us in the growth zone of U.S. highway 64 that runs from Richmond to the Virginia Beach area of the Virginia Tidewater region. The other three counties are approximately 50 miles southeast of Richmond along or just off the state route 460 corridor and are adjacent to the Greater Tidewater area. The port of Hampton Roads is approximately 50 miles to the east of our Southern region. The region’s close proximity to major military, naval and research centers and transportation infrastructure make this an attractive location for contractors, service and manufacturing companies. Our addition of a branch in Colonial Heights gives us a link between the U.S. 64 and the 460 access routes and positions us to take advantage of new growth occurring at nearby Fort Lee.

Business Strategy

As a result of our 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the lower projected population growth of these markets, we expanded in Hanover, Henrico, Gloucester, New Kent and King William Counties and the city of Colonial Heights to target the higher potential growth in these existing and emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Central region.

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of the broad range of products and services and high level of personal service that we provide. While we work through the economic challenges of the last two years and look at 2010 as a year to strengthen our existing markets, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding to the counties near the urban markets of Richmond and Greater Tidewater. In addition, we expect the continued growth of these two markets will create new growth into our existing markets up the middle peninsula and up and down the U.S. route 64 corridor. We intend not only to build upon existing relationships, but also to create new relationships and expand into new markets by de novo branch expansion, branch acquisitions or potential whole bank acquisitions that meet our strategic and financial criteria.

Competition

We face significant competition for loans and deposits. The sources of competition vary based on the particular market of operation, which can range from a small rural town to part of an urban market. Competition for loans, our primary source of income, comes primarily from commercial banks and mortgage banking subsidiaries of both regional and community banks. Based on June 30, 2009 data published by the Federal Deposit Insurance Corporation, the most recent date for which such data is available, EVB held the largest deposit share among its competitors in Middlesex, Essex, Northumberland and Surry Counties. EVB also had a strong deposit share in King William, Southampton and Sussex Counties, and a rapidly growing deposit base in Gloucester and Hanover Counties. Our primary competition is other community banks in Essex, King William, Lancaster and Northumberland Counties, while we compete with both community banks and large regional banks in Caroline, Gloucester, Hanover, Henrico, Middlesex, Southampton, Surry and Sussex Counties and the city of Colonial Heights.

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

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements including commitments to extend credit. At December 31, 2009, commitments to extend credit totaled $109.5 million for loans, $8.6 million for credit cards and $5.1 million related to letters of credit.

Construction Lending

We make local construction and land acquisition and development loans. These loans are secured by residential houses and commercial real estate under construction and the underlying land associated with the project. At December 31, 2009, construction, land acquisition and land development loans outstanding were $87.8 million, or 10.3% of total loans and reflects managements’ decision to scale back our concentration in this type of loan. These loans are concentrated in our local markets. The average life of a construction loan is generally less than one year. Because the interest rate charged on these loans usually floats with the market, the rates charged assist us in managing our interest rate risk. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the value of the building under construction is only estimable when the loan funds are disbursed. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 80% of appraised value in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for its construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than loans secured by real property but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans is heavily impacted by the economic environment and may depreciate over time and generally cannot be appraised with as much precision as residential real estate. We have a loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2009, commercial loans totaled $82.6 million, or 9.7% of the total loan portfolio.

Commercial Real Estate Lending

Various types of commercial real estate in our market area include commercial buildings and offices, recreational facilities, small shopping centers and churches, and other secured commercial real estate loans. At December 31, 2009, commercial real estate loans totaled $234.7 million, or 27.5% of our total loans. We generally lend up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economic environment. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we typically require personal guarantees or endorsements of the borrowers’ principal owners. In addition, we carefully evaluate the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential one-to-four family mortgage loans comprise our total largest loan category. At December 31, 2009, this category of mortgage loans accounted for $400.8 million, or 47.0% of our total loan portfolio. Security for the majority of our residential lending is in the form of owner occupied one-to-four-family dwellings. Adjustable rate loans are $164.5 million of the residential real estate portfolio and are primarily 3-year adjustable rate mortgages.

All residential mortgage loans originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon sale or transfer of the mortgaged premises. In connection with residential real estate loans, we require title insurance, hazard insurance and if required, flood insurance. We do not require escrows for real estate taxes and insurance, but under new regulations will have to begin requiring escrows later in 2010.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, boat loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans. At December 31, 2009, we had consumer loans, net of unearned interest, of $42.4 million or 5.0% of total loans. Such loans are generally made to customers with whom we have a pre-existing relationship.

We currently originate all of our consumer loans in our geographic market area. Most of the consumer loans are made at fixed rates. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. Due to the relatively small amounts involved, the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

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

The current discussion at the federal government level to redesign the regulation of the financial industry may present different or additional regulatory requirements as we move through 2010.

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

We file periodic reports with the Federal Reserve and must provide any additional information that the Federal Reserve may require. The Federal Reserve also has the authority to examine us and our nonbanking affiliates, as well as any arrangements between us and EVB. Banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act and Federal Reserve regulations promulgated thereunder, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of the bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act and Federal Reserve regulations promulgated thereunder. These restrictions also prevent the bank holding company and its other affiliates from borrowing from the bank unless the loans are secured by marketable collateral of designated amounts. Additionally, the bank holding company and the bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services, other than in connection with a traditional banking product such as a loan, discount, deposit or trust service.

As a Virginia-chartered, federally-insured bank, and Federal Reserve member, EVB is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve as its appropriate federal bank regulator. Moreover, EVB’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. Congress has enacted legislation authorizing the temporary increase in deposit insurance coverage limits to $250,000 effective October 3, 2008. Originally, this was to revert to the $100,000 level at December 31, 2009. On May 20, 2009, President Barack Obama signed the Helping Families Save Their Homes Act, which extends the temporary increase in the standard maximum deposit insurance amount (SMDIA) to $250,000 per depositor through December 31, 2013 and became effective immediately. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014. In addition, EVB is participating in the FDIC’s “Transaction Account Guarantee Program” which originally was to run through December 31, 2009. Under this program as it was revised in 2009, all EVB non-interest bearing checking accounts, IOLTAs, and NOW accounts (paying interest of 0.50% or less) are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010 (for those institution that did not opt out of the program). This coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

EVB pays insurance premiums on deposits in accordance with a deposit premium assessment system recently revised by the FDIC in accordance with the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which required that the FDIC revise its current risk-based deposit premium system by November 2006. The revised rules impose deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution’s risk profile and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be a higher risk entity in the following year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. FDIC changes in coverage and premium assessments have resulted in a substantial increase in our deposit premium assessments; we estimated that our 2009 assessment would be approximately $1.2 million, compared to an assessment of $545 thousand (before an $80 thousand credit carryover from prior years) in 2008. With the addition of a special assessment in 2009, our actual expense was $1.7 million. In addition, in an effort to maintain the ability of the FDIC to take over distressed banks and payoff depositors, the company has prepaid the expected assessments for the next three years at a cost of $5.4 million.

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

Troubled Asset Relief Program

See Note 21 “Preferred Stock and Warrant” in the attached Financials for a detailed discussion of our participation in and the regulatory restrictions relating to the Capital Purchase Program portion of this program.

Change of Control

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

The issuance of preferred stock discussed in Note 21 of the attached Financials has put a claim ahead of the common stockholder which requires payment of the preferred dividend before any dividend can be paid to the common shareholder. Currently this dividend is 5%, or $1.2 million dollars per year. This rate is in effect for a five year period ending January 2014, then the dividend rate increases to 9%.

Our dividend policy and restrictions on our ability to pay dividends are discussed in more detail in Part II, Item 5 of this Form 10-K.

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

The Federal Reserve and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “leverage capital ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage capital ratio of at least 4.0% for all other banks. The FDIC and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage capital ratio and the total capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2009, we and our subsidiary bank EVB both met all applicable capital requirements imposed by regulation.

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

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any such relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Consumer Laws and Regulations

The bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (RESPA), the Service Members’ Civil Relief Act, and implementing regulations promulgated thereunder. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Asset quality is our primary focus and concern going into 2010.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2009, approximately 84.8% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. While the subprime loan problems of the financial industry did not have a direct impact on us in 2007 and early 2008, the economic implosion caused by the economic melt down in the last half of 2008 has increased the risk in our earning asset portfolios. The year 2009 brought on more past due loans, more foreclosures and more charge offs which we have a handle on, but 2010 will may bring further challenges. The economy for the near-term is expected to be unsettled with the potential for more downturns. Since we cannot fully eliminate credit risk and impact of the current economy, credit losses may occur in the future.

We have a concentration of credit exposure in acquisition and development (“ADC”) real estate loans.

At December 31, 2009, we had approximately $82.6 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 10.3% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our ADC loans have decreased 14.6% since December 31, 2008. The banking regulators are giving ADC lending greater scrutiny, and may require banks with higher levels of ADC loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of ADC lending growth and exposures.

In 2009, the Company increased its allowance for loan losses by $1.6 million or 15.3% to match potential losses in our loan portfolio. The total balance of allowance for loan losses at December 31, 2009, was $12.2 million. Of this amount, a little over $2.3 million was allocated to the ADC type loans. We will continue to monitor our situation and make adjustments as warranted.

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

The capital and credit markets have been experiencing volatility and disruption for well over a year. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “AARA”), which contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA, AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation has increased our costs and may limit our ability to pursue business opportunities. Also, participation in specific programs has subjected us to additional restrictions. For example, participation in the TARP Capital Purchase Program has limited (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It has also subjected us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely requires the payment of additional insurance premiums to the FDIC.

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

We are experiencing strong competition from other banks and financial institutions for deposits. We may offer more competitive rates to our customers or find alternative funding sources to fund the growth in our loan portfolio. In 2009, we had a surplus of funds from internal deposit growth and the TARP funds but the low interest rate environment limited effective investment options until mid-year. In 2008 and 2007, deposit growth was not sufficient to fund our loan growth. In 2007, we were able to utilize the $23.5 million from our stock offering in late 2006 to fund loan growth early in the year. In addition, as we did in 2006, we used Federal Home Loan Bank advances and principal and interest payments on available-for-sale securities to make up the difference. In 2008, we borrowed from the FHLB early in the year but were able to fund a large part of our loan growth from the deposits we acquired from our purchase of 2 branches.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer and other senior officers. We have entered into employment agreements with four of our executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain bank-owned life insurance on key officers that would help cover some of the economic impact of a loss caused by death. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition and growth.

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

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value and fair market value of our FHLB common stock was $8.9 million as of December 31, 2009 compared to $9.2 million at December 31, 2008. The $293 thousand decline was the result of liquidating FHLB stock in early January 2009 as we paid down some of our borrowings which is a normal practice with FHLB. The value of shares did not change. On January 30, 2009, the FHLB announced that in light of the FHLB’s other-than-temporary impairment analysis it was deferring the declaration of the fourth quarter dividend and later decided not to pay a dividend. The FHLB also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. Consequently, there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. However, in August of 2009, the FHLB resumed dividend payments but at a lower rated which minimizes but does not alleviate potential risk in these assets.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2009. As a result, the FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009. The FDIC has adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. In May 2009, the Board of Directors of the FDIC voted to levy a special assessment of five basis points on an FDIC-insured depository institution’s assets, minus Tier 1 capital, as of June 30, 2009. The special assessment will be capped at 10 basis points of an institution’s domestic deposits. We are also participating in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2010 and for the foreseeable future.

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

On February 26, 2009, we utilized a 1031 “like kind” exchange transaction to transfer the 5.5 acre parcel of unimproved land purchased in 2008 on Walnut Grove Road in Hanover County for a 5.5 acre parcel of unimproved land in the Bell Creek business park in anticipation of future growth needs. On September 15, 2009, we purchased an additional 2 acres of land adjacent to the Bell Creek property. In November 2009, we purchased 3 business condo units (2,400 square feet per unit) at Atlee Condos in Hanover County. All of these properties were purchased in anticipation of future space needs and to lower or eliminate current rental costs. No new branches were built or purchased in 2009.

While the existing locations are meeting our needs, and many may meet our needs into the future, we are a growing entity and are frequently reevaluating our locations and space needs. Our strategy of continued growth through purchases, relocations or de novo branching may require expansions or relocations in the future.

Item 3.	Legal Proceedings

We and our subsidiaries are not aware of any material pending or threatened litigation, unasserted claims and/or assessments, other than ordinary routine litigation incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2009.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of Eastern Virginia Bankshares, Inc., their ages as of December 31, 2009, their current titles and positions held during the last five years:

Joe A. Shearin, 53, joined our Company in 2001 as the president and chief executive officer of Southside Bank until 2006 when he became president and chief executive officer of EVB. Mr. Shearin became the president and chief executive officer of our Company in 2002.

Joseph H. James, Jr., 54, took on the responsibilities of chief operating officer in January 2009 and became senior executive vice president. Prior to this promotion, he was an executive vice president of EVB and the chief operations officer of our Company since April 2006. Mr. James joined us in 2000 as vice president and operations manager. From April 2002 until November 2002, Mr. James was our vice president and chief operations officer. From November 2002 through April 2006, Mr. James was our senior vice president and chief operations officer.

Ronald L. Blevins, 65, has been our chief financial officer since 2000. He served as our senior vice president from December 2000 until April 2006. In April 2006, he was named an executive vice president of EVB.

James S. Thomas, 55, has been an executive vice president and Chief Credit Officer of EVB since June 2007. He joined Southside Bank in 2003 as senior vice president and retail banking manager. In 2005, he became executive vice president and chief operating officer of Southside Bank and served in that position through April 2006. In April 2006, Mr. Thomas became executive vice president – retail banking of EVB. Prior to joining Southside Bank, Mr. Thomas was vice president of South Trust from 2002 to 2003 and a senior vice president and senior credit officer of Bank of Richmond from 2001 to 2002.

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

The information titled “Common Stock Performance and Dividends” set forth on the last page of the 2009 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Dividend Policy

We have historically paid cash dividends on a quarterly basis. However, we cannot guarantee that we will continue to pay cash dividends on any particular schedule or that we will not reduce the amount of dividends we pay in the future. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors deemed relevant by our board, including but not limited to the future consolidated earnings, financial condition, liquidity, capital requirements for us and EVB, applicable governmental regulations and policies.

As a result of our issuance of Preferred Stock to the Treasury on January 9, 2009, new requirements have taken effect. The Preferred Stock is in a superior ownership position compared to common stock. Dividends are to be paid to the preferred stock holder before they can be paid to the common stock holder. In addition, prior to January 9, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement with the Treasury. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

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

The information set forth on the page following the “To Our Shareholders” letter in the 2009 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

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

•	our ability to assess and manage our asset quality;

•	the strength of the economy in our target market area, as well as general economic, market, or business conditions;

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) FASB ACS 450, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable and (ii) FASB ACS 310, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We evaluate non-performing loans individually for impairment, such as nonaccrual loans, loans past due 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment. In an effort to better develop the estimate used for allowance for loan loss, we have implemented a PC based software system to document and perform consistent calculations and document the logic and reasons for the estimate on a monthly basis. While it gives a more controlled environment, some decisions or estimates as to the collectability of a loan are left with the Chief Credit Officer and the loan committee. Specific information, including the comments of the loan officer and the credit officer, is maintained within this software by utilizing a separate tab for each loan that has a specific reserve assigned. Each tab has the same format and performs the calculations based on the prescribed procedure.

For loans without individual measures of impairment, we make estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical loss rates for each loan type, the predominant collateral type for the group and the terms of the loan. The resulting estimates of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans including: borrower or industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in risk selection; level of experience, ability and depth of lending staff; and national and local economic conditions. The allowance for loan loss software maintains a tab which calculates the reserve assigned to each group based on the variables listed above.

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be considered. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements. In 2009, additional provisions were made to bring the total allowance in line with the projected estimate.

Other-Than-Temporary Impairment

On a quarterly basis our Investment Committee reviews any securities which are considered to be impaired as defined by accounting guidance. During this review, the Committee determines if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through the Statement of Operations in accordance with accounting guidance.

Goodwill

Goodwill is evaluated annually to see if there is any impairment associated with its value. Refer to Footnote 1, item goodwill on page 68.

Executive Overview

During 2009, the financial instability of 2008 continued to impact the banking industry. In the aftermath of the subprime mortgage crisis, the FNMA and FHMC issues of impairment and conservatorship and the rapid rate cutting by the Federal Reserve in 2008, our industry also was faced with revisions to TARP by a new administration, an unprecedented increase in bank failures and the resulting valuation decline in pooled trust preferred securities that derived value from the cash flow they receive from the participating banks. The bank failures also precipitated a cash flow problem for the FDIC, which prompted a special assessment on insured banks and the prepayment of future assessments. In addition, the federal government continues to debate the overhaul of the bank regulatory structure and hierarchy creating uncertainty in the banking industry concerning the ultimate impact of these changes. Within this environment, the recession continued most of the year with higher unemployment, lower new home starts, growing bankruptcy filings and higher loan delinquencies. While the economy appears to have started a slow but staggered resurgence, we expect that 2010 will be the year banks’ capital will be tested by the number of loans that go bad and how many more banks fail.

We believe Eastern Virginia Bankshares, Inc. is strong and viable. We have a strong capital base. We have experienced lenders and collectors, who are doing all they can to minimize the financial damage to customers and the bank. We initiated a special loan program to assist customers who are having difficulty with their mortgage debt and have booked over $7.6 million in these loans through December 31, 2009 and have growing demand for the product. We continue to have demand for loans. We have survived economic downturns for the past one hundred years and expect to continue that tradition.

Despite the depressed economy, our balance sheet, the primary driver of income, grew in 2009. Total assets increased $74.9 million from $1.05 billion at the end of 2008 to $1.13 billion at the end of 2009. Gross loans, our primary earning asset, are up $33.8 million and deposits are up $39.3 million, compared to 2008 year end. Federal funds sold at year end were zero but we spent much of the year in a sold position with an average balance for the year of $20.1 million. Most of this surplus of funds was caused by the $24 million in TARP money that we received in January of 2009. Federal funds purchased at year end 2009 were $24.2 million as we used the low cost of these funds to fund a short term securities transaction at year end. FHLB borrowings decreased $11.4 million as we paid off a maturing loan and paid down others. As a result of this growth, we believe that we are well positioned to start 2010 with the potential to produce a good earnings flow. However, as we learned in 2009, the economic downturn that we are experiencing can produce surprises which can impact our earnings potential. In 2009, we felt the full impact of bank failures when we took an other-than-temporary impairment charge on most of our preferred trust investments. This resulted in an $18.9 million write down that resulted in a loss of $8.8 million in net income and $10.3 million in income available to common shareholders. We were profitable in the first and fourth quarters but our earnings were negatively impacted by increased FDIC expense, higher provision for loan loss, the impact of nonaccrual interest lost, the added impact of a cumulative dividend on the new preferred stock and costs related to the terminated merger with First Capital Bank. The investment write down allowed us to strengthen our balance sheet by removing the unrealized loss for the downgraded investments. The result was higher risk weighted capital ratios and a stronger company moving forward. We believe that EVB’s earnings potential is in the balance sheet but in 2010 we will have to work through loan challenges and project continued high provision expense. If the economy improves in 2010, we expect to benefit with increased earnings.

Net income (loss) for the year ended December 2009 was a net loss of $8.8 million, an $11.9 million decrease from net income of $3.1 million in 2008. Net income (loss) available to common shareholders was a loss of $10.3 million, or $1.73 per share. Net interest income in 2009 increased by $100 thousand from $32.6 million in 2008 to $32.7 million in 2009. Income from earning assets (not FTE) decreased $2.7 million, while the cost of funding declined $2.8 million. The yield on earning assets was down 80 basis points as a result of the lower interest rate environment created by the Federal Reserve in 2008 and pricing pressure. While loans were pricing at lower rates and interest and fees from loans declined $1.6 million from 2008, our securities portfolio was influenced by the lower rates of new investments and the loss or lowering of some income sources as they decreased $1.0 million from the 2008 levels. The securities income decline was the result of the loss of FNMA and FHLMC income and preferred trust income while FHLB suspended its dividend early in 2009 then paid a lower dividend later in the year. The cost of funds decrease was the result of year long re-pricing moves in all our deposit categories with most of the results showing in the second half of the year, especially the fourth quarter. We are encouraged by this interest expense swing since it resulted in increased quarterly net interest margins in the fourth quarter for the first time in almost two years.

Noninterest income was a charge of $12.5 million for 2009, a decrease of $15.5 million compared to $3.0 million in 2008. The driver of the loss was the $18.9 million impairment loss taken on the trust preferred investment instruments which was the result of defaulted and deferred interest payments from the debt issuers. Other noninterest income categories were impacted by the economy as deposit service charges were down 3.8% to $3.8 million from $4.0 million in 2008. Card fees were up 4.8% to $1.2 million compared to $1.1 million in 2008. This had been a double digit growth product over the last few years.

Noninterest expense increased $2.7 million, primarily from a $1.2 million increase in FDIC expense and $658 thousand in merger-related expenses. Salary and benefits increased as a result of higher pension plan and group insurance expense. Occupancy costs were up in operating categories such as utilities, building supplies and rental, while equipment expense was up $299 thousand primarily from a $277 thousand increase in the IT service contract and software maintenance expenses. This last expense was the result of software upgrades across our PC network. Increases in the other expenses category, other than the FDIC and merger expenses, were controlled with limited increases and a decline in marketing and advertisement costs.

Management is encouraged by what we believe are the initial signs of an economic turn around and, while it may be slow in emerging, we are confident that when the economy does expand that we are in a position to benefit from it. In 2009, we committed to “maintain the stability of our company”. While the economy impacted us in unanticipated ways in 2009, we feel we are in a good position to take on 2010. Our primary challenge is in asset quality, which we address on an almost daily basis. Until the economy improves, growth will be limited, and our plan for 2010 is to concentrate on our existing markets and build our relationships with existing customers. However, while we do not plan any new branch openings in 2010, we are open to opportunities that may present themselves. If these opportunities arise, we will evaluate them and will act to enhance shareholder value.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2009 and 2008.

SUMMARY OF FINANCIAL RESULTS BY QUARTER

	Three Months Ended
	2009				2008
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest income	$14,091	$14,047	$14,656	$13,933	$14,415	$15,177	$15,031	$14,763
Interest expense	5,227	5,990	6,464	6,369	6,643	6,816	6,792	6,558

Net interest income	8,864	8,057	8,192	7,564	7,772	8,361	8,239	8,205
Provision for loan losses	1,700	850	750	900	1,225	1,050	1,300	450

Net interest income after provision for loan losses	7,164	7,207	7,442	6,664	6,547	7,311	6,939	7,755
Noninterest income	1,440	(13,217)	(2,269)	1,557	1,418	(3,039)	1,934	2,657
Noninterest expense	7,920	7,313	8,036	7,379	7,305	6,986	7,059	6,595

Income (loss) before applicable income taxes	684	(13,323)	(2,863)	842	660	(2,714)	1,814	3,817
Applicable income taxes (benefit)	(78)	(4,805)	(1,092)	119	(1,554)	355	560	1,145

Net Income (loss)	762	(8,518)	(1,771)	723	2,214	(3,069)	1,254	2,672
Effective dividend on preferred stock	373	372	372	342	—	—	—	—

Net income (loss) available to common shareholders	$389	$(8,890)	$(2,143)	$381	$2,214	$(3,069)	$1,254	$2,672
Net income (loss) per share, basic and diluted	$0.07	$(1.50)	$(0.36)	$0.06	$0.38	$(0.52)	$0.21	$0.45

Net Interest Income

The primary source of income for our company is net interest income which represents our gross profit margin and is defined as the difference between interest income and interest expense. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 35% and adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment. This latter adjustment is for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. Net interest margin is a ratio based on the formula of net interest income divided by average earning assets which represents the profits left over after paying for deposits and borrowed funds. Changes in the volume and mix of earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Below, the “Average Balances, Income and Expense, Yields and Rates” table presents average balances, interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid, for each of the past three years.

Average Balances, Income and Expense, Yields and Rates (2)

	Year Ended December 31
	2009			2008			2007
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable (1)	$112,607	$4,981	4.42%	$114,507	$6,273	5.48%	$104,116	$5,522	5.30%
Tax exempt (2)	46,974	2,737	5.83%	40,482	2,388	5.90%	34,325	2,038	5.94%

Total securities	159,581	7,718	4.84%	154,989	8,661	5.59%	138,441	7,560	5.46%
Interest bearing deposits in other banks	12,094	99	0.82%
Federal funds sold	20,130	43	0.21%	4,416	84	1.90%	12,382	638	5.15%
Loans (net of unearned income) (3)	821,539	49,702	6.05%	768,519	51,371	6.68%	681,456	50,626	7.43%

Total earning assets	1,013,344	57,562	5.68%	927,924	60,116	6.48%	832,279	58,824	7.07%
Less allowance for loan losses	(11,247)			(9,489)			(7,296)
Total non-earning assets	97,151			77,978			58,920

Total assets	$1,099,248			$996,413			$883,903

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$185,436	$2,815	1.52%	$144,558	$2,925	2.02%	$105,494	$1,864	1.77%
Savings	74,081	540	0.73%	74,667	671	0.90%	81,843	950	1.16%
Money market savings	84,192	1,367	1.62%	52,321	1,256	2.40%	40,817	983	2.41%
Large dollar certificates of deposit (4)	177,650	5,935	3.34%	143,115	6,376	4.46%	120,735	5,799	4.80%
Other certificates of deposit	235,097	7,584	3.23%	242,184	9,109	3.76%	212,967	9,525	4.47%

Total interest-bearing deposits	756,456	18,241	2.41%	656,845	20,337	3.10%	561,856	19,121	3.40%
Federal Funds Purchased	1,725	18	1.04%	3,817	91	2.38%	1,353	73	5.40%
Other borrowings	134,955	5,791	4.29%	144,529	6,381	4.42%	121,378	5,768	4.75%

Total interest-bearing liabilities	893,136	24,050	2.69%	805,191	26,809	3.33%	684,587	24,962	3.65%
Noninterest-bearing liabilities
Demand deposits	93,154			96,874			98,282
Other liabilities	11,520			7,770			11,375

Total liabilities	997,810			909,835			794,244
Shareholders’ equity	101,438			86,578			89,659

Total liabilities and shareholders’ equity	$1,099,248			$996,413			$883,903

Net interest income		$33,512			$33,307			$33,862

Interest rate spread (5)			2.99%			3.15%			3.42%
Interest expense as a percent of average earning assets			2.37%			2.89%			3.00%
Net interest margin (6)			3.31%			3.59%			4.07%

Notes:

(1)	Includes restricted securities which are carried at cost.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	Nonaccrual loans have been excluded in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 35%, expressed as a percentage of average earning assets.

Tax-equivalent net interest income increased 0.62% to $33.5 million in 2009 from $33.3 million in 2008. Average earning assets grew 9.2%, or $85.4 million in 2009 compared to 11.5%, or $95.6 million in 2008, while interest-bearing liabilities grew 10.9%, or $87.9 million, in 2009 compared to 17.6%, or $120.6 million, in the prior period. The 2008 growth was aided by the purchase of two branches from Millennium bank. Despite growth on both sides of the balance sheet in both 2009 and 2008, the 2009 yield on earning assets was 5.68% down 80 basis points from the 2008 yield on earning assets of 6.48% and after a decline of 59 basis points in the 2008 to 2007 comparable period. The cost of interest bearing liabilities did not decline at the same rate. In 2009, this cost was 2.69% compared to a cost of 3.33% in 2008 a decline of 64 basis points which was double the 2008 to 2007 decline of 32 basis points. Average loans excluding nonaccrual loans grew $53.0 million in 2009 to $821.5 million compared to $768.5 million in 2008. In spite of the growth in our loans, these earning assets were re-pricing or being added to the portfolio at lower yields while the largest portion of our interest bearing liabilities, certificates of deposits, re-priced slowly over the last two years. However, the interest rate spread declined 16 basis points in 2009 compared to a decline of 27 basis points in the prior year comparison. This demonstrates the narrowing of the re-pricing gap that has existed over the last two years. All categories of earning assets grew in 2009 except for taxable securities. Average securities were up $4.6 million with a decline of $1.9 million in taxable securities and a $6.5 million increase in tax exempt securities. Taxable securities income in 2009 decreased $1.3 million as a result of the absence of FNMA and FHLMC securities income, a sharp decline in trust preferred income and a lower FHLB dividend. Tax exempt income in 2009 increased $349 thousand, after a $350 thousand increase in the 2008 to 2007 period and reflects a conscious effort by management to restructure the portfolio. As a result of the TARP money received early in the year, the average balance of Federal funds was up $15.7 million in 2009 at $20.1 million compared to $4.4 million in 2008. The infusion of these funds, while welcomed, presented a challenge since federal funds were earning below 25 basis points, so management spent a large part of the year redeploying these funds to higher earning assets while experiencing the earnings drag during the first half of 2009.

For 2009, total average interest bearing deposits grew $99.6 million, or 15.2%, with increases in all categories except savings and consumer certificates of deposit as consumers continued to move to interest bearing checking and money market savings. For 2009, interest bearing checking experienced the largest growth in total dollars and increased $40.9 million, despite interest rate changes which lowered the product’s yield 50 basis points to 1.52% in 2009 compared to 2.02% for 2008. This category is comprised mostly of our Reward checking product with its above market interest rate and demonstrates customers’ interest in better returns on their deposit funds. In 2009, interest bearing checking was 24.5% of the total average interest bearing deposits portfolio, compared to 22% in 2008. The largest percentage increase in interest bearing deposits in 2009 was money market savings which grew $31.9 million or 60.9% when compared to 2008 totals, also despite a decline of 78 basis points in its rate from 2.40% in 2008 to 1.62% in 2009. Savings average balances were down slightly to $74.1 million in 2009 from $74.7 in 2008. Consumer certificates, comprising 36.9% of our average interest-bearing deposit base in 2008 but 26.3% in 2009, decreased $7.1 million. The certificate balance changes were influenced by a decrease in brokered deposits and a movement out of the bank by CD depositors whose only relationship with the bank was a CD based solely on interest rate. Large dollar certificates of deposit increased $34.6 million from $143.1 million in 2008 to $177.7 million in 2009. The interest cost of all interest bearing deposits decreased in all categories except money market where the volume increase accounted for the higher interest expense. Total cost of interest bearing deposits in 2009 was $18.2 million compared to $20.3 million in 2008. Certificates of deposits accounted for $1.97 million of the cost decrease as consumer certificates were down $1.5 million. The movement of funds from longer term instruments which are paying lower rates to liquid higher yielding instruments, points to our customers need for liquidity in the current economic environment and the desire to be flexible as rates eventually move up. Average borrowings are down in 2009 as we paid off a $9.0 million FHLB borrowing early in the year and have not needed to borrow any funds during the year. By the end of the year, management moved to a funds purchased position to take advantage of the lower rates for short term and over night funding while maximizing the spread from higher yielding earning assets. Average noninterest bearing demand deposits decreased $3.7 million compared to 2008 continuing a trend seen over the last two years.

In 2008, average earning assets grew 11.5% or $95.6 million, while interest bearing liabilities grew 17.6% or $120.6 million. Average loans grew $87.1 million from a combination of loans purchased with the Millennium branch deal and growth in our existing markets. Average deposits grew $95.0 million, or 16.9%, again influenced by the branch purchases. The yield on average earning assets declined 59 basis points, while the rate on interest bearing liabilities was down 32 basis points for a decline in the net rate spread of 27 basis points. This large decline was the result of the rapid interest rate cuts implemented by the Federal Reserve over late 2007 and 2008. Average securities were up $16.5 million, while Federal funds were down $8.0 million. Borrowings from the FHLB increased $23.1 million. Net interest margin was 3.59% down 48 basis points from 4.07% for 2007.

The “Volume and Rate Analysis” table that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates.

Volume and Rate Analysis (1)

	2009 vs. 2008 Increase (Decrease) Due to Changes in:			2008 vs. 2007 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$(204)	$(1,195)	$(1,399)	$559	$192	$751
Tax exempt securities (2)	377	(28)	349	364	(14)	350
Loans (net of unearned income)	4,264	(5,933)	(1,669)	5,150	(5,704)	(554)
Interest bearing deposits in other banks	—	99	99
Federal funds sold	(54)	14	(40)	1,019	(274)	745

Total earning assets	4,383	(7,043)	(2,660)	7,092	(5,800)	1,292
Interest-Bearing Liabilities:
Interest checking	(822)	712	(110)	770	291	1,061
Savings deposits	(6)	(126)	(132)	(80)	(199)	(279)
Money market accounts	236	(124)	112	277	(4)	273
Consumer certificates of deposit	811	(1,252)	(441)	2,200	(1,623)	577
Large denomination certificates (3)	9,978	(11,503)	(1,525)	16	(432)	(416)
Long-term borrowings	(503)	(160)	(663)	1,138	(507)	631

Total interest-bearing liabilities	9,694	(12,453)	(2,759)	4,321	(2,474)	1,847

Change in net interest income	$(5,311)	$5,410	$99	$2,771	$(3,326)	$(555)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 35%.
(3)	Large denomination certificates are those issued in amounts of $100 thousand or greater.

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

In a year where the bond rate yield curve moved back to a more normal slope and the Federal Reserve did not change rates, our balance sheet moved back to an asset sensitive status. In an environment where we anticipate rates will rise sometime in the near future, late 2010 or first quarter 2011, we have moved to a position where we have more assets set to re-price than liabilities and based on model forecasts, this appears to be the situation for at least the next year. Depositors remain uncertain about where to put their money, especially with the probability of a continuation of the current economic recession, and are keeping their funds in more liquid investments which will allow them to react to any rate increases. Our balances in interest checking and money market savings accounts have been our fastest growing deposit categories, as customers looking for safer investments have moved deposits to us. With the decreases in the interest rates paid on deposits and the lag in them repricing, our current interest sensitivity position is where we want to be going into 2010.

Noninterest Income

Noninterest income (charge) for 2009 was ($12.5) million, a decrease of $15.5 million, compared to 2008. This decline was driven by ($18.9) million in impairment charges in the pooled trust preferred securities in our available for sale securities portfolio. The losses were brought on by the closing or depressed income streams of many banks in 2008 and 2009 which resulted in defaults or deferred payments of the interest requirements on the pooled trust preferred instruments that backed these securities. For more information, see “Securities” starting at page 42. Other items in the noninterest income category were influenced by the recessionary economy. Service charges on deposit accounts, normally the largest source of noninterest income, decreased by $150 thousand or 3.8% from $4.0 million in 2008 to $3.8 million in 2009. Debit card and ATM fee income, which had grown rapidly over the last few years, increased $54 thousand or 4.8% from $1.1 million in 2008 to $1.2 million in 2009. Both of these categories were influenced by the depressed economy as customers opted to watch their spending, monitor their check book balances and utilize their debit cards on a less frequent basis. Other operating income declined $657 thousand from $1.6 million in 2008 to $1.0 million in 2009. This was the result of decreases of $46 thousand in investment services income and $47 thousand in EVB Mortgage, Inc. income and a write down of LLC investments in CRA driven community development and housing development funds of $346 thousand. These were offset slightly by increases of $20 thousand in title and insurance income, of $16 thousand in wire transfer fees, and $4 thousand in bank owned life insurance (“BOLI”) income. There were no fixed asset sales gains in 2009, compared to a $128 thousand gain in 2008. Realized gains on sale of securities increased $22 thousand from $44 thousand to $66 thousand in 2009 as a result of securities calls during the year. There was a non- recurring item in 2008, a $1.3 million actuarial gain from our pension plan restructuring. OREO gains or losses which are influenced by the economy and market valuations increased $586 thousand to $357 thousand in 2009 from ($229) thousand in 2008. With $4.1 million in OREO properties at period end, this category could change radically in 2010.

Noninterest income for 2008 was $3.0 million, a decrease of $3.1 million or 51.4% compared to 2007. This decline was primarily the result of $4.9 million of impairments on securities, partially offset by a $1.3 million actuarial gain from our pension plan restructuring and a $229 thousand other-than-temporary impairment of an OREO asset. In 2008 we recognized through the Statement of Operations a $4.6 million OTTI charge on investments in the preferred stock of Federal Home Loan Mortgage Co (“FHLMC”) and Federal Home Loan Mortgage Association (“FNMA”). Service charges on deposit accounts, the largest source of noninterest income, increased by $320 thousand or 8.7% from $3.7 million in 2007 to $4.0 million in 2008. Debit card and ATM fee income increased $291 thousand or 34.5% from $844 thousand in 2007 to $1.1 million in 2008. Service charge fees were strong until the fourth quarter when the economy appears to have forced consumers to look more closely at expenses, especially fees for overdrawing their accounts. Other operating income was impacted by decreases of $154 thousand in investment services income and $81 thousand in EVB Mortgage, Inc. income and increases of $18 thousand in bank owned life insurance (“BOLI”) income and $15 thousand in wire transfer fees. LLC investments and fixed asset sales increased $274 thousand primarily from a one time benefit from the exchange of our ownership in Bankers Investment for a similar interest in Infinex. Realized gains on sale of securities increased $30 thousand from $14 thousand to $44 thousand in 2008.

The following table shows the components of noninterest income for the periods indicated.

Noninterest Income (Charges):

	Years Ended December 31
(dollars in thousands)	2009	2008	2007
Service Charges of deposit accounts	$3,841	$3,991	$3,671
Card transaction fees	1,189	1,135	844
Other Operating Income	977	1,506	1,568
Gain on available for sale securities	66	44	14
Impairment - Securities	(18,919)	(4,933)	—
Gain on the sale of fixed assets	—	128	13
Gain (impairment) on the sale of OREO	357	(229)	—
Actuarial Gain on Pension Curtailment	—	1,328	—

Noninterest Income (Charges)	$(12,489)	$2,970	$6,110

Noninterest Expense

Total noninterest expense for 2009 increased $2.7 million or 9.7% compared to an increase of $2.1 million or 8.0% for 2008. Noninterest expense was $30.6 million in 2009 compared to $27.9 million in 2008. The three biggest contributors to this increase were a $1.2 million increase in FDIC expense, and $658 thousand in various other expense categories related to the terminated merger. Total salary and benefits expenses increased $478 thousand, or 3.2%, from $14.8 million in 2008 to $15.3 million in 2009. While salaries were frozen in 2009, the total increased $185 thousand, or 2.6% from new hires and some promotions, pension expense increased $290 thousand from $651 thousand in 2008 and FASB 91 deferrred cost declined $167 thousand from $1.8 million in 2008 to $1.6 million in 2009. These increases were slightly offset by a $100 thousand decrease in bonus expense from $150 thousand to $50 thousand in 2009. Fulltime equivalent staff count decreased in 2009 to 315 from 317 at year end 2008.

Net occupancy and equipment expense increased $406 thousand, or 8.6%, to $5.1 million in 2009 from $4.7 million for 2008. Increases in service contracts and software maintenance and software amortization comprised $398 thousand of this increase as we upgraded our software infrastructure during the year. Rental expense rose $43 thousand from lease increases and some minor office space expansion. With no major projects planned in 2010, many of the expense categories should reflect normal operating increases.

Total other expenses increased $1.8 million, or 21.6%, to $10.2 million in 2009 from $8.4 million in 2008. FDIC expense increased $1.2 million as a result of increased assessments and a $500 thousand special assessment. In addition we absorbed $658 thousand in expenses initially classified as merger expenses which were related to our proposed merger of First Capital Bank of Richmond. With the termination of that transaction in the fourth quarter of 2009, these expenses were reclassified to the appropriate expense categories. These expenses would not have occurred if we had not had the merger process in place during the year. Consultant fees increased $98 thousand from $653 in 2008 primarily from added costs related to the merger. Telephone expense increased $74 thousand due to an expanded network for the whole year. Marketing expense decreased $137 thousand as a result of no branch opening expenses and management controlling all line items in this category. Other operating expenses increased $514 thousand from $4.9 million in 2008 to $5.4 million in 2009. Within this category, loan expenses were up $518 thousand, primarily from increases of $230 thousand in collection expense, $147 thousand in OREO expense on foreclosed properties, $96 thousand cost for special loan closings and $56 thousand in higher credit card expenses. The collection and OREO increases reflect the economic impact on our customer’s ability to pay which we expect to continue in 2010. The special closing costs are related to a loan program we put in place in 2009 to assist customers by refinancing there loans and we paid the closing costs.

Our credit card expenses rose as a result of increased charges from our servicer. Legal expenses increased $218 thousand from $170 thousand in 2008 to $389 thousand in 2009. Legal fee increases were from continued assistance with TARP issues, an increase in assistance with loan situations and the fees associated with the merger planning and applications filed with the Federal Reserve Bank and the SEC. Declines in other expense categories helped to offset some of these increases as office supplies, printing and forms declined $121 thousand, courier expense decline $70 thousand, director fees down $57 thousand, education and training down $48 thousand, travel and lodging down $43 thousand and customer meals down $35 thousand. All these expenses are controllable expenses, meaning management has a direct impact on their occurrence; the decreases in these expense categories emphasizes the control management exercised over these expenses in 2009. Management plans to tightly control these expenses in 2010 unless and until we believe they can assist us in attracting new or holding on to existing customers.

For 2008, total noninterest expense increased $2.1 million or 8.0% compared to an increase of $55 thousand, or 0.2% in 2007. Noninterest expense was $27.9 million in 2008 compared to $25.9 million in 2007. Total personnel expense increased $229 thousand, or 1.6%, from $14.5 million in 2007 to $14.8 million in 2008.

Net occupancy and equipment expense increased $456 thousand or 10.6% to $4.7 million for 2008, compared to $4.3 million in 2007. Over $226 thousand of this increase was related to the acquisition of 2 new branches in 2008, while the remainder was from normal operating increases such as rent, utilities and cleaning expenses.

Other noninterest expenses increased $1.4 million or 19.7% to $8.4 million in 2008 from $7.0 million in 2007. Most of this increase was related to our branch acquisitions, higher FDIC expense which increased $365 thousand and higher loan expenses of $190 thousand. Marketing expense increased $118 thousand from expenses related to the branch openings.

The following table shows the components of noninterest expense for the periods indicated.

Noninterest Expense:

	Years Ended December 31
(dollars in thousands)	2009	2008	2007
Salaries and employee benefits	$15,254	$14,776	$14,547
Occupancy and equipment	5,144	4,738	4,282
Consultant Fees	751	653	629
Telephone	1,070	996	613
Marketing and advertising	737	874	756
FDIC	1,705	465	100
Collection/reposesion/OREO	569	193	62
Other operating expenses	5,418	5,250	4,885

Total Noninterest Expense	$30,648	$27,945	$25,874

Income Taxes

As a result of the securities impairment, we had an income tax benefit in 2009 of $5.9 million, compared to an expense of $506 thousand in 2008. Tax expense in 2007 was $3.5 million. In 2009, increased tax exempt income also influenced tax expense slightly.

Note 9 in the Consolidated Financial Statements presents a reconciliation between the amount of income tax expense computed using the federal statutory income tax rate and our actual income tax expense. Also included in Note 9 to the Consolidated Financial Statements is information regarding deferred taxes for 2009 and 2008. That Note is incorporated by reference into this section of Management’s Discussion and Analysis.

Loan Portfolio

Loans, net of unearned income and including nonaccruals, increased to $853.0 million at December 31, 2009, an increase of $33.8 million, or 4.1%, from $819.3 million at year-end 2008. The real estate loan portfolio continued to drive growth in 2009, increasing $26.7 million, or 3.3%, with the commercial, industrial and agricultural loan portfolio increasing by $13.5 million, or 19.6%, and consumer loans declining by $4.8 million, or 10.2%. While the dollar amount of the increase in real estate loans was the highest single category, the mix has changed with real estate construction loans down $15.1 million as we decreased our exposure to acquisition and development business in 2009. Consumer loan balances continue a declining trend with 2007 being an anomaly with a slight gain. The increases in loan balances are the result of growth within our existing markets and we expect 2010 growth to be from a similar source. The Gloucester and Richmond areas continue to offer opportunities for steady growth. While real estate construction loans declined, real estate mortgage loans grew $28.8 million, or 7.7% and commercial real estate loans grew $12.9 million, or 5.8%. In 2009, loan growth was steady but provided decreased volume compared to 2008.

At year-end 2008, loans, net of unearned income, were $819.3 million, up $110.4 million or 15.6% from $708.8 million at year-end 2007. Loan growth for all periods reported was primarily driven by increases in the real estate portfolio. In the fourth quarter of 2008, the Company performed a loan scrub of all loan categories which resulted in some movement from category to category. The changes put us in position to more effectively report our loan categories based on Federal Reserve definitions.

The following table shows the composition of the loan portfolio at the dates indicated.

	At December 31
(dollars in thousands)	2009	2008	2007	2006	2005
Commercial, industrial and agricultural loans	$82,563	$69,024	$60,778	$59,859	$55,732
Residential real estate mortgage	400,846	372,067	317,767	288,114	263,191
Real estate construction	87,782	102,837	98,877	85,910	47,620
Commercial real estate	234,676	221,769	178,011	164,948	151,897
Consumer loans	42,416	47,226	52,170	51,446	55,680
All other loans	4,786	6,354	1,243	305	321

Total loans	853,069	819,277	708,846	650,582	574,441
Less unearned income	(6)	(11)	(29)	(90)	(356)

Total loans net of unearned discount	853,063	819,266	708,817	650,492	574,085
Less allowance for loan losses	(12,155)	(10,542)	(7,888)	(7,051)	(6,601)

Net loans	$840,908	$808,724	$700,929	$643,441	$567,484

The following table presents loan categories that are particularly sensitive to rate changes:

Remaining Maturities of Selected Loans

	Within 1 year	Variable Rate			Fixed Rate			Total Maturities
Year Ended December 31, 2009 (in thousands)		1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total
Commercial & Agricultural	$8,356	$6,027	$72	$6,099	$59,848	$3,755	$63,603	$78,058
Real Estate Construction	23,607	7,651	125	7,776	48,844	3,235	52,079	83,462

Loans secured by real estate comprised approximately 84.8% of our loan portfolio at December 31, 2009. Within this category, residential real estate mortgages made up 47.0% of the loan portfolio at year end 2009, 45.4% at December 31, 2008 and 44.8% at year-end 2007. While residential real estate mortgages grew $28.8 million, or 7.7%, real estate construction loans declined $15.1 million changing the mix of the portfolio and lowering the $87.8 million in this category to just 10.3% of the portfolio compared to 12.6% in 2008. As a percentage of the portfolio, commercial real estate loans increased from 27.1% of the total loan portfolio at year-end 2008 to 27.5% at year-end 2009. Our losses on loans secured by real estate have historically been low, about $141 thousand per year over the last 10 years, but the impact of the economy has changed this in 2009 as we had $1.5 million in charge offs and $1.4 million in net charge offs. With such a large portion of our portfolio secured by real estate and property valuations still dropping, management recognizes that 2010 presents some major challenges.

While consumer loans are the fifth largest component of our loan portfolio comprising 5.0% of the portfolio at year-end 2009 compared to 5.8% at year-end 2008 and 7.4% at year-end 2007, it is also a steadily declining balance. The portfolio’s primary component consists of installment loans. Net consumer loans for household, family and other personal expenditures totaled $42.4 million at 2009 year-end, a decrease of $4.8 million from $47.2 million at 2008 year-end and very close to the $4.9 decline during the period 2008 – 2007. The continued decline in this category is the result of intense competition for consumer borrowing dollars and changes in consumer lifestyle resulting in increasing emphasis on fast and easy one-step loans. While automobile loans were once a major part of our consumer loan portfolio, we have opted out of the automobile dealer loan market because the dealers can offer 0% and lower interest loans and for the same reason, we receive fewer direct auto loan requests. We even compete with ourselves in this category since our HELOC and second mortgage products cover many of the loan purposes previously covered in consumer loans. These circumstances continue and we expect will continue a trend that started in 2002 of decreasing consumer loans both in absolute amount and percentage of the total loan portfolio.

Commercial and agricultural loans are designed specifically to meet the needs of small and medium size business customers. This category of loans increased $13.5 million, or 19.6% to $82.6 million at December 31, 2009 compared to $69.0 million at December 31, 2008. In 2009 it amounted to 9.7% of our portfolio compared to only 8.4% of the total portfolio at year-end 2008 compared to 8.6% at year-end 2007. Management believes much of this growth is the result of businesses taking on debt as working capital to get over the slow times the recession has brought on.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We do not engage in foreign lending activities; consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Our unfunded loan commitments, excluding credit card lines and letters of credit, at year-end 2009 total $109.5 million compared to $117.2 million at 2008 year end. Unfunded loan commitments (excluding $52.8 million in home equity lines) are used in large part to meet seasonal funding needs which are generally higher from spring through fall than at year-end. Historically, our loan collateral has been primarily real estate because of the nature of our market region. However, as we expand into newer markets at the fringe of our existing market foot print, we are encountering other collateral options which in lieu of real estate, are booked based on strong credit guidelines and controls to monitor the status of the collateral.

Asset Quality

Our allowance for loan losses is an estimate of the amount needed to provide for inherent losses in the loan portfolio. In determining adequacy of the allowance, we consider our historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonaccrual loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. As mentioned previously, in an effort to better monitor and utilize this large number of variables, we installed a PC based program designed to track the allowance for loan loss, calculate the expected amount to cover a distressed loan and present a total of all loss requirement either based on loan groupings or specific allowance reserves within loan groups. Based on the sum from this model, the allowance is increased by expensing to the provision for loan losses an estimated amount that management deems needed to bring the total allowance for loan losses to the estimated level at the end of each monthly period. The offset to the expense is the allowance account on the balance sheet to which charge offs, net of recoveries are posted. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. Our ratio of nonperforming assets to total loans and other real estate owned at year-end 2009 increased to 3.88% compared to 2.04% at December 31, 2008 and up from 0.40% at December 31, 2007.

The continued increase in this measure points out the severity of the national recession and its impact on the lending environment. Nonperforming assets increased $16.5 million, or 98.8% to $33.2 million at year-end 2009, compared to $16.7 million at year end 2008. Net charge offs for 2009 increased $727 thousand or 39.1% to $2.6 million, compared to $1.9 million for the year 2008.

We have a loan review committee consisting of bank officers and board members. Additionally, an independent credit review firm performs a review of loans, including a FASB ACS 310 review for determining specific reserves. We utilize the PC program that is risk based to accumulate the required reserve based on the regulatory purpose code loan types, specific reserve within a loan type, collateral with updates on the valuation of the real estate, equipment or other assets and the payment history on the loan and the experience with the borrower now and in the past to determine the amount of the allowance for loan losses. Management believes the allowance for loan losses to be adequate based on this loan review process and analysis. In the current lending environment with the economic markets stressed and our borrowers struggling, management expensed $4.2 million to the provision for loan loss compared to $4.0 million expensed in 2008 and expects to reserve a similar amount in 2010 as the risk assessments dictate. In 2009, at year-end, EVB had a ratio of allowance for loan losses to total loans outstanding of 1.42% compared to 1.29% at year-end 2008 and to 1.11% at December 31, 2007, respectively. For the same dates, the loan loss allowance to nonaccrual loans ratio was 62.9%, 77.4% and 544.4%, indicating that, while the allowance appears adequate, its ability to cover the nonaccrual loans has narrowed and management sees these loans as their primary area of focus in 2010. The adequacy of the allowance for loan losses is subject to regulatory examinations and review of such factors as the method used to calculate the allowance and the size of the allowance in comparison to regulatory identified peer companies. The regulators during their exams can also require us to write off a loan that they consider a loss based on their evaluation.

We will continue to adjust our loan loss reserve in 2010 as our portfolio risks dictate. We will work with our customers, where feasible, through these tough economic times. In addition, we will review all of the new initiatives that the U.S. government implements that may offer relief to our borrowers.

The following table shows loan charge-offs, loan recoveries, and loan loss provision for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Average loans outstanding, net of unearned income (1)	$835,076	$773,838	$681,456	$614,330	$537,736
Allowance for loan losses, January 1	10,542	7,888	7,051	6,601	6,676
Loans charged off:
Commercial and agricultural	410	441	37	37	156
Real estate	1,498	1,092	98	42	67
Consumer	1,086	880	726	691	895

Total loans charged off	2,994	2,413	861	770	1,118
Recoveries:
Commercial and agricultural	65	170	63	23	66
Real estate	54	30	27	23	36
Consumer	288	354	370	449	389

Total recoveries	407	554	460	495	491

Net loans charged off	2,587	1,859	401	275	627
Adjustment from branch purchase		488
Provision for loan losses	4,200	4,025	1,238	725	552

Allowance for loan losses, December 31	$12,155	$10,542	$7,888	$7,051	$6,601

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.42%	1.29%	1.11%	1.08%	1.15%
Ratio of net charge-offs to average loans outstanding during the year	0.31%	0.24%	0.06%	0.04%	0.12%

Notes:

(1)	Includes nonaccrual loans

The following table shows the allocation of allowance for loan losses at the dates indicated.

Allocation of Allowance for Loan Losses

	At December 31
	2009		2008		2007		2006		2005
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and agricultural	2,683	9.7%	1,454	8.4%	$1,235	8.57%	$1,061	9.20%	$1,893	9.08%
Real estate mortgage	3,131	47.0%	2,309	45.4%	1,145	44.83%	1,144	44.29%	763	49.22%
Real estate construction	4,092	10.3%	2,624	12.6%	1,606	13.95%	1,066	13.21%	492	4.61%
Commercial real estate	1,553	27.5%	3,021	27.1%	2,569	25.11%	2,630	25.35%	2,037	25.62%
Consumer	481	5.0%	969	5.8%	981	7.36%	949	7.91%	1,258	11.45%
Other loans and overdrafts	215	0.6%	84	0.8%	55	0.18%	54	0.04%	—	0.02%

Total allowance for balance sheet loans	12,155	100.0%	10,461	100.0%	7,591	100.00%	6,904	100.00%	6,443	100.00%
Unallocated	—		81		297		147		158

Total allowance for loan losses	$12,155		$10,542		$7,888		$7,051		$6,601

(Percent is loans in category divided by total loans)

Nonperforming Assets

Total nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due 90 days or more, and other real estate owned, increased $16.5 million or 99% to $33.2 million at year-end 2009, while total loans outstanding, net of unearned discount, increased $33.8 million or 4.1% to $853.1 million for the same period. The ratio of nonperforming assets to total loans and other real estate at year-end 2009 was 3.88% compared to 2.04% at year-end 2008. These sharp increases in the ratios reflect the impact the recession is having on our customers and the increased risk in our loan portfolio.

Nonperforming loans at year-end 2009 were $29.1 million which included $19.3 million in nonaccrual loans with $14.7 million of the nonaccrual loans secured by real estate in our market area, $4.5 million of commercial and agricultural loans and $104 thousand of consumer loans. Based on estimated fair values of the related collateral using independent, third party appraisers, we consider the nonperforming real estate loans recoverable, with any individual deficiency covered by the allowance for loan losses. We have no agricultural loans on nonaccrual at December 31, 2009 and the commercial nonaccruals primarily consist of two customers with $3.7 million and $657 thousand, respectively. Some of these customer’s loans are cross collateralized with real estate and we have $1.3 million and $416 thousand in specific reserve, respectively. Between these reserves and the various collateral items, management believes the debt will be covered. Excluding the two customers mentioned above, we have $146 thousand in non real estate secured nonaccrual loans at December 31, 2009. All non-real estate secured and unsecured loans are automatically placed on nonaccrual status when they reach the 90 day past due mark. Some loans can be and are placed on nonaccrual status at the time when the collection of principal and interest are considered to be doubtful. Real Estate loans 90 days or more are reviewed and placed on non-accrual at the discretion of the collection manager. Credit card loans and other personal loans are typically charged off before reaching 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered unlikely. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. If interest on nonaccrual loans had been accrued, such income would have approximated $893 thousand and $571 thousand for the years 2009 and 2008, respectively.

Troubled debt restructure (TDR) loans are loans that we have worked out agreements with the borrower, usually to their advantage, in order to help the borrower work through a difficult time. At December 31, 2009, we had $6.7 million, or 30 loans, in this category. All these loans are secured by some type of real estate and are monitored on a monthly basis to see that they are following the agreement. It is hoped that these loans will return to a normal status in the future.

At December 31, 2009, we had approximately $615 thousand in loans in the process of foreclosure. This number fluctuates as borrowers bring loans current, pay them out or have them sold at the foreclosure auction. Loans that the bank buys back at foreclosure go to the other real estate owned (OREO) category. This is the last category in nonperforming assets and amounted to $4.1 million at year end 2009 compared to $560 thousand at year end 2008. The OREO balance consists of twenty properties with $2.0 million in other construction loans, $1.7 million in 1-4 family residential real estate construction loans and $368 thousand in 1-4 family residential mortgages. This is an increase from our historical levels and reflects a weak and slow real estate market, since balances are staying in this category for a longer period of time. All of the balances at the end of 2008 were disposed of in 2009 and none of the balances have been on the books for more than 10 months.

The following table shows nonperforming assets at the dates indicated.

Nonperforming Assets

	At December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans	$19,321	$13,574	$1,449	$1,400	$884
Restructured loans	6,699	—	—	—	—
Loans past due 90 days and accruing interest	3,090	2,590	358	1,504	1,655

Total nonperforming loans	29,110	16,164	1,807	2,904	2,539
Other real estate owned	4,136	560	1,056	—	—

Total nonperforming assets	$33,246	$16,724	$2,863	$2,904	$2,539

Nonperforming assets to total loans and	3.88%	2.04%	0.40%	0.45%	0.44%
other real estate owned
Allowance for loan losses to nonaccrual loans	62.91%	77.66%	544.37%	503.52%	746.72%
Net charge-offs to average loans for the year	0.31%	0.24%	0.06%	0.04%	0.12%
Allowance for loan losses to year end loans	1.42%	1.29%	1.11%	1.08%	1.15%
Foregone interest income on nonaccrual loans	$893	$571	$72	$45	$37

Net charge offs in 2009 increased to $2.6 million from $1.9 million in 2008. The 2009 net charge offs included $798 thousand of consumer loans, $345 thousand of commercial loans and $1.4 million of real estate loans. This is a continuation of what began in 2008 and is a direct result of the current recession. We expect that this increased level of charge offs will probably continue through 2010 or until the economy really turns around. As stated earlier, reserves will continue to be increased as needed. While loans are charged off, there is some potential to recover portions in the future.

At December 31, 2009, we reported $29.4 million in impaired loans, an increase of $14.4 million from $15.0 million at December 31, 2008. Of this $29.4 million in impaired loans, $15.0 million were included in nonperforming loans. The average balance of impaired loans for the twelve months ended December 31, 2009 was $21.8 million. Loans are viewed as impaired based upon individual evaluations of discounted expected cash flows or collateral valuations. These loans are subject to constant management attention, and their status is reviewed on a regular basis.

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

At December 31, 2009 the securities portfolio (excluding restricted securities carried at cost), at fair market value, was $169.4 million, an 11.0% increase from $152.6 million at 2008 year-end. The effect of valuing the available for sale portfolio at market, net of income taxes, is reflected as a line in the Shareholders’ Equity section of the Balance Sheet as accumulated other comprehensive income of $745 thousand at December 31, 2009 compared to a loss of $11.8 million at 2008 year-end.

We follow a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. We consider derivatives to be speculative in nature and contrary to our historical philosophy. We do not hold or issue financial instruments for trading purposes.

The following table presents the book value and fair value of securities at the dates indicated. (EVB does not hold any commercial mortgage backed securities.)

The following table presents the maturity and yields of securities at their amortized cost at the date indicated.

	December 31, 2009		December 31, 2008		December 31, 2007
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$34,180	$34,522	$33,149	$33,619	$43,284	$43,515
Agency Mortgage- backed securities	39,774	41,481	50,419	51,481	25,138	24,862
Agency CMO securities	29,727	29,992	11,256	11,472	5,700	5,760
Non Agency CMO securities	5,149	5,145	6,676	6,199	8,601	8,447
State and political subdivisions	47,938	48,072	39,376	39,241	41,137	41,211
Pooled trust preferred securities	632	688	19,075	3,582	18,207	16,385
FNMA and FHLMC preferred stock	77	126	94	94	4,708	3,885
Corporate securities	10,819	9,416	10,802	6,957	10,156	8,378

Total	$168,296	$169,442	$170,847	$152,645	$156,931	$152,443

Maturity Distribution and Yields of Securities

	December 31, 2009
	Due in 1 year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and equity securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$25,999	1.09%	$5,023	5.07%	$3,158	5.43%	—	0.00%	$34,180	2.08%
Mortgage-backed securities	2,791	2.71%	26,349	4.80%	9,100	4.65%	$1,534	5.83%	39,774	4.66%
States and political subdivisions (1)	5,972	3.69%	12,540	5.81%	11,159	6.30%	18,344	6.17%	48,015	5.80%
Corporate, CMO and other securities	2,987	2.52%	37,107	3.80%	6,233	5.12%	—		46,327	3.90%

Total securities	$37,749	1.73%	$81,019	4.52%	$29,650	5.45%	$19,878	6.14%	$168,296	4.25%

(1)	Yields on tax-exempt securities have been calculated on a tax equivalent basis at 5.83% for 2009, down from 5.90% in 2008.

See Note 3 to the Consolidated Financial Statements.

We recognized other-than-temporary impairment on pooled trust preferred debt securities classified as AFS in accordance with ASC 320-10-65. As required by this ASC guidance, we assessed whether we intend to sell or it was more likely than not that we would be required to sell the security before recovery of its amortized cost basis less any current period losses. We separated the amount of impairment into the loss that is credit related and the amount due to all other factors. The credit loss component was recognized in earnings. The remaining difference between the securities’ fair value and present value of future expected cash flows is due to factors not credit related, and therefore, was not required to be recognized as a loss in the income statement, but was recognized in other comprehensive income. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income.

After much deliberation and consultation with an independent securities appraisal firm that specializes in valuing illiquid securities, we recognized an impairment through the Statement of Operations in 2009 of $18.9 million, reducing our book value of pooled trust preferred securities to $632 thousand, $554 thousand of which is in a senior performing tranche that has an unrealized gain at 2009 year end. The independent appraiser followed other-than-temporary impairment (“OTTI”) guidelines in determining that the total lack of an orderly market for nonperforming pooled trust preferred securities was the result of credit issues in this class of securities. The model used to develop the fair market value considered performing collateral ratios, the level of subordination to senior tranches of the securities, credit ratings of and projected credit defaults in the underlying collateral and the discounted present value of projected future cash flows. After this impairment, our remaining pooled trust preferred securities no longer have an unrealized loss.

Of the $18.9 million of credit-related OTTI included in the Statement of Operations for the year ended December 31, 2009, $15.5 million of the loss occurred prior to 2008 year end, and was included net of tax as an unrealized loss of $10.1 million in other comprehensive income (loss) at December 31, 2008. The $18.2 million that was considered a temporary loss at December 31, 2008 because of the lack of an orderly market became a credit-related loss in 2009 as defaults and nonperforming collateral in the trust preferred securities increased substantially. Impairment of pooled trust preferred securities occurred first in the second quarter of 2009, then again in the third quarter of 2009. Using the required discounted present value of expected future cash flows, none of these securities were considered to have OTTI until the second quarter of 2009; then they deteriorated more in the third quarter of 2009. At the end of the third quarter of 2009 the independent evaluation determined that Preferred Term Security XXIV, XXV and XXVI and SLOSO CDO 2007-B-1L were worthless. That evaluation also determined that Preferred Term Security XXIII, Preferred Term Security XXVII A tranche and Preferred Term Security XXVII D tranche should be impaired to reduce the book value to $78 thousand, $554 thousand and $400 respectively. Preferred Term Security XXVII D tranche was subsequently sold for $9 thousand. The table below presents the nonperforming collateral at 2008 year end along with the additions to nonperforming collateral during the first three quarters of 2009. There was no impairment in the fourth quarter of 2009.

(Dollars in thousands) Nonperforming collateral additions	Life to Date Y/E 2008	Q1 2009	Q2 2009	Q3 2009	Total Nonperforming Collateral Sep 30, 2009
Preferred Term Securities XXIII, D tranche	5.43%	2.57%	4.34%	4.76%	17.09%
Preferred Term Securities XXIV, D tranche	3.47%	6.33%	10.79%	7.91%	28.50%
Preferred Term Securities XXV, D tranche	7.98%	5.42%	6.90%	9.80%	30.10%
Preferred Term Securities XXVI, D tranche	8.08%	1.82%	3.63%	6.47%	20.00%
Preferred Term Securities XXVII, D tranche	2.30%	6.00%	3.43%	8.28%	20.01%
Preferred Term Securities XXVII, A tranche	Nonperforming collateral same as XXVII, D tranche above
SLOSO CDO 2007 B-1L, D tranche	9.22%	0.88%	0.00%	10.62%	20.72%

The additional table below presents the book value and market value of our pooled trust preferred securities at 2008 year end and, after impairment, the book value at 2009 year end. These securities have been written down to a book value of $632 thousand and are believed to have no remaining impairment risk as of December 31, 2009.

	December 31, 2008			December 31, 2009 After Impairment
(Dollars in thousands) Nonperforming collateral additions	Book Value	Fair Value	Unrealized Loss	Book Value	Fair Value	Unrealized Gain(Loss)
Preferred Term Securities XXIII, D tranche	$2,952	$712	$(2,240)	$78	$78	$—
Preferred Term Securities XXIV, D tranche	2,487	378	(2,109)	—	—	—
Preferred Term Securities XXV, D tranche	2,474	337	(2,137)	—	—	—
Preferred Term Securities XXVI, D tranche	2,032	280	(1,752)	—	—	—
Preferred Term Securities XXVII, D tranche	3,720	827	(2,893)	—	—	—
Preferred Term Securities XXVII, A tranche	910	733	(177)	554	610	56
SLOSO CDO 2007 B-1L, D tranche	4,500	315	(4,185)	—	—	—

	$19,075	$3,582	$(15,493)	$632	$688	$56

Deposits

We have historically focused on increasing core deposits, a low cost and stable source of funding, to reduce the need for other borrowings to fund growth in earning assets. Interest rates paid on deposits are carefully managed to provide an attractive market rate while at the same time not adversely affecting the net interest margin. Borrowings through the Federal Home Loan Bank of Atlanta (FHLB) are utilized for funding when the cost of borrowed funds falls below the cost of new interest-bearing deposits. We also utilize purchased deposits from a couple of sources when the rates are below our market rates. At year end 2009, our total deposit balance was

$852.9 million, an increase of $39.3 million, or 4.83%, from $813.5 million at year end 2008. All of this growth was from our existing markets and achieved in a depressed economy. Our loan growth in 2009 continued but at a slower pace and with the TARP funds added in January of 2009 in addition to the deposit growth, we had excess funds for most of the year. Management continued to hold brokered deposits but at a lower level than in 2008. At year end 2009, there were $43.0 million in brokered deposits compared to $55.0 million at December 31, 2008. Brokered deposits include deposits under the CDARS program. In 2009, brokered deposits had extremely low rates available and we purchased deposits with staggered maturities over the next four years to decrease our sensitivity to interest rate risk. Noninterest-bearing deposits decreased by $562 thousand or 0.62% to $89.5 million at 2009 year-end compared to $90.1 million at December 31, 2008.

A more representative review of the year long funding picture is the average deposits for the year, which reflect how much we are really funding over the year. For 2009, average total deposits of $849.6 million represented a 12.7% increase over the 2008 average of $753.7 million. Noninterest bearing average deposits declined $3.7 million to $93.2 million for 2009. Savings declined $586 thousand compared to a decline of $7.2 million, or 7.8% in 2008. In looking at these two categories, it is important to note that customers want a return on their money, so the trend in our lowest cost deposit categories is down which forces the bank to pay more for deposits. Money market accounts, our fastest growth category, increased 60.9% to $84.2 million while the rate decreased 78 basis points. In 2009, large dollar certificates of deposit increased $34.5 million, or 24.1%, while consumer certificates declined $7.1 million, or 2.9%. Interest bearing checking accounts (NOW) had our largest dollar increase with growth of $40.9 million, or 28.3% compared to an increase of $39.1 million, or 37.0%, in 2008. This increase is attributed to our Reward Checking product, whose balances have continually grown since its introduction in late 2006. This product pays an above market interest rate if customers achieve some basic requirements that encourage the customer to utilize electronic transactions which are less costly to the bank. It continues to grow even with a lowering of the base rate and restrictions on the balance that can earn the high interest rate. It is a convenient way for our customers to get a good return on their deposits, which appears to be a big part of its appeal.

Interest rates on all interest bearing liabilities were lower in 2009, as management was able to lower rates and reprice incoming or roll over deposits at rates that matched the lower rate environment that the Federal Reserve brought us to in 2008. The rates on large certificates of deposit fell 112 basis points, while money market accounts were lower by 78 basis points. NOW accounts declined 50 basis points and regular certificates declined 53 basis points. The maturity of large blocks of certificates of deposits in the last half of the year allowed us to reprice at a lower rate and allow rate shoppers to consider other sources. These decreases in interest expense, while earning assets yields were declining, allowed our margin to grow in the third and fourth quarters. The interest checking account products, at $185.4 million or 21.8% of total average deposits, have clearly moved this product to our largest single category moving large certificates of deposits to a second position in the deposit balance ranking. The liquidity of the funds in interest checking funds presents a challenge to management in attempting to determine which of these relationships is a core deposit versus just a parking of funds until rates increase. Attracting deposits has been a challenge, and as the competition for funds heats up over the next couple of years, this is considered a critical area for managing our margin and profit. The high interest rate environment in the market three years ago, then the rapid decline in rates in 2008, coupled with the plummeting economy have made customers and potential customers fearful of what will happen to their money. Management’s challenge in 2010 continues to be managing the net interest margin in a recessionary economy by anticipating, reacting to and adjusting to each new change in the markets.

Total deposits at 2008 year-end of $813.5 million increased $141.6 million, or 21.1%, compared to $671.9 million at 2007 year-end. Our branch purchases from Millennium in 2008 added $93 million to the balance. The other major source was an increase in brokered deposits with $55 million in balances. Average deposit growth in 2008 was in all categories except demand and savings. Average deposits for 2008 were $753.7 million, an increase of 14.2%, or $93.6 million, compared to 2007 average deposits of $660.1 million.

The following table presents average deposit balances and rates for the periods indicated:

Average Deposits and Rates Paid

	Years Ended December 31
	2009		2008		2007
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$93,154		$96,874		$98,282
Interest-bearing deposits:
Checking (NOW accounts)	185,436	1.52%	144,558	2.02%	105,494	1.77%
Money market accounts	84,192	1.62%	52,321	2.40%	40,817	2.41%
Regular savings accounts	74,081	0.73%	74,667	0.90%	81,843	1.16%
Large denomination certificates (1) (2)	177,650	3.34%	143,115	4.46%	120,735	4.80%
Other certificates of deposit (2)	235,097	3.23%	242,184	3.76%	212,967	4.47%

Total interest-bearing	756,456	2.41%	656,845	3.10%	561,856	3.40%

Total average deposits	$849,610		$753,719		$660,138

(1)	Certificates issued in amounts of $100,000 or greater
(2)	Includes some brokered deposits

The following table presents the maturity schedule of large denomination certificates at the dates indicated:

Maturities of Large Denomination Certificates of Deposits (1) (2)

(dollars in thousands)	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
At December 31, 2009	$29,097	$16,256	$58,358	$69,034	$172,745	20.25%

(1)	Certificates issued in amounts of $100 thousand or greater
(2)	Includes some brokered deposits

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

Regulatory authorities have adopted guidelines to establish minimum capital standards. Specifically, the guidelines classify assets and balance sheet items into four risk-weighted categories. The minimum regulatory total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, defined as common equity and retained earnings, plus trust preferred debt up to 25% of Tier 1 capital, less goodwill and intangibles. At December 31, 2009, we had a total risk based capital ratio of 12.29% and a Tier 1 leverage ratio of 9.08%, both in excess of regulatory guidelines and the amount needed to support our banking business.

Capital is carefully managed as the financial opportunities of a high capital base are weighed against the impact of the return on equity ratio. In January 2001, we announced a stock repurchase program intended to reduce high capital levels and to increase return on equity to shareholders. This plan was amended in 2003 and the number of shares that can be repurchased is 5% of the outstanding shares on January 1 of each year. We repurchased no shares in 2009, 70,545 shares in 2008 and 179,350 shares in 2007. Details of the number of shares available and purchases by month can be seen in our 10-Q filings with the SEC.

As discussed in Note 21 of the attached Financials, on January 9, 2009 we issued preferred stock to the U. S. Treasury which added $24 million to capital. The preferred stock will pay cumulative dividends at a fixed rate of 5% per annum for the first five years, and thereafter, at a rate of 9% per annum. The addition of these funds helped us maintain strong capital positions in 2009.

The following table provides an analysis of our capital as of December 31, 2009, 2008 and 2007. Note 19 in the Consolidated Financial Statements presents an analysis of the capital position of both our Company and EVB as of year-end 2009, 2008 and 2007:

Analysis of Capital

	At December 31,
(dollars in thousands)	2009	2008	2007
Tier 1 capital:
Preferred stock	$24,000	$—	$—
Common stock	11,877	11,798	11,865
Surplus	18,965	18,456	18,812
Retained earnings	49,611	62,804	63,616

Total equity	104,453	93,058	94,293
Trust preferred debt	10,000	10,000	10,000
Less goodwill and intangibles	(16,184)	(16,472)	(6,496)

Total Tier 1 capital	98,269	86,586	97,797
Tier 2 capital:
Allowance for loan losses	10,613	10,301	7,888
Deductions for other investments (1)	4,728	1,658	1,260

Total risk-based capital	104,154	95,229	104,425
Risk-weighted assets	847,462	823,862	707,850
Capital ratios:
Tier 1 risk based capital	11.60%	10.51%	13.82%
Total risk based capital	12.29%	11.56%	14.75%
Tier 1 capital to average total assets	9.08%	8.62%	10.80%

(1)	Federal Reserve requires a deduction from capital for the value of other LLC’s that the company has an interest in.

Off -Balance Sheet Arrangements

At December 31, 2009, we had $123.2 million of off-balance sheet credit exposure in the form of $118.1 million of commitments to grant loans and unfunded commitments under lines of credit and $5.1 million of standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, deposits with other banks, federal funds sold, investments and loans maturing or repricing within one year. Our management of liquid assets provides a liquidity level that we believe is sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs. At December 31, 2009, $505.4 million or 49.9% of total earning assets were due to mature or reprice within the next year.

We also maintain additional sources of liquidity through a variety of borrowing arrangements. Federal funds borrowing arrangements with major regional banks combined with immediately available lines of credit with the Federal Home Loan Bank totaled $86.8 million at December 31, 2009. At year-end 2009, we had $123.2 million of FHLB borrowings outstanding. During 2009, we reduced our FHLB borrowings by $11.4 million.

The following table presents our contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond.

As of 12/31/2009	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(dollars in thousands)
Long-term debt	$133,524	$5,714	$10,000	$—	$117,810
Capital lease obligations	—	—	—	—	—
Operating leases	1,340	438	601	301	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$134,864	$6,152	$10,601	$301	$117,810

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

Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specific time period. The cumulative one-year gap at year-end was 12.33% which is within the policy limit for the one-year gap of plus 15% to minus 15% of total earning assets at a combined Company level.

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

The most recent earnings simulation model projects net income would decrease approximately 2.15% of stable rate or base net income if rates were to fall immediately by 25 basis points to a fed funds rate of 0.0%. It projects an increase of approximately 6.85% if rates rise by 200 basis points. Management believes this reflects an asset sensitive interest risk for the one-year horizon. Historically this simulation has evaluated the impact of a rate decrease of 200 basis points, and internally we also evaluate monthly the impact of rate changes of 100 basis points and 300 basis points. However with current fed funds rate at 25 basis points, we consider a rate decrease to a level below zero to be meaningless.

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

At year-end, a 200 basis point immediate increase in rates is estimated to decrease NPV by 3.11%. Additionally, NPV is estimated to increase by 1.2% if rates fall immediately by 25 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a 0.1% chance of occurrence.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

(1)	Management has determined that simulation shock ratios for a decrease to a negative interest rate are meaningless. Thus 2009 data is presented under a scenario of rates decreasing 25 basis points to zero. 2008 year end data in a 25 basis point downward shock is not available.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the three years ended December 31, 2009

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2009

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2009

•	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2009, management has assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Yount, Hyde and Barbour, P.C., the independent registered public accounting firm that audited our consolidated financial statements, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. The report, which states an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

No changes were made in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in EVB’s Proxy Statement for the 2010 annual meeting of shareholders, and for executive officers is listed in Part I of this Form 10-K.

Item 11.	Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in EVB’s Proxy Statement for the 2010 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation” in our Proxy Statement for the 2010 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors, including the statement on independence of directors” and “Transactions with Management” in our Proxy Statement for the 2010 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this Item is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in EVB’s Proxy Statement for the 2010 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number

3.1	Amended and restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., as amended and restated on December 29, 2008 attached as Exhibit 3.1 to our 2008 Form 10-K, incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s current report on form 8-K filed January 13, 2009, incorporated herein by reference.

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009.

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, attached as Exhibit 4.1 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference.

4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009, attached as Exhibit 4.2 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated herein by reference.*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan, included in the Company’s 2007 Proxy Statement, as filed with the Commission on March 21, 2007, incorporated herein by reference.*

10.3	Employment Agreement dated as of January 1, 2008, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin attached as Exhibit 10.3 to our 2008 Form 10-K, incorporated herein by reference.*

10.4	Employment Agreement dated as of March 4, 2008, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins attached as Exhibit 10.4 to our 2008 Form 10-K, incorporated herein by reference.*

10.5	Employment Agreement dated as of March 4, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. attached as Exhibit 10.5 to our 200 Form 10-K, incorporated herein by reference.*

10.6	Employment Agreement dated as of June 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas attached as Exhibit 10.6 to our 200 Form 10-K, incorporated herein by reference.*

10.7	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of Treasury, attached as Exhibit 10.1 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference

10.8	Form of Waiver agreement by and between the Senior Executive Officers and Eastern Virginia Bankshares, Inc., attached as exhibit 10.2 to Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference*

10.9	Form of Letter Agreement by and between the Senior Executive Officers and Eastern Virginia Bankshares, Inc., attached as Exhibit 10.3 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference*

13.1	Excerpt from the 2009 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2009 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on

Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	TARP certification of Primary Executive Officer

99.2	TARP certification of Primary Financial Officer

*	Management contract or compensatory plan or arrangement.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

By	/s/ RONALD L. BLEVINS	Date: March 5, 2010
Ronald L. Blevins Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2010.

Signature	Title

/s/ W. RAND COOK W. Rand Cook	Chairman of the Board of Directors

/s/ F. L. GARRETT, III F. L. Garrett, III	Vice Chairman of the Board of Directors

/s/ JOE A. SHEARIN Joe A. Shearin	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. GERALD COX W. Gerald Cox	Director

/s/ MICHAEL E. FIORE, P. E. Michael E. Fiore	Director

/s/ IRA C. HARRIS Ira C. Harris	Director

/s/ ERIC A. JOHNSON Eric A. Johnson	Director

/s/ W. LESLIE KILDUFF, JR. W. Leslie Kilduff, Jr.	Director

/s/ WILLIAM L. LEWIS William L. Lewis	Director

/s/ CHARLES R. REVERE Charles R. Revere	Director

/s/ HOWARD R. STRAUGHAN Howard R. Straughan	Director

/s/ LESLIE E. TAYLOR Leslie E. Taylor	Director

/s/ F. WARREN HAYNIE, JR. F. Warren Haynie, Jr.	Director

/s/ JAY T. THOMPSON Jay T. Thompson	Director

/s/ RONALD L. BLEVINS Ronald L. Blevins	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1	Amended and restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., as amended and restated on December 29, 2008 attached as Exhibit 3.1 to our 2008 Form 10-K, incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., attached as Exhibit 3.1 to the Company’s current report on form 8-K filed January 13, 2009, incorporated herein by reference.

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009.

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, attached as Exhibit 4.1 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference.

4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009, attached as Exhibit 4.2 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference

10.2	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, included in the Company’s 2003 Proxy Statement, as filed with the Commission on March 24, 2003, incorporated herein by reference.*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan, included in the Company’s 2007 Proxy Statement, as filed with the Commission on March 21, 2007, incorporated herein by reference.*

10.4	Employment Agreement dated as of January 1, 2008, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin attached as Exhibit 10.3 to our 2008 Form 10-K, incorporated herein by reference.*

10.4	Employment Agreement dated as of March 4, 2008, between Eastern Virginia Bankshares, Inc. and Ronald L. Blevins attached as Exhibit 10.4 to our 2008 Form 10-K, incorporated herein by reference.*

10.10	Employment Agreement dated as of March 4, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. attached as Exhibit 10.5 to our 200 Form 10-K, incorporated herein by reference.*

10.11	Employment Agreement dated as of June 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas attached as Exhibit 10.6 to our 200 Form 10-K, incorporated herein by reference.*

10.12	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of Treasury, attached as Exhibit 10.1 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference

10.13	Form of Waiver agreement by and between the Senior Executive Officers and Eastern Virginia Bankshares, Inc., attached as exhibit 10.2 to Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference*

10.14	Form of Letter Agreement by and between the Senior Executive Officers and Eastern Virginia Bankshares, Inc., attached as Exhibit 10.3 to the Company’s current report on Form 8-K filed January 13, 2009, incorporated herein by reference*

13.1	Excerpt from the 2009 Annual Report to Shareholders with respect to Market for the Company’s Common Stock.

13.2	Excerpt from the 2009 Annual Report to Shareholders with respect to Selected Financial Data.

14.1	Code of Conduct and Business Ethics, attached as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	TARP certification of Primary Executive Officer

99.2	TARP certification of Primary Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2009, 2008, and 2007 of Eastern Virginia Bankshares, Inc. and subsidiaries and our report dated March 11, 2010 expressed an unqualified opinion.

Winchester, Virginia

March 11, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2009	December 31, 2008
Assets:
Cash and due from banks	$13,117	$13,081
Interest bearing deposits with banks	15,571	133
Securities available for sale, at fair value	169,442	152,645
Restricted securities, at cost	8,941	9,234
Loans, net of unearned income	853,063	819,266
Allowance for loan losses	(12,155)	(10,542)

Total loans, net	840,908	808,724
Deferred income taxes	6,929	12,930
Bank premises and equipment, net	20,035	20,806
Accrued interest receivable	3,886	4,050
Other real estate owned	4,136	560
Goodwill	15,970	15,970
Other assets	27,348	13,230

Total assets	$1,126,283	$1,051,363

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$89,529	$90,090
Interest-bearing deposits	763,333	723,443

Total deposits	852,862	813,533
Federal funds purchased and repurchase agreements	24,154	3,593
Federal Home Loan Bank advances	123,214	134,643
Trust preferred debt	10,310	10,310
Accrued interest payable	1,739	2,512
Other liabilities	8,806	8,743

Total liabilities	1,021,085	973,334

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding 2009: Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred, 2008 none	24,000	—
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 5,966,662 and 5,912,553 including 28,400 and 13,500 nonvested shares, respectively	11,877	11,798
Surplus	18,965	18,456
Retained earnings	50,850	62,804
Warrant	1,481	—
Discount on preferred stock	(1,192)	—
Accumulated other comprehensive (loss), net	(783)	(15,029)

Total shareholders’ equity	105,198	78,029

Total liabilities and shareholders’ equity	$1,126,283	$1,051,363

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	(dollars in thousands, except per share data)
	2009	2008	2007
Interest and Dividend Income
Loans and fees on loans	$49,702	$51,371	$50,626
Interest on investments:
Taxable interest income	4,879	5,918	5,065
Tax exempt interest income	1,901	1,658	1,415
Dividends	103	355	457
Interest on deposits with other banks	99	—	—
Interest on federal funds sold	43	84	638

Total interest and dividend income	56,727	59,386	58,201

Interest Expense
Deposits	18,241	20,337	19,121
Federal funds purchased and repurchase agreements	18	90	73
Interest on FHLB advances	5,396	5,754	4,919
Interest on trust preferred debt	395	628	849

Total interest expense	24,050	26,809	24,962

Net interest income	32,677	32,577	33,239
Provision for Loan Losses	4,200	4,025	1,238

Net interest income after provision for loan losses	28,477	28,552	32,001

Noninterest Income (Charges)
Service charges on deposit accounts	3,841	3,991	3,671
Debit/credit card fees	1,189	1,135	844
Other operating income	977	1,634	1,581
Gain on sale of available for sale securities, net	66	44	14
Other-than-temporary impairment losses on securities. (no additional amounts were recognized in other comprehensive income.)	(18,919)	(4,933)	—
Gain (loss) on sale or impairment of OREO	357	(229)	—
Actuarial gain on pension curtailment	—	1,328	—

Total noninterest income (charges)	(12,489)	2,970	6,110

Noninterest Expenses
Salaries and benefits	15,254	14,776	14,547
Occupancy and equipment expense	5,144	4,738	4,282
Telephone	1,070	996	613
FDIC assessments	1,705	465	100
Consultant fees	751	653	629
Collection, reposession and OREO	569	193	62
Marketing and advertising	737	874	756
Other operating expenses	5,418	5,250	4,885

Total noninterest expenses	30,648	27,945	25,874

Income (loss) before income taxes	(14,660)	3,577	12,237
Income Tax Expense (Benefit)	(5,856)	506	3,483

Net Income (Loss)	$(8,804)	$3,071	$8,754

Effective dividend on preferred stock	1,459	—	—

Net income (loss) available to common shareholders	$(10,263)	$3,071	$8,754

Earnings (loss) per common share: basic	$(1.73)	$0.52	$1.45

diluted	$(1.73)	$0.52	$1.45

Dividends per share, common	$0.31	$0.64	$0.64

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	(dollars in thousands)
	2009	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(8,804)	$3,071	$8,754
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) Loss from equity investment in partnership	346	(130)	16
Depreciation and amortization, net	2,290	2,215	1,984
Deferred tax benefit	(1,736)	(2,096)	(439)
Provision for loan losses	4,200	4,025	1,238
Gain on sale of OREO	(357)	—	—
Gain realized on sale of fixed assets	—	(129)	(12)
(Gain) realized on available for sale securities, net	(66)	(44)	(14)
Actuarial Gain- Pension Curtailment	—	(1,328)	—
Impairment on securities	18,919	4,933	—
Impairment on OREO	—	229	—
Amortization on securities, net	254	20	59
Stock based compensation	248	277	250
Changes in assets and liabilities:
Decrease in accrued interest receivable	164	247	8
(Increase) decrease in other assets	(14,466)	(1,913)	386
Increase (decrease) in accrued interest payable	(773)	(1,234)	1,261
Increase in other liabilities	2,700	85	1,449

Net cash provided by operating activities	2,919	8,228	14,940

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	976	5,624	4,070
Maturities and principal repayments on securities available for sale	88,266	83,178	11,632
Purchases of securities available for sale	(105,798)	(107,627)	(50,271)
(Purchase) retirement of restricted stock, net	293	(812)
Proceeds from sale of other real estate	3,239	950	—
Acquisition of branches	—	33,995	—
Improvement to other real estate	(735)	(123)
Net (increase) in loans	(42,107)	(63,483)	(59,782)
Purchases of bank premises and equipment	(1,519)	(4,658)	(3,338)
Proceeds from sale of bank premises and equipment	—	209	12

Net cash (used in) investing activities	$(57,385)	$(52,747)	$(97,677)

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(continued)

	(dollars in thousands)
	2009	2008	2007
Cash Flows from Financing Activities
Net increase in demand deposit accounts, interest-bearing demand deposits and savings accounts	$106,126	$16,488	$16,594
Net increase (decrease) in certificates of deposit	(66,797)	33,272	1,327
Proceeds of Federal Home Loan Bank advances	—	18,000	85,000
Repayments of Federal Home Loan Bank advances	(11,429)	(10,428)	(48,429)
Increase (decrease) in federal funds purchased and repurchase agreements	20,561	(13,506)	17,099
Repurchases and retirement of stock	—	(1,237)	(3,610)
Exercise of stock options	—	—	38
Issuance of common stock under dividend reinvestment plan	283	434	413
Issuance of preferred stock	24,000	—	—
Director stock grant	54	104	143
Dividends paid	(2,858)	(3,778)	(3,869)

Net cash provided by financing activities	69,940	39,349	64,706

Cash and Cash Equivalents
Beginning of year	13,214	18,384	36,415
Net increase (decrease) in cash and cash equivalents	15,474	(5,170)	(18,031)

End of year	$28,688	$13,214	$18,384

Supplemental Disclosures of Cash Flow Information
Cash payments for Interest	$24,823	$27,836	$23,701

Cash payments for Income taxes	$1,167	$2,370	$4,009

Supplemental Disclosures of Noncash Investing and Financing Activities
Transfers from loans to foreclosed real estate	$5,723	$559	$1,056

Change in unrealized gain(loss) on securities available for sale	$19,348	$(13,714)	$(754)

Pension liability adjustment	$2,636	$(3,988)	$1,949

Details of acquistion of branches:
Fair value of assets acquired	$—	$49,171	$—
Fair value of liabilities assumed	—	93,706	—
Purchase price in excess of net assets acquired	—	10,265	—

Cash received	—	34,270	—
Less cash acquired	—	(275)	—

Net cash received for acquisition	$—	$33,995	$—

See Notes to Consolidated Financial Statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2006	$12,166	$—	$21,276	$58,731	$(4,366)		$87,807
Comprehensive income:
Net income - 2007	—	—	—	8,754	—	$8,754	8,754
Other comprehensive income:
Unrealized securities losses arising during period, (net of tax, $296)	—	—	—	—	—	(444)	—
Reclassification adjustment, (net of tax, $5)	—	—	—	—	—	(9)	—
Change in unfunded pension liability (net of tax ($653))	—	—	—	—	—	1,296	—

Other comprehensive income					843	843	843

Total comprehensive income	—	—	—	—	—	$9,597

Cash dividends declared	—	—	—	(3,869)	—		(3,869)
Stock-based compensation	—	—	250	—	—		250
Director stock grant	13	—	130	—	—		143
Stock options exercised	5	—	33	—	—		38
Shares purchased and retired	(359)	—	(3,251)	—	—		(3,610)
Issuance of common stock under dividend reinvestment plan	40	—	373	—	—		413

Balance, December 31, 2007	$11,865	$—	$18,811	$63,616	$(3,523)		$90,769
Comprehensive (loss):
Net income - 2008	—	—		3,071	—	$3,071	3,071
Other comprehensive loss:
Unrealized securities losses arising during period, (net of tax, ($4,785))	—	—		—	—	(8,885)	—
Reclassification adjustment, (net of tax, $15)	—	—		—	—	(29)	—
Change in unfunded pension liability (net of tax ($653))	—	—		—	—	(2,592)	—

Other comprehensive loss	—	—		—	(11,506)	(11,506)	(11,506)

Total comprehensive loss						$(8,435)

Cash dividends declared	—	—		(3,778)	—		(3,778)
Stock-based compensation	—	—	277	—	—		277
Director stock grant	13	—	91	—	—		104
Pension plan date change	—	—		(105)	—		(105)
Shares purchased and retired	(141)	—	(1,096)		—		(1,237)
Restricted common stock vested	3	—	(3)		—		—
Issuance of common stock under dividend reinvestment plan	58	—	376	—	—		434

Balance, December 31, 2008	$11,798	$—	$18,456	$62,804	$(15,029)		$78,029
Comprehensive income (loss):
Net loss - 2009	—	—	—	(8,804)		$(8,804)	(8,804)
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, ($1.372))	—	—	—	—	—	2,549	—
Reclassification adjustment (net of tax (5,399))	—	—	—	—	—	10,028	—
Change in unfunded pension liability (net of tax ($911)	—	—	—	—	—	1,669	—

Other comprehensive income	—	—	—	—	14,246	14,246	14,246

Total comprehensive income						5,442	—

Issuance of preferred stock to U.S. Treasury	—	24,000	—	—	—		24,000
Cash dividends declared common and preferred	—	—	—	(2,858)	—		(2,858)
Preferred stock discount	—	289	—	(289)	—		—
Stock-based compensation			248	—	—		248
Director stock grant	13	—	41	—	—		54
Restricted common stock vested	3	—	—	(3)	—		—
Issuance of common stock under dividend		—	—	—	—		—
reinvestment plan	63	—	220	—	—		283

Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198

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

Our primary activity is retail banking. Through our bank subsidiary, we provide full service banking including commercial and consumer demand and time deposit accounts, real estate, commercial and consumer loans, Visa revolving credit accounts, drive-in banking services, automated teller machine transactions, internet banking and wire transfer services. With 25 branches at 2009 year end, our bank serves diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Ancillary services provided by our bank include travelers’ checks, safe deposit box rentals, collections and other customary bank services to its customers. The majority of our revenue comes from retail banking in the form of interest earned on loans and investment securities and fees related to deposit services. The Company also owns EVB Statutory Trust I, a limited purpose entity that was created in 2003 for the purpose of issuing our trust preferred debt.

Our bank owns EVB Financial Services, Inc., which in turn has 100% ownership of EVB Investments, Inc. and a 50% ownership interest in EVB Mortgage, Inc. EVB Investments, Inc. has a 770 share interest in Infinex, which it uses as a brokerage firm for the investment services it provides. The bank also has a 75% ownership interest in EVB Title, LLC, a 100% interest in Dunston Hall, LLC and a 2.33% interest in Virginia Bankers Insurance Center, LLC. EVB Title, LLC sells title insurance, while Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks. Dunston Hall , LLC holds title to repossessed real estate. EVB Mortgage, Inc. was chartered in the first quarter of 2004 and began conducting business in the third quarter of 2004. The financial position and operating results of all of these subsidiaries are not significant to us as a whole and are not considered principal activities of our Company at this time.

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

Notes to Consolidated Financial Statements—(Continued)

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred taxes, other-than-temporary impairment of securities, other real estate owned and fair value.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, which all mature within ninety days.

Interest-Bearing Balances with Banks

EVB maintains interest-bearing deposit accounts with the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta and Bank of New York as custodian for (“CDARS”) the Certificate of Deposit Account Registry Service. Balances with the Federal Reserve Bank of Richmond are classified as zero risk by regulatory authorities while balances maintained with the Federal Home Loan Bank of Atlanta (“FHLB”) are generally limited to the amount covered by FDIC insurance. Balances in the CDARS program are fully covered by FDIC insurance.

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale (“AFS”) or trading based on management’s intent. Currently all of our debt securities are classified as AFS. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-than-likely that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. We regularly review each security for other-than-temporary impairment based on criteria that include the extent to which costs exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

Loans

We grant mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in our market area. The ability of our debtors to honor their

Notes to Consolidated Financial Statements—(Continued)

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

Notes to Consolidated Financial Statements—(Continued)

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Land is carried at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and are charged to expense over the estimated useful lives of the assets, ranging from three to thirty years. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Stock Compensation Plans

At December 31, 2009, we had two stock-based compensation plans, which are described more fully in Note 12. We account for these plans under the recognition and measurement principles of FASB ASC 718 Compensation – Stock Compensation. Stock-based compensation costs included in salaries and benefits expense totaled $248 thousand for the year 2009, $277 thousand for the year 2008 and $250 thousand for the year 2007.

Notes to Consolidated Financial Statements—(Continued)

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, and pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Pension Plan

We have a defined benefit pension plan covering employees meeting certain age and service requirements.

Advertising

We practice the policy of charging advertising costs to expense as incurred. Advertising expense totaled $500 thousand, $559 thousand, and $459 thousand for the three years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which is 28.5 months to seven years. Core deposit intangibles, net of amortization amounted to $215 thousand and $503 thousand at December 31, 2009 and 2008 respectively. Core deposit intangibles are included in other assets on our Consolidated Financial Statements.

Goodwill

In accounting for goodwill we follow the provisions of ASC 805 - Business Combinations - Goodwill and Other Intangible Assets. Goodwill is not subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over the useful life. Our goodwill was recognized in connection with the acquisition of branches in 2003 and 2008. The annual test for impairment was completed during the fourth quarter of 2009 and it was determined there was no impairment to be recognized in 2009.

Goodwill amounted to $16.0 million at December 31, 2009 and 2008, respectively. Based on annual testing, there were no impairment charges in 2009, 2008 or 2007.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Notes to Consolidated Financial Statements—(Continued)

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted establishing the Troubled Asset Relief Program (“TARP”), to be administered by the U. S. Department of the Treasury (“Treasury”). On October 14, 2008, Treasury announced its intention to inject capital into U. S. financial institutions under the TARP Capital Purchase Program (“CPP”). On January 9, 2009, we signed a letter agreement with Treasury under the CPP pursuant to which we sold 24,000 shares of our Series A Fixed Rate Cumulative Preferred Stock for a purchase price of $24 million cash. This preferred stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9.0% starting at the beginning of the sixth year. As part of its purchase of the preferred stock, Treasury also was issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant terminates at the expiration of ten years. Under the agreement with the Treasury, the Company is subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent.

In addition, we agreed that, until such time as Treasury ceases to own any of our securities acquired pursuant to the letter agreement, we will take all necessary steps to ensure that our benefits plans with respect to senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under the EESA and have agreed not to adopt any benefit plans with respect to, or which covers our senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing. Finally, the Letter Agreement provides that the Treasury may unilaterally amend any provision of the Agreement to the extent required to comply with federal law.

The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) was established pursuant to Section 121 of EESA and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by Treasury under TARP and the CPP, including the preferred shares purchased from us.

Recent Accounting Pronouncements

In June 2009, FASB issued new accounting guidance related to U. S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U. S. GAAP recognized by FASB to be applied to nongovernmental entities. Rule and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U. S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U. S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 10 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than

Notes to Consolidated Financial Statements—(Continued)

goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2. Cash and Due From Banks

To comply with Federal Reserve Regulations, our subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2009 and 2008, the daily average required balances were approximately $75 thousand for both periods.

Note 3. Securities

The amortized cost and fair value of securities at December 31, 2009 and December 31, 2008, with gross unrealized gains and losses, follows:

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$34,180	$393	$51	$34,522
Agency Mortgage-backed securities	39,774	1,712	5	41,481
Agency CMO securities	29,727	479	214	29,992
Non Agency CMO securities	5,149	36	40	5,145
State and political subdivisions	47,938	775	641	48,072
Pooled trust preferred securities	632	56	—	688
FNMA and FHLMC preferred stock	77	49	—	126
Corporate securities	10,819	145	1,548	9,416

Total	$168,296	$3,645	$2,499	$169,442

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2008
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$33,149	$540	$70	$33,619
Agency Mortgage-backed securities	50,419	1,084	22	51,481
Agency CMO securities	11,256	223	7	11,472
Non Agency CMO securities	6,676	—	477	6,199
State and political subdivisions	39,376	753	888	39,241
Pooled trust preferred securities	19,075	—	15,493	3,582
FNMA and FHLMC preferred stock	94	—	—	94
Corporate securities	10,802	—	3,845	6,957

Total	$170,847	$2,600	$20,802	$152,645

We do not hold any commercial mortgage-backed securities. Our mortgage-backed securities are all agency backed and AAA rated with no subprime issues. Our pooled trust preferred securities include one senior issue of Preferred Terms Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. That security is valued at year end 2009 at $56 thousand greater than the amortized cost after impairment. We also have an investment in Preferred Term Securities XXIII mezzanine tranche which was impaired to a cost basis of $77 thousand at September 30, 2009 and which retains that value at December 31, 2009.

The following is a comparison of amortized cost and estimated fair values of our securities by contractual maturity at December 31, 2009. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,749	37,919
Due after one year through five years	81,019	82,209
Due after five years through ten years	29,650	29,619
Due after ten years	19,878	19,695

Total	$168,296	$169,442

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009, investments in an unrealized loss position that are temporarily impaired are:

	December 31, 2009
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$26,966	$51	$—	$—	$26,966	$51
Mortgage-backed and CMO securities	14,072	217	977	42	15,049	259
States and political subdivisions	6,440	127	4,511	514	10,951	641
Corporate securities	860	140	5,914	1,408	6,774	1,548

	$48,338	$535	$11,402	$1,964	$59,740	$2,499

Bonds with unrealized loss positions of less than 12 months duration at 2009 year-end included 6 federal agency mortgage backed issues, 1 corporate bond, 15 municipal bonds, 1 agency mortgage-backed security and 8 agency collateralized mortgage obligations (“CMO”). Securities with losses of one year or greater duration included 3 federal agency mortgage-backed securities, 8 corporate bonds, 2 non-agency CMO securities and 4 municipal bonds.

Management reviews all securities with unrealized losses on a quarterly basis and documents its conclusion on whether a security is or is not other-than-temporarily impaired (“OTTI”). As of year-end, the Company held $3.0 million par value in GMAC bonds with a book value of $2.7 million. Holdings of GMAC contained unrealized loss positions totaling $515 thousand. These securities have been downgraded by Moodys and Standard & Poors rating agencies to levels below investment grade. These holdings are monitored regularly by the Company’s Chief Financial Officer and reported to the EVB Board on a monthly basis. Given the attractive yield and the belief that the risk of default is remote, we have not recommended sale of the holdings. GMAC participated in the Treasury’s TARP Capital Purchase Program (“CPP”). Other than the GMAC holdings, all corporate securities are rated as investment grade by either Moodys or S&P or both and are not considered by the Company to have credit impairment that would trigger OTTI. The GMAC holdings are reviewed on an ongoing basis by the CFO and reported to the board on a monthly basis. After considering the facts that GMAC is current on income payments, a maturity in 2008 was redeemed on schedule, remaining holdings all mature in less than eight years and our belief that GMAC will be a survivor in the economic crisis, management’s judgment is that these bonds are not OTTI. GMAC market value has increased significantly in the past year as the company has shown financial improvement.

Notes to Consolidated Financial Statements—(Continued)

A table follows that provides detail information at December 31, 2009 on the corporate bond holdings that have been in a temporarily impaired position for 12 months or greater. These are all senior securities with no subordination.

December 31, 2009 (Dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating	Excess Subordination	Security Priority
HSBC CPI Floating CPI + 255 basis points	$599	$532	$(67)	2013	5.21%	A3/A	none	senior
SLM Corp Floating 1 Month CPI + 212.5 bp	1,000	769	(231)	2013	7.49%	Ba1/BBB-	none	senior
SLM Corp Floating 1 Month CPI + 200 bp	1,000	712	(288)	2014	8.72%	Ba1/BBB-	none	senior
SLM Corp Floating 1 Month CPI + 162 bp	1,000	709	(291)	2014	8.54%	Ba1/BBB-	none	senior
Bear Stearns/J P Morgan Floating CPI + 145 bp	1,000	987	(13)	2014	1.59%	Aa3/A+	none	senior
Pacific Life Global FNDG Floating CPI +218 bp	1,000	860	(140)	2016	3.44%	A1/AA-	none	senior
GMAC 6.25% Fixed Rate	500	411	(89)	2013	12.62%	CCC	none	senior
GMAC 6.15% Fixed Rate	1,500	1,091	(409)	2016	12.61%	CCC	none	senior
GMAC 6.875% Fixed Rate	723	703	(20)	2018	12.57%	CCC	none	senior

	$8,322	$6,774	$(1,548)

We recognized other-than-temporary impairment for pooled trust preferred debt securities classified as AFS in accordance with ASC 320-10-65. As required by this ASC guidance, we assessed whether we intend to sell or it was more likely than not that we would be required to sell the security before recovery of its amortized cost basis less any current period losses. We separated the amount of impairment into the loss that is credit related and the amount due to all other factors. The credit loss component was recognized in earnings. The remaining difference between the securities’ fair value and present value of future expected cash flows is due to factors not credit related, and therefore, was not required to be recognized as a loss in the income statement, but was recognized in other comprehensive income. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income.

After much deliberation and consultation with an independent securities appraisal firm that specializes in valuing illiquid securities, we recognized an impairment through the Statement of Operations in 2009 of $18.9 million, reducing our book value of pooled trust preferred securities to $632 thousand, $554 thousand of which is in a senior performing tranche that has an unrealized gain as of 2009 year end. The independent appraiser followed other-than-temporary impairment (“OTTI”) guidelines in determining that the total lack of an orderly market for nonperforming pooled trust preferred securities was the result of credit issues in this class of securities. The model used to develop the fair market value considered performing collateral ratios, the level of subordination to senior tranches of the securities, credit ratings of and projected credit defaults in the underlying collateral and the discounted present value of projected future cash flows. After this impairment, our remaining pooled trust preferred securities no longer have an unrealized loss.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities). Changes in the credit loss component of credit -impaired debt securities were:

(in thousands)	Year Ended December 31, 2009
Balance, beginning of period	$—
Additions
Initial credit impairments	18,903
Subsequent credit impairments	16

Balance end of period	$18,919

Notes to Consolidated Financial Statements—(Continued)

We recognized OTTI charges as reflected on our Statement of Operations during 2008 of $4.6 million on our investments in the preferred stock of Federal Home Loan Mortgage Co (“FHLMC”) and Federal National Mortgage Association (“FNMA”). Revocation of dividends resulted in the value of these securities falling more than 95% and requiring the OTTI. The “Subsequent credit impairments” of $16 thousand in the above table represents 2009 additional impairment on the FNMA and FHLMC preferred stock that was impaired in 2008. We also recognized an impairment charge through the Statement of Operations of $300 thousand on our investments in GMAC. GMAC’s ownership of a mortgage company that was involved in subprime mortgages resulted in a 10% credit impairment in 2008.

At December 31, 2008, investments in an unrealized loss position that were temporarily impaired were:

	December 31, 2008
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$20,000	$—	$930	$70	$20,930	$70
Agency Mortgage-backed securities	3,719	16	572	6	4,291	22
Non agency CMO securities	1,930	64	4,269	413	6,199	477
Agency CMO securities	2,676	6	213	1	2,889	7
States and political subdivisions	14,643	888	—	—	14,643	888
Pooled trust preferred securities	736	197	2,846	15,296	3,582	15,493
Corporate securities	2,960	537	3,997	3,308	6,957	3,845

	$46,664	$1,708	$12,827	$19,094	$59,491	$20,802

For the years ended December 31, 2009, 2008 and 2007, proceeds from sales of securities available for sale amounted to $924 thousand, $5.6 million, and $4.1 million, respectively. Net realized gains amounted to $66 thousand, $44 thousand, and $14 thousand in 2009, 2008 and 2007, respectively. The book value of securities pledged to secure public deposits and for other purposes amounted to $61.7 million and $15.2 million at December 31, 2009 and 2008, respectively.

Our investment in FHLB stock totaled $7.5 million at December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, we do not consider this investment to be other-than-temporarily impaired at December 31, 2009, and no impairment has been recognized. The FHLB did repurchase at par the excess stock that we held in 2009. FHLB stock is shown in restricted securities on the balance sheet and is not part of the AFS securities portfolio.

Notes to Consolidated Financial Statements—(Continued)

Note 4. Loans

The following is a comparison of loans by type that were outstanding at December 31, 2009 and 2008.

	2009	2008
	(in thousands)
Real estate - construction	$87,782	$102,837
Real estate - mortgage	400,846	372,067
Commercial real estate	234,676	221,769
Commercial, industrial and agricultural loans	82,563	69,024
Loans to individuals for household, family and other consumer expenditures	42,416	47,226
All other loans	4,786	6,354

Total gross loans	853,069	819,277
Less unearned income	(6)	(11)
Less allowance for loan losses	(12,155)	(10,542)

Total net loans	$840,908	$808,724

We have a concentration in acquisition and development loans for the acquisition and development of real estate and improvements to real estate, representing approximately 10.3% of our total loans outstanding at December 31, 2009. In addition to the percent of total loans, we look at the percent of capital in determining the concentration definition.

Note 5. Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$10,542	$7,888	$7,051
Reserve on acquired loans	—	488	—
Provision charged against income	4,200	4,025	1,238
Recoveries of loans charged off	407	554	460
Loans charged off	(2,994)	(2,413)	(861)

Balance at end of year	$12,155	$10,542	$7,888

The following is a summary of information pertaining to impaired loans

	December 31
	2009	2008	2007
	(in thousands)
Impaired loans for which no valuation allowance has been provided	$9,491	$9,264	$1,442
Impaired loans with a valuation allowance	19,880	14,977	4,365

Allowance related to impaired loans	$5,768	$2,881	$1,054

Average balance of impaired loans	$21,794	$8,564	$3,810

Interest income recognized and collected on impaired loans	$699	$583	$270

Notes to Consolidated Financial Statements—(Continued)

No additional funds are committed to be advanced in connection with impaired loans. If interest on nonaccrual loans had been accrued such income would have approximated $893 thousand and $570 thousand, for the years ended December 31, 2009 and 2008, respectively. Loans past due 90 days or greater and still accruing interest amounted to $3 million, $2.5 million and $358 thousand at December 31, 2009, 2008 and 2007, respectively.

Note 6. Related Party Transactions

Loans to directors and executive officers totaled $10.2 million and $11.3 million at December 31, 2009 and 2008, respectively. New advances to directors and officers totaled $6.3 million and repayments totaled $7.4 million in the year ended December 31, 2009. Deposits of directors and executive officers totaled $3.9 million and $3.2 million at December 31, 2009 and 2008, respectively.

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

	2009	2008
	(in thousands)
Land and improvements	$5,171	$4,480
Buildings and leasehold improvements	18,364	18,344
Furniture, fixtures and equipment	15,340	14,431
Construction in progress	1,252	1,354

	40,127	38,609
Less accumulated depreciation	20,092	17,803

Net balance	$20,035	$20,806

For 2009, depreciation and amortization of premises and equipment was $2.3 million. Depreciation and amortization expense amounted to $2.2 million for 2008 and $2.0 million for 2007.

Total rent expense was $484 thousand, $441 thousand and $285 thousand for 2009, 2008, and 2007, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancelable lease agreements:

(in thousands)
2010	$462
2011	419
2012	342
2013	312
2014	100

Total	$1,635

Note 8. Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $168.8 million and $180.4 million at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009, the scheduled maturities of certificates of deposit were as follows:

(in thousands)
2010	$228,738
2011	50,341
2012	49,114
2013	18,806
2014	19,821
2015	111

Total	$366,931

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $348 thousand and $341 thousand, respectively.

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008.

	2009	2008
	(in thousands)
Deferred Tax Assets:
Allowance for loan losses	$4,254	$3,690
Impairment on securities	2,879	1,726
Interest on nonaccruals	313	200
Accrued benefit cost	811	1,778
Net unrealized loss on available for sale securities	—	6,369
Depreciation and amortization	24	—
Home equity line closing cost	126	90
Other	28	0

	8,435	13,853

Deferred Tax Liabilities:
FHLB dividend	8	8
Depreciation and amortization	—	18
Goodwill and other intangible assets	1,097	790
Net unrealized loss on available for sale securities	401	—
Other	—	107

	1,506	923

Net deferred tax asset	$6,929	$12,930

Notes to Consolidated Financial Statements—(Continued)

Income tax expense charged to operations for the years ended December 31, 2009, 2008 and 2007, consists of the following:

	2009	2008	2007
	(in thousands)
Currently Payable	$(4,120)	$2,602	$3,922
Deferred tax benefit	(1,736)	(2,096)	(439)

	$(5,856)	$506	$3,483

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007, due to the following.

	2009	2008	2007
	(in thousands)
Expected tax expense (benefit) at statutory rate (34%)	$(4,984)	$1,216	$3,400
Expected tax expense ( benefit) at statutory rate (35%)	—	—	783
Increase (decrease) in taxes resulting from:
Tax exempt interest	(738)	(705)	(573)
Other	(134)	(5)	(127)

	$(5,856)	$506	$3,483

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

Information about the plan follows:

	2009	2008	2007
	(in thousands)
Change in Benefit Obligation
Obligations at beginning of year	$12,828	$13,994	$13,136
Service cost	662	1,146	1,491
Interest cost	762	961	784
Actuarial (gain) loss	(420)	(909)	(1,188)
Decrease in obligation due to curtailment	—	(2,147)
Benefits paid	(721)	(217)	(229)

Benefit obligation, end of year	$13,111	$12,828	$13,994

Notes to Consolidated Financial Statements—(Continued)

Change in Plan Assets
Fair value of plan assets, beginning	$9,076	$13,062	$10,256
Actual return on plan assets	2,701	(4,411)	1,410
Employer contributions	940	642	1,625
Benefits paid	(721)	(217)	(229)

Fair value of plan assets, end of year	$11,996	$9,076	$13,062

Funded Status at the End of the Year	$(1,115)	$(3,751)	$(932)

Amounts Recognized in the Balance Sheet
Other liabilities, accrued pension	$(1,115)	$(3,751)	$(932)

Amounts Recognized in Accumulated Other Comprehensive (Income)/Loss
Net loss	$2,244	$4,802	$785
Prior service cost	95	117	144
Deferred income tax benefit	(811)	(1,722)	(327)
Net obligation at transition	—	—	3

Amount recognized	$1,528	$3,197	$605

Components of Net Periodic Benefit Cost
Service cost	$662	$916	$1,491
Interest cost	762	769	784
Expected return on plan assets	(716)	(1,068)	(755)
Amortization of prior service cost	22	22	22
Amortization of net obligation at transition	—	3	4
Recognized net gain due to curtailment	—	(1,328)	—
Recognized net actuarial gain	211	—	79

Net periodic benefit cost	$941	$(686)	$1,625

Adjustment to Retained Earnings due to Change in Measurement Date
Service cost	$—	$229	$—
Interest cost	—	192	—
Expected return on plan assets	—	(266)	—
Amortization of prior service cost	—	5	—
Deferred income tax	—	(55)	—

Net periodic benefit cost	$—	$105	$—

Notes to Consolidated Financial Statements—(Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net (gain) / loss	$(2,614)	$4,018	$(1,923)
Amortization of prior service cost	(22)	(27)	(22)
Amortization of net obligation at transition	—	(3)	(4)

Total recognized in Other Comprehensive Income	$(2,636)	$3,988	$(1,949)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(1,695)	$3,302	$(324)

Weighted-Average Assumptions for Benefit Obligation. End of Year
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	5.00%
Weighted-Average Assumptions for Net Periodic Benefit Cost
Discount rate	6.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%
Accumulated Benefit Obligation	$11,034	$10,419	$8,750

Long Term Rate of Return

In consultation with their investment advisors and actuary, our plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was decreased from 6.25% in 2008 to 6.00% in 2009.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). Our estimate of contributions to the plan for 2010 is $780 thousand.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Prices in Active Makets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and due from broker	$11	$11	$—	$—
Short-term mututal funds (1)	53	53	—	—
Equity mutual funds (2)	9,299	9,299	—	—
Fixed income mutual funds (3)	2,633	2,633	—	—

Total	$11,996	$11,996	$—	$—

(1)	This category comprises cash and short-term cash equivalent funds. The funds are valued at cost which approximates fair value.
(2)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(3)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Plan Assets
	2009	2008
Asset Category:
Cash and equivalents	0%	4%
Mutual funds - fixed income	22%	18%
Mutual funds - equity	78%	78%

Total	100%	100%

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

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments

The following benefit payments reflecting the appropriate expected future service are expected to be paid:

Pension Benefits
(in thousands)
2010	$244
2011	273
2012	369
2013	417
2014	545
2015-2019	4,201

401(k) Plan

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the Plan are made in accordance with proposals set forth and approved by the Board of Directors. Employees may elect to contribute to the Plan an amount not to exceed 20% of their salary. The Company provides a matching contribution of 75% of the first 6% of the employee’s contribution. At the option of the Compensation Committee, the Company may make an additional contribution after the end of each year to employees not grandfathered in the pension plan in an amount up to 3% of the employee’s salary. Contributions to this Plan by the Company of $629 thousand, $642 thousand and $253 thousand were included in expenses for the years ended December 31, 2009, 2008, and 2007, respectively. We estimate that our contribution to the Plan in 2010 will increase to approximately $642 thousand. There is no Company common stock included in the 401 (k) Plan assets.

Note 11. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on income available to common shareholders. There were 276,967 shares excluded from the 2009 calculations, 304,112 shares from the 2008 calculations and 237,137 shares from the 2007 calculations because their effects were anti-dilutive.

	Years Ended December 31
	2009		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	5,920,024	$(1.73)	5,888,655	$0.52	6,034,741	$1.45
Effect of dilutive securities, stock options	—	—	919	—	5,069	—
nonvested shares	—	—	—	—	539	—

	—	—	919	—	5,608	—

Diluted earnings (loss) per share	5,920,024	$(1.73)	5,889,574	$0.52	6,039,810	$1.45

Notes to Consolidated Financial Statements—(Continued)

Note 12. Stock Compensation Plans

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan to provide a means for selected key employees and directors of the Company and its subsidiaries to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the Plan, options to purchase up to 400,000 shares of Company common stock may be granted. No options may be granted under the Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan while still authorizing the issuance of up to 400,000 shares of common stock. There are 40,088 shares still available under that Plan. On April 19, 2007, the shareholders approved the 2007 Equity Compensation Plan under which options or restricted stock for up to 400,000 shares of common stock may be granted. There are 400,000 shares still available under that Plan.

Stock compensation accounting guidance requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Stock option guidance also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

For the years ended December 31, 2009, 2008 and 2007, stock option compensation expense of $216 thousand, $248 thousand and $250 thousand were included in salary and benefit expense and are identified as part of stock compensation expense in both the Statements of Consolidated Cash Flows and the Consolidated Statements of Changes in Shareholders’ Equity. No tax benefits were recognized in 2009, 2008 and 2007 on the qualified stock options.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each stock grant award. The weighted average estimated fair value of stock options granted in the years ended December 31, 2008, and 2007 was $3.62 and $5.95, respectively. There were no stock options granted in 2009. Fair value is estimated using the Black-Scholes option-pricing model with the assumptions indicated below for 2008 and 2007.

	2008	2007
Dividend rate:	2.82%	2.82%
Price Volatility:	33.25%	32.89%
Risk-free interest rate:	3.56%	4.56%
Expected life:	7 Years	7 Years

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

Notes to Consolidated Financial Statements—(Continued)

Stock option plan activity for the year ended December 31, 2009 is summarized below:

	Shares	2009 Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at the beginning of the year	304,312	$20.87
Granted	—	—
Exercised	—	—
Forfeited	(27,345)	—

Outstanding at December 31, 2009	276,967	19.45	6.24	$—

Options exercisable at December 31, 2009	136,842	21.31	4.39	$—

As of December 31, 2009, there was $277 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite service period. There were no stock options exercised in 2009 and 2008. Because the exercise price of all outstanding options far exceeds the current market price, there is no intrinsic value in any of our options.

The table below summarizes information concerning stock options outstanding at December 31, 2009.

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$16.10	21,180	2.25 years	$16.10	21,180
28.60	27,525	3.875 years	28.60	27,525
19.92	38,325	4.50 years	19.92	38,325
20.57	49,812	5.50 years	20.57	49,812
21.16	52,875	6.75 years	—	—
19.25	40,250	7.75 years	—	—
12.36	47,000	8.75 years	—	—

$19.45	276,967	6.24 years	$21.31	136,842

A summary of the status of our nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2009	13,500	$17.25
Granted	18,000	8.31
Vested	1,300	17.25
Forfeited	1,800	17.25

Nonvested as of December 31, 2009	28,400	13.47

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, there was $84 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our restricted stock plan. That cost is expected to be recognized over a remaining weighted-average period of four years. The total fair value of shares vested during 2009 was $9 thousand.

As of December 31, 2009, there was $39 thousand of unrecognized compensation cost related to the 2007 time-vested awards. Half of the 2007 restricted share award was performance-based and would vest on June 30, 2010 if, and only if, very aggressive targets were achieved. Because those targets were not met, the remaining 6,500 performance-based shares were forfeited in January 2010 and will be reflected as such in the 2010 Form 10-K. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $17.25 per share for the 2007 award and $8.31 per share for 18,000 shares of restricted stock awarded in 2009. Half of the 2009 restricted shares vest ratably over a five year period, while the other half could vest on June 30, 2012 based on achievement of 2011 performance targets. The 2009 performance share award is being expensed based on an assumption that one third of those shares will vest. At December 31, 2009, there was $45 thousand of unrecognized compensation cost related to the 2009 grant.

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

Of the acquired intangible assets, $20 thousand was assigned to core deposit intangibles to be amortized over a period of 28.5 months. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $215 thousand and $503 thousand at December 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for core deposit intangibles for the next 9 months is $24 thousand per month.

In addition, $1.6 million was assigned as a discount on the certificates of deposit assumed, while $438 thousand was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were 1.05 years and 7.0 years, respectively. The unamortized balance of the CD discount was $0 and $389 thousand at December 31, 2009 and 2008, respectively. The

Notes to Consolidated Financial Statements—(Continued)

unamortized balance of the loan premium was $329 thousand and $391 thousand at December 31, 2009 and 2008, respectively. The estimated aggregate loan premium amortization on a monthly basis for the remaining 64 month amortization period is $5 thousand.

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

Note 15. Restrictions on Transfers to Parent

Transfers of funds from banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2009, there was no retained net income, which was free of restriction.

Note 16. Borrowings

Federal Home Loan Bank Advances and Available Lines of Credit

At December 31, 2009, our Federal Home Loan Bank (FHLB) debt consisted of advances of $123.2 million, $117.5 million of which is callable - $108.5 million in 2010, $9 million in 2011. Maturity information by year for more than 5 years is shown in the table below. There are two advances totaling $714 thousand at December 31, 2009 which are payable semi-annually and mature in 2010. Advances mature through 2018. At December 31, 2009, the interest rates ranged from 2.44% to 5.92% with a weighted average interest rate of 4.28%. Advances on the line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans and on home equity loans. At December 31, 2009, immediate available credit amounted to $69.2 million with existing collateral pledged of $152.9 million subject to the pledge of additional collateral.

Aggregate annual maturities of FHLB advances (based on final maturity dates) are as follows:

2010	$5,714
2011	10,000
2012	—
2013	—
2014	—
Thereafter	107,500

Total	$123,214

We have unused lines of credit totaling $17.7 million with nonaffiliated banks as of December 31, 2009.

Trust Preferred Securities

On September 5, 2003, EVB Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a 3 month LIBOR indexed floating rate of interest. The interest rate at December 31, 2009 was 3.20%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust is $10.31 million of our junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

Notes to Consolidated Financial Statements—(Continued)

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amounts
	2009	2008
	(in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$118,070	$125,366
Standby letters of credit	5,102	6,338

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

Notes to Consolidated Financial Statements—(Continued)

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

We maintain cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2009 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $6.4 million.

Note 19. Fair Value of Assets and Liabilities

The company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value of a reasonable point within the range this is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, we group financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

•

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities in active markets at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Notes to Consolidated Financial Statements—(Continued)

•

Level 2 – Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•

Level 3 –Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We obtain a single quote for all securities. Quotes for most securities are provided by our securities accounting and safekeeping correspondent bank which uses Reuters for securities other than municipals for which they use a pricing matrix. The correspondent also uses securities trader quotations for a small number of securities. Securities pricing for a single pooled trust preferred senior security is provided through another correspondent by Moodys Analytics. We do not adjust any quotes or prices provided by these third party sources. We perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008. Securities identified in Note 3 as restricted securities including stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”) are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

		Fair Value Measurements at December 31, 2009 Using
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Available-for-sale securities	$169,442	$—	$169,442	$—

Notes to Consolidated Financial Statements—(Continued)

		Fair Value Measurements at December 31, 2008 Using
(in thousands) Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Available-for-sale securities	$152,645	$—	$152,645	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe the fair value component in our valuation of OREO follows the provisions of accounting standards.

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize our financial assets that were measured at fair value on a nonrecurring basis during the periods.

		Fair Value Measurements at December 31, 2009 Using
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,112	$—	$8,686	$5,426
Other real estate owned	4,136	—	—	4,136

		Fair Value Measurements at December 31, 2008 Using
(in thousands) Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Impaired loans	$12,096	$—	$7,538	$4,558

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments and Interest-Bearing Deposits in Banks

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

Where quoted prices are available in an active market, we classify the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, we estimate fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in level 3.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with the securitization transaction, adjusted for differences in loan characteristics. Fair values for other loans (for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Notes to Consolidated Financial Statements—(Continued)

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a scheduled of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings

Current market rates for debt with similar terms and remaining maturities are used to estimate fair value for existing debt. Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market. If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments

Fair value for off balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

At December 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

Notes to Consolidated Financial Statements—(Continued)

The estimated fair value and related carrying amounts of the Company’s financial instruments follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$13,117	$13,117	$13,081	$13,081
Interest-bearing deposits in other banks	15,571	15,571	133	133
Securities - available for sale	169,442	169,442	152,645	152,645
Loans, net	840,908	866,579	808,724	835,595
Accrued interest receivable	3,886	3,886	4,050	4,050
Financial liabilities:
Noninterest-bearing deposits	$89,529	$89,529	$90,090	$90,090
Interest-bearing deposits	763,333	755,391	723,443	713,498
Short-term borrowings	24,154	24,154	3,593	3,593
Federal Home Loan Bank advances	123,214	134,143	134,643	139,400
Trust preferred debt	10,310	10,310	10,310	10,868
Accrued interest payable	1,739	1,739	2,512	2,512

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

Quantitative measures established by regulation to ensure capital adequacy require us and EVB to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2009 and 2008, that we and EVB meet all capital adequacy requirements to which we are subject.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, based on regulatory guidelines, we believe that EVB is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, EVB must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

Our Company’s and the bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital to risk weighted assets
Consolidated	$104,154	12.29%	$67,797	8.00%	NA	NA
EVB	98,231	11.59%	67,791	8.00%	$84,739	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$98,269	11.60%	$33,898	4.00%	NA	NA
EVB	81,855	9.66%	33,896	4.00%	$50,844	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$98,269	9.08%	$43,312	4.00%	NA	NA
EVB	81,855	7.57%	43,242	4.00%	$54,052	5.00%

	(dollars in thousands)
As of December 31, 2008
Total capital to risk weighted assets
Consolidated	$95,229	11.56%	$65,909	8.00%	NA	NA
EVB	91,688	11.16%	65,750	8.00%	$82,187	10.00%
Tier 1 capital to risk weighted assets
Consolidated	$86,586	10.51%	$32,954	4.00%	NA	NA
EVB	71,953	8.75%	32,875	4.00%	$49,312	6.00%
Tier 1 capital to average adjusted assets
Consolidated	$86,586	8.62%	$32,954	4.00%	NA	NA
EVB	71,953	7.17%	40,144	4.00%	$50,181	5.00%

Note 21. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U. S. Department of the Treasury under the Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement the Company sold 24,000 shares of its Series A Fixed Rate Cumulative Preferred Stock to the Treasury for an aggregate purchase price of $24 million. This preferred stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9.0% starting at the beginning of the sixth year. As part of its purchase of the preferred stock, Treasury also was issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant terminates at the expiration of ten years. Under the agreement with the Treasury, the Company is subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent.

Accounting for the issuance of preferred stock included entries to the equity portion of our balance sheet to recognize preferred stock at the full amount of the issuance, the warrant and discount on preferred stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At time of issuance that discount rate was determined to be 12%. The fair value of the warrants of $950 thousand was calculated using the Black Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the preferred stock using a 12% discount rate was $14.4 million. The preferred stock discount determined by the allocation of discount to the warrants is being accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the preferred stock discount and the warrant is provided in the table below:

Notes to Consolidated Financial Statements—(Continued)

2009
Warrants value
Preferred	$24,000,000
Price	9.63
Warrants - shares	373,832
Value per warrant	2.54

Fair value of warrants	$949,533
NPV of preferred stock
@ 12% discount rate

	(dollars in thousands)
	Fair Value	Relative Value %	Relative Value
$24 million 1/09/2009
NPV of Preferred 12% discount rate	$14,446	93.8%	$22,519
Fair value of warrants	950	6.2%	1,481

	$15,396	100.0%	$24,000

Note 22. Subsequent Events

The Company evaluated subsequent events that have occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Notes to Consolidated Financial Statements—(Continued)

Note 23. Condensed Financial Information - Parent Company Only

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2009 and 2008

	(dollars in thousands)
	2009	2008
Assets:
Cash on deposit with subsidiary banks	$3,381	$682
Subordinated debt in subsidiaries	13,000	13,000
Investment in subsidiaries	99,093	75,428
Deferred income taxes	811	1,278
Other assets	401	1,777

Total assets	$116,686	$92,165

Liabilities:
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	1,115	3,751
Other liabilities	63	75

Total liabilities	11,488	14,136

Shareholders’ Equity:
Preferred stock	24,000	$—
Common stock	11,877	11,798
Surplus	18,965	18,456
Retained earnings	50,850	62,804
Warrants	1,481	—
Discount on preferred stock	(1,192)	—
Accumulated other comprehensive (loss), net	(783)	(15,029)

Total shareholders’ equity	105,198	78,029

Total liabilities and shareholders’ equity	$116,686	$92,165

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	(dollars in thousands)
	2009	2008	2007
Income:
Dividends from subsidiaries	$—	$—	$4,000
Interest from subsidiaries	106	279	669
Interest from subordinated debt	1,376	432	140
Actuarial gain - pension curtailment	—	1,328	—

	1,482	2,039	4,809

Expenses:
Interest on trust preferred debt	395	628	849
Consultant fees	129	—	1
Legal services	336	66	13
Shareholder services	241	170	1
Marketing and advertisement	79	—	134
Investment banker fees	54	30	40
Directors fees	55	60	45
Miscellaneous	30	20	17

	1,319	974	1,100

Net income before undistributed earnings of subsidiaries	163	1,065	3,709
Undistributed earnings (loss) of subsidiaries	(8,912)	2,368	4,958
Income tax expense ( benefit)	55	362	(87)

Net income (loss)	$(8,804)	$3,071	$8,754

EASTERN VIRGINIA BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	(dollars in thousands)
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(8,804)	$3,071	$8,754
Adjustments to reconcile net income to cash provided by ( used in) operating activities:
Undistributed (earnings) loss of subsidiaries	8,912	(2,368)	(4,958)
Stock-based compensation	248	277	250
Decrease (increase) in other assets	876	(13,695)	396
Increase (decrease) in other liabilities	(12)	1,583	(64)

Net cash provided by (used in) operating activities	1,220	(11,132)	4,378

Cash Flows from Investing Activities
Subordinated debt to subsidiary banks	—	(11,000)	—

Net cash (used in) investing activities	—	(11,000)	—

Cash Flows from Financing Activities
Capital transferred to subsidiaries	(20,000)	—	—
Dividends paid	(2,858)	(3,778)	(3,869)
Exercise of stock options	—	—	38
Director stock grant	54	104	143
Issuance of preferred stock	24,000	—	—
Issuance of common stock under dividend reinvestment plan, net of repurchases	283	434	413
Repurchases and retirement of stock	—	(1,237)	(3,610)

Net cash provided by (used in) financing activities	1,479	(4,477)	(6,885)

Increase (decrease) in cash and cash equivalents	2,699	(26,609)	(2,507)
Cash and Cash Equivalents, beginning of year	682	27,291	29,798

Cash and Cash Equivalents, end of year	$3,381	$682	$27,291