Form 10-Q
period 2010-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2010-05-13
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of May 12, 2010 was 5,967,493.

EASTERN VIRGINIA BANKSHARES, INC.

FORM 10-Q

For the Period Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Assets:
Cash and due from banks	$13,232	$13,117
Interest bearing deposits with banks	18,719	15,571
Federal funds sold	918	—
Securities available for sale, at fair value	138,253	169,442
Restricted securities, at cost	8,941	8,941
Loans, net of unearned income	859,102	853,063
Allowance for loan losses	(13,462)	(12,155)

Total loans, net	845,640	840,908
Deferred income taxes	6,597	6,929
Bank premises and equipment, net	19,721	20,035
Accrued interest receivable	3,698	3,886
Other real estate owned	3,738	4,136
Goodwill	15,970	15,970
Other assets	26,228	27,348

Total assets	$1,101,655	$1,126,283

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$97,219	$89,529
Interest-bearing deposits	757,940	763,333

Total deposits	855,159	852,862
Federal funds purchased and Repurchase agreements	2,228	24,154
Federal Home Loan Bank advances	118,214	123,214
Trust preferred debt	10,310	10,310
Accrued interest payable	1,629	1,739
Other liabilities	7,457	8,806

Total liabilities	994,997	1,021,085

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred,	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 5,967,493 and 5,966,662 including 21,900 and 28,400 nonvested shares, respectively	11,891	11,877
Surplus	19,058	18,965
Retained earnings	51,514	50,850
Warrant	1,481	1,481
Discount on preferred stock	(1,120)	(1,192)
Accumulated other comprehensive (loss), net	(166)	(783)

Total shareholders’ equity	106,658	105,198

Total liabilities and shareholders’ equity	$1,101,655	$1,126,283

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Loans and fees on loans	$12,199	$12,215
Interest on investments:
Taxable interest income	973	1,278
Tax exempt interest income	444	418
Dividends	5	—
Interest on deposits with banks	39	—
Interest on federal funds sold	—	22

Total interest and dividend income	13,660	13,933

Interest Expense
Deposits	3,244	4,894
Federal funds purchased and repurchase agreements	19	1
Interest on FHLB advances	1,306	1,353
Interest on trust preferred debt	81	121

Total interest expense	4,650	6,369

Net interest income	9,010	7,564
Provision for Loan Losses	1,850	900

Net interest income after provision for loan losses	7,160	6,664

Noninterest Income
Service charges and fees on deposit accounts	862	934
Debit/credit card fees	295	269
Gain on sale of available for sale securities, net	13	8
Other-than-temporary impairment losses on securities. ( no additional amounts were recognized in other comprehensive income.)	—	(16)
Gain on sale of other real estate owned	31	18
Gain on bank owned life insurance	604	—
Other operating income	319	344

Total noninterest income	2,124	1,557

Noninterest Expenses
Salaries and benefits	3,990	3,996
Occupancy and equipment expense	1,278	1,192
Telephone	274	290
FDIC expense	468	300
Data processing expense	230	193
Legal and professional expense	315	254
Marketing and advertising	192	177
Lending expenses	430	248
Other operating expenses	708	729

Total noninterest expenses	7,885	7,379

Income before income taxes	1,399	842
Income Tax Expense	65	119

Net income	$1,334	$723
Effective dividend on preferred stock	373	342

Net income available to common shareholders	$961	$381

Earnings per common share: basic	$0.16	$0.06
diluted	$0.16	$0.06

Dividends per share, common	$0.05	$0.16

See Notes to Consolidated Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2010	2009
Cash Flows from Operating Activities
Net income	$1,334	$723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	553	568
Investment amortization / (accretion), net	61	21
Provision for loan losses	1,850	900
(Gain) realized on available for sale securities’ transactions, net	(13)	(8)
Impairment charge on securities	—	16
(Gain) on sale of other real estate owned	(31)	(18)
(Gain) loss on LLC investment	14	(17)
Stock based compensation	55	68
Change in assets and liabilities:
Decrease in other assets	1,289	122
(Decrease) in other liabilities	(1,455)	(958)

Net cash provided by operating activities	3,657	1,417

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	21,799	—
Proceeds from maturities, calls, and paydowns of securities	32,831	29,982
Purchase of debt securities	(22,540)	(36,194)
Purchase of restricted stock, net	—	293
Net increase in loans	(7,101)	(10,972)
Proceeds from sale of other real estate owned	991	460
Improvements to other real estate owned	(43)	—
Purchases of bank premises and equipment	(239)	(198)

Net cash provided by (used in) investing activities	25,698	(16,629)

Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing and interest bearing demand deposits and savings accounts	5,910	37,145
Net increase (decrease) in certificates of deposit	(3,613)	1,972
Issuance of common stock under dividend reinvestment plan	53	120
Issuance of preferred stock to U. S. Treasury	—	24,000
Dividends declared - common and preferred stock	(598)	(1,066)
Decrease in federal funds purchased and repurchase agreements	(21,926)	(3,059)
Decrease in FHLB advances	(5,000)	(10,000)

Net cash provided by (used in) financing activities	(25,174)	49,112

Increase in cash and cash equivalents	4,181	33,900
Cash and cash equivalents	28,688	13,214

Beginning of period
End of period	32,869	$47,114

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest on deposits and other borrowings	$4,760	$6,437
Income taxes	$—	$130
Unrealized gain/(loss) on securities available for sale	$978	$(3,455)
Loans transferred to other real estate owned	$519	$843

See Notes to Consolidated Financial Statements

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Quarters Ended March 31, 2010 and 2009

(dollars in thousands)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (loss)	Total
Balance, December 31, 2008	$11,798	$—	$18,456	$62,804	$(15,029)		$78,029
Comprehensive income:
Net income for the three months ended, March 31, 2009				723		723	723
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $1.201 million)						(2,254)
Reclassification adjustment (net of tax, 3)						(5)

Other comprehensive income					(2,259)	(2,259)	(2,259)

Total comprehensive income						(1,536)

Issuance of Preferred Stock to U.S. Treasury		24,000					24,000
Cash dividends declared common and preferred				(1,066)			(1,066)
Preferred Stock Discount							—
Stock-based compensation		72		(72)			—
Issuance of common stock under dividend reinvestment plan	24	—	165	—	—		189

Balance, March 31, 2009	$11,822	$24,072	$18,621	$62,389	$(17,288)		$99,616

Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198
Comprehensive income:
Net income for the three months ended, March 31, 2010				1,334		1,334	1,334
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $353 thousand)						625
Reclassification adjustment (net of tax, 5)						(8)

Other comprehensive income					617	617	617

Total comprehensive income						1,951

Cash dividends declared common and preferred				(598)			(598)
Preferred Stock Discount		72		(72)			—
Issuance of common stock under dividend reinvestment plan	14	—	93	—	—		107

Balance, March 31, 2010	$11,891	$24,361	$19,058	$51,514	$(166)		$106,658

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The accompanying unaudited consolidated financial statements, prepared in accordance with instructions for Form 10-Q, do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) at March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

Eastern Virginia Bankshares, Inc., based in Tappahannock, VA is the parent company of EVB. EVB operates 25 retail branches in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King William, Lancaster, Middlesex, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Subsidiaries of EVB include EVB Investments, EVB Mortgage and EVB Title. The bank also has a 100% interest in Dunston Hall LLC which was formed to hold the title to real estate acquired by EVB upon foreclosure of secured real estate secured loans. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

We were organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became our wholly owned subsidiaries. We opened our third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, Virginia. On April 24, 2006, we completed the conversion to a one-bank holding company by merging the three banking subsidiaries, and the new bank began operating under the name “EVB”. All significant inter-company transactions and accounts have been eliminated in consolidation.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2. Our amortized cost and estimated fair values of securities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$27,534	$90	$15	$27,609
Agency Mortgage-backed securities	27,250	986	4	28,232
Agency CMO securities	27,542	647	56	28,133
Non Agency CMO securities	4,612	33	34	4,611
State and political subdivisions	44,426	828	363	44,891
Pooled trust preferred securities	630	53	—	683
FNMA and FHLMC preferred stock	77	82	—	159
Corporate securities	4,086	68	219	3,935

Total	$136,157	$2,787	$691	$138,253

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

There are no securities classified as “Held to Maturity” or “Trading” and we do not hold any commercial mortgage backed securities.

We do not hold any commercial mortgage-backed securities. Our mortgage-backed securities are all agency backed and AAA rated with no subprime issues. Our pooled trust preferred securities include one senior issue of Preferred Terms Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. That security is valued at March 31, 2010 at $53 thousand greater than the amortized cost after impairment. We also have an investment in Preferred Term Securities XXIII mezzanine tranche which was impaired to a cost basis of $77 thousand at September 30, 2009 and which retains that value at March 31, 2010.

The following is a comparison of amortized cost and estimated fair values of our securities by contractual maturity at March 31, 2010. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,386	$40,456
Due after one year through five years	60,071	61,772
Due after five years through ten years	19,471	19,732
Due after ten years	16,229	16,293

Total	$136,157	$138,253

At March 31, 2010, investments in an unrealized loss position that were temporarily impaired were as follows:

	March 31, 2010
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U.S. Government agencies	$22,021	$14	$298	$1	$22,319	$15
Agency Mortgage-backed securities	17	—	890	4	907	4
Agency CMO securities	7,075	56	—	—	7,075	56
Non agency CMO securities	—	—	703	34	703	34
State and political subdivisions	5,596	81	2,233	282	7,829	363
Corporate securities	—	—	2,380	219	2,380	219

	$34,709	$151	$6,504	$540	$41,213	$691

At December 31, 2009 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2009
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U. S. Government agencies	$26,966	$51	$—	$—	$26,966	$51
Agency Mortgage-backed securities	898	2	217	2	1,115	4
Agency CMO securities	13,174	215	—	—	13,174	215
Non agency CMO securities	—	—	760	40	760	40
State and political subdivisions	6,440	127	4,511	514	10,951	641
Corporate securities	860	140	5,914	1,408	6,774	1,548

	$48,338	$535	$11,402	$1,964	$59,740	$2,499

Bonds with unrealized loss positions of less than 12 months duration at March 31, 2010 included 2 federal agencies, 4 CMO securities and 11 municipal bonds. Securities with unrealized losses of 12 months or greater duration included 1 federal agency, 4 mortgage-backed securities, 3 municipal bonds, 2 CMO securities and 3 corporate bonds. The unrealized loss positions at March 31, 2010 were primarily related to the widened market spreads for mortgage backed and corporate securities. All of our securities with unrealized losses are income producing and do not exhibit credit stress that would lead to other-than-temporary impairment.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The tables that follow provide detail information as of both March 31, 2010 and December 31, 2009 on the corporate bond holdings that have been in a temporarily impaired position for 12 months or greater. These are all senior securities with no subordination.

March 31, 2010 (Dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating
HSBC CPI Floating CPI + 255 basis points	$599	$535	$(64)	2013	8.18%	A3/A
Bear Stearns/J P Morgan Floating CPI + 145 bp	1,000	985	(15)	2014	4.49%	Aa3/A+
Pacific Life Global FNDG Floating CPI +218 bp	1,000	860	(140)	2016	7.89%	A1/AA-

Total	$2,599	$2,380	$(219)

December 31, 2009 (Dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating
HSBC CPI Floating CPI + 255 basis points	$599	$532	$(67)	2013	5.21%	A3/A
SLM Corp Floating 1 Month CPI + 212.5 bp	1,000	769	(231)	2013	7.49%	Ba1/BBB-
SLM Corp Floating 1 Month CPI + 200 bp	1,000	712	(288)	2014	8.72%	Ba1/BBB-
SLM Corp Floating 1 Month CPI + 162 bp	1,000	709	(291)	2014	8.54%	Ba1/BBB-
Bear Stearns/J P Morgan Floating CPI + 145 bp	1,000	987	(13)	2014	1.59%	Aa3/A+
Pacific Life Global FNDG Floating CPI +218 bp	1,000	860	(140)	2016	3.44%	A1/AA-
GMAC 6.25% Fixed Rate	500	411	(89)	2013	12.62%	CCC
GMAC 6.15% Fixed Rate	1,500	1,091	(409)	2016	12.61%	CCC
GMAC 6.875% Fixed Rate	723	703	(20)	2018	12.57%	CCC

	$8,322	$6,774	$(1,548)

Other-Than-Temporarily Impaired Debt Securities

We review for other-than-temporary-impairment (“OTTI”) of debt securities classified as available for sale in accordance with Accounting Standards Codification 320-10-65. As required by this ASC topic, we assess whether we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period losses. For debt securities that are considered other-than-temporarily impaired, we separate the amount of impairment into the loss that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and the difference between the security’s amortized cost basis and the present value of its expected cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and present value of future expected cash flows is due to factors that are not credit related, and therefore, is not required to be recognized as losses in the income statement but is recognized in other comprehensive income. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the period. There were no securities considered to cause an increase in OTTI in the first three months of either 2010 or 2009. Changes in the credit loss component of credit -impaired debt securities were:

(Dollars in thousands)	Period Ended March 31, 2010
Balance, beginning of period	$18,919
Adjustment for debt securities that were totally written off in 2009	(15,626)
Adjustment for 2009 impairment prior to April 1	(17)

Balance, beginning of period as restated	3,276
Additions
Initial credit impairments	—
Subsequent credit impairments	—

Balance end of period	$3,276

3. Our loan portfolio was composed of the following at the dates indicated:

	March 31	December 31	March 31
(Dollars in thousands)	2010	2009	2009
Commercial, industrial and agricultural loans	$76,846	$82,563	$74,942
Residential real estate mortgage loans	406,632	400,846	380,306
Real estate construction loans	91,176	87,782	99,635
Commercial real estate loans	237,941	234,676	220,972
Consumer loans	40,762	42,416	47,306
All other loans	5,751	4,786	5,943

Total loans	859,108	853,069	829,104
Less unearned income	(6)	(6)	(9)

Total loans net of unearned discount	859,102	853,063	829,095
Less allowance for loan losses	(13,462)	(12,155)	(11,142)

Net loans	$845,640	$840,908	$817,953

We had $40.1 million in non-performing assets at March 31, 2010 that included $5.2 million in loans past due 90 days or more but still accruing, $22.1 million in nonaccrual loans, $9.0 million in restructured loans and $3.7 million classified as OREO.

4. Our allowance for loan losses was as follows at the dates indicated:

(Dollars in thousands)	March 31 2010	December 31 2009	March 31 2009
Balance at beginning of year	$12,155	$10,542	$10,542
Provision charged against income	1,850	4,200	900
Recoveries of loans charged off	83	407	84
Loans charged off	(626)	(2,994)	(384)

Balance at end of period	$13,462	$12,155	$11,142

Following is a summary pertaining to impaired loans.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Dollars in thousands)	March 31, 2010	December 31, 2009
Impaired loans for which no valuation allowance has been provided	$8,159	$9,491
Impaired loans with a valuation allowance	19,746	19,880

Allowance related to impaired loans	$6,933	$5,768

Average balance of impaired loans	$28,161	$21,794

5. Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Amortizing Advances	$714	$714	$2,143
Convertible Advances	117,500	122,500	122,500

	$118,214	$123,214	$124,643

The table presented below shows the maturities and potential call dates of FHLB advances. All but $714 thousand of the FHLB borrowings are convertible advances that have a call provision.

(Dollars in thousands)	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2010	$714	3.15%	$108,500	4.36%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.32%	—
2018	9,000	2.44%	—

	$118,214	4.22%	$117,500	4.22%

6. The following table shows the weighted average number of common shares used in computing per share earnings and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to common shareholders for the three-month periods ended March 31, 2010 and 2009.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended
	March 31, 2010		March 31, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	5,957,246	$0.16	5,918,859	$0.06
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	5,957,246	$0.16	5,918,859	$0.06

At March 31, 2010 and 2009, respectively, employees had options to acquire 272,017 shares and 304,312 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

7. On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 51,538 shares still available under the 2003 Plan.

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

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of a new accounting standard in 2004 that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three-month periods ended March 31, 2010 and 2009, stock option compensation expense of $55 thousand and $68 thousand was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. Through March 31, there have been no awards issued in 2010 and none were granted in 2009.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock option plan activity for the three months ended March 31, 2010 is summarized below:

		2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at the beginning of the year	276,967	$19.45
Granted	—	—
Exercised	—	—
Forfeited	(4,950)	—

Outstanding at March 31, 2010	272,017	19.46	5.36	$—

Options exercisable at March 31, 2010	134,142	21.30	3.75	$—

As of March 31, 2010, there was $233 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 1.5 years. There were no options granted in the three-month periods ended March 31, 2010 or 2009. There were no shares exercised in the three month periods ended March 31, 2010 or 2009.

We awarded 18,000 shares of restricted stock to employees on July 1, 2009. One half of these shares are subject to time vesting at 20% per year over a five–year period. The other half of the restricted share award is performance based and will vest on June 30, 2012 if, and only if, 2011 financial achievements of the Company meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group. Performance share vesting is based on a sliding scale at various levels for performance at or above the 50th percentile of the peer group performance. We issued no restricted stock in 2008, but did grant 15,000 shares in December 2007, again with a 50/50 split between time vested and performance vested. The 7,500 performance shares from the 2007 award was forfeited in the first quarter of 2009, and 800 of the time vested shares were forfeited in 2009 when a former executive left the Company. There is a total of 3,900 shares from the 2007 award that are still outstanding and 2,800 shares have vested.

At March 31, 2010, there was $68 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time-based shares, and over the remaining vesting period for 1/3rd of the 2009 performance-based shares. The Company assumes that only 1/3rd of the 2009 performance based award will vest. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $8.31 per share for the 2009 award and $17.25 per share for the 2007 award. For the three month periods ended March 31, 2010 and 2009, restricted stock compensation expense of $9 thousand and $6 thousand, respectively, was included in salary and benefit expense.

8. Components of net periodic benefit cost related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$146	$165
Interest cost	195	191
Expected return on plan assets	(237)	(179)
Amortization of prior service cost	5	5
Net (gain) / loss	14	53

Net periodic benefit cost	$123	$235

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We made our required 2009 fiscal year contribution to the pension plan in December 2009 in the amount of $941 thousand. We project that we will make a contribution of $780 thousand in 2010, an amount $288 thousand above the minimum required contribution for the year.

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

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents the balances as of March 31, 2010 and December 31, 2009 of financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at March 31, 2010 Using
(in thousands) Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Available-for-sale securities	$138,253	$—	$138,253	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputes (Level 3)
Assets:
Available-for-sale securities	$169,442	$—	$169,442	$—

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

The following describes the valuation techniques used to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that some portion of the amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, and if the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe that the fair value component in our valuation or OREO follows the provisions of accounting standards.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes our assets that were measured at fair value on a nonrecurring basis as of March 31, 2010.

		Fair Value Measurements at March 31, 2010 Using
(Dollars in thousands) Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,813	$—	$8,353	$4,460
Other real estate owned	3,738	—	—	3,738

Total	$16,551	$—	$8,353	$8,198

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,112	$—	$8,686	$5,426
Other real estate owned	4,136	—	—	4,136

Total	$18,248	$—	$8,686	$9,562

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

At March 31, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial assets:
Cash and short-term investments	$14,150	$14,150	$13,117	$13,117
Interest-bearing deposits in other banks	18,719	18,719	15,571	15,571
Securities - available for sale	138,253	138,253	169,442	169,442
Loans, net	845,640	860,736	840,908	866,579
Accrued interest receivable	3,698	3,698	3,886	3,886

Financial liabilities:
Noninterest-bearing deposits	$97,219	$97,219	$89,529	$89,529
Interest-bearing deposits	757,940	750,961	763,333	755,391
Short-term borrowings	2,228	2,228	24,154	24,154
Federal Home Loan Bank advances	118,214	128,837	123,214	134,143
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,629	1,629	1,739	1,739

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

10. Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

11. Preferred Stock and Warrant

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

12. Subsequent Events

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

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about our major components of the results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report and in the 2009 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards FASB ACS 450, originally SFAS No.5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and estimable and (ii) FASB ACS 310, originally SFAS No.114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We evaluate non-performing loans individually for impairment, such as nonaccrual loans, loans past due 90 days or more, restructured loans and other loans selected by management as required by FASB ACS 310. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under FASB ACS 450. In an effort to better develop the estimate used for allowance for loan loss, we have implemented a PC based software system to document and perform consistent calculations and document the logic and reasons for the estimate on a monthly basis. While it gives a more controlled environment, some decisions or estimates as to the collectability of a loan are left with the Chief Credit Officer and the loan committee. Specific information, including the comments of the loan officer and the credit officer, is maintained within this software by utilizing a separate tab for each loan that has a specific reserve assigned. Each tab has the same format and performs the calculations based on the prescribed procedure.

For loans without individual measures of impairment, we make estimates of losses for groups of loans as required by FASB ACS 450. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical loss rates for each loan type, the predominant collateral type for the group and the terms of the loan. The resulting estimates of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans including: borrower or industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in risk selection; level of experience, ability and depth of lending staff; and national and local economic conditions. The allowance for loan loss software maintains a tab which calculates the reserve assigned to each group based on the variables listed above.

The amounts of estimated losses for loans individually evaluated for impairment and groups of loans are added together for a total estimate of loan losses. The estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be considered. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether a reduction to the allowance would be necessary. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements. In 2009 and 2010, additional provisions were made to bring the total allowance in line with the projected estimate.

Other-Than-Temporary Impairment of Securities

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

Goodwill totaled $16.0 million at both March 31, 2010 and December 31, 2009. Based on the testing of goodwill for impairment, no impairment charges have been recorded. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $143 thousand and $215 thousand, at March 31, 2010 and December 31, 2009, respectively, and are included in other assets. This expense will end in the third quarter of 2010.

OVERVIEW

Over the past three years, the banking industry has been significantly impacted by adverse economic conditions, first manifested in the deterioration of the mortgage markets and the corresponding decline in housing values and many investment securities including the receivership of Fannie Mae and Freddie Mac. The effect of significant credit pressure in loan portfolios and large security write downs caused many bank failures in 2009 and many more to be labeled as troubled as we entered 2010. While we are very fortunate to have limited the adverse effects of the economic downturn on our results and condition thus far, we do not believe that we have reached a point where asset values have stabilized and lending activity has returned to normal levels in terms of health as well as growth. We believe that 2010 will again be a year of significant stress in the banking industry which will require us to carefully manage our credit relationships and position the company for growth once the economic climate has improved.

In fact, there are some economic indicators which suggest that our economy is coming out of the recession. We believe however, that many of our local customers have yet to see the improving conditions on a wide scale basis, and we remain vigilant in indentifying and resolving problem credits to reduce potential losses in our portfolio. There is a significant and fundamental difference in the business models of large national banks and investment houses which derive a substantial portion of earnings through large diversified income streams and transactional fees compared to independent community banks. In this recession, the community banks which deploy a vast majority of assets in the local communities continue to struggle, just as we have, with increased allowance requirements for problem loans as slowing loan payments have resulted in continued deterioration of asset quality. We expect this trend to continue during 2010 and our challenge will be to manage our loan portfolio proactively while remaining profitable.

We are encouraged by the continued trend in net interest income. In the first quarter of 2010, net interest income increased $1.4 million, primarily the result of a $1.7 million decrease in our funding costs. This is attributable to the delayed impact of decreased interest rates which were lowered by the Federal Reserve in 2008. This timing difference resulted in lower earnings on assets including variable rate loans and investment securities while our longer term certificates of deposit, one of our largest funding sources, did not reprice as quickly as our assets. This positive movement in interest income can be measured by the increase in the net interest margin which has risen from 3.17% to 3.71% for the first quarter for 2010 as compared to the same quarter in 2009. One of management’s primary goals in 2010 is to diversify and lower the cost of funding sources while managing the mix of our assets and liabilities to ensure proper interest rate risk mitigation.

Total assets have declined slightly from 2009 year-end balance as we reduced the risk of our investment portfolio, and loan demand continued to be tepid. More specifically, securities available for sale decreased $31.1 million compared to December 31, 2009, while loans grew $6.0 million or less than 1%. We also used the opportunity to allow higher cost funding sources (an FHLB advance) to mature and have elected not to replace it at this time. The decrease in the investment portfolio also allowed us to reduce the amount of fed funds purchases and repurchase agreements by $21.9 million in the first quarter of 2010. Also of note, deposits grew $2.3 million during the first quarter of 2010 with interest- bearing deposits declining $5.4 million while noninterest- bearing deposits increased $7.7 million. Equity increased $1.5 million during the first three months of 2010. The net result of these changes is a more liquid balance sheet with reduced risk in our investments portfolio and a lower cost of our funding liabilities. We have excess cash and expect to grow deposits in 2010, which will fund the anticipated growth in our loan and investment portfolios.

As a result of the impairments in 2009 related to the trust preferred investments, our investment income declined $257 thousand from $1.7 million to $1.5 million year over year as of March 2010. Loan loss provision for the first quarter was $1.9 million compared to $900 thousand in the first quarter of 2009 as a result of continuing deterioration in credit quality. The first quarter was also impacted by a $604 thousand gain related to Bank Owned Life Insurance proceeds (BOLI) resulting from the death of a former officer.

Looking to the remainder of 2010, we expect the slow economic improvement to begin to impact a broader portion of the economy. There will likely be a lag between economic growth and improved credit quality and we will continue to closely monitor and make adjustments as necessary to ensure that we are adequately reserved for potential credit losses. Given the FOMC’s guidance of low rates for an extended period we expect our funding rate to remain fairly stable through 2010. We believe our Company is in a position to take advantage of economic growth and has the potential for more profitable quarters in the later part of the year. However, if the economic growth slows or loan quality deteriorates further, we could be negatively impacted.

In 2010, we will be celebrating our 100 year anniversary as a bank. In 1910, Bank of Northumberland and Southside Bank both received charters as banks in the state of Virginia. As noted above, these banks were the founding institutions in the corporation and were merged into EVB with the name change and consolidation in 2006. While the name changed, we are proud of our roots in these communities, of our ability to serve many generations of customers and of our predecessor institutions financial stamina to survive and grow throughout the numerous economic changes during that time span. Coming out of the worst economic downturn since the great depression, we expect to maintain the tradition and commitment to service in all the communities that we serve.

Financial Condition

Return on average assets (“ROA”) for the first quarter of 2010 was 0.35%, compared to 0.14% in the same quarter of 2009, and return on common average equity (“ROE”) increased year over year to 4.74% compared to 2.01% for the quarter ended March 31, 2009. Net income for the first quarter of 2010 was $1.3 million compared to $723 thousand for the same quarter in 2009. Income available to common shareholders was $962 thousand compared to $381 thousand in the first quarter of 2009 and is the result of subtracting the dividend to preferred stock holders of $372 thousand and $342 thousand in the respective years.

Total assets at March 31, 2010 were $1.102 billion, a decline of $24.6 million, or 2.2%, from $1.126 billion at year-end 2009 and up $3.6 million, less than 1% from March 31, 2009, when total assets were $1.098 billion. This decrease is the result of restructuring the securities portfolio which declined $31.2 million from $169.4 million at year end 2009 to $138.3 million at March 31, 2010 and the maturity of a higher cost FHLB advance which was not replaced. Yield on the investment portfolio during the first quarter of 2010 was 4.34% compared to 5.25% for the same quarter in the prior year. This was the result of elimination of trust preferred income and a movement to slightly lower yielding tax exempt municipal investments. There were no securities impairments in the first quarter 2009 or 2010. By taking impairments later in 2009, we decreased our income flow short term while substantially lowering the risk profile of our balance sheet. For more detail, see securities Note 2 to the consolidated financial statements earlier in the document. The investment portfolio is designed to balance interest rate risk and provide liquidity and is an active tool in our balance sheet management.

The decrease in total assets was partially offset by loan growth of $6.0 million and interest bearing deposits in other banks of $3.1 million. Loan growth for the first quarter of 2010 was lower than anticipated resulting from weaker loan demand. For the quarter ended March 31, 2010, average total loans, net of unearned income and nonaccrual loans, were $834.7 million, an increase of $26.1 million, or 3.2%, from $808.6 million for the same period in 2009. At March 31, 2010, net loans as a percent of total assets were 76.8%, compared to 74.7% at December 31, 2009. While we expect the portfolio to be able to generate a strong earnings stream, the current economic uncertainty as it relates to credit quality could impact our near term earnings

Deposits continue to grow, with a balance of $855.2 million at March 31, 2010 compared to $852.9 million at year end 2009, an increase of $2.3 million, or less than 1% and up $2.5 million from the first quarter 2009 balance of $852.6 million. Noninterest bearing demand deposits increased $7.7 million from $89.5 million at year end 2009 to $97.2 million at March 31, 2010 and $7.3 million from $89.9 million at March 31, 2009. Interest bearing deposits decreased $5.4 million from $763.3 million at year end 2009 to $757.9 million at March 31, 2010. The decrease in this category is driven by the managed run off of brokered deposits. Year over year, certificate balances decreased $72.4 million, or 16.6%. This decrease was mostly offset by increases of $56.2 million in NOW accounts, $8.2 million in MMD accounts and $3.2 million in savings accounts. Within the certificate category, we did have an increase of $1.7 million in our IRA certificates due to a marketing promotion run during the first quarter 2010. Average interest-bearing deposits increased $19.3 million from $737.7 million in the first quarter 2009 to $756.9 million during first quarter 2010. Average demand deposits increased slightly by $1.0 million to $91.9 million at March 31, 2010.

FHLB borrowings at March 31, 2010 totaled $118.2 million, a $5.0 million, or 4.1%, decrease compared to $123.2 million at December 31, 2009 and a $6.4 million, or a 5.1% decrease from $124.6 million at March 31, 2009.

RESULTS OF OPERATIONS

Net Income

The addition of the preferred stock on our balance sheet requires an additional level of analysis with respect to earnings: first, net income before the effective preferred dividends, and secondly, net income available to common shareholders. Preferred dividends and accretion of discount on the preferred stock are recorded before any dividends are paid to the common stock holders and reduce the amount of income from operations that are available to stockholders.

For the first quarter 2010, net income available to common shareholders increased $581 thousand, or 152.5% to $962 thousand compared to $381 thousand in the first quarter of 2009. Diluted and basic earnings per common share increased $0.10 to $0.16, compared to $0.06 for the same quarter in 2009. A primary cause of this improvement was a $1.7 million decrease in liability funding costs which resulted in net interest income of $1.4 million. Net interest income for the first quarter of 2010 was $9.0 million compared to $7.6 million in 2009. Total interest income decreased $273 thousand, and primarily resulted from a $305 thousand decline in taxable interest income related to the 2009 impairments on trust preferred securities. Interest income was also negatively impacted by targeted investment portfolio sales designed to reduce overall risk in the investment portfolio. Interest on loans was $12.2 million in the first quarter 2010 down $16 thousand from $12.2 million in 2009. We currently hold a large liquid cash position in deposits with other banks which earned $39 thousand in the first quarter compared to a $22 thousand expense from short term cash borrowings during the first quarter of 2009. We have benefited from shifting funds out of the traditional fed funds category and will continue to explore other higher earning investment alternatives to improve earnings on our cash position. The total of other interest bearing liabilities expense for the first quarter 2010 decreased a net $69 thousand compared to the same quarter in 2009. Loan loss provision for the first quarter 2010 was $1.9 million compared to $900 thousand for the first quarter 2009. This continues a trend where over the last seven quarters, we have set aside $9.5 million in provision to prepare for potential credit losses and anticipate continuing this higher than usual provision for the near term.

Noninterest income for the first quarter of 2010 was $2.1 million, an increase of $567 thousand, or 36.4% compared to $1.6 million in the prior year first quarter. The increase is attributable to the proceeds from a Bank Owned Life Insurance (BOLI) contract that was received as the result of the death of a former employee. Without this gain, noninterest income would have declined $37 thousand, or 2.4%.

Noninterest expense for the first quarter of 2010 increased $506 thousand, or 6.9% to $7.9 million compared to $7.4 million in the first quarter of 2009. The increase was primary related to increased FDIC insurance assessments ($168 thousand) and lending expenses associated with collections costs ($182 thousand). Management continues to monitor controllable expenses closely.

Net Interest Income

Net interest income is our primary source of income and for the first quarter of 2010, net interest income on a fully tax equivalent basis increased $1.5 million to $9.2 million, compared to $7.7 million in the first quarter of 2009. Average earning assets for the quarter ended March 31, 2010 were $1.01 billion, an increase of $15.6 million compared to $990 million for the same period in 2009. Average loans accruing interest increased $26.1 million, or 3.2%. Average securities increased $6.2 million, or 4.3%. Average federal funds sold decreased $35.8 million, or 97.9%, for the first quarter of 2010, reflecting a decrease in balances and a redistribution of our excess funds to other earning assets. Fully tax equivalent net interest margin for the three-month period ended March 31, 2010 was 3.71% compared to 3.17% for the same quarter in 2009 and exemplifies the benefit of the lower cost of funds, especially deposits. At March 31, 2010, the yield on earning assets was 5.59% a decline of 19 basis points compared to 5.78% in the first quarter 2009. By comparison, the cost of interest bearing liabilities was down 85 basis points to 2.10% from 2.95% in the same period in 2009. Deposit interest expense is the primary factor in this cost of funds decrease as it declined 95 basis points from 2.69% in the first quarter 2009 to 1.74% in the first quarter 2010. This expense change also reflects the change in the deposit mix as average certificate balances decreased $71.6 million while the other deposit categories rose a combined $90.9 million for a net increase in average deposits of $19.3 million. For the three months ended March 31, 2010 the average balances for interest checking and money market savings increased $58.5 million and $27.4 million respectively compared to March 31, 2009 balances. During the same time period, the rates on these deposits have been reduced by 52 and 104 basis points for interest checking and money market savings, respectively. In addition, jumbo certificates rates dropped 139 basis points and other certificates dropped 74 basis points. The declining cost of funding trend that has been enjoyed over the past year is coming to a close and will likely become more stable over the remaining year which will tend to hold margins steady as we move forward but could allow an expansion in net interest income under a rising rate scenario over the intermediate term.

As we go into the remainder of 2010, management’s objective is to increase low cost core deposits while increasing the yield and balance levels of earning assets to further enhance the net interest margin. Competition for deposits, the level of nonaccrual loans and the general economic climate will clearly impact our ability to achieve these objectives. The following schedule show the derivation of the tax equivalent interest amount that is added to GAAP net interest income. The tables below disclose fully tax equivalent net interest income calculations for the three-month period ended March 31, 2010 and 2009:

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended March 31,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable, available for sale	$97,374	$973	4.05%	$95,327	$1,278	5.44%
Restricted securities	8,941	$5	0.23%	8,867	$—	0.00%
Tax exempt, available for sale (1)	44,963	639	5.77%	40,909	602	5.97%

Total securities	151,278	1,617	4.34%	145,103	1,880	5.25%
Interest bearing deposits with banks	19,145	39	0.83%	—	—
Federal funds sold	773	—	0.00%	36,578	22	0.24%
Loans accruing interest (2)	834,694	12,199	5.93%	808,627	12,215	6.13%

Total earning assets	1,005,890	13,855	5.59%	990,308	14,117	5.78%
Less allowance for loan losses	(12,450)			(10,727)
Total non-earning assets	106,440			97,137

Total assets	$1,099,880			$1,076,718

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$220,284	$698	1.29%	$161,749	$718	1.80%
Savings	76,789	116	0.61%	71,801	148	0.84%
Money market savings	98,643	327	1.34%	71,244	419	2.39%
Large dollar certificates of deposit (3)	168,895	946	2.27%	182,472	1,647	3.66%
Other certificates of deposit	192,333	1,157	2.44%	250,396	1,962	3.18%

Total interest-bearing deposits	756,944	3,244	1.74%	737,662	4,894	2.69%
Federal funds purchased & REPO’s	7,871	19	0.98%	573	1	0.71%
Other borrowings	132,691	1,387	4.24%	137,397	1,474	4.35%

Total interest-bearing liabilities	897,506	4,650	2.10%	875,632	6,369	2.95%
Noninterest-bearing liabilities
Demand deposits	91,876			90,866
Other liabilities	4,299			11,350

Total liabilities	993,681			977,848
Shareholders’ equity	106,199			98,870

Total liabilities and shareholders’ equity	$1,099,880			$1,076,718

Net interest income		$9,205			$7,748

Interest rate spread (4)			3.49%			2.83%
Interest expense as a percent of average earning assets			1.83%			2.61%
Net interest margin (5)			3.71%			3.17%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the quarter is $195 thousand, compared to $184 thousand in the prior year.
(2)	Nonaccrual loans have been excluded in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Noninterest Income

This category includes all income not related to interest on investments and interest and fees on loans. Noninterest income for the three months ended March 31, 2010 was $2.1 million, an increase of $567 thousand from $1.6 million for the same three months of 2009. The BOLI gain mentioned earlier was the primary source of the increase which was offset by decreases to certain fee income amounts. Management continues to focus on expanded services levels and growth to increase this line item.

Noninterest Expense

This category includes all expenses other than interest paid on deposits and borrowings. Total noninterest expense was $7.9 million for the quarter ended March 31, 2010, an increase of $557 thousand, or 6.9%, compared to $7.4 million in the same quarter of 2009. The increase is primarily the result of a $168 thousand increase in the FDIC insurance assessment and $182 thousand increase in lending expense due to higher collection and OREO expenses. Salary and benefits were held steady during the quarters ended March 31, 2009 and 2010.

Income Taxes

Income tax expense for the quarter ended March 31, 2010 was $65 thousand compared to $119 thousand in the same quarter of the prior year, a $54 thousand decrease. Most of this decrease is the result of increased earnings from tax exempt municipal bonds and the non-taxability of the BOLI gain.

ASSET QUALITY

The Company’s allowance for loan losses is an estimate of the amount needed to provide for potential losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specifically impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies earlier in this section.)

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $40.1 million at March 31, 2010, $33.2 million at December 31, 2009 and $20.9 million at March 31, 2009. This number has increased over the last two years as a result the economic climate that has significantly increased unemployment and reduced the ability of many of our customers to keep their loans current.

Nonperforming assets are composed largely of loans secured by real estate (79.3%) and repossessed properties, as reflected in our OREO balance reported on the Consolidated Balance Sheets. At the end of the first quarter OREO was $3.7 million compared to $4.1 million at year-end 2009 and $943 thousand at March 31, 2009. Nonaccrual loans are $22.1 million at March 31, 2010, an increase of $2.8 million from $19.3 million at year-end 2009 and an increase of $9.3 million from $17.2 million at March 31, 2009. Of the current $22.1 million balance in nonaccrual loans, $21.4 million is secured. Within these secured loans, $16.3 million are secured by real estate while $5.1 million are secured by various commercial equipment and inventories and accounts receivable. Of the real estate secured loans, $6.3 million are real estate construction, $4.4 million are residential real estate and $5.6 million are commercial properties. Despite the weak real estate market, management anticipates recovering a major portion of the value and has made increased provision allotments to cover the potential losses.

At March 31, 2010, loans past due 90 days and still accruing interest, were $5.2 million, an increase of $2.1 million from year end 2009 and an increase of $2.4 million from a $2.8 million balance at March 31, 2009. All of these loans are secured by real estate with no losses anticipated. The 90 day past due and still accruing category has been heavily impacted by the slow-down in payments on well secured residential mortgages that have little long-term loss exposure. At March 31, 2010 our restructured loans totaled $9.0 million, compared to no restructured loans at the same date in 2009. The increase in this category is in direct response to our role as a community bank by seeking alternatives to foreclosure where possible.

While our real estate markets have been stable in the past with a very low historical loss experience, the present environment is very different from past experiences and losses from real estate loans are likely in the near term. Management continues to closely monitor the status of collection efforts and trends to properly identify and report nonperforming assets.

Loan charge-offs, less recoveries, amounted to $544 thousand for the first quarter of 2010 compared to $299 thousand for the same quarter in 2009. The annualized ratio of net charge-offs to total average loans, net of unearned income, was 0.26% for the first quarter of 2010, compared to 0.31% for the full year 2009 and 0.15% for the first quarter of 2009. We anticipate that this charge-off rate will increase as the year progresses. Credit quality management continues to be our top priority. Loan officers, administrative staff and our collection department are maintaining close contact with our customers facing economic challenges, but charge-offs are inevitable in this environment. Management believes that its reserve for credit losses is sufficient at this time to manage through the economic downturn but will continue to evaluate trends and conditions each month.

At March 31, 2010, the allowance for loan losses was $13.5 million, an increase of $1.3 million when compared to $12.2 million at December 31, 2009, and up $2.4 million, compared to $11.1 million at March 31, 2009. The increase in allowance has been necessitated by the declining asset quality. The allowance is a reflection of loss inherent in the loan portfolio and not a forecast of actual current nonperforming loans. The ratio of allowance for loan losses to total loans was 1.57% at March 31, 2010, 1.42% at 2009 year-end and 1.34% at March 31, 2009. The allowance for loan losses at March 31, 2010 included $6.9 million of specific impaired loan reserves.

At March 31, 2010, the Company reported a balance of $27.9 million in impaired loans, a decrease of $3.8 million from $29.4 million at December 31, 2009. At March 31, 2010, impaired loans were composed of $17.4 million with specific reserves assigned and $8.2 million with no specific reserves assigned. The average balance of impaired loans with a specific reserve for the three months ended March 31, 2010 was $28.2 million.

At March 31, 2010 we also had $3.0 million in loans classified as potential problem loans that were excluded from impaired and nonaccrual status. These loans are currently performing and no loss is anticipated at this time based on management’s on-going analysis. Management considers all loans that are adversely risk rated as potential problem loans. These loans are risk rated based on the borrowers’ perceived ability to comply with current repayment terms. These loans are subject to constant management and Board attention, and their status is reviewed on a regular basis. Factors that cause a loan to be adversely risk rated include:

•	Failure to provide the bank with current financial statement and tax return

•	Declining or negative earnings trends

•	Declining or inadequate liquidity

•	Concerns about the business that is intended to provide the source of repayment

•	Unfavorable competitive comparisons

•	High debt to worth ratio

•	Lack of well-defined secondary repayment source

The following table summarizes the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets (Dollars in thousands)	March 31 2010	December 31 2009	March 31 2009
Nonaccrual loans	$22,081	$19,321	$17,165
Restructured loans	9,025	6,699	—
Loans past due 90 days and accruing interest	5,225	3,090	2,824

Total nonperforming loans	$36,331	$29,110	$19,989
Other real estate owned	3,738	4,136	943

Total nonperforming assets	$40,069	$33,246	$20,932
Nonperforming assets to total loans and other real estate	4.64%	3.88%	2.52%
Allowance for loan losses to nonaccrual loans	60.97%	62.91%	64.91%
Net charge-offs to average loans for the year	0.26%	0.31%	0.15%
Allowance for loan losses to period end loans	1.57%	1.42%	1.34%

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

At March 31, 2010 our interest bearing deposits with banks and federal funds sold totaled $19.6 million which is a $4.1 million increase over the March 31, 2009 level. Our investment portfolio, at March 31, 2010, has $73.1 million in unpledged securities that could be liquidated to meet liquidity obligations. Our FHLB borrowings declined $5.0 million with a $5 million block maturing in the first quarter of 2010. These were the only changes to our contractual obligations that would impact liquidity since the 2009
Form 10-K disclosure. At March 31, 2010, we had immediate available credit with the FHLB of $57.3 million and with nonaffiliated banks of $40.0 million. We continue to be in a strong liquidity position. See Note 5 to the Consolidated Financial Statements in the 2009 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2009 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at March 31, 2010 was $99.2 million, or 11.81% of risk-weighted assets, and $105.1 million, or 12.51%, for total risk based capital. Our Tier 1 leverage ratio at March 31, 2010 was 9.19%. Our year-end 2009 ratios were 11.60%, 12.29% and 9.08%, respectively. By enhancing our capital ratios, management positions the Company to grow at a faster pace in a better earnings environment. The infusion of the TARP funds in 2009 allowed us to handle the challenges we have faced over the last year. At March 31, 2009, these ratios were 12.85%, 13.89% and 10.14%, respectively and reflect the $24 million in preferred stock that was added to capital in the first quarter of 2009.

Tier 1 capital consists primarily of common and preferred shareholders’ equity, while total risk based capital includes our trust preferred borrowing and a portion of the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have a Tier 1 capital of at least 4% and a total capital ratio of at least 8%. We are well above these levels.

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

There have been no material changes in market risk since 2009 year end as disclosed in the 2009 Form 10-K.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party. The only litigation in which we and our subsidiaries are involved pertains to collection suits involving delinquent loan accounts in the normal course of business.

Item 1A.	Risk Factors

Other than those identified below, there have been no material changes in our risk factors from those disclosed in the 2009
Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Board of Directors gave the authority to management to repurchase up to 5% of the outstanding shares of the company’s stock per calendar year based on the number of shares outstanding on December 31 of the preceding year. This authority has been reaffirmed each year and was most recently reaffirmed in June of 2007. There have been no repurchases of common stock since early in the second quarter of 2008. There is no stated expiration date for the Plan. No shares were repurchased in the first three months of 2010. A stipulation of the TARP agreement restricts the company from repurchasing common stock without first obtaining Treasury approval.

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	(Removed and Reserved)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

/s/ JOE A. SHEARIN
Joe A. Shearin
President and Chief Executive Officer

/s/ RONALD L. BLEVINS
Ronald L. Blevins
Chief Financial Officer

Date: May 12, 2010

Exhibit Index

Exhibit 31.1 –	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1 –	Section 906 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 906 Certification of Chief Financial Officer