Form 10-Q
period 2010-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2010-08-16
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

(804) 443-8460

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2010 was 5,978,857.

EASTERN VIRGINIA BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Cash and due from banks	$14,298	$13,117
Interest bearing deposits with banks	16,431	15,571
Federal funds sold	2,128	—
Securities available for sale, at fair value	149,897	169,442
Restricted securities, at cost	9,541	8,941
Loans, net of unearned income	844,120	853,063
Allowance for loan losses	(20,046)	(12,155)

Total loans, net	824,074	840,908
Deferred income taxes	9,137	6,929
Bank premises and equipment, net	20,985	20,035
Accrued interest receivable	3,470	3,886
Other real estate owned	4,972	4,136
Goodwill	15,970	15,970
Other assets	28,911	27,348

Total assets	$1,099,814	$1,126,283

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$101,226	$89,529
Interest-bearing deposits	756,963	763,333

Total deposits	858,189	852,862
Federal funds purchased and repurchase agreements	4,118	24,154
Federal Home Loan Bank advances	117,500	123,214
Trust preferred debt	10,310	10,310
Accrued interest payable	1,599	1,739
Other liabilities	8,202	8,806

Total liabilities	999,918	1,021,085

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding 2010: Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred, 2009 same	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 5,972,356 and 5,966,662 including 17,600 and 28,400 nonvested shares, respectively	11,910	11,877
Surplus	19,161	18,965
Retained earnings	44,871	50,850
Warrant	1,481	1,481
Discount on preferred stock	(1,047)	(1,192)
Accumulated other comprehensive (loss), net	(480)	(783)

Total shareholders’ equity	99,896	105,198

Total liabilities and shareholders’ equity	$1,099,814	$1,126,283

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans and fees on loans	$12,143	$12,836	$24,342	$25,051
Interest on investments:
Taxable interest income	746	1,262	1,719	2,540
Tax exempt interest income	412	485	856	903
Dividends	73	40	78	40
Interest on deposits with banks	20	15	59	15
Interest on federal funds sold	—	18	—	40

Total interest and dividend income	13,394	14,656	27,054	28,589

Interest Expense
Deposits	3,101	5,019	6,345	9,913
Federal funds purchased and repurchase agreements	9	3	28	4
Interest on FHLB advances	1,255	1,340	2,561	2,693
Interest on trust preferred debt	82	102	163	223

Total interest expense	4,447	6,464	9,097	12,833

Net interest income	8,947	8,192	17,957	15,756
Provision for Loan Losses	12,625	750	14,475	1,650

Net interest income (loss) after provision for loan losses	(3,678)	7,442	3,482	14,106

Noninterest Income (Loss)
Service charges and fees on deposit accounts	929	948	1,791	1,882
Debit/credit card fees	359	315	654	584
Gain on sale of available for sale securities, net	1,518	29	1,531	37
Other-than-temporary impairment losses on securities. ( no additional amounts were recognized in other comprehensive income.)	(77)	(3,923)	(77)	(3,939)
Gain on sale of fixed assets	17	—	17	—
Gain on sale of other real estate owned	49	7	80	25
Gain on bank owned life insurance	—	—	604	—
Other operating income	321	355	640	699

Total noninterest income (loss)	3,116	(2,269)	5,240	(712)

Noninterest Expenses
Salaries and employee benefits	4,303	3,871	8,293	7,867
Occupancy and equipment expenses	1,351	1,343	2,629	2,535
Telephone	291	150	565	440
FDIC expense	553	807	1,021	1,107
Franchise tax expense	150	137	300	279
Data processing expense	240	195	470	388
Legal and professional expenses	419	282	734	536
Marketing and advertising	367	199	559	376
Lending expenses	470	146	900	394
Merger related expenses	—	308	—	308
Other operating expenses	627	598	1,185	1,185

Total noninterest expenses	8,771	8,036	16,656	15,415

(Loss) before income taxes	(9,333)	(2,863)	(7,934)	(2,021)
Income Tax (Benefit)	(3,367)	(1,092)	(3,302)	(973)

Net (loss)	$(5,966)	$(1,771)	$(4,632)	$(1,048)
Effective dividend on preferred stock	373	372	746	714

Net (loss) available to common shareholders	$(6,339)	$(2,143)	$(5,378)	$(1,762)

(Loss) per common share: basic	$(1.06)	$(0.36)	$(0.90)	$(0.30)
diluted	$(1.06)	$(0.36)	$(0.90)	$(0.30)
Dividends per share, common	$0.05	$0.05	$0.10	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net (loss)	$(4,632)	$(1,048)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,126	1,138
Investment amortization / (accretion), net	119	87
Provision for loan losses	14,475	1,650
(Gain) realized on available for sale securities transactions, net	(1,531)	(37)
Impairment charge on securities	77	3,939
(Gain) on sale of other real estate owned	(80)	(25)
(Gain) on LLC investment	(62)	(10)
Stock based compensation	122	142
Net change:
Other assets	(3,527)	(5,891)
Other liabilities	(744)	2,507

Net cash provided by operating activities	5,343	2,452

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	47,860	939
Proceeds from maturities, calls, and paydowns of securities available for sale	68,651	57,937
Purchase of securities available for sale	(95,688)	(67,899)
Purchase of restricted securities	—	293
Net (increase) decrease in loans	16	(17,935)
Net (increase) in Federal Funds sold	(2,128)	—
Proceeds from sale of other real estate owned	1,728	—
Improvements to other real estate owned	(141)	—
Purchases of bank premises and equipment	(2,076)	(159)

Net cash provided by (used in) investing activities	18,222	(26,824)

Cash Flows from Financing Activities
Net increase in noninterest-bearing and interest- bearing demand deposits and savings accounts	11,697	57,444
Net (decrease) in certificates of deposit	(6,370)	(22,705)
Issuance of common stock under dividend reinvestment plan	101	177
Issuance of preferred stock to U. S. Treasury	—	24,000
Issuance of restricted stock	(6)	—
Dividends declared – common and preferred stock	(1,196)	(1,662)
Decrease in federal funds purchased and repurchase agreements	(20,036)	(2,922)
Decrease in FHLB advances	(5,714)	(10,714)

Net cash provided by (used in) financing activities	(21,524)	43,618

Increase in cash and cash equivalents	2,041	19,246
Cash and cash equivalents
Beginning of period	28,688	13,214

End of period	$30,729	$32,460

Supplemental Disclosures of Cash Flow Information
Cash paid for:

Interest on deposits and other borrowings	$9,237	$12,997
Income taxes	$1,328	$171
Unrealized gain on securities available for sale	$467	$2,187
Loans transferred to other real estate owned	$2,343	$3,521

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

For the six months ended June 30, 2010 and 2009

(dollars in thousands)

	Common Stock	Stock Preferred	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$11,798	$—	$18,456	$62,804	$(15,029)		$78,029
Comprehensive income:
Net (loss) for the six months ended June 30, 2009				(1,048)		(1,048)	(1,048)
Other comprehensive income:
Unrealized securities gains arising duringperiod, (net of tax, $777 thousand)						1,445
Reclassification adjustment (net of tax, $13)						(24)

Other comprehensive income					1,421	1,421	1,421

Total comprehensive income						373

Issuance of preferred stock to U.S. Treasury		24,000					24,000
Cash dividends declared common and preferred				(1,662)			(1,662)
Preferred stock discount		143		(143)			—
Stock-based compensation			142				142
Restricted common stock vested	1			(1)			—
Issuance of common stock under dividend reinvestment plan	36	—	141	—	—		177

Balance, June 30, 2009	$11,835	$24,143	$18,739	$59,950	$(13,608)		$101,059

Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198
Comprehensive (loss):
Net (loss) for the six months ended June 30, 2010				(4,632)		(4,632)	(4,632)
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $675 thousand)						1,313
Reclassification adjustment (net of tax, $521)						(1,010)

Other comprehensive income					303	303	303

Total comprehensive (loss)						(4,329)

Cash dividends declared common and preferred				(1,196)			(1,196)
Preferred stock discount		145		(145)			—
Stock-based compensation			122				122
Restricted common stock vested	6			(6)			—
Issuance of common stock under dividend reinvestment plan	27	—	74	—	—		101

Balance, June 30, 2010	$11,910	$24,434	$19,161	$44,871	$(480)		$99,896

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

June 30, 2010 and 2009

(unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (“we”, “us”, “our”, or “Company”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. These financial statements include the accounts of the Company and its wholly-owned subsidiary, EVB (the “Bank”), together with the Bank’s consolidated subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain previously reported amounts have been reclassified to conform to current period presentation.

Eastern Virginia Bankshares, Inc., based in Tappahannock, VA is the parent company of EVB. EVB operates 25 retail branches in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King William, Lancaster, Middlesex, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Subsidiaries of EVB include EVB Investments, EVB Mortgage and EVB Title. EVB also has a 100% ownership interest in Dunston Hall LLC, which was formed to hold the title to real estate acquired by EVB upon foreclosure on property of real estate secured loans. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

We were organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations effective December 29, 1997 when Southside Bank and Bank of Northumberland, Inc. became our wholly-owned subsidiaries. We opened our third subsidiary in May 2000 when Hanover Bank began operations in Hanover County, Virginia. On April 24, 2006, we completed the conversion to a one-bank holding company by merging the three banking subsidiaries, and the new bank began operating under the name “EVB”.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results which may be expected for the year.

Note 2. Investment Securities

Our amortized cost and estimated fair values of securities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$30,045	$84	$—	$30,129
SBA Pool securities	9,901	1	—	9,902
Agency Mortgage-backed securities	29,894	1,129	—	31,023
Agency CMO securities	29,878	334	—	30,212
Non Agency CMO securities	4,329	40	29	4,340
State and political subdivisions	40,512	516	473	40,555
Pooled trust preferred securities	550	85	—	635
FNMA and FHLMC preferred stock	77	11	13	75
Corporate securities	3,098	11	83	3,026

Total	$148,284	$2,211	$598	$149,897

	December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$34,180	$393	$51	$34,522
Agency Mortgage-backed securities	39,774	1,712	5	41,481
Agency CMO securities	29,727	479	214	29,992
Non Agency CMO securities	5,149	36	40	5,145
State and political subdivisions	47,938	775	641	48,072
Pooled trust preferred securities	632	56	—	688
FNMA and FHLMC preferred stock	77	49	—	126
Corporate securities	10,819	145	1,548	9,416

Total	$168,296	$3,645	$2,499	$169,442

There are no securities classified as “Held to Maturity” or “Trading” and we do not hold any commercial mortgage backed securities.

Our mortgage-backed securities are all agency backed and AAA rated with no subprime issues. Our pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. As of June 30, 2010, that security is valued at $85 thousand greater than the amortized cost after impairment. During the second quarter of 2010 we recognized an impairment charge through the income statement in the amount of $77 thousand on our investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cashflow for the security as provided by Moody’s at June 30, 2010.

The following is a comparison of amortized cost and estimated fair values of our securities by contractual maturity at June 30, 2010. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,074	$39,266
Due after one year through five years	43,108	44,561
Due after five years through ten years	27,843	27,944
Due after ten years	38,259	38,126

Total	$148,284	$149,897

At June 30, 2010 investments in an unrealized loss position that were temporarily impaired were as follows:

	June 30, 2010
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Non Agency CMO securities	$—	$—	$628	$29	$628	$29
State and political subdivisions	8,288	149	2,871	324	11,159	473
FNMA and FHLMC preferred stock	31	13	—	—	31	13
Corporate securities	965	35	550	48	1,515	83

	$9,284	$197	$4,049	$401	$13,333	$598

At December 31, 2009 investments in an unrealized loss position that were temporarily impaired were as follows:

	December 31, 2009
	Less than 12 months		12 months or more		Total
(dollars in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$26,966	$51	$—	$—	$26,966	$51
Agency Mortgage-backed securities	898	3	217	2	1,115	5
Agency CMO securities	13,174	214		—	13,174	214
Non Agency CMO securities	—	—	760	40	760	40
State and political subdivisions	6,440	127	4,511	514	10,951	641
Corporate securities	860	140	5,914	1,408	6,774	1,548

	$48,338	$535	$11,402	$1,964	$59,740	$2,499

Bonds with unrealized loss positions of less than 12 months duration at June 30, 2010 included 2 FNMA preferred stock securities, 1 corporate bond and 16 municipal bonds. Securities with unrealized losses of 12 months or greater duration included 2 non agency CMO securities, 1 corporate bond and 4 municipal bonds. All of our securities with unrealized losses are income producing and do not exhibit credit stress that would lead to other-than-temporary impairment.

The tables that follow provide detailed information as of both June 30, 2010 and December 31, 2009 on the corporate bond holdings that have been in a temporarily impaired position for 12 months or greater. These are all senior securities with no subordination.

June 30, 2010 (dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating	Excess Subordination	Security Priority
HSBC CPI Floating CPI + 255 basis points	$598	$550	$(48)	2013	7.04%	A3/A	none	senior

Total	$598	$550	$(48)

December 31, 2009 (dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating	Excess Subordination	Security Priority
HSBC CPI Floating CPI + 255 basis points	$599	$532	$(67)	2013	5.21%	A3/A	none	senior
SLM Corp Floating 1 Month CPI + 212.5 bp	1,000	769	(231)	2013	7.49%	Ba1/BBB-	none	senior
SLM Corp Floating 1 Month CPI + 200 bp	1,000	712	(288)	2014	8.72%	Ba1/BBB-	none	senior
SLM Corp Floating 1 Month CPI + 162 bp	1,000	709	(291)	2014	8.54%	Ba1/BBB-	none	senior
Bear Stearns/J P Morgan Floating CPI + 145 bp	1,000	987	(13)	2014	1.59%	Aa3/A+	none	senior
GMAC 6.25% Fixed Rate	500	411	(89)	2013	12.62%	CCC	none	senior
GMAC 6.15% Fixed Rate	1,500	1,091	(409)	2016	12.61%	CCC	none	senior
GMAC 6.875% Fixed Rate	723	703	(20)	2018	12.57%	CCC	none	senior

	$7,322	$5,914	$(1,408)

Other-Than-Temporarily Impaired Debt Securities

We review for other-than-temporary-impairment (“OTTI”) of debt securities classified as available for sale in accordance with Accounting Standards Codification 320-10-65. As required by this ASC topic, we assess whether we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period losses. For debt securities that are considered other-than-temporarily impaired, we separate the amount of impairment into the loss that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and present value of future expected cash flows is due to factors that are not credit related, and therefore, is not required to be recognized as losses in the income statement but is recognized in other comprehensive income. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Six Months Ending June 30, 2010
Balance, beginning of period	$18,919
Adjustment for debt securities that were totally written off in 2009	(15,626)
Adjustment for 2009 impairment prior to April 1	(17)

Balance, beginning of period as restated	3,276
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	(2,937)

Balance, end of period	$339

Note 3. Loan Portfolio

Our loan portfolio was composed of the following at the dates indicated:

(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Commercial, industrial and agricultural loans	$76,007	$82,563	$75,996
Residential real estate mortgage loans	408,872	400,846	385,241
Real estate construction loans	79,069	87,782	93,287
Commercial real estate loans	234,734	234,676	228,904
Consumer loans	39,124	42,416	45,024
All other loans	6,318	4,786	4,327

Total loans	844,124	853,069	832,779
Less unearned income	(4)	(6)	(8)

Total loans net of unearned discount	844,120	853,063	832,771
Less allowance for loan losses	(20,046)	(12,155)	(11,487)

Net loans	$824,074	$840,908	$821,284

We had $41.7 million in nonperforming assets at June 30, 2010 that included $4.3 million in loans past due 90 days or more but still accruing interest, $23.1 million in nonaccrual loans, $9.3 million in restructured loans and $5.0 million classified as OREO.

Note 4. Allowance for Loan Losses

Our allowance for loan losses was as follows at the dates indicated:

(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Balance at beginning of year	$12,155	$10,542	$10,542
Provision charged against income	14,475	4,200	1,650
Recoveries of loans charged off	166	407	283
Loans charged off	(6,750)	(2,994)	(988)

Balance at end of period	$20,046	$12,155	$11,487

Following is a summary pertaining to impaired loans:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Impaired loans without specific reserve	$8,620	$9,491
Impaired loans with a specific reserve	18,243	19,880

Allowance related to impaired loans	$6,855	$5,768

Average balance of impaired loans	$27,112	$21,794

Note 5. Borrowings

Borrowings from the Federal Home Loan Bank of Atlanta are disclosed below. We utilize FHLB borrowings for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

(dollars in thousands )	June 30, 2010	December 31, 2010	June 30, 2009
Amortizing advances	$—	$714	$1,429
Convertible advances	117,500	122,500	122,500

Total advances	$117,500	$123,214	$123,929

The table presented below shows the maturities and potential call dates of FHLB advances. All of the FHLB borrowings are convertible advances that have a call provision.

(dollars in thousands)	Maturities Amount	Avg Rate	Callable Amount	Avg Rate
2010	$—	—	$108,500	4.36%
2011	10,000	5.01%	9,000	2.44%
2015	13,500	3.87%	—
2016	10,000	4.85%	—
2017	75,000	4.30%	—
2018	9,000	2.44%	—

	$117,500	4.22%	$117,500	4.22%

Note 6. (Loss) Per Share

The following table shows the weighted average number of common shares used in computing (loss) per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on (loss) per share otherwise available to common shareholders for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010		June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic (loss) per common share	5,968,520	$(1.06)	5,914,396	$(0.36)
Effect of dilutive securities, stock options	—	—	—	—

Diluted (loss) per common share	5,968,520	$(1.06)	5,914,396	$(0.36)

	Six Months Ended
	June 30, 2010		June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic (loss) per common share	5,967,960	$(0.90)	5,909,902	$(0.30)
Effect of dilutive securities, stock options	—	—	—	—

Diluted (loss) per common share	5,967,960	$(0.90)	5,909,902	$(0.30)

At June 30, 2010 and 2009, options to acquire 251,137 and 284,117 shares of common stock, respectively were not included in computing diluted (loss) per common share because their effects were anti-dilutive.

Note 7. Stock Compensation Plans

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock may be granted. No options may be granted under the 2000 Plan after September 21, 2010. On April 17, 2003, the shareholders approved the 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) while still authorizing the issuance of up to 400,000 shares of common stock. There are 73,918 shares still available under the 2003 Plan.

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

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant. We had previously adopted an accounting standard in 2002 and began recognizing compensation expense for stock option grants in that year, as all such grants had an exercise price not less than the fair market value on the date of the grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of the new accounting standard in 2004 that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and six months ended June 30, 2010 and 2009, stock option compensation expense was $67 thousand, $63 thousand, $122 thousand, and $142 thousand, respectively and was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock grant award. There were no options granted during the three and six months ended June 30, 2010 and 2009, respectively.

Stock option plan activity for the six months ended June 30, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)
Outstanding at the beginning of the year	276,967	$19.45
Granted	—	—
Exercised	—	—
Forfeited	(25,830)	$17.52

Outstanding at June 30, 2010	251,137	$19.68	5.11	$—

Options exercisable at June 30, 2010	128,762	$21.30	3.50	$—

As of June 30, 2010, there was $189 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 1.25 years. There were no options granted in the six months ended June 30, 2010 or 2009. There were no shares exercised in the six months ended June 30, 2010 or 2009.

We awarded 18,000 shares of restricted stock to employees on July 1, 2009. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the restricted share award is performance based and will vest on June 30, 2012 if, and only if, the year ended December 31, 2011 financial achievements of the Company meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group. Performance share vesting is based on a sliding scale at various levels for performance at or above the 50th percentile of the peer group performance. We issued no restricted stock in 2008, but did grant 15,000 shares in December 2007, again with a 50/50 split between time vested and performance vested. The 7,500 performance shares from the 2007 award were forfeited in the first quarter of 2009, and 800 of the time vested shares were forfeited in 2009 when a former executive officer left the Company. There are a total of 3,300 shares from the 2007 award that are still outstanding and 3,400 shares have vested. On June 30, 2010, 2,200 shares of the service portion of the 2009 restricted stock award vested, leaving 2,300 shares outstanding. In addition, management forfeited a portion of the performance shares related to the 2009 award, since the probability of meeting the highest performance standards probably would not be achieved. There are 7,800 shares of the 2009 award outstanding at June 30, 2010.

At June 30, 2010, there was $45 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time-based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based award will vest. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $8.31 per share for the 2009 award and $17.25 per share for the 2007 award. For the three and six months ended June 30, 2010 and 2009, restricted stock compensation expense of $22 thousand, $11 thousand, $31 thousand and $17 thousand, respectively was included in salary and benefit expense.

Note 8. Employee Benefit Plan – Pension

Components of net periodic benefit cost related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$146	$165	$292	$330
Interest cost	195	191	390	382
Expected return on plan assets	(237)	(179)	(474)	(358)
Amortization of prior service cost	5	5	10	10
Net loss	14	53	28	106

Net periodic benefit cost	$123	$235	$246	$470

We made our required 2009 fiscal year contribution to the pension plan in December 2009 in the amount of $941 thousand. We project that we will make a contribution of $780 thousand in 2010, an amount $288 thousand above the minimum required contribution for the year.

Note 9. Fair Value Measurements

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

We adopted “Fair Value Measurements” (ASC 820), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Accounting standards clarify that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In October 2008, accounting standards were issued to clarify the application of ASC 820 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820 was effective upon issuance, including prior periods for which financial statements were not issued.

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

The following table presents the balances as of June 30, 2010 and December 31, 2009 of financial assets measured at fair value on a recurring basis.

		Fair Value Measurements at June 30, 2010 Using
(dollars in thousands) Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$149,897	$—	$149,897	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$169,442	$—	$169,442	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets.

The following describes the valuation techniques used to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that some portion of the amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2).

However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, and the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor, or an appraisal is performed to determine current market value. We consider the value of a partially completed project for our loan analysis. For nonperforming construction loans, we obtain a valuation of each partially completed project “as is” from a third party appraiser. We use this third party valuation to determine if any charge-offs are necessary.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe that the fair value component in our valuation or OREO follows the provisions of accounting standards.

The following table presents the balances as of June 30, 2010 and December 31, 2009 of financial assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements at June 30, 2010 Using
(dollars in thousands)	Balance as of	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$11,389	$—	$4,218	$7,171
Other real estate owned	4,972	—	—	4,972

Total	$16,361	$—	$4,218	$12,143

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,112	$—	$8,686	$5,426
Other real estate owned	4,136	—	—	4,136

Total	$18,248	$—	$8,686	$9,562

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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using market rates for deposits of similar remaining maturities.

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair values and related carrying amounts of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)		(dollars in thousands)
Financial assets:
Cash and short-term investments	$16,426	$16,426	$13,117	$13,117
Interest bearing deposits with banks	16,431	16,431	15,571	15,571
Securities available for sale	149,897	149,897	169,442	169,442
Loans, net	824,074	849,625	840,908	866,579
Accrued interest receivable	3,470	3,470	3,886	3,886

Financial liabilities:
Noninterest-bearing demand deposits	$101,226	$101,226	$89,529	$89,529
Interest-bearing deposits	756,963	760,273	763,333	755,391
Short-term borrowings	4,118	4,118	24,154	24,154
Federal Home Loan Bank advances	117,500	131,220	123,214	134,143
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,599	1,599	1,739	1,739

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

Note 10. Recent Accounting Pronouncements

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

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Note 11. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U. S. Department of the Treasury under the Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement the Company sold 24,000 shares of its Series A Fixed Rate Cumulative Preferred Stock to the Treasury for an aggregate purchase price of $24 million. This preferred stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9.0% starting at the beginning of the sixth year. As part of its purchase of the preferred stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant terminates at the expiration of ten years. Under the agreement with the Treasury, the Company is subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent.

Accounting for the issuance of preferred stock included entries to the equity portion of our balance sheet to recognize preferred stock at the full amount of the issuance, the warrant and discount on preferred stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At the time of issuance that discount rate was determined to be 12%. The fair value of the warrants of $950 thousand was calculated using the Black Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the preferred stock using a 12% discount rate was $14.4 million. The preferred stock discount determined by the allocation of discount to the warrants is being accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the preferred stock discount and the warrant is provided in the table below:

		2009
Warrants value
Preferred		$24,000,000
Price		$9.63
Warrants – shares		373,832
Value per warrant		$2.54

Fair value of warrants		$949,533

NPV of preferred stock
@ 12% discount rate
	(dollars in thousands)
	Fair Value	Relative Value %	Relative Value
$24 million 1/09/2009
NPV of preferred stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrants	950	6.2%	1,481

	$15,396	100.0%	$24,000

Note 12. Subsequent Events

The Company evaluated subsequent events that have occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

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

Internet Access to Corporate Documents

Information about the Company can be found on the website at http://www.snl.com/irweblinkx/docs.aspx?iid=1974273. The Company posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those documents as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). All such filings are available at no charge.

FORWARD-LOOKING STATEMENTS

Certain information contained in the discussion below and elsewhere in this report may include forward-looking statements. We caution you to be aware of the speculative nature of forward-looking statements. These statements are not guarantees of performance or results. Statements that are not historical in nature, including statements that include the words “may,” “anticipate,” “estimate,” “could,” “should,” “would,” “will,” “plan,” “predict,” “project,” “potential,” “expect,” “believe,” “intend,” “continue,” “assume” and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance. Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Form 10-Q, including the following:

•	the strength of the economy in our target market area, as well as general economic, market, or business conditions;

•

changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;

•	changes in interest rates;

•	the loss of any of our key personnel;

•	the high level of competition within the banking industry;

•	the level of net-charge offs on loans and the adequacy of our estimate for known and inherent losses in our loan portfolio;

•	our ability to manage growth;

•	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;

•	our ability to assess and manage our asset quality;

•	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;

•	our ability to maintain internal control over financial reporting;

•	our ability to raise capital as needed by our business;

•

our reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	the impact of implementing various accounting standards;

•	changes in laws, regulations and the policies of federal or state regulators and agencies; and the impact of implementing various accounting standards; and

•	other factors and circumstances described from time to time in our SEC filings, many of which are beyond our control.

All of the forward-looking statements made in this filing are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should also refer to risks detailed under the “Risk Factors” section included in the 2009 Form 10-K and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

We caution you that the above list of important factors is not all inclusive. These forward-looking statements are made as of the date of this report, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.

CRITICAL ACCOUNTING POLICIES

General

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance for impaired credits, the general allowance based on relevant risk factors and an unallocated reserve based on internal and external factors relating to internal asset quality characteristics and economic trends. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan.

The general allowance is the largest component of the total allowance and is determined by aggregating un-criticized loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) national and local economic trends, (6) concentrations of credit by individual credit size and by class of loans and (7) quality of loan review system.

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

Goodwill and Intangible Assets

ASC 805, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, we are required to record assets acquired, including identifiable intangible assets, and liabilities at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, we adopted ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of the accounting standards discontinue the amortization of goodwill and intangible assets with indefinite lives, but require at least an annual impairment review and more frequently if certain impairment indicators are evident.

Goodwill totaled $16.0 million at both June 30, 2010 and December 31, 2009. Based on the testing of goodwill for impairment, no impairment charges have been recorded. Core deposit intangible assets are being amortized over the expected benefit period, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $71 thousand and $215 thousand, at June 30, 2010 and December 31, 2009, respectively, and are included in other assets. This component of our intangible assets will be fully amortized as of September 30, 2010.

Share-Based Compensation

In December 2004, the FASB issued ASC 718-10, Stock Compensation. ASC 718-10 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the Black-Scholes model to estimate.

OVERVIEW

Eastern Virginia Bankshares, Inc., is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. Over the past two years, our company has struggled with the challenging economic environment and has focused on credit quality initiatives to position our company for growth once the economic climate improves. In 2008 and 2009, this focus was on investment securities including Fannie Mae and Freddie Mac preferred equity investments and trust preferred securities that were subject to other-than-temporary impairment and have been subsequently written off. While those issues have been resolved, the declining economic environment has significantly impacted the markets we serve and many of our customers have had difficulty meeting their financial obligations.

The primary driver for the results of the second quarter as well as the year to date results was the need to significantly increase our allowance for loan losses as a result of continued deterioration of credit quality in our loan portfolio. We believe the steps we have taken during the second quarter will significantly enhance the long term credit quality of our company and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the three months ended June 30, 2010 the following key points were significant factors in our reported loss of $6.0 million:

•	Provision expense for the allowance for loan losses of $12.6 million to fund possible losses in the loan portfolio.

•	Net charge offs of $6.04 million to write off uncollectible balances on nonperforming assets.

•	Security gains of $1.5 million resulting from adjustments in the composition of the investment portfolio.

•	Improvement in net interest income by $755 thousand over the same period ending in 2009.

The reported losses of $6.0 million and $4.6 million, respectively for the three and six months ended June 30, 2010 and the reported losses of $1.8 million and $1.0 million, respectively for the three and six months ended June 30, 2009 equate to the following performance metrics:

•

Return on Average Assets (ROA) of (2.3%) and (.98%), respectively for the three and six months ended June 30, 2010. This compares to ROA of (.78%) and (.33%), respectively for the three and six months ended June 30, 2009.

•

Return on Average Shareholder’s Equity (ROE) of (30.63%) and (13.13%), respectively for the three and six months ended June 30, 2010. This compares to ROE of (11.28%) and (4.07%), respectively for the three and six months ended June 30, 2009.

On a per share basis, the diluted and basic (loss) per common share (EPS) is ($1.06) and ($0.90), respectively for the three and six months ended June 30, 2010. This compares to an EPS of ($0.36) and ($0.30), respectively for the three and six months ended June 30, 2009.

We are not satisfied with these financial results and continue to focus on credit quality initiatives that we believe will ultimately result in an improvement in our asset quality and allow us to focus greater resources on growing our franchise and delivering financial results more consistent with our pre-recession performance. As detailed later in this document under the Asset Quality section, we continue to work on the timely resolution of our nonperforming assets but expect that additional charge offs will be likely. However, we believe that the loan loss reserves set aside during the most recent quarter will be sufficient to cover these issues under current economic conditions. Any further economic deterioration could possibly require the adjustment of our provision for loan losses to reserve against additional charge offs.

Financial Condition

(dollars in thousands)	June 30, 2010	December 31, 2009	Change $	Change %

Total assets	$1,099,814	$1,126,283	($26,469)	-2.4%
Investment securities	$149,897	$169,442	($19,545)	-11.5%
Loans, net	$844,120	$853,063	($8,943)	-1.0%
Deposits	$858,189	$852,862	$5,327	0.6%

Balance sheet composition has remained relatively stable during the first half of 2010. This is primarily the result of weak loan demand, increased charge-offs and payment curtailments on outstanding credits.

The investment portfolio has been reduced to restructure its composition and we have excess cash that can be deployed strategically as investment opportunities are available that are consistent with our overall asset liability management needs for the balance sheet as a whole.

Deposit initiatives have been successful and while the overall balance is only slightly above year end levels, the mix of our deposit products reflects success in growing core deposits while reducing our historic dependency on more volatile sources of time deposits. The following table demonstrates the effectiveness of our deposit gathering initiatives:

(dollars in thousands)	June 30, 2010	December 31, 2009	Change $	Change %

Noninterest-bearing deposits	$101,226	$89,529	$11,697	13.1%

Interest-bearing deposits	$756,963	$763,333	($6,370)	-0.8%

The growth in our lower cost deposits combined with the lower demand for loans allowed us to retire a $5.7 million FHLB advances upon maturity which reduced total FHLB borrowings from $123.2 million at December 31, 2009 to $117.5 million as of June 30, 2010.

Results of Operations

The net loss of $6.0 million for the quarter ended June 30, 2010 as discussed in the overview section was primarily driven by the large provision for loan losses that was necessitated by our deteriorating credit quality. Credit quality is receiving significant management attention to ensure that we have identified all credit problems at this time. Additional analysis and breakout of our nonperforming assets are presented later in this document under the Asset Quality section. The remainder of this analysis discusses the results of operations under the component sections of net interest income, noninterest income and noninterest expense.

Net Interest Income

Net interest income is the Company’s primary source of generating income. It represents the difference between what the Company pays for deposits and borrowings and the income that can be generated by the investments in loans and marketable securities. For the second quarter of 2010, net interest income, on a fully tax equivalent basis, increased $723 thousand or approximately 8.6% from the same period of last year. For the six month period ending June 30, also on a fully tax equivalent basis, net interest income increased $2.2 million, or 13.5% between 2009 and 2010.

The following tables (see page 27-28), which depict the June 30, 2010 and June 30, 2009 second quarter and year to date average balance sheet components and their corresponding income or expense amounts on a fully tax equivalent basis, are presented to analyze the key factors that drove net interest income. Those key factors are indentified in the paragraphs below.

Lower investment security balances in 2010 caused by the write off of trust preferred securities. For the second quarter the average investment balance declined by $31 million between 2009 and 2010. For the six month period the decline in average investment balances was $12.5 million.

Lower yielding assets caused by the lagging effects of asset re-pricing following cuts in interest rates during 2008 and 2009 were a significant factor in lower total interest income. On a fully tax equivalent basis for the quarter ended June 30, 2010, total interest income declined from $14.9 million to $13.6 million, a decrease of 8.7% from the quarter ended June 30, 2009. For the six month period, total interest income declined from $29.0 million to $27.4 million, a decrease of 5.4%. For the second quarter, the yield on total earning assets declined from 5.86% to 5.43% between 2009 and 2010. For the six month period, the yield declined from 5.82% to 5.51% between 2009 and 2010. Not included in these calculations are loans that are not accruing interest which has increased from $8.7 million at June 30, 2009 to $23.1 million at June 30, 2010 and has also contributed to the overall decline in total interest income. Average loan balances rose during the period which positively affected the income figures. The comparative impact of declining loan balances that have occurred during the second quarter of 2010 due to charge-offs, principal curtailments and weak loan demand will become evident in subsequent periods.

The decline in interest income was offset by a lower cost of funding thereby allowing us to produce the improved net interest margin performance. The lag in re-pricing of liabilities following the interest rate cuts in 2008 and 2009 were the primary factor affecting lower funding costs. For the quarter ended June 30, 2010, the cost of interest-bearing liabilities declined to 2.01% from 2.88% a year earlier, a decrease of 30.2%. For the six month period ending June 30, 2010, the cost of interest-bearing liabilities declined to 2.05% from 2.91% a year earlier, a decrease of 29.6%. Also affecting our overall cost of funding was a shift from interest-bearing deposits to noninterest-bearing deposits. We look to continue this trend of expanding our noninterest-bearing relationships to positively impact our cost of funding.

Noninterest Income

Noninterest income is comprised of all sources of other income with the exception of interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions and other general services. The following table depicts the variance in noninterest income for the three and six month periods ending June 30, 2010 and June 30, 2009.

Three month period ended, June 30	2010	2009	Variance $

Noninterest income	$3,116	($2,269)	$5,385

Six month period ended, June 30

Noninterest income	$5,240	($712)	$5,952

The significant improvement in this component was caused by three events:

•	In the second quarter of 2009, the Company recognized other-than-temporary impairment losses on Trust Preferred securities of $3.9 million;

•	During the first quarter of 2010, bank owned life insurance proceeds resulting from the death of a former officer were recorded in the amount of $604 thousand; and

•	During the second quarter of 2010, investment security sales generated gains of $1.5 million.

Recent enacted legislation has placed increased oversight and regulation on several key areas of noninterest income sources including fees that are charged to consumers for overdraft transactions and interchange fees that the Company realizes through debit card transactions. Management has closely followed the legislative process and began working with vendors to minimize any negative impact to this revenue stream. We believe that our actions have been successful to date and that we will not experience a decline in noninterest income related to the recently enacted laws and regulations. We will continue to monitor this area closely and look for ways to expand this area in the future. The key events detailed in the bullet points above that led to the significant shift in noninterest income from 2009 to 2010 are not part of our core business and are driven by factors that we cannot control. Accordingly, they are not likely to be recurring elements in this income source.

Noninterest Expense

This component includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses. The following table depicts the variance in noninterest expenses for the three and six month periods ending June 30, 2010 and June 30, 2009.

Three month period ended, June 30	2010	2009	Variance $

Noninterest expense	$8,771	$8,036	$735

Six month period ended, June 30

Noninterest expense	$16,656	$15,415	$1,241

The increase in the noninterest expense for the three and six month periods ending June 30, 2010 over the same periods of the prior year were caused by very similar factors. Significant among these drivers included:

•

Higher collection costs associated with a larger number of past due loans and nonperforming assets in 2010. Year to date, the year over year collection expense on these assets has increased $500 thousand;

•	Legal and professional expenses were also driven by increases in nonperforming assets which led to an increase of $200 thousand over the same year to date period in 2009;

•

Marketing and advertising costs were $200 thousand greater year to date in the current year as compared to the same period last year and were necessary to promote and celebrate the Company’s Centennial Anniversary in the second quarter;

•

FDIC assessments, the Company’s fee for deposit insurance declined year over year on a year to date comparison due to a special assessment of $500 thousand levied in the second quarter of 2009. However, excluding the special assessment, actual FDIC assessments increased by more than $400 thousand over the prior year. This trend of increased assessments is likely to continue for the foreseeable future and will present challenges to our ability to decrease overall noninterest expense; and

•

Salaries expense has increased in terms of real dollars as we have added additional positions to strengthen our management team. Increased regulatory burden resulting from the recently enacted Financial Regulatory Reform will likely necessitate additional hiring to satisfy regulatory requirements. Salaries expense is also impacted by the application of an accounting standard to defer certain salary amounts over the life of our loan originations to better match income and expense from those assets. Decreased loan demand during 2010 has resulted in lower originations that, on a comparative basis, have increased the period expense associated with salaries.

Management is currently targeting our control of noninterest expenses to enhance profitability during the economic downturn and to bring us more in line with our peer banks. The increased collection and legal expenses caused by deteriorating credit quality, increased regulatory burdens and higher FDIC assessments will make this initiative challenging in the near term. However, we must expend the necessary resources to improve our nonperforming assets ratios thereby allowing us to properly position our company for better economic periods where we can expand our franchise and return to a more normalized earnings performance.

Average Balances, Income and Expense, Yields and Rates (1)

	Three Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable, available for sale	$74,454	$761	4.10%	$100,461	$1,261	5.03%
Restricted securities	9,455	57	2.42%	8,941	40	1.79%
Tax exempt, available for sale (1)	41,202	595	5.79%	46,746	700	6.01%

Total securities	125,111	1,413	4.53%	156,148	2,001	5.14%
Interest bearing deposits with banks	43,045	20	0.19%	5,487	15	1.10%
Federal funds sold	849	—	0.00%	38,601	18	0.19%
Loans accruing interest (2)	834,280	12,143	5.84%	817,787	12,836	6.30%

Total earning assets	1,003,285	13,576	5.43%	1,018,023	14,870	5.86%
Less allowance for loan losses	(13,402)			(11,410)
Total non-earning assets	113,687			96,932

Total assets	$1,103,570			$1,103,545

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$223,573	$712	1.28%	$177,718	$754	1.70%
Savings	76,356	116	0.61%	73,688	136	0.74%
Money market savings	96,361	318	1.32%	88,759	363	1.64%
Large dollar certificates of deposit (3)	169,540	928	2.20%	181,673	1,607	3.55%
Other certificates of deposit	192,581	1,027	2.14%	243,247	2,159	3.56%

Total interest-bearing deposits	758,411	3,101	1.64%	765,085	5,019	2.63%
Federal funds purchased & REPO’s	2,598	9	1.39%	602	2	1.33%
Other borrowings	128,049	1,337	4.19%	134,470	1,443	4.30%

Total interest-bearing liabilities	889,058	4,447	2.01%	900,157	6,464	2.88%
Noninterest-bearing liabilities
Demand deposits	98,554			92,592
Other liabilities	8,956			10,580

Total liabilities	996,568			1,003,329

Shareholders’ equity	107,002			100,216

Total liabilities and shareholders’ equity	$1,103,570			$1,103,545

Net interest income		$9,129			$8,406

Interest rate spread (4)			3.42%			2.98%
Interest expense as a percent of average earning assets			1.78%			2.55%
Net interest margin (5)			3.65%			3.31%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the quarter is $182 thousand, compared to $214 thousand in the prior year.
(2)	Nonaccrual loans have been excluded in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates (1)

	Six Months ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities
Taxable	$85,851	$1,734	4.07%	$97,909	$2,540	5.23%
Restricted securities	9,199	62	1.36%	8,904	40	0.91%
Tax exempt (1)	43,072	1,233	5.77%	43,843	1,300	5.98%

Total securities	138,122	3,029	4.42%	150,656	3,880	5.19%
Interest bearing deposits with banks	31,161	59	0.38%	3,020	15	1.00%
Federal funds sold	811	1	0.25%	37,595	40	0.21%
Loans accruing interest (2)	834,534	24,342	5.88%	813,622	25,051	6.21%

Total earning assets	1,004,628	27,431	5.51%	1,004,893	28,986	5.82%
Less allowance for loan losses	(12,929)			(11,070)
Total non-earning assets	112,561			96,377

Total assets	$1,104,260			$1,090,200

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$221,938	$1,410	1.28%	$169,778	$1,471	1.75%
Savings	76,571	232	0.61%	72,750	285	0.79%
Money market savings	97,496	645	1.33%	80,050	782	1.97%
Large dollar certificates of deposit (3)	169,219	1,875	2.23%	182,070	3,253	3.60%
Consumer certificates of deposit	192,457	2,183	2.29%	246,801	4,122	3.37%

Total interest-bearing deposits	757,681	6,345	1.69%	751,449	9,913	2.66%
Federal funds purchased & REPO’s	5,220	28	1.08%	588	4	1.37%
Other borrowings	130,357	2,724	4.21%	135,926	2,916	4.33%

Total interest-bearing liabilities	893,258	9,097	2.05%	887,963	12,833	2.91%
Noninterest-bearing liabilities
Demand deposits	95,234			91,734
Other liabilities	9,165			10,956

Total liabilites	997,657			990,653
Shareholders’ equity	106,603			99,547

Total liabilities and shareholders’ equity	$1,104,260			$1,090,200

Net interest income		$18,334			$16,153

Interest rate spread (4)			3.46%			2.91%
Interest expense as a percent of average earning assets			1.83%			2.58%
Net interest margin (5)			3.68%			3.24%

Notes:

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%. The tax equivalent adjustment for the six months is $377 thousand, compared to $397 thousand in the prior year.
(2)	Nonaccrual loans have been excluded in the computations of average loan balances.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(4)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal income tax rate of 34%, expressed as a percentage of average earning assets.

Income Taxes

Income tax benefit for the quarter ended June 30, 2010 was $3.4 million compared to a benefit of $1.1 million in the same quarter of the prior year, a $2.3 million increase. For the six months ending June 30, 2010, the tax benefit was $3.3 million compared to a benefit of $973 thousand for the same period in 2009. The decrease in income tax expense was primarily the result of the increased provision for loan losses during 2010 and the impairment loss on securities taken in the second quarter of 2009.

ASSET QUALITY

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $41.7 million at June 30, 2010, $33.2 million at December 31, 2009 and $25.8 million at June 30, 2009. This number has increased over the last two years as a result of the continued economic downturn which has significantly increased unemployment and reduced the ability of many of our customers to keep their loans current. The economy and this increasing number of weaker loans, prompted management to raise the allowance for loan losses, which is now 2.37% of our period end loans compared to 1.38% at the same time in 2009.

Nonperforming assets are composed largely of loans secured by real estate (92%) and repossessed properties, as reflected in our OREO balance reported on the Consolidated Balance Sheets. At the end of the June 2010, OREO was $5.0 million compared to $4.1 million at year end 2009 and $4.3 million at the end of June 2009. Nonaccrual loans are $23.1 million at June 30, 2010, an increase of $3.8 million from $19.3 million at year end 2009 and an increase of $14.4 million from $8.7 million at June 30, 2009. Of the current $23.1 million balance in nonaccrual loans, $22.4 million is secured. Within these secured loans, $19.8 million are secured by real estate while $3.2 million are secured by various commercial equipment and inventories and accounts receivable. Of the real estate secured loans, $6.6 million are real estate construction, $5.4 million are residential real estate and $7.7 million are commercial properties.

At June 30, 2010, loans past due 90 days and still accruing interest were $4.3 million, an increase of $1.2 million from year end 2009 and a decrease of $4.3 million from a balance of $8.6 million at June 30, 2009. All of these loans, except for $35 thousand in credit card loans, are secured by real estate with no significant losses anticipated. The 90 day past due and still accruing category has been heavily impacted by a slow-down in scheduled payments on well secured residential mortgages that have little long-term loss exposure.

At June 30, 2010, our troubled debt restructuring (TDR) loans totaled $9.3 million, compared to $4.2 million at June 30, 2009, an increase of $5.1 million. In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty that we normally would not consider. These concessions are temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. The majority of the loans in this category are in compliance with their modified loan terms as of June 30, 2010.

While our real estate markets have been stable in the past with a very low historical loss experience, the present environment is very different from past experiences and losses from real estate loans are likely in the near term. There are some reports that real estate loans nationwide have started to stabilize, but each market is unique and management continues to closely monitor our markets and the status of collection efforts to properly identify and report nonperforming assets.

Loan charge-offs, net of recoveries, were $6.6 million for the six months ended June 30, 2010 compared to $705 thousand for the same period in 2009. The annualized ratio of net charge-offs to total average loans, net of unearned income, was 1.55% for the first six months of 2010, compared to 0.31% for the full year 2009 and 0.17% for the first six months of 2009. We anticipate that this charge-off rate will increase as the year progresses. Credit quality management continues to be our top priority. Loan officers, administrative staff and our collection department are maintaining close contact with our customers facing financial challenges, but charge-offs are inevitable in this environment. Management has taken aggressive steps to fund the allowance to a level it anticipates should cover potential losses and will continue to evaluate trends and conditions each month.

At June 30, 2010, the allowance for loan losses was $20.0 million, an increase of $7.8 million when compared to $12.2 million at December 31, 2009, and up $8.5 million when compared to $11.5 million at June 30, 2009. The increase in the allowance has been necessitated by the declining asset quality. The allowance is a reflection of potential losses inherent in the loan portfolio and not a forecast of current nonperforming loans and their respective potential losses. The ratio of the allowance for loan losses to total loans was 2.37% at June 30, 2010, 1.42% at year end 2009 and 1.38% at June 30, 2009. At this period end, the allowance for loan losses covers 86.7% of nonaccrual loans and 54.6% of nonperforming loans. The allowance for loan losses at June 30, 2010 includes $6.9 million in specific impaired loan reserves.

At June 30, 2010, the Company reported a balance of $26.9 million in impaired loans, a decrease of $2.5 million from $29.4 million at December 31, 2009. At June 30, 2010, impaired loans were composed of $18.2 million with specific reserves assigned and $8.6 million with no specific reserves assigned. The average balance of impaired loans for the six months ended June 30, 2010 was $27.1 million.

Nonperforming Assets (dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$23,133	$19,321	$8,741
Restructured loans	9,307	6,699	4,216
Loans past due 90 days and accruing interest	4,258	3,090	8,605

Total nonperforming loans	$36,698	$29,110	$21,562
Other real estate owned	4,972	4,136	4,284

Total nonperforming assets	$41,670	$33,246	$25,846

Nonperforming assets to total loans and other real estate owned	4.91%	3.88%	3.09%
Allowance for loan losses to nonaccrual loans	86.66%	62.91%	131.42%
Net charge-offs to average loans for the year	1.55%	0.31%	0.17%
Allowance for loan losses to period end loans	2.37%	1.42%	1.38%

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

At June 30, 2010, our interest-bearing deposits with banks and federal funds sold totaled $18.6 million which is a $1.3 million increase over the June 30, 2009 level. Our investment portfolio, at June 30, 2010, has $78.0 million in unpledged securities that could be liquidated to satisfy our liquidity needs. Our FHLB borrowings declined $5.7 million with a $5 million block maturing in the first quarter of 2010 and the pay out of $714 thousand for another instrument in the second quarter of this year. These were the only changes to our contractual obligations that would impact liquidity since our disclosure in the 2009 Form 10-K. At June 30, 2010, we had immediate available credit with the FHLB of $58.8 million and with nonaffiliated banks of $45.0 million. We continue to be in a strong liquidity position. See Note 5 to the Consolidated Financial Statements in the 2009 Form 10-K for further FHLB information.

There have been no material changes in off-balance sheet arrangements since the 2009 Form 10-K disclosure.

Management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

CAPITAL RESOURCES

For Tier 1 capital, our risk-based capital position at June 30, 2010 was $89.5 million, or 11.20% of risk-weighted assets, and $95.0 million, or 11.89% for total risk based capital. Our Tier 1 leverage ratio at June 30, 2010 was 8.30%. Our year end December 31, 2009 ratios were 11.60%, 12.29% and 9.08%, respectively. At June 30, 2009, these ratios were 10.99%, 11.54% and 9.72%, respectively and reflect the $24.0 million in preferred stock that was added to capital in the first quarter of 2009 through the Treasury’s Capital Purchase Program. The 2010 ratios have been influenced by a limitation on the amount of our allowance for loan losses that can be included in Tier 2 capital and the disallowance of a portion of our deferred tax asset.

Tier 1 capital consists primarily of common and preferred shareholders’ equity, while total risk based capital includes our trust preferred borrowing and a portion of the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk based capital standards, all banks and bank holding companies are required to have Tier 1 capital of at least 4% of leveraged assets, a Tier 1 risk based capital ratio of at least 8% and a total risk based capital ratio of 10%. Our capital levels exceed all regulatory definitions of “well capitalized”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2010, there were no legal proceedings against the Company. In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the other information set forth in this report, the matters discussed below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Changes in Laws and Regulation Could Result in Reduced Earnings. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. For example, the President recently signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may, among other things, affect our leverage limits and risk-based capital and liquidity requirements, require us to pay higher assessments, and restrict or increase the regulation of some of our business activities. We cannot determine the ultimate effect that legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.

Compliance with Evolving Regulations Applicable to Banks and Other Financial Services Companies May Impact Us in Ways that are Difficult to Predict. In light of current economic conditions, banks and other financial services companies will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. Evolving regulations, such as the Basel capital regime and liquidity related regulations, regulations that may be promulgated pursuant to the Dodd-Frank Act and other regulations that generate increased scrutiny of particular activities, such as anti-money laundering procedures and certain financial services and products, require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. We often must meet significant milestones in complying with these regulatory requirements. Failure to meet these requirements and milestones could significantly and negatively affect our business. In addition, our required regulatory capital may be affected by these or other regulatory or legislative initiatives, such as Basel capital initiatives, and regulations that may be promulgated pursuant to the Dodd-Frank Act, potentially resulting in changes to the cost and composition of our regulatory capital. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

International Financial System Risk May Increase. In the first half of 2010, concerns increased about the potential for defaults among sovereign debt issuers in the European debt markets. The Company has no significant direct exposure to these markets, but these risks have caused increased volatility in the world’s financial markets and there are increased risks of financial turmoil or systemic dysfunction that could affect the world’s financial markets. Such events could affect U.S. financial markets and potentially could cause future federal interventions in the U.S. or abroad, and could affect the debt ratings of other public and private debt issuers in addition to those in Europe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company’s Board of Directors gave authority to management to repurchase up to 5% of the outstanding shares of the Company’s common stock per calendar year based on the number of shares outstanding on December 31st of the preceding year. There have been no purchases of the Company’s common stock during 2010. There is also no stated expiration date for the Plan. In connection with the Company’s sale to the Treasury of its Series A Preferred Stock and Warrant under the Capital Purchase Program, there are limitations on the Company’s ability to purchase common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Company generally may not purchase any common stock without the consent of the Treasury.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.
(Registrant)

Date:	August 16, 2010	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2010	/s/ Douglas C. Haskett II
Douglas C. Haskett II
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)