Form 10-Q
period 2010-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2010-11-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2010 was 5,986,566.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Cash and due from banks	$11,960	$13,117
Interest bearing deposits with banks	14,763	15,571
Securities available for sale, at fair value	211,237	169,442
Restricted securities, at cost	10,344	8,941
Loans, net of allowance for loan losses of $18,398 and $12,155, respectively	784,999	840,908
Deferred income taxes	8,523	6,929
Bank premises and equipment, net	20,727	20,035
Accrued interest receivable	4,175	3,886
Other real estate owned, net of valuation allowance of $500 thousand and $0, respecitvely	8,310	4,136
Goodwill	15,970	15,970
Other assets	24,402	27,348

Total assets	$1,115,410	$1,126,283

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$97,395	$89,529
Interest-bearing deposits	749,641	763,333

Total deposits	847,036	852,862
Federal funds purchased and repurchase agreements	3,326	24,154
Short-term borrowings	25,000	—
Long-term borrowings	117,500	123,214
Trust preferred debt	10,310	10,310
Accrued interest payable	1,534	1,739
Other liabilities	8,217	8,806

Total liabilities	1,012,923	1,021,085

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 Stated Value 24,000 shares Fixed Rate Cumulative Perpetual Preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 5,986,564 and 5,966,662 including 17,600 and 28,400 nonvested shares, respectively	11,938	11,877
Surplus	19,258	18,965
Retained earnings	46,022	50,850
Warrant	1,481	1,481
Discount on preferred stock	(973)	(1,192)
Accumulated other comprehensive income (loss), net	761	(783)

Total shareholders’ equity	102,487	105,198

Total liabilities and shareholders’ equity	$1,115,410	$1,126,283

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30
	2010	2009	2010	2009
Interest and Dividend Income
Loans and fees on loans	$12,097	$12,316	$36,439	$37,367
Interest on investments:
Taxable interest income	1,017	1,159	2,734	3,699
Tax exempt interest income	388	510	1,244	1,413
Dividends	40	15	102	55
Interest on deposits with banks	26	44	102	59
Interest on federal funds sold	—	3	1	43

Total interest and dividend income	13,568	14,047	40,622	42,636

Interest Expense
Deposits	3,070	4,545	9,415	14,458
Federal funds purchased and repurchase agreements	19	3	47	7
Interest on borrowings	1,251	1,353	3,812	4,046
Interest on trust preferred debt	88	89	251	312

Total interest expense	4,428	5,990	13,525	18,823

Net interest income	9,140	8,057	27,097	23,813
Provision for Loan Losses	1,550	850	16,025	2,500

Net interest income after provision for loan losses	7,590	7,207	11,072	21,313

Noninterest Income (Loss)
Service charges and fees on deposit accounts	1,026	976	2,816	2,858
Debit/credit card fees	331	309	985	893
Gain on sale of available for sale securities, net	925	3	2,455	40
Other-than-temporary impairment losses on securities. (no additional amounts were recognized in other comprehensive income.)	—	(14,980)	(77)	(18,919)
Gain on sale of fixed assets	1	—	18	—
Gain on sale of other real estate owned	23	107	103	132
Impairment losses on other real estate owned	(500)	—	(500)	—
Gain on sale of loans	1,340	—	1,340	—
Gain on bank owned life insurance	—	—	604	—
Other operating income	381	385	1,023	1,084

Total noninterest income (loss)	3,527	(13,200)	8,767	(13,912)

Noninterest Expenses
Salaries and employee benefits	4,275	3,602	12,569	11,469
Occupancy and equipment expenses	1,237	1,272	3,866	3,807
Telephone	298	275	863	715
FDIC expense	818	300	1,838	1,407
Franchise tax expense	150	135	450	414
Data processing expense	199	227	668	616
Legal and professional expenses	282	248	1,016	784
Marketing and advertising	407	155	966	531
Lending expenses	695	266	1,595	660
Merger related expenses	—	218	—	526
Other operating expenses	638	632	1,824	1,816

Total noninterest expenses	8,999	7,330	25,655	22,745

Income (loss) before income taxes	2,118	(13,323)	(5,816)	(15,344)
Income Tax Expense (Benefit)	532	(4,805)	(2,769)	(5,778)

Net income (loss)	$1,586	$(8,518)	$(3,047)	$(9,566)
Effective dividend on preferred stock	373	372	1,119	1,086

Net income (loss) available to common shareholders	$1,213	$(8,890)	$(4,166)	$(10,652)

Income (loss) per common share: basic	$0.20	$(1.50)	$(0.70)	$(1.80)
diluted	$0.20	$(1.50)	$(0.70)	$(1.80)

Dividends per share, common	$0.01	$0.05	$0.11	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net (loss)	$(3,047)	$(9,566)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,671	1,713
Investment amortization, net	266	177
Provision for loan losses	16,025	2,500
(Gain) realized on available for sale securities transactions, net	(2,455)	(40)
Impairment charge on securities	77	18,919
(Gain) on sale of other real estate owned	(103)	(132)
Impairment on other real estate owned	500	—
(Gain) on sale of loans	(1,340)	—
Loss (gain) on LLC investment	110	(10)
(Gain) on sale of bank premises and equipment	(18)	—
Stock based compensation	174	191
Net change:
Other assets	99	(11,008)
Other liabilities	(788)	2,289

Net cash provided by operating activities	11,171	5,033

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	92,643	941
Proceeds from maturities, calls, and paydowns of securities available for sale	94,285	75,549
Purchase of securities available for sale	(224,213)	(86,183)
(Purchase) redemption of restricted securities, net	(1,403)	293
Net decrease (increase) in loans	6,734	(32,348)
Proceeds from sale of loans	27,767	—
Proceeds from sale of other real estate owned	2,385	2,837
Proceeds from sale of bank premises and equipment	18	—
Improvements to other real estate owned	(233)	(36)
Purchases of bank premises and equipment	(2,363)	(807)

Net cash (used in) investing activities	(4,380)	(39,754)

Cash Flows from Financing Activities
Net increase in noninterest bearing and interest-bearing demand deposits and savings accounts	25,043	75,063
Net (decrease) in certificates of deposit	(30,869)	(36,783)
Issuance of common stock under dividend reinvestment plan	131	230
Issuance of preferred stock to U. S. Treasury	—	24,000
Issuance of restricted stock	(6)	—
Director stock grant	43	54
Dividends declared - common and preferred stock	(1,556)	(2,260)
(Decrease) in federal funds purchased and repurchase agreements	(20,828)	(928)
Increase in short-term borrowings	25,000	—
(Decrease) in long-term borrowings	(5,714)	(10,714)

Net cash (used in) provided by financing activities	(8,756)	48,662

(Decrease) increase in cash and cash equivalents	(1,965)	13,941
Cash and cash equivalents
Beginning of period	28,688	13,214

End of period	$26,723	$27,155

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$13,730	$19,232
Unrealized gain on securities available for sale	$2,335	$1,500
Loans transferred to other real estate owned	$6,723	$5,822

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2010 and 2009

(dollars in thousands)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$11,798	$—	$18,456	$62,804	$(15,029)		$78,029
Comprehensive income:
Net (loss) for the nine months ended September 30, 2009				(9,566)		$(9,566)	(9,566)
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $2.6 million)						5,008
Reclassification adjustment (net of tax, $4.0 million)						7,779

Other comprehensive income					12,787	12,787	12,787

Total comprehensive income						$3,221

Issuance of preferred stock to U.S. Treasury		24,000					24,000
Cash dividends declared common and preferred				(2,260)			(2,260)
Preferred stock discount		216		(216)			—
Stock-based compensation			191				191
Director stock grant	13		41				54
Restricted common stock vested	1			(1)			—
Issuance of common stock under dividend reinvestment plan	48	—	182	—	—		230

Balance, September 30, 2009	$11,860	$24,216	$18,870	$50,761	$(2,242)		$103,465

Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198
Comprehensive (loss):
Net (loss) for the nine months ended September 30, 2010				(3,047)		$(3,047)	(3,047)
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $1.6 million)						3,164
Reclassification adjustment (net of tax, $835 thousand)						(1,620)

Other comprehensive income					1,544	1,544	1,544

Total comprehensive (loss)						$(1,503)

Cash dividends declared common and preferred				(1,556)			(1,556)
Preferred stock discount		219		(219)			—
Stock-based compensation			174				174
Director stock grant	13		30				43
Restricted common stock vested	6			(6)			—
Issuance of common stock under dividend reinvestment plan	42	—	89	—	—		131

Balance, September 30, 2010	$11,938	$24,508	$19,258	$46,022	$761		$102,487

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, EVB (the “Bank”), together with the Bank’s consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In addition, the Company owns EVB Statutory Trust I, which is an unconsolidated subsidiary. The subordinated debt owed to this trust is reported as a liability of the Company.

Nature of Operations

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

The Company, based in Tappahannock, Virginia is the parent company of EVB. EVB operates 25 retail branches in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King William, Lancaster, Middlesex, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. Subsidiaries of EVB include EVB Investments, EVB Mortgage and EVB Title. EVB also has a 100% ownership interest in Dunston Hall LLC, POS LLC and Tartan Holdings LLC, which were formed to hold the title to real estate acquired by EVB upon foreclosure on property of real estate secured loans. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

Basis of Presentation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the pension plan, the valuation of deferred taxes and goodwill impairment. In the opinion of management, the interim financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. Certain previously reported amounts have been reclassified to conform to current period presentation.

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results which may be expected for the year.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update

(“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (“SOX”), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that SOX Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Release No. 33-9142 was effective September 21, 2010. So long as the Company remains a smaller reporting company and does not qualify as an accelerated filer or a large accelerated filer, the Company will not be subject to the requirement of SOX Section 404(b) to include in its future annual reports on Form 10-K the auditor’s attestation regarding the Company’s internal control over financial reporting.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosure,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. The Company is currently assessing the impact that Release No. 33-9144 and the proposed Short-Term Borrowings Disclosure rule, if adopted, will have on its financial statements.

Note 2. Investment Securities

Our amortized cost and estimated fair values of securities at September 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$31,074	$—	$—	$31,074
SBA Pool securities	36,604	326	—	36,930
Agency mortgage-backed securities	40,820	208	12	41,016
Agency CMO securities	32,607	1,109	1	33,715
Non agency CMO securities	14,235	62	22	14,275
State and political subdivisions	49,195	2,069	214	51,050
Pooled trust preferred securities	547	31	—	578
FNMA and FHLMC preferred stock	77	5	19	63
Corporate securities	2,597	16	77	2,536

Total	$207,756	$3,826	$345	$211,237

(dollars in thousands)	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$34,180	$393	$51	$34,522
Agency mortgage-backed securities	39,774	1,712	5	41,481
Agency CMO securities	29,727	479	214	29,992
Non agency CMO securities	5,149	36	40	5,145
State and political subdivisions	47,938	775	641	48,072
Pooled trust preferred securities	632	56	—	688
FNMA and FHLMC preferred stock	77	49	—	126
Corporate securities	10,819	145	1,548	9,416

Total	$168,296	$3,645	$2,499	$169,442

There are no securities classified as “Held to Maturity” or “Trading.” Our mortgage-backed securities consist entirely of residential mortgage-backed securities. We do not hold any commercial mortgage backed securities. Our mortgage-backed securities are all agency backed and AAA-rated with no subprime issues.

Our pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. As of September 30, 2010, that security has an estimated fair value that is $31 thousand greater than its amortized cost after impairment. During the second quarter of 2010 we recognized an impairment charge in the amount of $77 thousand on our investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cashflow for the security as provided by Moody’s at June 30, 2010.

The amortized cost and estimated fair values of securities at September 30, 2010, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$32,801	$32,839
Due after one year through five years	39,084	39,200
Due after five years through ten years	92,682	94,400
Due after ten years	43,189	44,798

Total	$207,756	$211,237

Proceeds from the sales of securities available for sale for the nine months ended September 30, 2010 were $92.6 million, resulting in net realized gains of $2.5 million.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $60.8 million and an aggregate fair value of $62.7 million were pledged at September 30, 2010. Securities with an aggregate book value of $60.8 million and an aggregate fair value of $61.7 million were pledged at December 31, 2009.

Securities in an unrealized loss position at September 30, 2010, by duration of the period of the unrealized loss, are shown below.

	September 30, 2010
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$2,041	$12	$—	$—	$2,041	$12
Agency CMO securities	233	1	—	—	233	1
Non agency CMO securities	—	—	568	22	568	22
State and political subdivisions	—	—	1,785	214	1,785	214
FNMA and FHLMC preferred stock	51	19	—	—	51	19
Corporate securities	965	35	555	42	1,520	77

	$3,290	$67	$2,908	$278	$6,198	$345

There are 9 debt securities with fair values totaling $6.1 million considered temporarily impaired at September 30, 2010. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. These securities are income producing and do not exhibit credit stress that would lead to other-than-temporary impairment. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. There are 5 equity securities with a fair value of $51 thousand considered temporarily impaired at September 30, 2010. The Company has the intent and ability to hold these equity securities until a recovery of the unrealized loss and therefore does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Securities in an unrealized loss position at December 31, 2009, by duration of the period of the unrealized loss, are shown below.

	December 31, 2009
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$26,966	$51	$—	$—	$26,966	$51
Agency mortgage-backed securities	898	3	217	2	1,115	5
Agency CMO securities	13,174	214	—	—	13,174	214
Non agency CMO securities	—	—	760	40	760	40
State and political subdivisions	6,440	127	4,511	514	10,951	641
Corporate securities	860	140	5,914	1,408	6,774	1,548

	$48,338	$535	$11,402	$1,964	$59,740	$2,499

Corporate securities in an unrealized loss position for 12 months or more as of September 30, 2010 and December 31, 2009, are shown below.

September 30, 2010 (dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating	Excess Subordination	Security Priority
HSBC CPI Floating CPI + 255 basis points	$597	$555	$(42)	2013	5.86%	A3/A	none	senior

Total	$597	$555	$(42)

December 31, 2009 (dollars in thousands) Issuer	Amortized Cost Basis	Fair Value	Unrealized Loss	Maturity	Current Market Yield	Moody/S&P Credit Rating	Excess Subordination	Security Priority
HSBC CPI Floating CPI + 255 basis points	$599	$532	$(67)	2013	5.21%	A3/A	none	senior
SLM Corp Floating 1 Month CPI + 212.5 basis points	1,000	769	(231)	2013	7.49%	Ba1/BBB-	none	senior
SLM Corp Floating 1 Month CPI + 200 basis points	1,000	712	(288)	2014	8.72%	Ba1/BBB-	none	senior
SLM Corp Floating 1 Month CPI + 162 basis points	1,000	709	(291)	2014	8.54%	Ba1/BBB-	none	senior
Bear Stearns/J P Morgan Floating CPI + 145 basis points	1,000	987	(13)	2014	1.59%	Aa3/A+	none	senior
GMAC 6.25% Fixed Rate	500	411	(89)	2013	12.62%	CCC	none	senior
GMAC 6.15% Fixed Rate	1,500	1,091	(409)	2016	12.61%	CCC	none	senior
GMAC 6.875% Fixed Rate	723	703	(20)	2018	12.57%	CCC	none	senior

	$7,322	$5,914	$(1,408)

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Nine Months Ending September 30, 2010
Balance, beginning of period	$18,919
Adjustment for debt securities that were totally written off in 2009	(15,626)
Adjustment for 2009 impairment	(17)

Balance, beginning of period as restated	3,276
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	(2,937)

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $8.3 million and $7.5 million at September 30, 2010 and December 31, 2009, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock for parts of 2009 and 2010, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s available for sale securities portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$76,477	9.52%	$82,563	9.68%
Real estate - one to four family residential:
Closed end first and seconds	266,153	33.13%	297,675	34.89%
Home equity lines	92,487	11.51%	86,084	10.09%

Total real estate - one to four family residential	358,640	44.64%	383,759	44.98%
Real estate - multifamily residential	12,628	1.57%	8,141	0.95%
Real estate - construction:
One to four family residential	28,770	3.58%	36,930	4.33%
Other construction, land development and other land	55,043	6.85%	50,852	5.96%

Total real estate - construction	83,813	10.43%	87,782	10.29%
Real estate - farmland	7,975	1.00%	8,946	1.06%
Real estate - non-farm, non-residential:
Owner occupied	140,216	17.45%	150,119	17.60%
Non-owner occupied	83,236	10.36%	84,557	9.91%

Total real estate - non-farm, non-residential	223,452	27.81%	234,676	27.51%
Consumer	36,941	4.60%	42,416	4.97%
Other	3,474	0.43%	4,786	0.56%

Total loans	803,400	100.00%	853,069	100.00%

Less unearned income	(3)		(6)
Less allowance for loan losses	(18,398)		(12,155)

Loans, net	$784,999		$840,908

As of September 30, 2010 and December 31, 2009, loans with a carrying value of $358.6 million and $382.5 million, respectively, are pledged to the FHLB as collateral for borrowings.

Note 4. Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods presented:

(dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Balance at beginning of year	$12,155	$10,542	$10,542
Provision charged against income	16,025	4,200	2,500
Recoveries of loans charged off	244	407	348
Loans charged off	(10,026)	(2,994)	(2,026)

Balance at end of period	$18,398	$12,155	$11,364

Impaired loans are summarized as follows as of the dates indicated:

(dollars in thousands)	September 30, 2010	December 31, 2009
Impaired loans without a specific reserve	$24,427	$9,491
Impaired loans with a specific reserve	21,345	19,880

Allowance related to impaired loans	$6,482	$5,768

Average balance of impaired loans	$32,478	$21,794

Note 5. Deferred Income Taxes

As of September 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets of approximately $8.5 million and $6.9 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2010 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred for the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company has recorded income taxes receivable of approximately $3.7 million and $5.3 million, respectively, which are included in other assets on the accompanying consolidated balance sheets.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009
Land and improvements	$5,176	$5,171
Buildings and leasehold improvements	19,339	18,364
Furniture, fixtures and equipment	16,003	15,340
Construction in progress	1,905	1,252

	42,423	40,127
Less accumulated depreciation	(21,696)	(20,092)

Net balance	$20,727	$20,035

Note 7. Borrowings

Federal funds purchased and repurchase agreements. The Company has unsecured lines of credit with SunTrust Bank, Community Bankers Bank and Pacific Coast Bankers Bank for the purchase of federal funds in the amount of $20.0 million, $15.0 million and $5.0 million, respectively. These lines of credit have a variable rate based on the lending bank’s daily federal funds sold and are due on demand. Repurchase agreements are secured transactions and generally mature the day following the day sold. Customer repurchases are standard transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not use or have any open repurchase agreements with broker-dealers.

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2010 and year ended December 31, 2009:

Federal funds purchased (dollars in thousands)	September 30, 2010	December 31, 2009
Balance outstanding at period end	$—	$22,340
Maximum balance at any month end during the period	$6,850	$22,340
Average balance for the period	$2,707	$933
Weighted average rate for the period	0.88%	0.90%
Weighted average rate at period end	0.00%	0.83%

Repurchase agreements (dollars in thousands)	September 30, 2010	December 31, 2009
Balance outstanding at period end	$3,326	$1,814
Maximum balance at any month end during the period	$4,245	$2,016
Average balance for the period	$2,893	$792
Weighted average rate for the period	1.33%	1.26%
Weighted average rate at period end	1.34%	1.31%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2010 and year ended December 31, 2009:

Short-term borrowings (dollars in thousands)	September 30, 2010	December 31, 2009
Balance outstanding at period end	$25,000	$—
Maximum balance at any month end during the period	$25,000	$—
Average balance for the period	$733	$—
Weighted average rate for the period	0.48%	0.00%
Weighted average rate at period end	0.45%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at September 30, 2010 consist of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance. Long-term advances from the FHLB at December 31, 2009 consist of $117.5 million in convertible advances and $5.7 million in amortizing advances. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The Company utilizes long-term advances from the FHLB for two purposes: (a) to match funds for specific loans or investments as an interest rate risk management tool; and (b) for general funding of loan growth when the cost of borrowing is substantially below that of aggressive deposit funding.

The table below shows the maturity dates and potential call dates of long-term FHLB advances. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2010	$—	—	$85,000	4.37%
2011	—	—	9,000	2.44%
2013	10,000	2.42%	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

Our line of credit with the FHLB can equal up to 25% of our assets. This line of credit totaled $191.1 million with approximately $30.9 million available at September 30, 2010. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined short-term and long-term borrowings outstanding under the FHLB line of credit was $142.5 million at September 30, 2010 and $123.2 million at December 31, 2009.

Note 8. Earnings (Loss) Per Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on earnings (loss) per share otherwise available to common shareholders for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended
	September 30, 2010		September 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per common share	5,982,356	$0.20	5,926,293	$(1.50)
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings (loss) per common share	5,982,356	$0.20	5,926,293	$(1.50)

	Nine Months Ended
	September 30, 2010		September 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic (loss) per common share	5,973,167	$(0.70)	5,915,426	$(1.80)
Effect of dilutive securities, stock options	—	—	—	—

Diluted (loss) per common share	5,973,167	$(0.70)	5,915,426	$(1.80)

At September 30, 2010 and 2009, options to acquire 251,137 and 283,167 shares of common stock, respectively, were not included in computing diluted (loss) per common share because their effects were anti-dilutive.

Note 9. Stock Compensation Plans

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There are 67,418 shares still available to be granted as awards under the 2003 Plan.

On April 19, 2007, our shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance our ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. No awards have been issued under the 2007 Plan.

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

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants prior to the adoption of the new accounting standard in 2004 that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and nine months ended September 30, 2010 and 2009, stock option compensation expense was $45 thousand, $45 thousand, $136 thousand, and $171 thousand, respectively, and was included in salary and benefit expense.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award.

Stock option activity for the nine months ended September 30, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the Money Options (in thousands)

Outstanding at the beginning of the year	276,967	$19.45
Granted	—	—
Exercised	—	—
Forfeited	(25,830)	$17.52

Outstanding at September 30, 2010	251,137	$19.68	4.86	$—

Options exercisable at September 30, 2010	128,762	$21.30	3.25	$—

As of September 30, 2010, there was $144 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 1 year. There were no options granted in the nine months ended September 30, 2010 or 2009. There were no options exercised in the nine months ended September 30, 2010 or 2009.

We awarded 18,000 shares of restricted stock to employees on July 1, 2009. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of these restricted stock awards is performance based and will vest on June 30, 2012 if, and only if, the year ended December 31, 2011 financial achievements of the Company meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group. Performance based vesting is based on a sliding scale at various levels for performance at or above the 50th percentile of the peer group performance. We issued no restricted stock in 2008, but did grant 15,000 shares in December 2007, also with a 50/50 split between time based and performance based. Performance based shares of 6,500 from the 2007 awards were forfeited in the first quarter of 2010, while the remaining 1,000 performance based shares from the 2007 awards as well as 800 of the time based shares from the 2007 awards were forfeited in the second quarter of 2009 when a former executive officer left the Company. There are a total of 3,300 shares from the 2007 awards that are still outstanding and unvested and 3,400 shares have vested. On June 30, 2010, 2,200 shares of the time based portion of the 2009 restricted stock awards vested, leaving 2,300 shares outstanding and unvested. In addition, 1,500 performance based shares related to the 2009 awards were forfeited on June 30, 2010 when an executive officer of the Company retired. There are 14,300 shares of the 2009 awards outstanding and unvested at September 30, 2010.

Restricted stock activity for the nine months ended September 30, 2010 is summarized below:

Outstanding at the beginning of the year	28,400
Granted	—
Forfeited	(8,000)
Vested	(2,800)

Outstanding at September 30, 2010	17,600

At September 30, 2010, there was $38 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based awards will vest. Compensation is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $8.31 per share for the 2009 awards and $17.25 per share for the 2007 awards. For the three and nine months ended September 30, 2010 and 2009, restricted stock compensation expense of $7 thousand, $4 thousand, $38 thousand and $21 thousand, respectively was included in salary and benefit expense.

Note 10. Employee Benefit Plan – Pension

Components of net periodic benefit cost related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$146	$165	$438	$495
Interest cost	195	191	585	573
Expected return on plan assets	(237)	(179)	(711)	(537)
Amortization of prior service cost	5	5	15	15
Net loss	14	53	42	159

Net periodic benefit cost	$123	$235	$369	$705

We made our required 2009 fiscal year contribution to the pension plan in December 2009 in the amount of $941 thousand. We anticipate making a contribution of $780 thousand in the fourth quarter of 2010, an amount $288 thousand above the minimum required contribution for the year.

Note 11. Fair Value Measurements

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

GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the fair value hierarchy under GAAP based on these two types of inputs are as follows:

•	Level 1 – Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market.

GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2010.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Securities Available For Sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We obtain a single quote for all securities. Quotes for most securities are provided by our securities accounting and safekeeping correspondent bank which uses Reuters for securities other than municipals for which they use a pricing matrix. The correspondent also uses securities trader quotations for a small number of securities. Securities pricing for a single pooled trust preferred senior security is provided through another correspondent by Moody’s Analytics. We do not adjust any quotes or prices provided by these third party sources. We perform a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluate any substantial changes.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
		(dollars in thousands)
Assets
Securities available for sale	$—	$211,237	$—	$211,237

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
		(dollars in thousands)
Assets
Securities available for sale	$—	$169,442	$—	$169,442

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment of a financial asset).

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

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a non-recurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. We believe that the fair value component in our valuation of OREO follows the provisions of accounting standards.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
		(dollars in thousands)
Assets
Impaired loans	$—	$10,526	$4,337	$14,863
Other real estate owned	$—	$—	$8,310	$8,310

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

		(dollars in thousands)
Assets
Impaired loans	$—	$8,686	$5,426	$14,112
Other real estate owned	$—	$—	$4,136	$4,136

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities. For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. All securities prices are provided by independent third party vendors.

Restricted Securities. The carrying amount approximates fair value.

Loans. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

Deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using market rates for deposits of similar remaining maturities.

Short-Term Borrowings. The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings. The fair values of our long-term borrowings are estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest approximate fair value.

Off-Balance Sheet Financial Instruments. The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit are immaterial to fair value.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and short-term investments	$11,960	$11,960	$13,117	$13,117
Interest bearing deposits with banks	14,763	14,763	15,571	15,571
Securities available for sale	211,237	211,237	169,442	169,442
Restricted securities	10,344	10,344	8,941	8,941
Loans, net	784,999	817,643	840,908	866,579
Accrued interest receivable	4,175	4,175	3,886	3,886

Financial Liabilities:
Noninterest-bearing demand deposits	$97,395	$97,395	$89,529	$89,529
Interest-bearing deposits	749,641	761,872	763,333	755,391
Short-term borrowings	28,326	28,326	24,154	24,154
Long-term borrowings	117,500	134,143	123,214	134,143
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,534	1,534	1,739	1,739

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

Note 12. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement the Company sold 24,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock to the Treasury for an aggregate purchase price of $24 million. This preferred stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9% starting at the beginning of the sixth year. As part of its purchase of the preferred stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant terminates at the expiration of ten years. Under the agreement with the Treasury, the Company is subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent.

Accounting for the issuance of preferred stock included entries to the equity portion of our consolidated balance sheet to recognize preferred stock at the full amount of the issuance, the warrant and discount on preferred stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At the time of issuance that discount rate was determined to be 12%. The fair value of the warrant of $950 thousand was calculated using the Black Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the preferred stock using a 12% discount rate was $14.4 million. The preferred stock discount determined by the allocation of discount to the warrant is being accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the preferred stock discount and the warrant as of January 9, 2009 is provided in the tables below:

2009
Warrant Value
Preferred	$24,000,000
Price	$9.63
Warrant - shares	373,832
Value per warrant	$2.54

Fair value of warrant	$949,533

NPV of Preferred Stock

    @ 12% discount rate

	(dollars in thousands)
	Fair Value	Relative Value %	Relative Value

$24 million 1/09/2009
NPV of preferred stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481

	$15,396	100.0%	$24,000

Note 13. Trust Preferred Debt

On September 5, 2003, EVB Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 17, 2003, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $650 million. The Trust issued $310 thousand in common equity to the Company. The securities have a 3 month LIBOR indexed floating rate of interest. The interest rate at September 30, 2010 was 3.24%. The securities have a mandatory redemption date of September 17, 2033, and are subject to varying call provisions beginning September 17, 2008. The principal asset of the Trust is $10.31 million of our junior subordinated debt securities with the same maturity and interest rate structures as the trust preferred securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The total amount of trust preferred securities issued by the Trust can be included in our Tier 1 capital for all periods presented in this report.

Our obligations with respect to the issuance of the trust preferred securities constituted a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

Note 14. Capital Requirements

A comparison of the September 30, 2010 and December 31, 2009 capital ratios of the Company and the Bank, with the minimum regulatory guidelines is as follows:

As of September 30, 2010	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	12.41%	8.00%	—
Bank	11.72%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	11.75%	4.00%	—
Bank	9.71%	4.00%	6.00%

Leverage Ratio:
Company	8.49%	4.00%	—
Bank	7.01%	4.00%	5.00%

As of December 31, 2009	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	12.29%	8.00%	—
Bank	11.59%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	11.60%	4.00%	—
Bank	9.66%	4.00%	6.00%

Leverage Ratio:
Company	9.08%	4.00%	—
Bank	7.57%	4.00%	5.00%

Note 15. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about our major components of the results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the 2009 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Internet Access to Corporate Documents

Information about the Company can be found on the Company’s investor relations website at http://www.evb.org. The Company posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those documents as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). All such filings are available at no charge.

FORWARD-LOOKING STATEMENTS

Certain information contained in the discussion below and elsewhere in this report may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you to be aware of the speculative nature of forward-looking statements. These statements are not guarantees of performance, outcome or results. Statements that are not historical in nature, including statements that include the words “may,” “anticipate,” “estimate,” “could,” “should,” “would,” “will,” “plan,” “predict,” “project,” “potential,” “expect,” “believe,” “intend,” “continue,” “assume” and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) our future asset liability management strategy including our investment portfolio strategies, our asset funding strategies, our ability to improve the long-term credit quality of our asset portfolio, our ability to timely resolve our nonperforming assets in a manner favorable to us, our ability to continue to grow noninterest bearing deposits, the impact of increased government regulation on our ability to generate fees from our non-core business, the future level of FDIC assessments, our ability to control our non-interest expenses, including expenses relating to nonperforming assets, future contributions to our pension plan, and the industry and the markets in which we operate, they are not guarantees of future performance. Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Form 10-Q, including the following:

•	the strength of the economy in our target market area, as well as general economic, market, or business conditions;

•	potential defaults in the U.S. and international financial systems;

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

•

changes in laws, regulations and the policies of federal or state regulators and agencies, the cost of complying with changing laws, regulations and policies, and the impact of implementing various accounting standards; and

•	other factors and circumstances described from time to time in our SEC filings, many of which are beyond our control.

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should also refer to risks detailed under the “Risk Factors” section included in the 2009 Form 10-K and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

We caution you that the above list of important factors is not all inclusive. These forward-looking statements are made as of the date of this report, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.

CRITICAL ACCOUNTING POLICIES

General

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies with the greatest uncertainty and that require our most difficult, subjective or complex judgments affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are described below.

Allowance for Loan Losses

We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans

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

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. We regularly review each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

Other Real Estate Owned

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

Goodwill and Intangible Assets

Goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, we must make assumptions in order to determine the fair value of the respective assets. We completed the annual test for impairment during the fourth quarter of 2009 and determined there was no impairment to be recognized in 2009. If the underlying estimates and related assumptions change in the future, we may be required to record impairment charges.

Core deposit intangible assets are included in other assets and are being amortized on a straight-line basis over the expected benefit period, which ranges from 2.39 to 7.0 years. Core deposit intangibles, net of amortization, amounted to $0 thousand and $215 thousand at September 30, 2010 and December 31, 2009, respectively. Originated mortgage servicing rights, recognized in conjunction with our third quarter 2010 sale of 1-4 residential mortgage loans on a servicing retained basis, are included in other assets and are being amortized on a straight-line basis over the expected benefit period, which is 4.0 years. Mortgage servicing rights, net of amortization, amounted to $214 thousand at September 30, 2010.

Accounting for Income Taxes

Determining the Company’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Company’s tax returns are subject to audit by various tax authorities. Although we believe that the estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

For further information concerning accounting policies, refer to Item 15 “Exhibits, Financial Statement Schedules” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Eastern Virginia Bankshares, Inc., is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. Over the past three years, our Company has struggled with the challenging economic environment and has focused on credit quality initiatives to position our Company for growth once the economic climate improves. In 2008 and 2009, this focus was on investment securities including Fannie Mae and Freddie Mac preferred equity investments and trust preferred securities that were subject to other-than-temporary impairment and have been subsequently written off. While those issues have been resolved, the challenging economic environment has significantly impacted the markets we serve and many of our customers have had difficulty meeting their financial obligations. The challenging economic environment is impacting the credit quality of the loan portfolios at the vast majority of community banks, and generally credit quality is not expected to show broad-based improvement until all levels of the economy experience a resurgence of positive cash flows.

The primary driver for the Company’s results of the third quarter as well as the year to date was the need to significantly increase our allowance for loan losses as a result of continued deterioration of credit quality in our loan portfolio. We believe the steps we have taken during the first nine months of 2010 will significantly enhance the long term credit quality of our Company and properly position us to deliver stronger earnings as we move forward once the economic climate improves. As part of our overall strategy to proactively manage our Company through the challenging economic conditions that continue to affect us, during the third quarter of 2010 the Company successfully executed the sale of $27.8 million in 1-4 residential mortgage loans on a servicing retained basis. This sale had several benefits for our Company. First, the gain generated from the sale of these loans will allow us to more aggressively work through our more problematic loans. Second, it demonstrates that the Company can use our loan portfolio as a source of liquidity, which is critical in our difficult economic environment. Lastly, it reduced our overall exposure to 1-4 residential mortgage loans. Our senior management and board continue to evaluate various strategies that we believe will best position our Company for long-term success.

For the three months ended September 30, 2010 the following key points were significant factors in our reported net income of $1.6 million:

•	Provision expense for the allowance for loan losses of $1.6 million to fund possible losses in the loan portfolio.

•	Gain on sale of loans of $1.3 million.

•	Net charge-offs of $3.2 million to write off uncollectible balances on nonperforming assets.

•	Gain on sale of available for sale securities of $925 thousand resulting from adjustments in the composition of the investment portfolio.

•	Improvement in net interest income by $1.1 million over the same period ending in 2009.

•	Impairment losses of $500 thousand related to valuation adjustments on other real estate owned.

The reported net income of $1.6 million and net loss of $3.0 million, respectively, for the three and nine months ended September 30, 2010 and the reported losses of $8.5 million and $9.6 million, respectively, for the three and nine months ended September 30, 2009 equate to the following performance metrics:

•

On available common income, Annualized Return on Average Assets (ROA) of 0.44% and (0.50%), respectively, for the three and nine months ended September 30, 2010. This compares to ROA of (3.17%) and (1.30%), respectively, for the three and nine months ended September 30, 2009.

•

On available common income, Annualized Return on Average Shareholders’ Equity (ROE) of 6.24% and (6.90%), respectively, for the three and nine months ended September 30, 2010. This compares to ROE of (44.83%) and (16.87%), respectively, for the three and nine months ended September 30, 2009.

On a per share basis, the diluted and basic earnings (loss) per common share (EPS) are $0.20 and ($0.70), respectively, for the three and nine months ended September 30, 2010. This compares to an EPS of ($1.50) and ($1.80), respectively, for the three and nine months ended September 30, 2009.

We are not satisfied with these financial results and continue to focus on credit quality initiatives that we believe will ultimately result in an improvement in our asset quality and allow us to focus greater resources on growing our franchise and delivering financial results more consistent with our pre-recession performance. As detailed later in this report under the Asset Quality section, we continue to work on the timely resolution of our nonperforming assets but expect that additional charge-offs will be likely. However, we believe that the loan loss reserves set aside during the first nine months of 2010 should be sufficient to cover our known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of our provision for loan losses to reserve against additional charge-offs.

FINANCIAL CONDITION

(dollars in thousands)	September 30, 2010	December 31, 2009	Change $	Change %
Total assets	$1,115,410	$1,126,283	$(10,873)	-1.0%
Securities available for sale	211,237	169,442	41,795	24.7%
Loans	803,397	853,063	(49,666)	-5.8%
Deposits	847,036	852,862	(5,826)	-0.7%

Total assets have remained fairly stable during the first nine months of 2010. During the third quarter of 2010, however, the composition of our balance sheet changed dramatically. Loans have decreased as a result of weak loan demand, increased charge-offs, payment curtailments on outstanding credits and the aforementioned loan sale. The investment portfolio significantly increased during the third quarter as a result of our continued effort to restructure its composition, deploy excess cash strategically as investment opportunities are available and the reinvestment of the proceeds from the loan sale. The decline in net loans and increase in securities available for sale during the third quarter of 2010 are responsible for the significant majority of the changes to our balance sheet during the first nine months of 2010. As part of our overall asset liability management strategy, the Company is targeting our investment portfolio to be approximately 20% of our total assets. As of September 30, 2010, our investment portfolio was 18.9% of total assets.

While the Company’s deposit initiatives have been successful in bringing in noninterest and lower cost interest-bearing transactional account balances, the third quarter saw a further decrease in time deposits (certificates) resulting in a slight decrease in total deposit balances when compared to year end 2009. In the near term we will continue to focus on attracting lower cost funds; however, as the economy improves and loan demand increases, we are developing strategies to fix our funding at low rates over longer terms. The following table demonstrates the effectiveness of our initiatives to attract lower-cost deposits:

(dollars in thousands)	September 30, 2010	December 31, 2009	Change $	Change %
Noninterest-bearing deposits	$97,395	$89,529	$7,866	8.8%

Savings and interest-bearing transaction accounts	$413,528	$396,351	$17,177	4.3%
Time deposits	336,113	366,982	(30,869)	-8.4%

Interest-bearing deposits	$749,641	$763,333	$(13,692)	-1.8%

At September 30, 2010, our total outstanding borrowings, short-term and long-term, with the FHLB were $142.5 million, compared to $123.2 million at December 31, 2009. In anticipation of receiving the proceeds from the aforementioned loan sale, we borrowed $25.0 million in short-term advances from the FHLB which allowed us to acquire certain investment securities to lock in investment yields. Subsequent to quarter end, this borrowing was repaid. The growth in our lower cost deposits combined with the lower loan demand allowed us to also retire a $5.7 million long-term FHLB advance upon maturity earlier this year.

RESULTS OF OPERATIONS

As discussed in the Overview section, our results of operations for the three and nine months ended September 30, 2010 were primarily driven by the elevated provision for loan losses and were offset by our gains on the sale of loans and available for sale securities. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio. We remain very diligent and focused on the management of our credit quality and are fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this report under the Asset Quality section. The remainder of this analysis discusses the results of operations under the component sections of net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Net interest income is the Company’s primary source of income. It represents the difference between what the Company pays for deposits and borrowings and the income that can be generated by the investments in loans and marketable securities. Net interest income, on a fully taxable equivalent basis, for the third quarter of 2010, was $9.3 million, an increase of $1.0 million or 12.4% from the same period of last year. For the nine months ended September 30, 2010, net interest income, on a fully tax equivalent basis, was $27.6 million, an increase of $3.2 million, or 13.1% over the same period in 2009. Sequentially, net interest income, on a fully taxable equivalent basis, increased by $182 thousand or 2.0% between the second quarter of 2010 and the third quarter of 2010.

The following tables (see pages 30-31), which depict the September 30, 2010 and September 30, 2009 third quarter and year to date average balance sheet components and their corresponding income or expense amounts on a fully tax equivalent basis, are presented to identify the key factors that drove net interest income. Those key factors are analyzed in the paragraphs below.

For the third quarter the average securities balance declined by $2.7 million between 2009 and 2010. For the nine month period the decline in average securities balances from 2009 to 2010 was $9.2 million. The decrease on the quarterly basis has slowed compared to earlier in the year as we significantly increased the portfolio balance during the third quarter. In addition, we have also changed the composition of the securities balance. For the third quarter of 2010 as compared to the third quarter of 2009, taxable securities increased by $10.0 million, while tax exempt securities decreased by $13.2 million.

Lower yielding assets caused by the lagging effects of asset re-pricing following cuts in interest rates during 2008 and 2009 were a significant factor in lower total interest income. On a fully tax equivalent basis for the quarter ended September 30, 2010, total interest income declined from $14.3 million to $13.7 million, a decrease of 3.7% from the quarter ended September 30, 2009. For the nine month period, total interest income declined from $43.3 million to $41.2 million, a decrease of 4.8%. For the third quarter, the yield on total earning assets declined from 5.46% to 5.30% between 2009 and 2010. For the nine month period, the yield declined from 5.64% to 5.36% between 2009 and 2010. Included in these calculations are loans that are not accruing interest which have increased from $13.7 million at September 30, 2009 to $19.0 million at September 30, 2010. These loans depress the yield on our earning assets and have also contributed to the overall decline in total interest income. On a quarter over quarter and nine months over nine months basis, average loan balances have increased which has positively affected total interest income. However, the impact of declining loan balances due to weak demand, charge offs and the sale of 1-4 residential mortgage loans during the third quarter of 2010 will become more evident in subsequent periods.

The decline in interest income was offset by a lower cost of funding thereby allowing us to continue to generate the improved net interest margin performance. The lag in re-pricing of liabilities following the interest rate cuts in 2008 and 2009 were the primary factor affecting lower funding costs. For the quarter ended September 30, 2010, the cost of interest-bearing liabilities declined to 1.97% from 2.63% a year earlier, a decrease of 25.1%. For the nine month period ending September 30, 2010, the cost of interest-bearing liabilities declined to 2.02% from 2.82% a year earlier, a decrease of 28.4%. Also affecting our overall cost of funding was a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing deposits. In the near term, we look to continue this trend of expanding our noninterest-bearing relationships and non-maturity interest-bearing deposits to positively impact our cost of funding.

Average Balances, Income and Expense, Yields and Rates

	Three Months Ended September 30,
(dollars in thousands)	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$117,397	$1,017	3.44%	$107,392	$1,159	4.28%
Restricted securities	9,384	40	1.69%	8,941	15	0.67%
Tax exempt, available for sale (2)	37,671	559	5.88%	50,866	734	5.72%

Total securities	164,452	1,616	3.90%	167,199	1,908	4.53%
Interest bearing deposits with banks	24,948	26	0.41%	26,087	44	0.67%
Federal funds sold	694	—	0.00%	5,486	3	0.22%
Loans, net of unearned income (3)	838,784	12,097	5.72%	838,237	12,316	5.83%

Total earning assets	1,028,878	13,739	5.30%	1,037,009	14,271	5.46%
Less allowance for loan losses	(20,985)			(11,256)
Total non-earning assets	93,943			86,979

Total assets	$1,101,836			$1,112,732

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$233,088	$757	1.29%	$190,549	$632	1.32%
Savings	77,689	119	0.61%	74,581	133	0.71%
Money market savings	100,075	313	1.24%	85,676	293	1.36%
Large dollar certificates of deposit (4)	158,262	879	2.20%	179,478	1,512	3.34%
Other certificates of deposit	187,684	1,002	2.12%	236,891	1,975	3.31%

Total interest-bearing deposits	756,798	3,070	1.61%	767,175	4,545	2.35%
Federal funds purchased and repurchase agreements	6,356	19	1.19%	1,248	3	0.95%
Other borrowings	119,674	1,251	4.15%	123,929	1,353	4.33%
Trust preferred debt	10,310	88	3.39%	10,310	89	3.42%

Total interest-bearing liabilities	893,138	4,428	1.97%	902,662	5,990	2.63%
Noninterest-bearing liabilities
Demand deposits	98,586			93,068
Other liabilities	9,043			14,327

Total liabilities	1,000,767			1,010,057
Shareholders’ equity	101,069			102,675

Total liabilities and shareholders’ equity	$1,101,836			$1,112,732

Net interest income (2)		$9,311			$8,281

Interest rate spread (2)(5)			3.33%			2.83%
Interest expense as a percent of average earning assets			1.71%			2.29%
Net interest margin (2)(6)			3.59%			3.17%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $171 thousand adjustment for 2010 and a $224 thousand adjustment in 2009.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

Average Balances, Income and Expense, Yields and Rates

	Nine Months Ended September 30,
(dollars in thousands)	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$96,481	$2,734	3.79%	$101,105	$3,699	4.89%
Restricted securities	9,262	102	1.47%	8,916	55	0.82%
Tax exempt, available for sale (2)	41,252	1,792	5.81%	46,210	2,035	5.89%

Total securities	146,995	4,628	4.21%	156,231	5,789	4.95%
Interest bearing deposits with banks	29,067	102	0.47%	10,794	59	0.73%
Federal funds sold	772	1	0.17%	26,774	43	0.21%
Loans, net of unearned income (3)	850,368	36,439	5.73%	831,193	37,367	6.01%

Total earning assets	1,027,202	41,170	5.36%	1,024,992	43,258	5.64%
Less allowance for loan losses	(15,644)			(11,133)
Total non-earning assets	91,872			83,957

Total assets	$1,103,430			$1,097,816

Liabilities & Shareholders’ Equity:
Interest bearing deposits
Checking	$225,696	$2,167	1.28%	$176,778	$2,103	1.59%
Savings	76,948	351	0.61%	73,367	417	0.76%
Money market savings	98,365	958	1.30%	81,946	1,075	1.75%
Large dollar certificates of deposit (4)	165,527	2,753	2.22%	181,197	4,765	3.52%
Other certificates of deposit	190,848	3,186	2.23%	243,460	6,098	3.35%

Total interest-bearing deposits	757,384	9,415	1.66%	756,748	14,458	2.55%
Federal funds purchased and repurchase agreements	5,601	47	1.12%	810	7	1.16%
Other borrowings	119,922	3,812	4.25%	125,047	4,046	4.33%
Trust preferred debt	10,310	251	3.25%	10,310	312	4.05%

Total interest-bearing liabilities	893,217	13,525	2.02%	892,915	18,823	2.82%
Noninterest-bearing liabilities
Demand deposits	96,363			92,184
Other liabilities	9,112			12,116

Total liabilities	998,692			997,215
Shareholders’ equity	104,738			100,601

Total liabilities and shareholders’ equity	$1,103,430			$1,097,816

Net interest income (2)		$27,645			$24,435

Interest rate spread (2)(5)			3.34%			2.82%
Interest expense as a percent of average earning assets			1.76%			2.46%
Net interest margin (2)(6)			3.60%			3.19%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $548 thousand adjustment for 2010 and a $622 thousand adjustment in 2009.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income is comprised of all sources of other income with the exception of interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, ATM and credit card fees, other general services, earnings from other investments we own in part or in full, gains or losses from investments, and gains or losses on sales of investments, loans, fixed assets and other real estate owned. The following table depicts the variance in noninterest income for the three and nine month periods ended September 30, 2010 and September 30, 2009.

	Three Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	Change $	Change %
Noninterest income	$3,527	$(13,200)	$16,727	126.7%

	Nine Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	Change $	Change %
Noninterest income	$8,767	$(13,912)	$22,679	163.0%

The significant improvement in this component was caused by five events:

•

During the third quarter and first nine months of 2009, the Company recognized other-than-temporary impairment losses on trust preferred securities of $15.0 million and $18.9 million, respectively, while for the same periods of 2010 there were impairment losses of $0 and $77 thousand, respectively;

•	During the first quarter of 2010, bank owned life insurance proceeds resulting from the death of a former officer were recorded in the amount of $604 thousand;

•

During the third quarter and first nine months of 2010, sales of available for sale securities generated gains of $925 thousand and $2.5 million, respectively, while for the same periods in 2009 there were gains of $3 thousand and $40 thousand, respectively;

•	During the third quarter of 2010, the sale of 1-4 residential mortgage loans generated a gain of $1.3 million; and

•

During the third quarter of 2010, the Company recognized impairment losses related to valuation adjustments on other real estate owned of $500 thousand, partially offsetting the other noninterest income generated by the Company in the three and nine month periods ended September 30, 2010.

Recently enacted legislation has placed increased oversight and regulation on several key areas of noninterest income sources including fees that are charged to consumers for overdraft transactions and interchange fees that the Company realizes through debit card transactions. Management has closely followed the legislative process, is closely following the regulatory rulemaking process, and is working with vendors to minimize any negative impact to this revenue stream. We believe that our actions have been successful to date and that we will not experience a decline in noninterest income related to the recently enacted laws and related regulations. We will continue to monitor this area closely and look for ways to expand noninterest income in the future. The key events detailed in the bullet points above that led to the significant shift in noninterest income from 2009 to 2010 are not part of our core business and are partially driven by factors that we cannot control. Accordingly, many are not likely to be recurring elements in this income source. The Company’s management and board will continue to evaluate business opportunities outside of the Company’s core businesses, including sales of loans from the loan portfolio similar to the sale of 1-4 residential mortgage loans that the Company executed during the third quarter of 2010.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses. The following table depicts the variance in noninterest expenses for the three and nine month periods ended September 30, 2010 and September 30, 2009.

	Three Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	Change $	Change %
Noninterest expense	$8,999	$7,330	$1,669	22.8%

	Nine Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	Change $	Change %
Noninterest expense	$25,655	$22,745	$2,910	12.8%

The increase in the noninterest expense for the three and nine month periods ended September 30, 2010 over the same periods of the prior year were caused by very similar factors. Significant contributors to the increases included:

•

Higher collection costs associated with a larger number of past due loans and nonperforming assets in 2010 as compared to 2009. For the third quarter, the year over year collection expense on these assets has increased $449 thousand. For the first nine months, the year over year collection expense on these assets has increased $1.0 million;

•

Legal and professional expenses were also driven in 2010 by increases in nonperforming assets which led to an increase for the third quarter of $34 thousand and an increase for the first nine months of $232 thousand over the same periods in 2009;

•

Marketing and advertising costs were $252 thousand and $435 thousand greater during the third quarter and for the first nine months in the current year as compared to the same periods last year. These were necessary to promote and celebrate the Company’s Centennial Anniversary in the second quarter and attract deposits in the third quarter;

•

FDIC assessments, the Company’s cost for deposit insurance increased year over year for the third quarter and for the first nine months by $518 thousand and $431 thousand, respectively. Excluding the special assessment in the second quarter of 2009, actual FDIC assessments increased for the first nine months by more than $900 thousand over 2009. This trend of increased assessments is likely to continue for the foreseeable future and will present challenges to our ability to decrease overall noninterest expense; and

•

Salaries and employee benefits were $673 thousand and $1.1 million greater for the third quarter and for the first nine months in the current year as compared to the same periods last year. Salaries expense has increased as we have added additional positions to strengthen our management team. Increased regulatory burden resulting from recently enacted financial regulatory reforms will likely necessitate additional hiring to satisfy regulatory requirements. Salaries expense is also impacted by the application of an accounting standard to defer certain salary amounts over the life of our loan originations to better match income and expense from those assets. Decreased loan demand during 2010 has resulted in lower originations that, on a comparative basis, have increased the period expense associated with salaries.

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

Income Taxes

Income tax expense for the quarter ended September 30, 2010 was $532 thousand compared to a income tax benefit of $4.8 million in the same quarter of the prior year, a $5.3 million increase in income tax expense. For the nine months ended September 30, 2010, the income tax benefit was $2.8 million compared to an income tax benefit of $5.8 million for the same period in 2009. The decrease in income tax benefit from the first nine months of 2009 to the same period in 2010 was primarily the result of the Company’s pretax loss decreasing by approximately 62.1%.

ASSET QUALITY

Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans past due 90 days and still accruing interest and foreclosed properties, were $45.5 million at September 30, 2010, $33.2 million at December 31, 2009 and $28.8 million at September 30, 2009. This number has increased over the last two years as a result of the continued economic downturn which has significantly increased unemployment and reduced the ability of many of our customers to keep their loans current. The sluggish economy and the increasing number of weaker loans prompted management to raise the allowance for loan losses which is now 2.29% of our period end loans, compared to 1.42% at year end 2009 and 1.35% at the same time in 2009. The following table presents the key elements of nonperforming assets and key ratios related to these numbers.

Nonperforming Assets (dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans	$18,962	$19,321	$13,680
Restructured loans	10,251	6,699	4,852
Loans past due 90 days and accruing interest	7,982	3,090	6,525

Total nonperforming loans	$37,195	$29,110	$25,057
Other real estate owned	8,310	4,136	3,713

Total nonperforming assets	$45,505	$33,246	$28,770
Nonperforming assets to total loans and other real estate owned	5.61%	3.88%	3.39%
Allowance for loan losses to nonaccrual loans	97.03%	62.91%	83.07%
Net charge-offs to average loans for the year	1.54%	0.31%	0.27%
Allowance for loan losses to period end loans	2.29%	1.42%	1.35%

Nonperforming assets are composed largely of loans secured by real estate (92%) and repossessed properties, which are reflected in our OREO balance reported on the Consolidated Balance Sheets. As of September 30, 2010, OREO was $8.3 million, compared to $4.1 million at December 31, 2009 and $3.7 million at September 30, 2009.

Nonaccrual loans are $19.0 million at September 30, 2010, a decrease of $359 thousand from $19.3 million at year end 2009 and an increase of $5.3 million from the $13.7 million at September 30, 2009. Of the current $19.0 million in nonaccrual loans, $18.3 million is secured. Within these secured loans, $17.2 million are secured by real estate, while $1.1 million are secured by various commercial equipment, inventories and accounts receivable. Of the real estate secured loans, $6.5 million are real estate construction, $5.6 million are residential real estate and $5.1 million are commercial properties.

Troubled debt restructuring (“TDR”) loans are $10.3 million at September 30, 2010, an increase of $3.6 million from $6.7 million at year end 2009 and an increase of $5.4 million from the $4.9 million at September 30, 2009. In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty that we normally would not consider. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. The majority of the loans in this category are in compliance with their modified loan terms as of September 30, 2010.

Loans past due 90 days and still accruing interest were $8.0 million at September 30, 2010, an increase of $4.9 million from $3.1 million at year end 2009 and an increase of $1.5 million from the $6.5 million at September 30, 2009. As of September 30, 2010, all of these loans, except for $24 thousand in credit card loans, are secured by real estate with no significant losses anticipated. The 90 days past due and still accruing category has been heavily impacted by a slow-down in scheduled payments on well secured residential mortgages that have little long-term loss exposure.

While our real estate markets have been stable in the past with a very low historical loss experience, the present environment is very different from past experiences and additional losses from real estate loans are likely in the near term. There are some reports that real estate loans nationwide have started to stabilize, but each market is unique and management continues to closely monitor our markets and the status of collection efforts to properly identify and report nonperforming assets.

Loan charge-offs, net of recoveries, for the three and nine months ended September 30, 2010 were $3.2 million and $9.8 million, respectively, compared to $972 thousand and $1.7 million, respectively for the same periods of 2009. The annualized ratio of net charge-offs to total average loans, net of unearned income, was 1.51% and 1.54% for the three and nine months ended September 30, 2010, compared to 0.46% and 0.27% for the same periods of 2009. As we previously anticipated this charge-off rate has increased as the year has progressed. We expect this higher rate to continue for the foreseeable future given the current economic environment. Credit quality management continues to be our top priority. Loan officers, administrative staff and our collection department are maintaining close contact with our customers facing financial challenges, but charge-offs are inevitable in this environment. Management has taken aggressive steps to fund the allowance for loan losses to a level it anticipates should cover potential losses and will continue to evaluate trends and conditions each month.

At September 30, 2010, the allowance for loan losses was $18.4 million, an increase of $6.2 million when compared to $12.2 million at December 31, 2009, and up $7.0 million when compared to $11.4 million at September 30, 2009. The increase in the allowance was necessitated by the declining asset quality in our loan portfolio. The allowance is a reflection of potential losses inherent in the loan portfolio and not a forecast of current nonperforming loans and their respective potential losses. The ratio of the allowance for loan losses to total loans was 2.29% at September 30, 2010, 1.42% at December 31, 2009 and 1.35% at September 30, 2009. At September 30, 2010, the allowance for loan losses covers 97.03% of nonaccrual loans and 49.46% of nonperforming loans. The allowance for loan losses at September 30, 2010 includes $6.5 million in specific impaired loan reserves.

At September 30, 2010, the Company reported a balance of $45.8 million in impaired loans, an increase of $16.4 million from $29.4 million at December 31, 2009. At September 30, 2010, impaired loans were composed of $21.3 million with specific reserves assigned and $24.4 million with no specific reserves assigned. The average balance of impaired loans for the nine months ended September 30, 2010 was $32.5 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

CONTRACTUAL OBLIGATIONS

As of September 30, 2010, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations, including through either the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments and maturing investments. As a result of our management of liquid assets, and our ability to generate liquidity through liability funding, we believe that we maintain overall liquidity to satisfy our depositors’ requirements and to meet clients’ credit needs. We also take into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee (“ALCO”).

Cash, cash equivalents and federal funds sold totaled $26.7 million as of September 30, 2010 compared to $28.7 million as of December 31, 2009. At September 30, 2010, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $175.2 million or 15.71% of total assets, compared to $136.4 million or 12.11% of total assets at December 31, 2009.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $11.2 million, net cash used in investing activities was $4.4 million and net cash used in financing activities was $8.8 million for the nine months ended September 30, 2010. Combined, this contributed to a $2.0 million decrease in liquidity for the nine months ended September 30, 2010.

For information on our borrowings, refer to Note 7 included in the Notes to Interim Consolidated Financial Statements.

As of September 30, 2010, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2010, we have no material commitments or long-term debt for capital expenditures.

CAPITAL RESOURCES

We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are presented in Note 14 included in the Notes to Interim Consolidated Financial Statements.

CASH DIVIDENDS

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the nine months ended September 30, 2010 and 2009, no cash dividends have been paid from the Bank to the Company.

For the three and nine months ended September 30, 2010, the Company paid out cash dividends to common shareholders of $0.01 and $0.11 per share, respectively, as compared to $0.05 and $0.26 for the same periods of 2009. For the three and nine months ended September 30, 2010, the Company paid out cash dividends to preferred shareholders of $300 thousand and $900 thousand, respectively, as compared to $300 thousand and $720 thousand for the same periods of 2009. The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. In connection with the Company’s participation in the Treasury’s Capital Purchase Program, there are also limitations on the Company’s ability to pay quarterly cash dividends in excess of $0.16 per share prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock.

INFLATION

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. The effects of inflation on interest rates, loan demand and deposits are reflected in the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2010 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 or disclosed under Part II – Other Information, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company’s Board of Directors gave authority to management to repurchase up to 5% of the outstanding shares of the Company’s common stock per calendar year based on the number of shares outstanding on December 31st of the preceding year. There have been no repurchases of the Company’s common stock during 2010. There is no stated expiration date for the repurchase authorization. In connection with the Company’s sale to the

Treasury of its Series A Preferred Stock and Warrant under the Capital Purchase Program, there are limitations on the Company’s ability to repurchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to such time, the Company generally may not repurchase any of its common stock without the consent of the Treasury.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009)

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009)

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date: November 15, 2010	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/ Douglas C. Haskett II
Douglas C. Haskett II
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)