Form 10-Q
period 2011-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2011-05-16
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2011 was 5,998,237.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)

Assets:
Cash and due from banks	$11,894	$11,038
Interest bearing deposits with banks	9,957	10,298
Federal funds sold	961	1,495
Securities available for sale, at fair value	219,567	246,120
Restricted securities, at cost	10,344	10,344
Loans, net of allowance for loan losses of $26,328 and $25,288, respectively	739,759	749,486
Deferred income taxes, net	12,493	12,600
Bank premises and equipment, net	21,471	20,757
Accrued interest receivable	4,232	4,281
Other real estate owned, net of valuation allowance of $936 and $928, respectively	11,240	11,617
Goodwill	15,970	15,970
Other assets	24,233	25,324

Total assets	$1,082,121	$1,119,330

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$99,036	$97,122
Interest-bearing deposits	750,493	771,024

Total deposits	849,529	868,146
Federal funds purchased and repurchase agreements	2,478	2,464
Short-term borrowings	5,500	25,000
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,389	1,451
Other liabilities	2,576	3,041

Total liabilities	989,282	1,027,912

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 stated value 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 5,998,237 and 5,993,577 including 16,500 nonvested shares in 2011 and 2010, respectively	11,964	11,954
Surplus	19,346	19,302
Retained earnings	38,284	37,884
Warrant	1,481	1,481
Discount on preferred stock	(826)	(900)
Accumulated other comprehensive (loss), net	(1,410)	(2,303)

Total shareholders’ equity	92,839	91,418

Total liabilities and shareholders’ equity	$1,082,121	$1,119,330

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest and Dividend Income
Loans and fees on loans	$10,856	$12,199
Interest on investments:
Taxable interest income	1,388	973
Tax exempt interest income	382	444
Dividends	66	5
Interest on deposits with banks	6	39

Total interest and dividend income	12,698	13,660

Interest Expense
Deposits	2,621	3,244
Federal funds purchased and repurchase agreements	8	19
Short-term borrowings	6	—
Long-term borrowings	1,174	1,306
Trust preferred debt	81	81

Total interest expense	3,890	4,650

Net interest income	8,808	9,010
Provision for Loan Losses	2,000	1,850

Net interest income after provision for loan losses	6,808	7,160

Noninterest Income
Service charges and fees on deposit accounts	935	862
Debit/credit card fees	324	295
Gain on sale of available for sale securities, net	193	13
Gain on sale of bank premises and equipment	256	—
Gain on bank owned life insurance	—	604
Other operating income	383	319

Total noninterest income	2,091	2,093

Noninterest Expenses
Salaries and employee benefits	4,090	3,990
Occupancy and equipment expenses	1,213	1,278
Telephone	265	274
FDIC expense	497	468
Consultant fees	274	143
Collection, repossession and other real estate owned	453	348
Marketing and advertising	211	192
Loss (gain) on sale of other real estate owned	247	(31)
Impairment losses on other real estate owned	152	—
Other operating expenses	1,098	1,192

Total noninterest expenses	8,500	7,854

Income before income taxes	399	1,399
Income Tax Expense (Benefit)	(75)	65

Net Income	$474	$1,334
Effective dividend on preferred stock	374	372

Net income available to common shareholders	$100	$962

Income per common share: basic	$0.02	$0.16
diluted	$0.02	$0.16

Dividends per share, common	$—	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands, except per share amounts)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198
Comprehensive income:
Net income for the three months ended March 31, 2010				1,334		$1,334	1,334
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $353)						625
Reclassification adjustment (net of tax, $5)						(8)

Other comprehensive income					617	617	617

Total comprehensive income						$1,951

Cash dividends - common ($0.05 per share)				(298)			(298)
Cash dividends - preferred				(300)			(300)
Preferred stock discount		72		(72)			—
Stock based compensation			55				55
Issuance of common stock under dividend reinvestment plan	14	—	38	—	—		52

Balance, March 31, 2010	$11,891	$24,361	$19,058	$51,514	$(166)		$106,658

Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)		$91,418
Comprehensive income:
Net income for the three months ended March 31, 2011				474		$474	474
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax, $525)						1,020
Reclassification adjustment (net of tax, $66)						(127)

Other comprehensive income					893	893	893

Total comprehensive income						$1,367

Preferred stock discount		74		(74)			—
Stock based compensation			32				32
Issuance of common stock under dividend reinvestment plan	10	—	12	—	—		22

Balance, March 31, 2011	$11,964	$24,655	$19,346	$38,284	$(1,410)		$92,839

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$474	$1,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	1,850
Depreciation and amortization	519	553
Stock based compensation	32	55
Net amortization of premiums and accretion of discounts on securities available for sale	547	61
(Gain) realized on securities available for sale transactions, net	(193)	(13)
(Gain) on sale of bank premises and equipment	(256)	—
Loss (gain) on sale of other real estate owned	247	(31)
Impairment on other real estate owned	152	—
Loss on LLC investment	11	14
Deferred income taxes	(352)	(16)
Net change in:
Accrued interest receivable	49	188
Other assets	1,080	1,106
Accrued interest payable	(62)	(110)
Other liabilities	(465)	(1,141)

Net cash provided by operating activities	3,783	3,850

Investing Activities:
Purchase of securities available for sale	(13,892)	(22,540)
Purchases of bank premises and equipment	(1,276)	(239)
Improvements to other real estate owned	(150)	(43)
Net change in loans	5,827	(7,101)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	28,422	32,831
Sales of securities available for sale	13,021	21,799
Sale of bank premises and equipment	299	—
Sale of other real estate owned	2,028	991

Net cash provided by investing activities	34,279	25,698

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(10,704)	5,718
Time deposits	(7,913)	(3,613)
Federal funds purchased and repurchase agreements	14	(21,926)
Short-term borrowings	(19,500)	—
Long-term borrowings	—	(5,000)
Issuance of common stock under dividend reinvestment plan	22	52
Dividends paid - common	—	(298)
Dividends paid - preferred	—	(300)

Net cash used in financing activities	(38,081)	(25,367)

Net (decrease) increase in cash and cash equivalents	(19)	4,181
Cash and cash equivalents, January 1	22,831	28,688

Cash and cash equivalents, March 31	$22,812	$32,869

Supplemental disclosure:
Interest paid	$3,952	$4,760
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$1,352	$965
Loans transferred to other real estate owned	$1,900	$519

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this trust is reported as a liability of the Parent.

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an Independent Contractor Agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement the Company will advise and consult with Southern Trust Mortgage, LLC and facilitate the marketing and brand recognition of their mortgage business. In addition, the Company will provide Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at these locations during normal work hours. For its services, the Company shall receive fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1,000, which is adjustable on a quarterly basis going forward. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sells title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. The Bank has a 2.33% ownership in Virginia Bankers Insurance Center, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to us as a whole and are not considered principal activities of the Company at this time. The Company’s stock trades on the NASDAQ Global Market under the symbol EVBS.

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2011 presentation. These reclassifications have no effect on previously reported net income.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at March 31, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$3,983	$—	$203	$3,780
SBA Pool securities	60,478	81	655	59,904
Agency mortgage-backed securities	56,688	59	483	56,264
Agency CMO securities	41,419	71	274	41,216
Non agency CMO securities	10,586	50	92	10,544
State and political subdivisions	45,120	171	1,004	44,287
Pooled trust preferred securities	542	112	—	654
FNMA and FHLMC preferred stock	77	209	—	286
Corporate securities	2,596	36	—	2,632

Total	$221,489	$789	$2,711	$219,567

(dollars in thousands)	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$23,982	$—	$153	$23,829
SBA Pool securities	62,685	39	834	61,890
Agency mortgage-backed securities	46,780	32	528	46,284
Agency CMO securities	41,855	26	404	41,477
Non agency CMO securities	12,093	62	113	12,042
State and political subdivisions	58,780	224	1,658	57,346
Pooled trust preferred securities	545	26	—	571
FNMA and FHLMC preferred stock	77	16	4	89
Corporate securities	2,597	30	35	2,592

Total	$249,394	$455	$3,729	$246,120

There are no securities classified as “Held to Maturity” or “Trading” at March 31, 2011 or December 31, 2010. Our mortgage-backed securities consist entirely of residential mortgage-backed securities. We do not hold any commercial mortgage-backed securities. Our mortgage-backed securities are all agency backed and AAA-rated with no subprime issues.

Our pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. As of March 31, 2011, that security has an estimated fair value that is $112 thousand greater than its amortized cost after impairment.

The amortized cost and estimated fair values of securities at March 31, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,739	$3,826
Due after one year through five years	74,132	73,696
Due after five years through ten years	121,874	120,403
Due after ten years	21,744	21,642

Total	$221,489	$219,567

Proceeds from the sales of securities available for sale for the three months ended March 31, 2011 and 2010 were $13.0 million and $21.8 million, respectively. Net realized gains on the sales of securities available for sale for the three months ended March 31, 2011 and 2010 were $193 thousand and $13 thousand, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $100.1 million and an aggregate fair value of $99.1 million were pledged at March 31, 2011. Securities with an aggregate book value of $102.1 million and an aggregate fair value of $100.7 million were pledged at December 31, 2010.

Securities in an unrealized loss position at March 31, 2011, by duration of the period of the unrealized loss, are shown below.

	March 31, 2011
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$3,780	$203	$—	$—	$3,780	$203
SBA Pool securities	47,778	655	—	—	47,778	655
Agency mortgage-backed securities	42,376	483	—	—	42,376	483
Agency CMO securities	25,715	274	—	—	25,715	274
Non agency CMO securities	7,661	77	444	15	8,105	92
State and political subdivisions	28,993	906	491	98	29,484	1,004

Total	$156,303	$2,598	$935	$113	$157,238	$2,711

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to the current adverse economic conditions and associated credit deterioration. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regards to its securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain securities in unrealized loss positions, the Company will enlist independent third-party firms to prepare cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Based on the Company’s evaluation, management does not believe any unrealized loss at March 31, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and not credit deterioration. At March 31, 2011, there are 86 debt securities with fair values totaling $157.2 million considered temporarily impaired. Of these debt securities, 83 with fair values totaling $156.3 million were in an unrealized loss position of less than 12 months and 3 with fair values totaling $935 thousand were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized. At March 31, 2011, there are no equity securities in an unrealized loss position.

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

As of March 31, 2011 and December 31, 2010, there were no corporate securities in an unrealized loss position for 12 months or more.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Three Months Ending March 31, 2011
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $8.3 million at March 31, 2011 and December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock for parts of 2010 and because the FHLB generated positive net income for each quarterly period beginning January 1, 2010 and ending March 31, 2011, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$72,190	9.42%	$72,790	9.39%
Real estate - one to four family residential:
Closed end first and seconds	259,082	33.82%	260,442	33.62%
Home equity lines	95,750	12.50%	93,387	12.05%

Total real estate - one to four family residential	354,832	46.32%	353,829	45.67%
Real estate - multifamily residential	11,270	1.47%	11,682	1.51%
Real estate - construction:
One to four family residential	21,393	2.79%	25,454	3.29%
Other construction, land development and other land	49,394	6.45%	50,841	6.56%

Total real estate - construction	70,787	9.24%	76,295	9.85%
Real estate - farmland	8,953	1.17%	8,304	1.07%
Real estate - non-farm, non-residential:
Owner occupied	131,093	17.11%	134,186	17.32%
Non-owner occupied	80,764	10.54%	78,396	10.12%

Total real estate - non-farm, non-residential	211,857	27.65%	212,582	27.44%
Consumer	32,950	4.31%	36,000	4.65%
Other	3,250	0.42%	3,294	0.42%

Total loans	766,089	100.00%	774,776	100.00%

Less unearned income	(2)		(2)
Less allowance for loan losses	(26,328)		(25,288)

Loans, net	$739,759		$749,486

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$601	$57	$393	$1,051	$71,139	$72,190
Real estate - one to four family residential:
Closed end first and seconds	6,145	3,169	5,709	15,023	244,059	259,082
Home equity lines	809	449	893	2,151	93,599	95,750

Total real estate - one to four family residential	6,954	3,618	6,602	17,174	337,658	354,832
Real estate - multifamily residential	—	—	—	—	11,270	11,270
Real estate - construction:
One to four family residential	1,145	—	672	1,817	19,576	21,393
Other construction, land development and other land	155	259	2,082	2,496	46,898	49,394

Total real estate - construction	1,300	259	2,754	4,313	66,474	70,787
Real estate - farmland	190	52	—	242	8,711	8,953
Real estate - non-farm, non-residential:
Owner occupied	1,500	194	948	2,642	128,451	131,093
Non-owner occupied	7,637	—	3,475	11,112	69,652	80,764

Total real estate - non-farm, non-residential	9,137	194	4,423	13,754	198,103	211,857
Consumer	340	484	795	1,619	31,331	32,950
Other	—	—	—	—	3,250	3,250

Total loans	$18,522	$4,664	$14,967	$38,153	$727,936	$766,089

*	For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$978	$423	$474	$1,875	$70,915	$72,790
Real estate - one to four family residential:
Closed end first and seconds	6,262	3,182	6,319	15,763	244,679	260,442
Home equity lines	629	80	854	1,563	91,824	93,387

Total real estate - one to four family residential	6,891	3,262	7,173	17,326	336,503	353,829
Real estate - multifamily residential	—	—	—	—	11,682	11,682
Real estate - construction:
One to four family residential	1,182	202	921	2,305	23,149	25,454
Other construction, land development and other land	638	—	3,435	4,073	46,768	50,841

Total real estate - construction	1,820	202	4,356	6,378	69,917	76,295
Real estate - farmland	—	188	—	188	8,116	8,304
Real estate - non-farm, non-residential:
Owner occupied	1,054	549	810	2,413	131,773	134,186
Non-owner occupied	—	128	3,903	4,031	74,365	78,396

Total real estate - non-farm, non-residential	1,054	677	4,713	6,444	206,138	212,582
Consumer	1,073	91	412	1,576	34,424	36,000
Other	2	—	—	2	3,292	3,294

Total loans	$11,818	$4,843	$17,128	$33,789	$740,987	$774,776

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans	$25,657	$25,858
Loans past due 90 days and accruing interest	951	1,836
Restructured loans (accruing)	4,016	2,411

At March 31, 2011 and December 31, 2010, there were approximately $10.5 million and $6.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at March 31, 2011 and December 31, 2010.

	Nonaccrual		Over 90 Days Past Due and Accruing
(dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Commercial, industrial and agricultural	$691	$446	$—	$—
Real estate - one to four family residential:
Closed end first and seconds	8,581	8,337	318	997
Home equity lines	795	664	148	190

Total real estate - one to four family residential	9,376	9,001	466	1,187
Real estate - construction:
One to four family residential	651	564	151	437
Other construction, land development and other land	6,329	7,437	—	148

Total real estate - construction	6,980	8,001	151	585
Real estate - farmland	187	—	—	—
Real estate - non-farm, non-residential:
Owner occupied	4,100	3,981	250	—
Non-owner occupied	3,601	4,030	—	—

Total real estate - non-farm, non-residential	7,701	8,011	250	—
Consumer	722	399	84	64

Total loans	$25,657	$25,858	$951	$1,836

The following table presents commercial loans by credit quality indicator at March 31, 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$55,667	$9,627	$6,186	$74	$636	$72,190
Real estate - multifamily residential	10,186	1,084	—	—	—	11,270
Real estate - construction:
One to four family residential	18,581	397	1,376	80	959	21,393
Other construction, land development and other land	10,927	10,627	10,368	137	17,335	49,394

Total real estate - construction	29,508	11,024	11,744	217	18,294	70,787
Real estate - farmland	7,112	1,076	765	—	—	8,953
Real estate - non-farm, non-residential:
Owner occupied	78,099	32,477	7,373	189	12,955	131,093
Non-owner occupied	45,090	13,842	9,840	—	11,992	80,764

Total real estate - non-farm, non-residential	123,189	46,319	17,213	189	24,947	211,857

Total commercial loans	$225,662	$69,130	$35,908	$480	$43,877	$375,057

The following table presents commercial loans by credit quality indicator at December 31, 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$58,812	$8,187	$5,228	$114	$449	$72,790
Real estate - multifamily residential	10,591	1,091	—	—	—	11,682
Real estate - construction:
One to four family residential	22,642	613	1,434	231	534	25,454
Other construction, land development and other land	17,361	4,485	10,561	156	18,278	50,841

Total real estate - construction	40,003	5,098	11,995	387	18,812	76,295
Real estate - farmland	6,915	608	781	—	—	8,304
Real estate - non-farm, non-residential:
Owner occupied	79,335	35,989	10,185	267	8,410	134,186
Non-owner occupied	48,271	12,570	5,232	—	12,323	78,396

Total real estate - non-farm, non-residential	127,606	48,559	15,417	267	20,733	212,582

Total commercial loans	$243,927	$63,543	$33,421	$768	$39,994	$381,653

At March 31, 2011 and December 31, 2010, the Company does not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at March 31, 2011.

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$247,215	$11,867	$259,082
Home equity lines	94,857	893	95,750

Total real estate - one to four family residential	342,072	12,760	354,832
Consumer	32,155	795	32,950
Other	3,250	—	3,250

Total consumer loans	$377,477	$13,555	$391,032

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2010.

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$248,210	$12,232	$260,442
Home equity lines	92,533	854	93,387

Total real estate - one to four family residential	340,743	13,086	353,829
Consumer	35,588	412	36,000
Other	3,294	—	3,294

Total consumer loans	$379,625	$13,498	$393,123

The following table summarizes the activity in our allowance for loan losses for the periods presented:

	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2011	2010	2010
Balance at beginning of period	$25,288	$12,155	$12,155
Provision charged against income	2,000	28,930	1,850
Recoveries of loans charged off	233	313	83
Loans charged off	(1,193)	(16,110)	(626)

Balance at end of period	$26,328	$25,288	$13,462

The following table presents a rollforward of our allowance for loan losses for the three months ended March 31, 2011.

(dollars in thousands)	Beginning Balance January 1, 2011	Charge-offs	Recoveries	Provision	Ending Balance March 31, 2011
Commercial, industrial and agricultural	$5,981	$(214)	$65	$(154)	$5,678
Real estate - one to four family residential:
Closed end first and seconds	3,340	(334)	129	384	3,519
Home equity lines	587	—	—	(31)	556

Total real estate - one to four family residential	3,927	(334)	129	353	4,075
Real estate - multifamily residential	23	—	—	(1)	22
Real estate - construction:
One to four family residential	344	(152)	1	147	340
Other construction, land development and other land	7,837	(213)	1	146	7,771

Total real estate - construction	8,181	(365)	2	293	8,111
Real estate - farmland	17	—	—	1	18
Real estate - non-farm, non-residential:
Owner occupied	2,546	(79)	—	2,255	4,722
Non-owner occupied	3,072	(50)	—	(479)	2,543

Total real estate - non-farm, non-residential	5,618	(129)	—	1,776	7,265
Consumer	905	(151)	37	159	950
Other	280	—	—	(71)	209
Unallocated	356	—	—	(356)	—

Total	$25,288	$(1,193)	$233	$2,000	$26,328

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2011.

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$625	$5,053	$5,678	$636	$71,554	$72,190
Real estate - one to four family residential:
Closed end first and seconds	1,517	2,002	3,519	8,775	250,307	259,082
Home equity lines	—	556	556	—	95,750	95,750

Total real estate - one to four family residential	1,517	2,558	4,075	8,775	346,057	354,832
Real estate - multifamily residential	—	22	22	—	11,270	11,270
Real estate - construction:
One to four family residential	70	270	340	959	20,434	21,393
Other construction, land development and other land	2,798	4,973	7,771	17,335	32,059	49,394

Total real estate - construction	2,868	5,243	8,111	18,294	52,493	70,787
Real estate - farmland	—	18	18	—	8,953	8,953
Real estate - non-farm, non-residential:
Owner occupied	2,947	1,775	4,722	12,955	118,138	131,093
Non-owner occupied	1,594	949	2,543	11,992	68,772	80,764

Total real estate - non-farm, non-residential	4,541	2,724	7,265	24,947	186,910	211,857
Consumer	—	950	950	—	32,950	32,950
Other	—	209	209	—	3,250	3,250

Total	$9,551	$16,777	$26,328	$52,652	$713,437	$766,089

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

The following is a summary of information pertaining to impaired loans as of and for the three months ended March 31, 2011 and the year ended December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Impaired loans without a specific reserve	$17,610	$21,872
Impaired loans with a specific reserve	35,042	27,585

Allowance related to impaired loans	$9,551	$6,899

Average balance of impaired loans	$51,530	$33,558

Interest income recognized and collected on impaired loans	$480	$2,033

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$636	$636	$—	$636	$625	$593	$4
Real estate - one to four family residential:
Closed end first and seconds	8,775	8,886	1,414	7,361	1,517	9,384	80
Real estate - construction:
One to four family residential	959	959	534	425	70	640	7
Other construction, land development and other land	17,335	19,083	10,172	7,163	2,798	18,489	145

Total real estate - construction	18,294	20,042	10,706	7,588	2,868	19,129	152
Real estate - non-farm, non-residential:
Owner occupied	12,955	13,446	3,378	9,577	2,947	10,186	121
Non-owner occupied	11,992	12,272	2,112	9,880	1,594	12,238	123

Total real estate - non-farm, non-residential	24,947	25,718	5,490	19,457	4,541	22,424	244

Total loans	$52,652	$55,282	$17,610	$35,042	$9,551	$51,530	$480

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$449	$2,639	$96	$353	$343	$2,868	$7
Real estate - one to four family residential:
Closed end first and seconds	9,463	9,837	2,763	6,700	1,247	9,241	304
Real estate - construction:
One to four family residential	534	534	534	—	—	604	21
Other construction, land development and other land	18,278	20,579	14,110	4,168	2,032	11,002	696

Total real estate - construction	18,812	21,113	14,644	4,168	2,032	11,606	717
Real estate - non-farm, non-residential:
Owner occupied	8,410	8,901	2,444	5,966	1,013	6,351	432
Non-owner occupied	12,323	12,553	1,925	10,398	2,264	3,492	573

Total real estate - non-farm, non-residential	20,733	21,454	4,369	16,364	3,277	9,843	1,005

Total loans	$49,457	$55,043	$21,872	$27,585	$6,899	$33,558	$2,033

Note 4. Deferred Income Taxes

As of March 31, 2011 and December 31, 2010, the Company had recorded net deferred income tax assets of approximately $12.5 million and $12.6 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2011 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $3.9 million at March 31, 2011 and $4.1 million at December 31, 2010, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010

Land and improvements	$6,009	$5,176
Buildings and leasehold improvements	19,161	19,458
Furniture, fixtures and equipment	16,118	16,060
Construction in progress	2,543	2,257

	43,831	42,951
Less accumulated depreciation	(22,360)	(22,194)

Net balance	$21,471	$20,757

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2011 and 2010 amounted to $519 thousand and $553 thousand, respectively.

Note 6. Borrowings

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2011 and the year ended December 31, 2010:

Federal funds purchased (dollars in thousands)	March 31, 2011	December 31, 2010
Balance outstanding at period end	$—	$15
Maximum balance at any month end during the period	$—	$6,850
Average balance for the period	$222	$2,038
Weighted average rate for the period	0.85%	0.76%
Weighted average rate at period end	0.00%	1.02%

Repurchase agreements (dollars in thousands)	March 31, 2011	December 31, 2010
Balance outstanding at period end	$2,478	$2,449
Maximum balance at any month end during the period	$2,478	$4,245
Average balance for the period	$2,320	$2,921
Weighted average rate for the period	1.24%	1.33%
Weighted average rate at period end	1.07%	1.34%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2011 and the year ended December 31, 2010:

Short-term borrowings (dollars in thousands)	March 31, 2011	December 31, 2010
Balance outstanding at period end	$5,500	$25,000
Maximum balance at any month end during the period	$10,325	$25,000
Average balance for the period	$5,092	$1,767
Weighted average rate for the period	0.48%	0.51%
Weighted average rate at period end	0.36%	0.47%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at March 31, 2011 and December 31, 2010 consist of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2011	$—	—	$94,000	4.18%
2013	10,000	2.42%	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

Our line of credit with the FHLB can equal up to 25% of our assets or approximately $279.8 million at March 31, 2011. This line of credit totaled $171.3 million with approximately $43.5 million available at March 31, 2011. As of March 31, 2011 and December 31, 2010, loans with a carrying value of $354.8 million and $353.8 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined short-term and long-term borrowings outstanding under the FHLB line of credit was $123.0 million at March 31, 2011 and $142.5 million at December 31, 2010.

Note 7. Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on earnings per share otherwise available to common shareholders for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011		March 31, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	5,995,907	$0.02	5,966,274	$0.16
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	5,995,907	$0.02	5,966,274	$0.16

Options to acquire 251,137 and 272,017 shares of common stock were not included in computing diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively, because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

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

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three months ended March 31, 2011 and 2010, stock option compensation expense was $27 thousand and $45 thousand, respectively, and was included in salary and employee benefits expense in the consolidated statements of income.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2011 or 2010.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2011	251,137	$19.68
Granted	—	—
Exercised	—	—
Forfeited	—	—

Stock options outstanding at March 31, 2011	251,137	$19.68	4.36	$—

Stock options exercisable at March 31, 2011	176,887	$21.26	3.30	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of March 31, 2011, there was $92 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 12 months.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2011.

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$16.10	18,375	1.00 year	$16.10	18,375
$28.60	24,525	2.50 years	$28.60	24,525
$19.92	35,050	3.25 years	$19.92	35,050
$20.57	47,312	4.25 years	$20.57	47,312
$21.16	51,625	5.50 years	$21.16	51,625
$19.25	38,500	6.50 years	$—	—
$12.36	35,750	7.50 years	$—	—

$19.68	251,137	4.36 years	$21.26	176,887

For the three months ended March 31, 2011 and 2010, restricted stock compensation expense was $5 thousand and $9 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $3.75 per share for the 2010 award, $8.31 per share for the 2009 awards, and $17.25 per share for the 2007 awards. At March 31, 2011, there are 2,200 shares, 6,300 shares and 8,000 shares related to the 2007, 2009 and 2010 awards, respectively, outstanding and unvested. There were no restricted stock awards granted or which vested in the three months ended March 31, 2011 and 2010.

A summary of the status of our nonvested shares in relation to our restricted stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011 is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2011	16,500	$7.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested as of March 31, 2011	16,500	$7.29

At March 31, 2011, there was $26 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based awards will vest.

Note 9. Employee Benefit Plan – Pension

The Company has a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. Effective February 28, 2011, the Company took action to again freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants will remain frozen in the plan until such time as further action occurs. Components of net periodic pension cost (benefit) related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010

Components of Net Periodic Pension Cost (Benefit)
Service cost	$—	$146
Interest cost	151	195
Expected return on plan assets	(224)	(237)
Amortization of prior service cost	—	5
Net loss	—	14

Net periodic pension cost (benefit)	$(73)	$123

The Company made no contributions to the pension plan during 2010. The Company has not determined at this time how much, if any, contributions to the plan will be made for the year ended December 31, 2011.

Note 10. Fair Value Measurements

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2011.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
	(dollars in thousands)

Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$3,780	$—	$3,780
SBA Pool securities	—	59,904	—	59,904
Agency mortgage-backed securities	—	56,264	—	56,264
Agency CMO securities	—	41,216	—	41,216
Non agency CMO securities	—	10,544	—	10,544
State and political subdivisions	—	44,287	—	44,287
Pooled trust preferred securities	—	654	—	654
FNMA and FHLMC preferred stock	—	286	—	286
Corporate securities	—	2,632	—	2,632

Total securities available for sale	$—	$219,567	$—	$219,567

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(dollars in thousands)

Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$23,829	$—	$23,829
SBA Pool securities	—	61,890	—	61,890
Agency mortgage-backed securities	—	46,284	—	46,284
Agency CMO securities	—	41,477	—	41,477
Non agency CMO securities	—	12,042	—	12,042
State and political subdivisions	—	57,346	—	57,346
Pooled trust preferred securities	—	571	—	571
FNMA and FHLMC preferred stock	—	89	—	89
Corporate securities	—	2,592	—	2,592

Total securities available for sale	$—	$246,120	$—	$246,120

At March 31, 2011, each security in the Company’s securities available for sale portfolio was measured at fair value on a recurring basis using Level 2 valuations.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
	(dollars in thousands)

Assets
Impaired loans	$—	$20,771	$4,720	$25,491
Other real estate owned	$—	$5,067	$6,173	$11,240

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(dollars in thousands)

Assets
Impaired loans	$—	$18,550	$2,136	$20,686
Other real estate owned	$—	$7,360	$4,257	$11,617

As of March 31, 2011 and December 31, 2010, the Company had no liabilities measured at fair value on a non-recurring basis.

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

Restricted Securities. The carrying amount approximates fair value based on the redemption provisions of the correspondent banks.

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit are not significant to fair value and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and short-term investments	$12,855	$12,855	$12,533	$12,533
Interest bearing deposits with banks	9,957	9,957	10,298	10,298
Securities available for sale	219,567	219,567	246,120	246,120
Restricted securities	10,344	10,344	10,344	10,344
Loans, net	739,759	757,149	749,486	769,510
Accrued interest receivable	4,232	4,232	4,281	4,281

Financial Liabilities:
Noninterest-bearing demand deposits	$99,036	$99,036	$97,122	$97,122
Interest-bearing deposits	750,493	742,767	771,024	762,844
Short-term borrowings	7,978	7,978	27,464	27,464
Long-term borrowings	117,500	129,549	117,500	132,498
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,389	1,389	1,451	1,451

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

On February 17, 2011, the Company entered into a written agreement with the Federal Reserve Bank of Richmond (“FRB”) and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 14 – Formal Written Agreement.

The Company has notified the Treasury that it will defer the February 2011 payment of its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program.

The Company may defer dividend payments, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the Treasury. The amount of the 2011 dividends that have accumulated and are unpaid is $300 thousand.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2011 and December 31, 2010, the interest rate was 3.26% and 3.25%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2011 and December 31, 2010, all of the trust preferred securities qualified as Tier 1 capital.

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

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Company may not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 14 – Formal Written Agreement.

The Company has yet to defer any of its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. The Company expects to notify the trustee that it will be deferring its regularly scheduled interest payment during the second quarter of 2011.

Note 13. Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Parent’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. See Note 14 – Formal Written Agreement.

As of March 31, 2011, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the March 31, 2011 and December 31, 2010 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

As of March 31, 2011	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	11.79%	8.00%	N/A
Bank	11.06%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	10.54%	4.00%	N/A
Bank	8.34%	4.00%	6.00%

Leverage Ratio:
Company	7.33%	4.00%	N/A
Bank	5.79%	4.00%	5.00%

As of December 31, 2010	Actual Capital	Minimum Capital Requirements	Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	11.70%	8.00%	N/A
Bank	10.99%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	10.51%	4.00%	N/A
Bank	8.36%	4.00%	6.00%

Leverage Ratio:
Company	7.38%	4.00%	N/A
Bank	5.86%	4.00%	5.00%

Note 14. Formal Written Agreement

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

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the FRB or the SCC absent prior board of directors approval in accordance with the restrictions in the Written Agreement; and (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB.

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

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Executive Overview” for more information on the Company’s efforts to comply with the terms of the Written Agreement.

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

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the 2010 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Internet Access to Corporate Documents

Information about the Company can be found on the Company’s investor relations website at http://www.evb.org. The Company posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those documents as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings are available at no charge. The information on the Company’s website is not, and shall not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated into any other filings the Company makes with the SEC.

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the payment of dividends; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies; (v) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; and (vi) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

•	possible changes to our Board of Directors, including in connection with deferred dividends on our Capital Purchase Program Preferred Stock; and

•	other circumstances, many of which are beyond our control.

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should refer to risks detailed under Item 1A. “Risk Factors” included in the 2010 Form 10-K and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Allowance for Loan Losses

The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. For more information see the section titled “Asset Quality” within Item 2.

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (“TDRs”) are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within Item 2.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Eastern Virginia Bankshares, Inc., is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. Over the past three years, our Company has struggled with the challenging economic environment and has focused on credit quality initiatives to position our Company for growth once the economic climate improves. Although constrained by a weak economy, the Company was able to achieve some positive accomplishments during the first three months of 2011, including a return to profitability and a 3.7% decrease in nonperforming assets. The improvements seen in some of the Company’s credit metrics, and other factors, are reflective of slowly improving economic conditions. Although the first quarter results of 2011 represent a positive trend for the Company, our optimism is tempered with caution as the current economic environment continues to negatively impact the credit quality of our loan portfolio. General credit quality is not expected to show broad based improvement until all levels of the economy experience a resurgence of positive cash flow. In the near term, the Company anticipates a continuation of prolonged economic weakness, both locally and nationally, and continued credit issues in the loan portfolio.

In spite of the profit reported for the first three months of 2011, earnings remained constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate, the high level of unemployment and depressed real estate markets. While the Company experienced some improvement in the number of loans that were negatively impacted by the continued economic conditions within our markets, we continue to see declining real estate values in our markets and increased stress on our customer’s ability to pay their loans as agreed. The Company’s provision for loan losses continues to remain elevated as we continue to experience higher levels of nonperforming assets and charge-offs. While the elevated level of provision for loan losses expense recorded for first three months of 2011 negatively impacts our operating results, the Company believes these elevated provisions are necessary as the economic growth seen in some national statistics has not been realized in the local markets we serve. The Company continues to proactively manage its problem assets and is aggressively charging-off loans and increasing our allowance for potential future loan losses as necessary. The Company is diligently managing through these difficult times and remains focused on profitable balance sheet growth, timely resolution of our nonperforming assets and other financial strategies the Company believes will return us to the level of profitability to which our shareholders are accustomed.

The primary drivers for the Company’s results for the first three months of 2011 continue to be the elevated levels of the provision for loan losses, higher professional and collection/repossession expenses related to elevated past due loans and nonperforming assets, and losses on the sale of and valuation write downs of other real estate owned. The Company believes the steps it has taken during 2010 and the first quarter of 2011 will significantly enhance the long term credit quality of our Company and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

During the first quarter of 2011, the Company suspended the payment of its quarterly common stock dividend. Given the prolonged economic downturn and the impact it has had on the Company’s level of profitability, the Company’s Board of Directors determined that the retention of capital by suspending dividends best served the long-term interests of our shareholders. With the significant challenges facing the banking industry, maintaining the Company’s “well-capitalized” status is absolutely critical as we prepare our company for growth once economic conditions improve. In addition to suspending common stock dividends, the Company also began deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore its common and preferred stock dividends.

On February 17, 2011, the Company and Bank entered into a Written Agreement with the FRB and the SCC. The purpose of this agreement is to formally document the common goal of the Company, Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company has already initiated during 2010 and 2011 to address our deteriorating asset quality and associated challenges brought on during the economic recession. The agreement addresses improving oversight and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. The directors of the Company and the Bank are fully committed to the common goal of improving the financial soundness of the Company. Further, the directors and executive management of the Company are fully dedicated to diligently working to comply with all requirements of the written agreement. The Company is pleased with the continued support of the regulatory agencies and looks forward to the successful results of our actions. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

As previously disclosed in our 2011 Proxy Statement, during August 2010 the Company established a Regulatory Compliance Oversight Committee to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings of a recent regulatory examination and to comply with the Written Agreement. On behalf of the Board, this committee acts to ensure that the Bank cures the noted deficiencies. The committee meets at least once a month.

The Written Agreement requires us to develop and submit for approval formal plans and strategies to improve procedures and controls over the administration of asset quality, credit administration, capital and liquidity planning, and enhancing elements of the internal audit and information technology programs. The Company is aggressively working to comply with the Written Agreement and has hired an independent consultant to assist it in these efforts. To date, we are completing the requirements of the Written Agreement on schedule and diligently continue to work to meet the remaining requirements under the Written Agreement. In addition to the plans mentioned above, the Written Agreement requires us to submit quarterly progress reports to our banking regulators on our asset quality improvement initiatives and other remediation efforts. We anticipate meeting these requirements as we work closely with our regulatory agencies to improve the Company’s financial performance.

The Bank continues to improve its handling of nonperforming assets and has recently established a Special Assets Division that reports directly to the Chief Risk Officer. This Division is specifically tasked with formulating workout strategies and conducting asset dispositions to minimize future losses. The establishment of this division will also allow our loan officers to focus on expanding our lending activities as the economic recovery begins to take hold.

For the three months ended March 31, 2011, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $2.0 million to fund possible losses in the loan portfolio.

•	Gain on the sale of our former Aylett branch office of $256 thousand.

•	Net charge-offs of $960 thousand to write off uncollectible balances on nonperforming assets.

•	Gain on sale of available for sale securities of $193 thousand resulting from adjustments in the composition of the investment portfolio.

•	Decrease in net interest income by $202 thousand over the same period ending in 2010.

•	Impairment losses of $152 thousand related to valuation adjustments on other real estate owned.

•	Losses of $247 thousand on the sale of other real estate owned.

•	Expenses related to collection, repossession and other real estate owned of $453 thousand.

For the three months ended March 31, 2011 and 2010, the reported net income of $474 thousand and $1.3 million, respectively equate to the following performance metrics:

•	On available common income, Annualized Return on Average Assets (ROA) of 0.04% for the three months ended March 31, 2011 which compares to ROA of 0.35% for the three months ended March 31, 2010.

•

On available common income, Annualized Return on Average Shareholders’ Equity (ROE) of 0.60% for the three months ended March 31, 2011 which compares to ROE of 4.74% for the three months ended March 31, 2010.

•

On a per share basis, the diluted and basic earnings per common share (EPS) is $0.02 for the three months ended March 31, 2011 which compares to an EPS of $0.16 for the three months ended March 31, 2010.

The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives that we believe will ultimately result in an improvement in our asset quality and allow us to focus greater resources on growing our franchise and delivering financial results more consistent with our long-term history. As detailed later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”, the Company continues to work on the timely resolution of our nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during the first three months of 2011 should be sufficient to cover our known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of our provision for loan losses to reserve against additional charge-offs.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three months ended March 31, 2011 were primarily driven by the elevated provision for loan losses, higher professional and collection/repossession expenses related to elevated past due loans and nonperforming assets, and losses on the sale of and valuation write downs of other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio. The Company remains very diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods.

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

Net interest income, on a fully tax equivalent basis, decreased $229 thousand or 2.5% to $9.0 million for the three months ended March 31, 2011, down from $9.2 million for the three months ended March 31, 2010. Total average earning assets decreased $7.4 million or 0.7% from $1.03 billion for the three months ended March 31, 2010 to $1.02 billion for the same period of 2011. Total average interest-bearing liabilities increased $2.9 million or 0.3% from $897.5 million for the three months ended March 31, 2010 to $900.4 million for the same period of 2011. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components. These shifts resulted in a decrease of 6 basis points in our net interest margin from 3.63% for the three months ended March 31, 2010 to 3.57% for the same period of 2011. The percentage of average earning assets to total average assets remained flat at 93.0% for the three months ended March 31, 2011 and 2010, respectively.

Total interest income, on a fully tax equivalent basis, decreased $989 thousand from $13.9 million for the three months ended March 31, 2010 to $12.9 million for the same period of 2011. This was driven by a decline in the yield on interest earning assets from 5.47% for the three months ended March 31, 2010 to 5.12% for the same period of 2011, and the decrease in average earning assets during the same periods. These decreases were primarily the result of reduced yields on the investment securities portfolio and a significant decrease in the average loan balances.

Average total loan balances decreased $84.2 million from $855.9 million for the three months ended March 31, 2010 to $771.7 million for the same period of 2011. The yield on loans declined to 5.71% for the first three months of 2011 compared to 5.78% for the same period of 2010. This resulted in a $1.3 million, or 7 basis points, drop in interest income generated by our largest earning asset category from the prior year’s income level to $10.9 million for quarter ended March 31, 2011 compared to $12.2 million for the same period in 2010. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs, payment curtailments on outstanding loans and an increase in nonperforming loans.

Average investment security balances increased $85.1 million from $151.3 million for the three months ended March 31, 2010 to $236.4 million for the same period in 2011. While the average investment securities balance increased, the yield on securities declined 89 basis points from 4.33% for the first quarter of 2010 to 3.44% for the first quarter of 2011. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the first quarter of 2011. Average taxable investment securities increased $91.7 million from the first quarter of 2010 to the first quarter of 2011, but the yield declined from 4.05% for the three months ended March 31, 2010 to 2.98% for the same period in 2011, a drop of 107 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks decreased $7.9 million from $19.1 million for the first three months of 2010 to $11.2 million for the same period 2011, while federal funds sold decreased $338 thousand to $435 thousand during the first quarter of 2011 compared to $773 thousand for the same period in 2010. This reflected a change in our overall investment strategy as we began to strategically deploy excess liquidity in short duration, lower risk securities as investment opportunities were available. In total, our excess funds decreased $8.3 million from the first quarter of 2010 to the first quarter of 2011.

Average interest bearing deposits increased $8.1 million from $756.9 million for the first quarter of 2010 to $765.0 million for the first quarter of 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the corresponding decrease in our net interest income. Our overall cost of funds decreased $760 thousand, as the total rate for average interest bearing deposits fell from 1.74% for the three months ended March 31, 2010 to 1.39% for the same period in 2011, a drop of 35 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced checking accounts (or “NOW accounts”), money market and savings accounts. The largest increase from the first quarter of 2010 to the same period in 2011 was in the money market deposits with an increase of $27.2 million in average balance and a corresponding rate decrease of 13 basis points from 1.34% to 1.21% from the first quarter of 2010 to the first quarter of 2011. The aggressively priced NOW balance had an increase of $11.1 million in average balance and a corresponding rate decrease of 34 basis points from 1.29% to 0.95% for the same periods. Average large dollar certificates decreased $14.7 million from $168.9 million during the first quarter of 2010 to $154.2 million during the first quarter of 2011 and the rate dropped 29 basis points from 2.27% in the first three months of 2010 to 1.98% for the same period in 2011. Other certificates average balance declined $17.0 million from $192.3 million during the first quarter of 2010 to $175.3 million for the same period in 2011, with a simultaneous 52 basis point drop in rate. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $132 thousand from $1.3 million for the three months ended March 31, 2010 to $1.2 million for the same period in 2011.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended March 31,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$189,101	$1,388	2.98%	$97,374	$973	4.05%
Restricted securities	10,344	66	2.59%	8,941	5	0.23%
Tax exempt, available for sale (2)	36,922	550	6.04%	44,963	639	5.76%

Total securities	236,367	2,004	3.44%	151,278	1,617	4.33%
Interest bearing deposits with banks	11,204	6	0.22%	19,145	39	0.83%
Federal funds sold	435	—	0.00%	773	—	0.00%
Loans, net of unearned income (3)	771,684	10,856	5.71%	855,873	12,199	5.78%

Total earning assets	1,019,690	12,866	5.12%	1,027,069	13,855	5.47%
Less allowance for loan losses	(26,535)			(12,450)
Total non-earning assets	102,812			90,319

Total assets	$1,095,967			$1,104,938

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$231,386	$542	0.95%	$220,284	$698	1.29%
Savings	78,228	120	0.62%	76,789	116	0.61%
Money market savings	125,868	374	1.21%	98,643	327	1.34%
Large dollar certificates of deposit (4)	154,176	754	1.98%	168,894	947	2.27%
Other certificates of deposit	175,342	831	1.92%	192,334	1,156	2.44%

Total interest-bearing deposits	765,000	2,621	1.39%	756,944	3,244	1.74%
Federal funds purchased and repurchase agreements	2,543	8	1.28%	7,871	19	0.98%
Short-term borrowings	5,092	6	0.48%	—	—	0.00%
Long-term borrowings	117,500	1,174	4.05%	122,381	1,306	4.33%
Trust preferred debt	10,310	81	3.19%	10,310	81	3.19%

Total interest-bearing liabilities	900,445	3,890	1.75%	897,506	4,650	2.10%
Noninterest-bearing liabilities
Demand deposits	99,448			94,919
Other liabilities	4,432			6,314

Total liabilities	1,004,325			998,739
Shareholders’ equity	91,642			106,199

Total liabilities and shareholders’ equity	$1,095,967			$1,104,938

Net interest income (2)		$8,976			$9,205

Interest rate spread (2)(5)			3.37%			3.37%
Interest expense as a percent of average earning assets			1.55%			1.84%
Net interest margin (2)(6)			3.57%			3.63%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $168 adjustment for 2011 and a $195 adjustment in 2010.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, other general services, earnings from other investments we own in part or in full, gains or losses from investments, and gains or losses on sales of investments, loans, and fixed assets.

The following table depicts noninterest income for the three months ended March 31, 2011 and 2010.

Table 2: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Service charges and fees on deposit accounts	$935	$862
Debit/credit card fees	324	295
Gain on sale of available for sale securities, net	193	13
Gain on sale of fixed assets	256	—
Gain on bank owned life insurance	—	604
Other operating income	383	319

Total noninterest income	$2,091	$2,093

Noninterest income for the three months ended March 31, 2011 and 2010 was flat at $2.1 million for both periods. Changes in the components of noninterest income were caused by the following events:

•

Service charges and fees on deposit accounts were $935 thousand in the first quarter of 2011, an increase of $73 thousand or 8.5% over the $862 thousand in the first quarter of 2010 and were driven by a 9.5% increase in NSF charges;

•

Debit/credit card fees were $324 thousand in the first quarter of 2011, an increase of $29 thousand or 9.8% over the $295 thousand in the first quarter of 2010 and were driven by a 12.7% increase in debit card income;

•	Sales of available for sale securities generated gains of $193 thousand in the first quarter of 2011, an increase of $180 thousand or 1,384.6% over gains of $13 thousand in the first quarter of 2010;

•	The sale of our former Aylett branch office during the first quarter of 2011 generated a gain of $256 thousand, while no such gains were generated during the first quarter of 2010;

•

Bank owned life insurance proceeds resulting from the death of a former officer generated a gain of $604 thousand in the first quarter of 2010, while no such gains were generated during the first quarter of 2011; and

•

Other operating income was $383 thousand in the first quarter of 2011, an increase of $64 thousand or 20.1% over the $319 thousand in the first quarter of 2010 and was driven by a 66.8% increase in safe deposit box fees, a 21.1% increase in investment services income, $16 thousand in loan servicing fees that were not present in the first quarter of 2010, and a 19.4% decrease in write downs of our investments in community and housing development funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three months ended March 31, 2011 and 2010.

Table 3: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Salaries and employee benefits	$4,090	$3,990
Occupancy and equipment expenses	1,213	1,278
Telephone	265	274
FDIC expense	497	468
Consultant fees	274	143
Collection, repossession and other real estate owned	453	348
Marketing and advertising	211	192
Loss (gain) on sale of other real estate owned	247	(31)
Impairment losses on other real estate owned	152	—
Other operating expenses	1,098	1,192

Total noninterest expense	$8,500	$7,854

Noninterest expense for the three months ended March 31, 2011 was $8.5 million, an increase of $646 thousand or 8.2% over the noninterest expense of $7.9 million for the same period of 2010. Significant contributors to the increase in these expenses are as follows:

•

Salaries and employee benefits were $4.1 million for the first quarter of 2011, an increase of $100 thousand or 2.5% over the $4.0 million for the first quarter of 2010. Salaries expense has increased as we have added additional positions to strengthen our management team. The increased regulatory burden resulting from recently enacted financial regulatory reforms will likely necessitate hiring additional personnel to meet increased regulatory compliance requirements, which could cause salaries and employee benefits expense to continue to increase in future periods. Salaries expense is also impacted by the application of an accounting standard to defer certain salary amounts over the life of our loan originations to better match income and expense from those assets. Decreased loan demand during the first quarter of 2011 has resulted in lower originations that, on a comparative basis, have increased the period expense associated with salaries;

•

Consultant fees were $274 thousand for the first quarter of 2011, an increase of $131 thousand or 91.6% over the $143 thousand for the first quarter of 2010. The elevation of these expenses were primarily due to added costs related to working out problem loans;

•

Collection, repossession and other real estate owned expenses were $453 thousand for the first quarter of 2011, an increase of $105 thousand or 30.2% over the $348 thousand for the first quarter of 2010. The elevation of these expenses was due to the larger number of past due loans and nonperforming assets comparatively for the first quarter of 2011 as well as the larger number of other real estate owned properties during the first quarter of 2011;

•	Losses on the sale of other real estate owned were $247 thousand in the first quarter of 2011, an increase of $278 thousand over the gains of $31 thousand in the first quarter of 2010;

•

Impairment losses related to valuation adjustments on other real estate owned were $152 thousand in the first quarter of 2011, while no such impairment losses were recognized in the first quarter of 2010; and

•

Other operating expenses were $1.1 million for the first quarter of 2011, a decrease of $94 thousand or 7.9% over the $1.2 million for the first quarter of 2010. Within this category, most controllable expenses (i.e. office supplies, printing, etc.) saw reductions from the same period of the prior year, however these were offset by increases in legal and other professional fees.

Income Taxes

The Company recorded an income tax benefit of $75 thousand for the three months ended March 31, 2011, compared to income tax expense of $65 thousand for the same period in 2010, a $140 thousand decrease in income tax expense. The decrease in income tax expense from the first three months of 2010 to the same period in 2011 was primarily the result of the Company’s pretax income decreasing by approximately 71.5%.

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

The following table summarizes the allowance activity for the periods indicated:

Table 4: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Allowance for loan losses, beginning of period	$25,288	$12,155
Charge-offs:
Commercial, industrial and agricultural	(214)	(82)
Real estate - one to four family residential:
Closed end first and seconds	(334)	(120)
Real estate - construction:
One to four family residential	(152)	(117)
Other construction, land development and other land	(213)	—
Real estate - non-farm, non-residential:
Owner occupied	(79)	—
Non-owner occupied	(50)	—
Consumer	(151)	(307)

Total loans charged-off	(1,193)	(626)
Recoveries:
Commercial, industrial and agricultural	65	27
Real estate - one to four family residential:
Closed end first and seconds	129	6
Real estate - construction:
One to four family residential	1	6
Other construction, land development and other land	1	—
Consumer	37	44

Total recoveries	233	83

Net charge-offs	(960)	(543)
Provision for loan losses	2,000	1,850

Allowance for loan losses, end of period	$26,328	$13,462

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	3.44%	1.57%
Ratio of net charge-offs to average loans outstanding during the period	0.50%	0.26%

As a result of the historical challenges continuing to face the financial markets today, the Company made provisions for loan losses of $2.0 million for the first three months of 2011 compared to $1.9 million for the same period of 2010. Net charge-offs for the three months ended March 31, 2011 were $960 thousand, compared to $543 thousand for the same three month period in 2010. This represents 0.50% of average loans outstanding for the three months ending March 31, 2011 and 0.26% of average loans outstanding for the same period in 2010. The contribution to the provision and the related increase in the allowance in the first quarters of 2011 and 2010 was made in response to continued deterioration of credit quality in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings.

The allowance for loan losses at March 31, 2011 was $26.3 million, compared with $25.3 million at December 31, 2010. This represented 3.44% of period end loans at March 31, 2011 compared with 3.26% of year end loans at December 31, 2010.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2011		2010
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$5,678	9.42%	$5,981	9.39%
Real estate - one to four family residential:
Closed end first and seconds	3,519	33.82%	3,340	33.62%
Home equity lines	556	12.50%	587	12.05%
Real estate - multifamily residential	22	1.47%	23	1.51%
Real estate - construction:
One to four family residential	340	2.79%	344	3.29%
Other construction, land development and other land	7,771	6.45%	7,837	6.56%
Real estate - farmland	18	1.17%	17	1.07%
Real estate - non-farm, non-residential:
Owner occupied	4,722	17.11%	2,546	17.32%
Non-owner occupied	2,543	10.54%	3,072	10.12%
Consumer	950	4.31%	905	4.65%
Other loans and overdrafts	209	0.42%	280	0.42%

Total allowance for balance sheet loans	26,328	100.00%	24,932	100.00%

Unallocated	—		356

Total allowance for loan losses	$26,328		$25,288

(Percent is portfolio loans in category divided by total loans)

A tabular presentation(s) of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at March 31, 2011 and December 31, 2010 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

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

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2011 and the year ended December 31, 2010.

Table 6: Nonperforming Assets

(dollars in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans*	$25,657	$25,858
Loans past due 90 days and accruing interest	951	1,836

Total nonperforming loans	26,608	27,694
Other real estate owned, net of valuation allowance	11,240	11,617

Total nonperforming assets	$37,848	$39,311

Nonperforming assets to total loans and other real estate owned	4.87%	5.00%
Allowance for loan losses to nonaccrual loans	102.61%	97.80%
Net charge-offs to average loans for the period	0.50%	1.89%
Allowance for loan losses to period end loans	3.44%	3.26%

*	Includes $10.5 million and $6.2 million in nonaccrual TDRs at March 31, 2011 and December 31, 2010, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2011 and 2010.

Table 7: OREO Changes

	March 31,
(dollars in thousands)	2011	2010
Balance at the beginning of period, gross	$12,545	$4,136
Transfers from loans	1,900	519
Capitalized costs	150	43
Sales proceeds	(2,028)	(991)
Previously recognized impairment losses on disposition	(144)	—
Gain (loss) on disposition	(247)	31

Balance at the end of period, gross	12,176	3,738
Less valuation allowance	(936)	—

Balance at the end of period, net	$11,240	$3,738

The following table presents the change in the valuation allowance for OREO for the three months ended March 31, 2011 and 2010.

Table 8: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2011	2010
Balance at the beginning of period	$928	$—
Valuation allowance	152	—
Charge-offs	(144)	—
Recoveries	—	—

Balance at the end of period	$936	$—

Nonperforming assets were $37.8 million or 4.87% of total loans and other real estate owned at March 31, 2011 compared to $39.3 million or 5.00% at December 31, 2010. Although slightly down during the first three months of 2011, this number has steadily increased since 2008 as a result of the continued economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economy and the increasing number of weaker loans have prompted the Company to raise the allowance for loan losses, which is 102.61% of nonaccrual loans at March 31, 2011, compared to 97.80% at December 31, 2010. Nonperforming loans decreased $1.1 million or 3.9% during the three months ended March 31, 2011 to $26.6 million.

Nonaccrual loans were $25.7 million at March 31, 2011, a decrease of $201 thousand or 0.8% from $25.9 million at December 31, 2010. Of the current $25.7 million in nonaccrual loans, $24.2 million or 94.5% is secured by real estate in our market area. Of these real estate secured loans, $9.4 million are residential real estate, $7.0 million are real estate construction, $187 thousand is farmland and $7.7 million are commercial properties.

Loans past due 90 days and still accruing interest were $951 thousand at March 31, 2011, a decrease of $885 thousand or 48.2% from $1.8 million at December 31, 2010. As of March 31, 2011, all of these loans, except for $84 thousand in credit card loans, are secured by real estate in our market area. Of these real estate secured loans, $466 thousand are residential real estate, $151 thousand are real estate construction and $250 thousand are commercial properties.

Other real estate owned, net of valuation allowance at March 31, 2011 was $11.2 million, a decrease of $377 thousand or 3.2% from $11.6 million at December 31, 2010. The balance at March 31, 2011 was comprised of 26 properties of which $1.8 million are secured by residential real estate, $6.5 million are secured by real estate construction and $2.9 million are secured by commercial properties. During the three months ended March 31, 2011, new foreclosures included five properties totaling $1.9 million transferred from loans. Sales of nine other real estate owned properties for the three months ended March 31, 2011 resulted in a net loss of $247 thousand. At March 31, 2011, there were ten properties totaling $3.2 million under contract for sale. Subsequent to March 31, 2011, one of the properties under contract for sale at March 31, 2011 has sold resulting in a loss of approximately $19 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $152 thousand in its consolidated statement of income for the three months ended March 31, 2011, due to valuation adjustments on other real estate owned properties as compared to no such losses for the same period in 2010. Asset quality continues to be a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

As discussed earlier in Item 2, the Company measures impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions can be temporary and are done in an attempt to improve the paying capacity of the borrower and in some cases avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

A tabular presentation(s) of loans individually evaluated for impairment by class of loans at March 31, 2011 and December 31, 2010 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At March 31, 2011, the balance of impaired loans was $52.7 million, for which there were specific valuation allowances of $9.6 million. At December 31, 2010, the balance of impaired loans was $49.5 million, for which there were specific valuation allowances of $6.9 million. The average balance of impaired loans was $51.5 million for the three months ended March 31, 2011, compared to $33.6 million for the year ended December 31, 2010. The Company’s balance of impaired loans has increased since 2008 as a result of the economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at March 31, 2011 and December 31, 2010.

Table 9: Troubled Debt Restructurings (TDRs)

(dollars in thousands)	March 31, 2011	December 31, 2010
Performing TDRs	$4,016	$2,411
Nonaccrual TDRs*	10,543	6,177

Total TDRs	$14,559	$8,588

*	Included in nonaccrual loans in Table 6: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At March 31, 2011, the Company had total assets of $1.08 billion compared to $1.12 billion at December 31, 2010. The decrease was principally a result of decreases in loans, securities available for sale, deposits and borrowings as detailed in the following schedule.

Table 10: Balance Sheet Changes

(dollars in thousands)	March 31, 2011	December 31, 2010	Change $	Change %
Total assets	$1,082,121	$1,119,330	$(37,209)	-3.3%
Securities available for sale	219,567	246,120	(26,553)	-10.8%
Total loans	766,087	774,774	(8,687)	-1.1%
Deposits	849,529	868,146	(18,617)	-2.1%
Borrowings	135,788	155,274	(19,486)	-12.5%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the FRB and repurchase agreements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $219.6 million at March 31, 2011, reflecting a decrease of $26.6 million or 10.8% from $246.1 million at December 31, 2010. The valuation allowance for the available for sale portfolio had an unrealized loss, net of tax benefit, of $1.3 million at March 31, 2011 compared with an unrealized loss, net of tax benefit, of $2.2 million at December 31, 2010.

The decrease in the investment portfolio during the first three months of 2011 was the result of our continued effort to restructure its composition, not fully reinvesting the maturity proceeds of the $20 million short-term U.S. government agency security that was acquired at the end of December and the sale of securities to meet our liquidity needs due to the overall decrease in deposits during the first quarter of 2011. As part of our overall asset liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of March 31, 2011 and December 31, 2010, our investment portfolio was 20.3% and 22.0% respectively of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate markets and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $766.1 million at March 31, 2011, a decrease of $8.7 million or 1.1% from $774.8 million at December 31, 2010. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs, and payment curtailments on outstanding credits.

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

Total deposits were $849.5 million as of March 31, 2011, a decrease of 2.1% or $18.6 million from $868.1 million as of December 31, 2010. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

(dollars in thousands)	March 31, 2011	December 31, 2010	Change $	Change %
Noninterest-bearing deposits	$99,036	$97,122	$1,914	2.0%

Interest-bearing deposits:
Demand deposits	$222,376	$240,330	$(17,954)	-7.5%
Money market deposits	124,593	120,322	4,271	3.5%
Savings deposits	78,241	77,176	1,065	1.4%
Time deposits	325,283	333,196	(7,913)	-2.4%

Total interest-bearing deposits	$750,493	$771,024	$(20,531)	-2.7%

During the first three months of 2011, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall decrease in total deposits, which in general occurred in our interest-bearing demand deposits, during the three months ended March 31, 2011 is primarily the result of the weak economy and the prolonged economic downturn. The Company continues to observe customers, including counties and municipalities, accessing their liquid cash reserves in order to deleverage, keep their debts current and make up operating shortfalls. In addition, while the Company believes that it offers competitive interest rates on all deposits products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or other investment vehicles. At March 31, 2011 and December 31, 2010, the Company had $38.3 million and $38.4 million in broker certificates of deposits.

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $135.8 million at March 31, 2011, down $19.5 million or 12.5% from $155.3 million at December 31, 2010. The decrease in borrowings was primarily derived through our short-term borrowings in which we repaid a $25.0 million short-term advance with the FHLB that was taken during December 2010, and was offset by a $5.5 million short-term advance taken with the FHLB at March 31, 2011 to meet our funding needs due to the decrease in deposits during the first quarter of 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

As of March 31, 2011, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Cash, cash equivalents and federal funds sold totaled $22.8 million as of March 31, 2011 and December 31, 2010. At March 31, 2011, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $143.3 million or 13.24% of total assets, compared to $168.2 million or 15.03% of total assets at December 31, 2010.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $3.8 million, net cash provided by investing activities was $34.3 million and net cash used in financing activities was $38.1 million for the three months ended March 31, 2011. Combined, this contributed to a $19 thousand decrease in liquidity for the three months ended March 31, 2011.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow up to $171.3 million from the FHLB. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $83.6 million at March 31, 2011. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $73.7 million at March 31, 2011.

As of March 31, 2011, the Company was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2011, the Company has no material commitments or long-term debt for capital expenditures.

Capital Resources

The Company reviews the adequacy of its capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2011, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

On February 17, 2011, the Company entered into a Written Agreement with the FRB and SCC. Under the terms of this Written Agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three months ended March 31, 2011 and 2010, no cash dividends have been paid from the Bank to the Company.

For the three months ended March 31, 2011, the Company paid out no cash dividends to common shareholders as compared to $0.05 per share for the same period of 2010. For the three months ended March 31, 2011, the Company paid out no cash dividends to preferred shareholders as compared to $300 thousand for the same period of 2010.

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

The Company has notified the Treasury that it will defer the February 2011 payment of its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program.

The Company may defer dividend payments by the terms of the Preferred Stock, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the Preferred Stock. The amount of the 2011 dividends that have accumulated and are unpaid is $300 thousand.

On February 17, 2011, the Company entered into a Written Agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

Effects of Inflation

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2011 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors

Except as discussed below, there has been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Holders of the Series A Fixed Rate Cumulative Perpetual Preferred Stock may, under certain circumstances, have the right to elect two directors to our Board of Directors.

In the event that we fail to pay dividends on the Series A Fixed Rate Cumulative Perpetual Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will be increased by two. Holders of the Series A Fixed Rate Cumulative Perpetual Preferred Stock , together with the holders of any outstanding parity stock with like voting rights voting as a single class, will then be entitled to elect the two additional members of our Board of Directors at the next annual meeting (or at a special meeting called for the purpose of electing such directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended March 31, 2011, the Company did not repurchase any of its common stock.

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

In connection with the Company entering into a Written Agreement with the FRB and the SCC, as previously described, the Company is subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

10.12	Written Agreement, dated February 17, 2011, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed February 22, 2011).

10.13	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan (effective January 1, 2008). #

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date: May 16, 2011	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Douglas C. Haskett II
Douglas C. Haskett II
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)