Form 10-Q
period 2011-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2011-08-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2011 was 6,009,988.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)

Assets:
Cash and due from banks	$13,987	$11,038
Interest bearing deposits with banks	13,378	10,298
Federal funds sold	—	1,495
Securities available for sale, at fair value	216,877	246,120
Restricted securities, at cost	10,247	10,344
Loans, net of allowance for loan losses of $26,753 and $25,288, respectively	725,714	749,486
Deferred income taxes, net	11,106	12,600
Bank premises and equipment, net	20,899	20,757
Accrued interest receivable	4,258	4,281
Other real estate owned, net of valuation allowance of $887 and $928, respectively	10,980	11,617
Goodwill	15,970	15,970
Other assets	23,742	25,324

Total assets	$1,067,158	$1,119,330

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$101,373	$97,122
Interest-bearing deposits	733,112	771,024

Total deposits	834,485	868,146
Federal funds purchased and repurchase agreements	4,623	2,464
Short-term borrowings	—	25,000
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,448	1,451
Other liabilities	2,704	3,041

Total liabilities	971,070	1,027,912

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 6,003,488 and 5,993,577 including 15,400 and 16,500 nonvested shares in 2011 and 2010, respectively	11,976	11,954
Surplus	19,386	19,302
Retained earnings	38,433	37,884
Warrant	1,481	1,481
Discount on preferred stock	(752)	(900)
Accumulated other comprehensive income (loss), net	1,564	(2,303)

Total shareholders’ equity	96,088	91,418

Total liabilities and shareholders’ equity	$1,067,158	$1,119,330

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2011	2010
Interest and Dividend Income
Loans and fees on loans	$11,048	$12,143
Interest on investments:
Taxable interest income	1,552	745
Tax exempt interest income	191	412
Dividends	59	57
Interest on deposits with banks	10	37

Total interest and dividend income	12,860	13,394

Interest Expense
Deposits	2,524	3,101
Federal funds purchased and repurchase agreements	9	9
Short-term borrowings	2	—
Long-term borrowings	1,187	1,255
Trust preferred debt	81	82

Total interest expense	3,803	4,447

Net interest income	9,057	8,947
Provision for Loan Losses	1,500	12,625

Net interest income (loss) after provision for loan losses	7,557	(3,678)

Noninterest Income
Service charges and fees on deposit accounts	845	929
Debit/credit card fees	409	359
Gain on sale of available for sale securities, net	129	1,518
Other-than-temporary impairment losses on securities (no additional amounts were recognized in other comprehensive income)	—	(77)
Gain on sale of bank premises and equipment	—	17
Other operating income	278	321

Total noninterest income	1,661	3,067

Noninterest Expenses
Salaries and employee benefits	4,022	4,303
Occupancy and equipment expenses	1,419	1,351
Telephone	321	291
FDIC expense	931	553
Consultant fees	319	252
Collection, repossession and other real estate owned	567	347
Marketing and advertising	215	367
Loss (gain) on sale of other real estate owned	48	(49)
Impairment losses on other real estate owned	77	—
Other operating expenses	1,190	1,307

Total noninterest expenses	9,109	8,722

Income (loss) before income taxes	109	(9,333)
Income Tax (Benefit)	(114)	(3,367)

Net Income (Loss)	$223	$(5,966)
Effective dividend on preferred stock	374	374

Net (loss) available to common shareholders	$(151)	$(6,340)

(Loss) per common share: basic	$(0.03)	$(1.06)
diluted	$(0.03)	$(1.06)

Dividends per share, common	$—	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Interest and Dividend Income
Loans and fees on loans	$21,904	$24,342
Interest on investments:
Taxable interest income	2,940	1,718
Tax exempt interest income	573	856
Dividends	125	62
Interest on deposits with banks	16	76

Total interest and dividend income	25,558	27,054

Interest Expense
Deposits	5,145	6,345
Federal funds purchased and repurchase agreements	17	28
Short-term borrowings	8	—
Long-term borrowings	2,361	2,561
Trust preferred debt	162	163

Total interest expense	7,693	9,097

Net interest income	17,865	17,957
Provision for Loan Losses	3,500	14,475

Net interest income after provision for loan losses	14,365	3,482

Noninterest Income
Service charges and fees on deposit accounts	1,780	1,791
Debit/credit card fees	733	654
Gain on sale of available for sale securities, net	322	1,531
Other-than-temporary impairment losses on securities (no additional amounts were recognized in other comprehensive income)	—	(77)
Gain on sale of bank premises and equipment	256	17
Gain on bank owned life insurance	—	604
Other operating income	661	640

Total noninterest income	3,752	5,160

Noninterest Expenses
Salaries and employee benefits	8,112	8,293
Occupancy and equipment expenses	2,632	2,629
Telephone	586	565
FDIC expense	1,428	1,021
Consultant fees	593	395
Collection, repossession and other real estate owned	1,020	695
Marketing and advertising	426	559
Loss (gain) on sale of other real estate owned	295	(80)
Impairment losses on other real estate owned	229	—
Other operating expenses	2,288	2,499

Total noninterest expenses	17,609	16,576

Income (loss) before income taxes	508	(7,934)
Income Tax (Benefit)	(189)	(3,302)

Net Income (Loss)	$697	$(4,632)
Effective dividend on preferred stock	748	746

Net (loss) available to common shareholders	$(51)	$(5,378)

(Loss) per common share: basic	$(0.01)	$(0.90)
diluted	$(0.01)	$(0.90)

Dividends per share, common	$—	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2011 and 2010

(dollars in thousands, except per share amounts)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198
Comprehensive (loss):
Net (loss) for the six months ended June 30, 2010				(4,632)		$(4,632)	(4,632)
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax $675)						1,313
Reclassification adjustment (net of tax, $521)						(1,010)

Other comprehensive income					303	303	303

Total comprehensive (loss)						$(4,329)

Cash dividends - common ($0.10 per share)				(596)			(596)
Cash dividends - preferred				(600)			(600)
Preferred stock discount		145		(145)			—
Stock based compensation			122				122
Restricted common stock vested	6			(6)			—
Issuance of common stock under dividend reinvestment plan	27	—	74	—	—		101

Balance, June 30, 2010	$11,910	$24,434	$19,161	$44,871	$(480)		$99,896

Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)		$91,418
Comprehensive income:
Net income for the six months ended June 30, 2011				697		$697	697
Other comprehensive income:
Unrealized securities gains arising during period, (net of tax $2,106)						4,079
Reclassification adjustment (net of tax, $110)						(212)

Other comprehensive income					3,867	3,867	3,867

Total comprehensive income						$4,564

Preferred stock discount		148		(148)			—
Stock based compensation			65				65
Restricted common stock vested	1		(1)				—
Issuance of common stock under dividend reinvestment plan	21	—	20	—	—		41

Balance, June 30, 2011	$11,976	$24,729	$19,386	$38,433	$1,564		$96,088

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$697	$(4,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,500	14,475
Depreciation and amortization	1,186	1,126
Stock based compensation	65	122
Net amortization of premiums and accretion of discounts on securities available for sale	962	119
(Gain) realized on securities available for sale transactions, net	(322)	(1,531)
Impairment charge on securities	—	77
(Gain) on sale of bank premises and equipment	(256)	(17)
Loss (gain) on sale of other real estate owned	295	(80)
Impairment on other real estate owned	229	—
Loss on LLC investments	47	62
Deferred income taxes	(497)	(2,372)
Net change in:
Accrued interest receivable	23	416
Other assets	1,535	(1,702)
Accrued interest payable	(3)	(140)
Other liabilities	(337)	(1,080)

Net cash provided by operating activities	7,124	4,843

Investing Activities:
Purchase of securities available for sale	(44,213)	(95,087)
Purchase of restricted securities	(330)	(600)
Purchases of bank premises and equipment	(1,371)	(2,076)
Improvements to other real estate owned	(150)	(141)
Net change in loans	17,303	16
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	33,135	68,651
Sales of securities available for sale	45,539	47,860
Sales of restricted securities	427	—
Sale of bank premises and equipment	299	17
Sale of other real estate owned	3,232	1,728

Net cash provided by investing activities	53,871	20,368

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(17,300)	21,935
Time deposits	(16,361)	(16,132)
Federal funds purchased and repurchase agreements	2,159	(20,036)
Short-term borrowings	(25,000)	—
Long-term borrowings	—	(5,714)
Issuance of common stock under dividend reinvestment plan	41	101
Dividends paid - common	—	(596)
Dividends paid - preferred	—	(600)

Net cash used in financing activities	(56,461)	(21,042)

Net increase in cash and cash equivalents	4,534	4,169
Cash and cash equivalents, January 1	22,831	28,688

Cash and cash equivalents, June 30	$27,365	$32,857

Supplemental disclosure:
Interest paid	$7,696	$9,237
Income taxes paid	$—	$1,328
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$5,858	$467
Loans transferred to other real estate owned	$2,969	$2,343

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the year.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. Compliance with this rule did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at June 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$3,983	$—	$63	$3,920
SBA Pool securities	75,975	293	289	75,979
Agency mortgage-backed securities	56,071	563	101	56,533
Agency CMO securities	38,006	1,344	—	39,350
Non agency CMO securities	9,431	43	56	9,418
State and political subdivisions	29,610	640	176	30,074
Pooled trust preferred securities	540	101	—	641
FNMA and FHLMC preferred stock	77	278	—	355
Corporate securities	595	12	—	607

Total	$214,288	$3,274	$685	$216,877

(dollars in thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$23,982	$—	$153	$23,829
SBA Pool securities	62,685	39	834	61,890
Agency mortgage-backed securities	46,780	32	528	46,284
Agency CMO securities	41,855	26	404	41,477
Non agency CMO securities	12,093	62	113	12,042
State and political subdivisions	58,780	224	1,658	57,346
Pooled trust preferred securities	545	26	—	571
FNMA and FHLMC preferred stock	77	16	4	89
Corporate securities	2,597	30	35	2,592

Total	$249,394	$455	$3,729	$246,120

There are no securities classified as “Held to Maturity” or “Trading” at June 30, 2011 or December 31, 2010. Our mortgage-backed securities consist entirely of residential mortgage-backed securities. We do not hold any commercial mortgage-backed securities. Our mortgage-backed securities are all agency backed and AAA-rated with no subprime issues.

Our pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. As of June 30, 2011, that security has an estimated fair value that is $101 thousand greater than its amortized cost after impairment.

The amortized cost and estimated fair values of securities at June 30, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,775	$4,783
Due after one year through five years	98,554	98,722
Due after five years through ten years	77,816	79,452
Due after ten years	33,143	33,920

Total	$214,288	$216,877

Proceeds from the sales of securities available for sale for the six months ended June 30, 2011 and 2010 were $45.5 million and $47.9 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the six months ended June 30, 2011 and 2010 were $33.1 million and $68.7 million, respectively. Net realized gains on the sales of securities available for sale for the six months ended June 30, 2011 and 2010 were $322 thousand and $1.5 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $86.2 million and an aggregate fair value of $86.8 million were pledged at June 30, 2011. Securities with an aggregate book value of $102.1 million and an aggregate fair value of $100.7 million were pledged at December 31, 2010.

Securities in an unrealized loss position at June 30, 2011, by duration of the period of the unrealized loss, are shown below.

	June 30, 2011
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$3,920	$63	$—	$—	$3,920	$63
SBA Pool securities	31,708	289	—	—	31,708	289
Agency mortgage-backed securities	16,594	101	—	—	16,594	101
Non agency CMO securities	6,964	45	383	11	7,347	56
State and political subdivisions	4,826	109	522	67	5,348	176

Total	$64,012	$607	$905	$78	$64,917	$685

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

Based on the Company’s evaluation, management does not believe any unrealized loss at June 30, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At June 30, 2011, there are 28 debt securities with fair values totaling $64.9 million considered temporarily impaired. Of these debt securities, 25 with fair values totaling $64.0 million were in an unrealized loss position of less than 12 months and 3 with fair values totaling $905 thousand were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized. At June 30, 2011, there are no equity securities in an unrealized loss position.

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

As of June 30, 2011 and December 31, 2010, there were no corporate securities in an unrealized loss position for 12 months or more.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Six Months Ending
(dollars in thousands)	June 30, 2011
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $7.9 million and $8.3 million at June 30, 2011 and December 31, 2010, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock for parts of 2010 and because the FHLB generated positive net income for each quarterly period beginning January 1, 2010 and ending June 30, 2011, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$67,059	8.91%	$72,790	9.39%
Real estate - one to four family residential:
Closed end first and seconds	259,027	34.42%	260,442	33.62%
Home equity lines	97,028	12.89%	93,387	12.05%

Total real estate - one to four family residential	356,055	47.31%	353,829	45.67%
Real estate - multifamily residential	11,285	1.50%	11,682	1.51%
Real estate - construction:
One to four family residential	21,355	2.84%	25,454	3.29%
Other construction, land development and other land	42,570	5.66%	50,841	6.56%

Total real estate - construction	63,925	8.50%	76,295	9.85%
Real estate - farmland	8,147	1.08%	8,304	1.07%
Real estate - non-farm, non-residential:
Owner occupied	133,309	17.72%	134,186	17.32%
Non-owner occupied	77,370	10.28%	78,396	10.12%

Total real estate - non-farm, non-residential	210,679	28.00%	212,582	27.44%
Consumer	31,386	4.18%	36,000	4.65%
Other	3,933	0.52%	3,294	0.42%

Total loans	752,469	100.00%	774,776	100.00%

Less unearned income	(2)		(2)
Less allowance for loan losses	(26,753)		(25,288)

Loans, net	$725,714		$749,486

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$625	$273	$927	$1,825	$65,234	$67,059
Real estate - one to four family residential:
Closed end first and seconds	5,766	2,123	5,730	13,619	245,408	259,027
Home equity lines	288	235	475	998	96,030	97,028

Total real estate - one to four family residential	6,054	2,358	6,205	14,617	341,438	356,055
Real estate - multifamily residential	—	—	—	—	11,285	11,285
Real estate - construction:
One to four family residential	93	180	465	738	20,617	21,355
Other construction, land development and other land	62	—	750	812	41,758	42,570

Total real estate - construction	155	180	1,215	1,550	62,375	63,925
Real estate - farmland	35	47	52	134	8,013	8,147
Real estate - non-farm, non-residential:
Owner occupied	2,501	870	763	4,134	129,175	133,309
Non-owner occupied	7,768	325	2,440	10,533	66,837	77,370

Total real estate - non-farm, non-residential	10,269	1,195	3,203	14,667	196,012	210,679
Consumer	441	97	845	1,383	30,003	31,386
Other	—	—	—	—	3,933	3,933

Total loans	$17,579	$4,150	$12,447	$34,176	$718,293	$752,469

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$978	$423	$474	$1,875	$70,915	$72,790
Real estate - one to four family residential:
Closed end first and seconds	6,262	3,182	6,319	15,763	244,679	260,442
Home equity lines	629	80	854	1,563	91,824	93,387

Total real estate - one to four family residential	6,891	3,262	7,173	17,326	336,503	353,829
Real estate - multifamily residential	—	—	—	—	11,682	11,682
Real estate - construction:
One to four family residential	1,182	202	921	2,305	23,149	25,454
Other construction, land development and other land	638	—	3,435	4,073	46,768	50,841

Total real estate - construction	1,820	202	4,356	6,378	69,917	76,295
Real estate - farmland	—	188	—	188	8,116	8,304
Real estate - non-farm, non-residential:
Owner occupied	1,054	549	810	2,413	131,773	134,186
Non-owner occupied	—	128	3,903	4,031	74,365	78,396

Total real estate - non-farm, non-residential	1,054	677	4,713	6,444	206,138	212,582
Consumer	1,073	91	412	1,576	34,424	36,000
Other	2	—	—	2	3,292	3,294

Total loans	$11,818	$4,843	$17,128	$33,789	$740,987	$774,776

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans	$22,871	$25,858
Loans past due 90 days and accruing interest	1,724	1,836
Restructured loans (accruing)	7,896	2,411

At June 30, 2011 and December 31, 2010, there were approximately $8.8 million and $6.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at June 30, 2011 and December 31, 2010.

	Nonaccrual		Over 90 Days Past Due and Accruing
(dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commercial, industrial and agricultural	$1,028	$446	$—	$—
Real estate - one to four family residential:
Closed end first and seconds	7,572	8,337	432	997
Home equity lines	475	664	—	190

Total real estate - one to four family residential	8,047	9,001	432	1,187
Real estate - construction:
One to four family residential	1,032	564	—	437
Other construction, land development and other land	4,788	7,437	—	148

Total real estate - construction	5,820	8,001	—	585
Real estate - farmland	52	—	—	—
Real estate - non-farm, non-residential:
Owner occupied	5,431	3,981	—	—
Non-owner occupied	1,689	4,030	1,203	—

Total real estate - non-farm, non-residential	7,120	8,011	1,203	—
Consumer	804	399	89	64

Total loans	$22,871	$25,858	$1,724	$1,836

The following table presents commercial loans by credit quality indicator at June 30, 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$50,882	$11,474	$3,694	$295	$714	$67,059
Real estate - multifamily residential	10,208	1,077	—	—	—	11,285
Real estate - construction:
One to four family residential	18,785	138	1,440	132	860	21,355
Other construction, land development and other land	5,359	2,299	19,238	—	15,674	42,570

Total real estate - construction	24,144	2,437	20,678	132	16,534	63,925
Real estate - farmland	5,970	1,414	763	—	—	8,147
Real estate - non-farm, non-residential:
Owner occupied	74,402	32,639	12,057	77	14,134	133,309
Non-owner occupied	45,566	14,237	6,655	—	10,912	77,370

Total real estate - non-farm, non-residential	119,968	46,876	18,712	77	25,046	210,679

Total commercial loans	$211,172	$63,278	$43,847	$504	$42,294	$361,095

The following table presents commercial loans by credit quality indicator at December 31, 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$58,812	$8,187	$5,228	$114	$449	$72,790
Real estate - multifamily residential	10,591	1,091	—	—	—	11,682
Real estate - construction:
One to four family residential	22,642	613	1,434	231	534	25,454
Other construction, land development and other land	17,361	4,485	10,561	156	18,278	50,841

Total real estate - construction	40,003	5,098	11,995	387	18,812	76,295
Real estate - farmland	6,915	608	781	—	—	8,304
Real estate - non-farm, non-residential:
Owner occupied	79,335	35,989	10,185	267	8,410	134,186
Non-owner occupied	48,271	12,570	5,232	—	12,323	78,396

Total real estate - non-farm, non-residential	127,606	48,559	15,417	267	20,733	212,582

Total commercial loans	$243,927	$63,543	$33,421	$768	$39,994	$381,653

At June 30, 2011 and December 31, 2010, the Company does not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at June 30, 2011.

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$248,072	$10,955	$259,027
Home equity lines	96,553	475	97,028

Total real estate - one to four family residential	344,625	11,430	356,055
Consumer	30,537	849	31,386
Other	3,933	—	3,933

Total consumer loans	$379,095	$12,279	$391,374

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2010.

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$248,210	$12,232	$260,442
Home equity lines	92,533	854	93,387

Total real estate - one to four family residential	340,743	13,086	353,829
Consumer	35,588	412	36,000
Other	3,294	—	3,294

Total consumer loans	$379,625	$13,498	$393,123

The following table summarizes the activity in our allowance for loan losses for the periods presented:

(dollars in thousands)	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$25,288	$12,155	$12,155
Provision charged against income	3,500	28,930	14,475
Recoveries of loans charged off	554	313	166
Loans charged off	(2,589)	(16,110)	(6,750)

Balance at end of period	$26,753	$25,288	$20,046

The following table presents a rollforward of our allowance for loan losses for the six months ended June 30, 2011.

(dollars in thousands)	Beginning Balance January 1, 2011	Charge-offs	Recoveries	Provision	Ending Balance June 30, 2011
Commercial, industrial and agricultural	$5,981	$(244)	$274	$(1,044)	$4,967
Real estate-one to four family residential:
Closed end first and seconds	3,340	(470)	133	931	3,934
Home equity lines	587	(160)	—	79	506

Total real estate-one to four family residential	3,927	(630)	133	1,010	4,440
Real estate-multifamily residential	23	—	—	(1)	22
Real estate-construction:
One to four family residential	344	(152)	2	169	363
Other construction, land development and other land	7,837	(716)	1	1,056	8,178

Total real estate-construction	8,181	(868)	3	1,225	8,541
Real estate-farmland	17	—	—	2	19
Real estate-non-farm, non-residential:
Owner occupied	2,546	(79)	4	2,527	4,998
Non-owner occupied	3,072	(302)	—	12	2,782

Total real estate-non-farm, non-residential	5,618	(381)	4	2,539	7,780
Consumer	905	(379)	105	176	807
Other	280	(87)	35	(51)	177
Unallocated	356	—	—	(356)	—

Total	$25,288	$(2,589)	$554	$3,500	$26,753

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2011.

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$670	$4,297	$4,967	$714	$66,345	$67,059
Real estate-one to four family residential:
Closed end first and seconds	1,955	1,979	3,934	7,778	251,249	259,027
Home equity lines	—	506	506	—	97,028	97,028

Total real estate-one to four family residential	1,955	2,485	4,440	7,778	348,277	356,055
Real estate-multifamily residential	—	22	22	—	11,285	11,285
Real estate-construction:
One to four family residential	38	325	363	860	20,495	21,355
Other construction, land development and other land	1,964	6,214	8,178	15,674	26,896	42,570

Total real estate-construction	2,002	6,539	8,541	16,534	47,391	63,925
Real estate-farmland	—	19	19	—	8,147	8,147
Real estate-non-farm, non-residential:
Owner occupied	3,103	1,895	4,998	14,134	119,175	133,309
Non-owner occupied	1,947	835	2,782	10,912	66,458	77,370

Total real estate-non-farm, non-residential	5,050	2,730	7,780	25,046	185,633	210,679
Consumer	104	703	807	414	30,972	31,386
Other	—	177	177	—	3,933	3,933

Total	$9,781	$16,972	$26,753	$50,486	$701,983	$752,469

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2010.

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$343	$5,638	$5,981	$449	$72,341	$72,790
Real estate - one to four family residential:
Closed end first and seconds	1,247	2,093	3,340	9,463	250,979	260,442
Home equity lines	—	587	587	—	93,387	93,387

Total real estate-one to four family residential	1,247	2,680	3,927	9,463	344,366	353,829
Real estate - multifamily residential	—	23	23	—	11,682	11,682
Real estate - construction:
One to four family residential	—	344	344	534	24,920	25,454
Other construction, land development and other land	2,032	5,805	7,837	18,278	32,563	50,841

Total real estate - construction	2,032	6,149	8,181	18,812	57,483	76,295
Real estate - farmland	—	17	17	—	8,304	8,304
Real estate - non-farm, non-residential:
Owner occupied	1,013	1,533	2,546	8,410	125,776	134,186
Non-owner occupied	2,264	808	3,072	12,323	66,073	78,396

Total real estate - non-farm, non-residential	3,277	2,341	5,618	20,733	191,849	212,582
Consumer	—	905	905	—	36,000	36,000
Other	—	280	280	—	3,294	3,294
Unallocated	—	356	356	—	—	—

Total	$6,899	$18,389	$25,288	$49,457	$725,319	$774,776

The following is a summary of information pertaining to impaired loans as of and for the six months ended June 30, 2011 and the year ended December 31, 2010:

(dollars in thousands)	June 30, 2011	December 31, 2010
Impaired loans without a specific reserve	$11,855	$21,872
Impaired loans with a specific reserve	38,631	27,585

Allowance related to impaired loans	$9,781	$6,899

Average balance of impaired loans	$51,352	$33,558

Interest income recognized and collected on impaired loans	$995	$2,033

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$714	$714	$—	$714	$670	$621	$7
Real estate - one to four family residential:
Closed end first and seconds	7,778	7,890	282	7,496	1,955	8,844	155
Real estate - construction:
One to four family residential	860	860	422	438	38	763	12
Other construction, land development and other land	15,674	15,674	8,043	7,631	1,964	17,725	264

Total real estate - construction	16,534	16,534	8,465	8,069	2,002	18,488	276
Real estate - non-farm, non-residential:
Owner occupied	14,134	14,624	1,779	12,355	3,103	11,476	276
Non-owner occupied	10,912	11,164	1,329	9,583	1,947	11,746	277

Total real estate - non-farm, non-residential	25,046	25,788	3,108	21,938	5,050	23,222	553
Consumer	414	414	—	414	104	177	4

Total loans	$50,486	$51,340	$11,855	$38,631	$9,781	$51,352	$995

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$449	$2,639	$96	$353	$343	$2,868	$7
Real estate - one to four family residential:
Closed end first and seconds	9,463	9,837	2,763	6,700	1,247	9,241	304
Real estate - construction:
One to four family residential	534	534	534	—	—	604	21
Other construction, land development and other land	18,278	20,579	14,110	4,168	2,032	11,002	696

Total real estate - construction	18,812	21,113	14,644	4,168	2,032	11,606	717
Real estate - non-farm, non-residential:
Owner occupied	8,410	8,901	2,444	5,966	1,013	6,351	432
Non-owner occupied	12,323	12,553	1,925	10,398	2,264	3,492	573

Total real estate - non-farm, non-residential	20,733	21,454	4,369	16,364	3,277	9,843	1,005

Total loans	$49,457	$55,043	$21,872	$27,585	$6,899	$33,558	$2,033

Note 4. Deferred Income Taxes

As of June 30, 2011 and December 31, 2010, the Company had recorded net deferred income tax assets of approximately $11.1 million and $12.6 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2011 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $3.8 million at June 30, 2011 and $4.1 million at December 31, 2010, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010

Land and improvements	$6,009	$5,176
Buildings and leasehold improvements	20,520	19,458
Furniture, fixtures and equipment	17,379	16,060
Construction in progress	18	2,257

	43,926	42,951
Less accumulated depreciation	(23,027)	(22,194)

Net balance	$20,899	$20,757

Depreciation and amortization of bank premises and equipment for the six months ended June 30, 2011 and 2010 amounted to $1.2 million and $1.1 million, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the six months ended June 30, 2011 and the year ended December 31, 2010:

Federal funds purchased (dollars in thousands)	June 30, 2011	December 31, 2010
Balance outstanding at period end	$—	$15
Maximum balance at any month end during the period	$2	$6,850
Average balance for the period	$113	$2,038
Weighted average rate for the period	0.86%	0.76%
Weighted average rate at period end	0.00%	1.02%

Repurchase agreements (dollars in thousands)	June 30, 2011	December 31, 2010
Balance outstanding at period end	$4,623	$2,449
Maximum balance at any month end during the period	$4,637	$4,245
Average balance for the period	$2,779	$2,921
Weighted average rate for the period	1.14%	1.33%
Weighted average rate at period end	1.08%	1.34%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the six months ended June 30, 2011 and the year ended December 31, 2010:

Short-term borrowings (dollars in thousands)	June 30, 2011	December 31, 2010
Balance outstanding at period end	$—	$25,000
Maximum balance at any month end during the period	$10,325	$25,000
Average balance for the period	$3,787	$1,767
Weighted average rate for the period	0.43%	0.51%
Weighted average rate at period end	0.00%	0.47%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at June 30, 2011 and December 31, 2010 consist of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2011	$—	—	$94,000	4.18%
2013	10,000	2.42%	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

Our line of credit with the FHLB can equal up to 25% of our assets or approximately $270.4 million at June 30, 2011. This line of credit totaled $173.4 million with approximately $50.3 million available at June 30, 2011. As of June 30, 2011 and December 31, 2010, loans with a carrying value of $300.1 million and $353.8 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined short-term and long-term borrowings outstanding under the FHLB line of credit was $117.5 million at June 30, 2011 and $142.5 million at December 31, 2010.

Note 7. (Loss) Per Share

The following table shows the weighted average number of common shares used in computing (loss) per share and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2011 and 2010. Potential dilutive common stock had no effect on (loss) per share otherwise available to common shareholders for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic (loss) per common share	6,000,821	$(0.03)	5,970,623	$(1.06)
Effect of dilutive securities, stock options	—	—	—	—

Diluted (loss) per common share	6,000,821	$(0.03)	5,970,623	$(1.06)

	Six Months Ended
	June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic (loss) per common share	5,998,377	$(0.01)	5,968,460	$(0.90)
Effect of dilutive securities, stock options	—	—	—	—

Diluted (loss) per common share	5,998,377	$(0.01)	5,968,460	$(0.90)

At June 30, 2011 and 2010, options to acquire 239,692 and 251,137 shares of common stock, respectively were not included in computing diluted (loss) per common share because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There are 81,063 shares still available to be granted as awards under the 2003 Plan.

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

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and six months ended June 30, 2011, stock option compensation expense was $27 thousand and $55 thousand, respectively, compared to stock option compensation expense of $45 thousand and $91 thousand, respectively, for the three and six months ended June 30, 2010. Stock option compensation expense is included is salary and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the six months ended June 30, 2011 or 2010.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2011	251,137	$19.68
Granted	—	—
Exercised	—	—
Forfeited	(11,445)	17.56

Stock options outstanding at June 30, 2011	239,692	$19.79	4.11	$—

Stock options exercisable at June 30, 2011	172,192	$21.27	3.05	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of June 30, 2011, there was $66 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 9 months.

The table below summarizes information concerning stock options outstanding and exercisable at June 30, 2011.

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$16.10	17,930	0.75 years	$16.10	17,930
$28.60	24,075	2.25 years	$28.60	24,075
$19.92	34,100	3.00 years	$19.92	34,100
$20.57	46,212	4.00 years	$20.57	46,212
$21.16	49,875	5.25 years	$21.16	49,875
$19.25	35,750	6.25 years	$—	—
$12.36	31,750	7.25 years	$—	—

$19.79	239,692	4.11 years	$21.27	172,192

For the three and six months ended June 30, 2011, restricted stock compensation expense was $5 thousand and $10 thousand, respectively, compared to restricted stock compensation expense of $22 thousand and $31 thousand, respectively, for the three and six months ended June 30, 2010. Restricted stock compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $3.75 per share for the 2010 award, $8.31 per share for the 2009 awards, and $17.25 per share for the 2007 awards. At June 30, 2011, there are 1,800 shares, 5,600 shares and 8,000 shares related to the 2007, 2009 and 2010 awards, respectively, outstanding and unvested. There were no restricted stock awards granted in the six months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010, 700 shares and 1,000 shares, respectively, of the time based portion of the 2009 restricted stock awards vested. For the six months ended June 30, 2011, 400 shares of the time based portion of the 2007 restricted stock awards were forfeited when a former officer of the Company retired. For the six months ended June 30, 2010, 9,800 shares of restricted stock awards were forfeited, which included 6,500 performance based shares from the 2007 restricted stock awards, 600 time based shares from the 2007 restricted stock awards, 1,200 time based shares from the 2009 restricted stock awards and 1,500 performance based shares from the 2009 restricted stock awards.

A summary of the status of our nonvested shares in relation to our restricted stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011 is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2011	16,500	$7.29
Granted	—	—
Vested	(700)	8.31
Forfeited	(400)	17.25

Nonvested as of June 30, 2011	15,400	$6.99

At June 30, 2011, there was $21 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based awards will vest.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Components of Net Periodic Pension Cost (Benefit)
Service cost	$—	$146	$—	$292
Interest cost	151	195	302	390
Expected return on plan assets	(224)	(237)	(448)	(474)
Amortization of prior service cost	—	5	—	10
Net loss	—	14	—	28

Net periodic pension cost (benefit)	$(73)	$123	$(146)	$246

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

Note 10. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

—	Level 1 – Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets.

—

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

—	Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of June 30, 2011.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$3,920	$—	$3,920
SBA Pool securities	—	75,979	—	75,979
Agency mortgage-backed securities	—	56,533	—	56,533
Agency CMO securities	—	39,350	—	39,350
Non agency CMO securities	—	9,418	—	9,418
State and political subdivisions	—	30,074	—	30,074
Pooled trust preferred securities	—	641	—	641
FNMA and FHLMC preferred stock	—	355	—	355
Corporate securities	—	607	—	607

Total securities available for sale	$—	$216,877	$—	$216,877

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
		(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$23,829	$—	$23,829
SBA Pool securities	—	61,890	—	61,890
Agency mortgage-backed securities	—	46,284	—	46,284
Agency CMO securities	—	41,477	—	41,477
Non agency CMO securities	—	12,042	—	12,042
State and political subdivisions	—	57,346	—	57,346
Pooled trust preferred securities	—	571	—	571
FNMA and FHLMC preferred stock	—	89	—	89
Corporate securities	—	2,592	—	2,592

Total securities available for sale	$—	$246,120	$—	$246,120

At June 30, 2011, each security in the Company’s securities available for sale portfolio was measured at fair value on a recurring basis using Level 2 valuations.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment of a financial asset).

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that some portion of the amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, and the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor or an appraisal is performed to determine current market value. The Company considers the value of a partially completed project for our loan analysis. For nonperforming construction loans, the Company obtains a valuation of each partially completed project “as is” from a third party appraiser. The Company uses these third party valuations to determine if any charge-offs are necessary.

The value of business equipment pledged as collateral is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a non-recurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
	(dollars in thousands)
Assets
Impaired loans	$—	$22,784	$6,066	$28,850
Other real estate owned	$—	$5,115	$5,865	$10,980

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(dollars in thousands)
Assets
Impaired loans	$—	$18,550	$2,136	$20,686
Other real estate owned	$—	$7,360	$4,257	$11,617

As of June 30, 2011 and December 31, 2010, the Company had no liabilities measured at fair value on a non-recurring basis.

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and short-term investments	$13,987	$13,987	$12,533	$12,533
Interest bearing deposits with banks	13,378	13,378	10,298	10,298
Securities available for sale	216,877	216,877	246,120	246,120
Restricted securities	10,247	10,247	10,344	10,344
Loans, net	725,714	750,520	749,486	769,510
Accrued interest receivable	4,258	4,258	4,281	4,281

Financial Liabilities:
Noninterest-bearing demand deposits	$101,373	$101,373	$97,122	$97,122
Interest-bearing deposits	733,112	729,260	771,024	762,844
Short-term borrowings	4,623	4,623	27,464	27,464
Long-term borrowings	117,500	130,510	117,500	132,498
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,448	1,448	1,451	1,451

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

@12% discount rate

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

The Company has notified the Treasury that it is deferring the August 2011 payment of its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. The Company has previously deferred the February and May 2011 payments of its regular quarterly cash dividend with respect to the preferred stock.

The Company is permitted to defer dividend payments, with respect to the preferred stock but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the Treasury. The amount of the 2011 dividends that have accumulated and are unpaid and in arrears is $600 thousand as of June 30, 2011.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2011 and December 31, 2010, the interest rate was 3.20% and 3.25%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2011 and December 31, 2010, all of the trust preferred securities qualified as Tier 1 capital.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Company may not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 14 – Formal Written Agreement.

In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities.

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

As of June 30, 2011, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the June 30, 2011 and December 31, 2010 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

As of June 30, 2011	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	12.24%	8.00%	N/A
Bank	11.50%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	10.99%	4.00%	N/A
Bank	10.25%	4.00%	6.00%

Leverage Ratio:
Company	7.60%	4.00%	N/A
Bank	7.09%	4.00%	5.00%

As of December 31, 2010	Actual Capital	Minimum Capital Requirements	Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	11.70%	8.00%	N/A
Bank	10.99%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	10.51%	4.00%	N/A
Bank	8.36%	4.00%	6.00%

Leverage Ratio:
Company	7.38%	4.00%	N/A
Bank	5.86%	4.00%	5.00%

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the payment of dividends; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; and (ix) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

•	the impact of government intervention in the banking business;

•	an insufficient allowance for loan losses;

•	our ability to meet the capital requirements of our regulatory agencies;

•	changes in laws, regulations and the policies of federal or state regulators and agencies;

•	adverse reactions in financial markets related to the budget deficit of the United States government;

•	changes in the interest rates affecting our deposits and our loans;

•	the loss of any of our key employees;

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

Executive Overview

Eastern Virginia Bankshares, Inc., is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. Over the past three years, our Company has struggled with the challenging economic environment and has focused on credit quality initiatives to position our Company for growth once the economic climate improves. Although constrained by a weak economy, the Company was able to achieve some positive accomplishments during the first six months of 2011, including a return to operating profitability and a 9.5% decrease in nonperforming assets. The improvements seen in some of the Company’s credit metrics, and other factors, are reflective of slowly improving economic conditions. Although the results for the second quarter of 2011 represent a continuation of a positive trend which began in the first quarter of this year, our optimism continues to be tempered with caution as the current economic environment continues to negatively impact the credit quality of our loan portfolio requiring additional charge-offs and provisions for loan losses. General credit quality is not expected to show broad based improvement until the economy shows more robust growth, improved consumer confidence and stabilized real estate prices. In the near term, the Company anticipates a continuation of prolonged economic weakness, both locally and nationally, and continued credit issues in the loan portfolio.

In spite of the operating profit reported for the first half of 2011, earnings remained constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate, the high level of unemployment and depressed real estate markets. While the Company experienced some improvement in the number of loans that were negatively impacted by the continued weak economic conditions within our markets, we continue to see declining real estate values in our markets and increased stress on our customers’ ability to pay their loans as agreed. The Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs. While the elevated level of provision for loan losses expense recorded during the first half of 2011 negatively impacts our operating results, the Company believes these loan loss provisions are necessary as the economic growth seen in some national statistics has not been realized in the local markets we serve. The Company continues to proactively manage its problem assets and is aggressively charging-off loans and increasing our allowance for potential future loan losses as necessary. The Company is diligently managing through these challenging times and remains focused on profitable balance sheet growth, timely resolution of our nonperforming assets and other financial strategies the Company believes will return us to the level of profitability to which our shareholders are accustomed.

The primary drivers for the Company’s results for the first six months of 2011 continue to be the elevated levels of the provision for loan losses, higher FDIC insurance premiums, higher professional and collection/repossession expenses related to elevated past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. The provision for loan losses during the first half of 2011 dropped sharply from 2010 levels primarily due to lower net charge-offs and a continued decrease in the level of past due loans and nonperforming assets. The Company believes the investments it has made during 2010 and the first half of 2011 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

As we reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital including the suspension of its quarterly common stock dividend and to defer its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009.

During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Parent. In addition, during the second quarter of 2011 the Company took action to improve two key regulatory ratios of the Bank. This was accomplished by the Bank repaying an $11.0 million subordinated debt due to the Parent. In conjunction with this repayment, the Parent used the proceeds to reinvest a like amount of Tier 1 qualifying capital into the Bank. The net result of this transaction was to reclassify $11.0 million of the Bank’s Tier 2 qualifying regulatory capital as Tier 1 qualifying regulatory capital, which in turn improved the Bank’s Leverage Ratio and Tier 1 Risk-Based Capital Ratio by approximately 100 basis points and 150 basis points, respectively, and more closely aligned these regulatory ratios between the Company and the Bank.

The actions to suspend and defer dividend and interest payments to preserve capital, while difficult, are necessary to ensure the financial strength of the Company. Despite our significant challenges over the last several years, the Company has maintained its regulatory well capitalized status and we believe that maintaining this status is critically important for the long-term value of our Company. As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore its common and Preferred Stock dividends as well as interest payments on its Junior Subordinated Debentures.

On February 17, 2011, the Company and Bank entered into a Written Agreement with the FRB and the SCC. The purpose of this agreement is to formally document the common goal of the Company, Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 and 2011 to address our deteriorating asset quality and associated challenges brought on during the economic recession. Among other things the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. The directors of the Company and the Bank are fully committed to the common goal of improving the financial soundness of the Company. Further, the directors and executive management of the Company are fully dedicated to diligently working to comply with all requirements of the Written Agreement. The Company is pleased with the continued support of the regulatory agencies and looks forward to the successful results of our actions.

As of the filing of this Quarterly Report on Form 10-Q, the Company has met all deadlines for delivering plans, policies and reports under the Written Agreement and we are encouraged with the initial feedback we have received from the regulatory agencies. We also believe that the improvements in our nonperforming asset levels during the first six months of 2011 are an indication that the actions we have taken are beginning to yield positive results. The Written Agreement requires us to submit quarterly progress reports to our banking regulators on our asset quality improvement initiatives and other remediation efforts. We anticipate meeting the Written Agreement’s requirements and timely submitting the quarterly progress reports as we work closely with our regulatory agencies to improve the Company’s financial performance. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

As previously disclosed in our 2011 Proxy Statement, during August 2010 the Company established a Regulatory Compliance Oversight Committee to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings of a recent regulatory examination and to comply with the Written Agreement. On behalf of the Board, this committee acts to ensure that the Bank cures the noted deficiencies. The committee continues to meet at least once a month as the remediation process progresses.

The Bank continues to improve its handling of nonperforming assets and has recently established a Special Assets Division that reports directly to the Chief Risk Officer. This Division is specifically tasked with formulating workout strategies and conducting asset dispositions to minimize future losses. The establishment of this division will also allow our loan officers to focus on expanding our lending activities when loan demand and economic conditions improve. The Company continues to make progress on this key function and was successful in recruiting a seasoned special assets manager during the second quarter of 2011 to further this initiative.

For the three months ended June 30, 2011, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $1.5 million to fund possible losses in the loan portfolio as compared to a provision of $12.6 million for the three months ended June 30, 2010.

•	Net charge-offs of $1.1 million to write off uncollectible balances on nonperforming assets.

•	Gain on sale of available for sale securities of $129 thousand resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Increase in net interest income by $110 thousand over the same period in 2010.

•	Impairment losses of $77 thousand related to valuation adjustments on other real estate owned.

•	Losses of $48 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $931 thousand, as compared to $553 thousand in the same period of 2010.

•	Expenses related to collection, repossession and other real estate owned of $567 thousand.

For the three months ended June 30, 2011 and 2010, the reported net income (loss) of $223 thousand and ($6.0) million, respectively equate to the following performance metrics:

•

On net (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of (0.06%) for the three months ended June 30, 2011 which compares to ROA of (2.30%) for the three months ended June 30, 2010.

•

On net (loss) available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of (0.86%) for the three months ended June 30, 2011 which compares to ROE of (30.63%) for the three months ended June 30, 2010.

•

On a per share basis, the diluted and basic (loss) per common share (EPS) is ($0.03) for the three months ended June 30, 2011 which compares to an EPS of ($1.06) for the three months ended June 30, 2010.

For the six months ended June 30, 2011, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $3.5 million to fund possible losses in the loan portfolio as compared to $14.5 million for the same period in 2010.

•	Gain on the sale of our former Aylett branch office of $256 thousand.

•	Net charge-offs of $2.0 million to write off uncollectible balances on nonperforming assets.

•	Gain on sale of available for sale securities of $322 thousand resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $92 thousand from the same period in 2010.

•	Impairment losses of $229 thousand related to valuation adjustments on other real estate owned.

•	Losses of $295 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $1.4 million, compared to $1.0 million for the six months ended June 30, 2010.

•	Expenses related to collection, repossession and other real estate owned of $1.0 million, compared to $695 thousand for the same period in 2010.

For the six months ended June 30, 2011 and 2010, the reported net income (loss) of $697 thousand and ($4.6) million, respectively equate to the following performance metrics:

•

On net (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of (0.01%) for the six months ended June 30, 2011 which compares to ROA of (0.98%) for the six months ended June 30, 2010.

•

On net (loss) available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of (0.15%) for the six months ended June 30, 2011 which compares to ROE of (13.13%) for the six months ended June 30, 2010.

•	On a per share basis, the diluted and basic (loss) per common share (EPS) is ($0.01) for the six months ended June 30, 2011 which compares to an EPS of ($0.90) for the six months ended June 30, 2010.

Although the Company’s operating results improved substantially for the three and six months ended June 30, 2011 as compared to the same periods of 2010, the Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives that we believe will ultimately result in an improvement in our asset quality and allow us to focus greater resources on growing our franchise and delivering financial results more consistent with our long-term history. As detailed later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”, the Company continues to work on the timely resolution of our nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during the first six months of 2011 should be sufficient to cover our known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could require the adjustment of our provision for loan losses to reserve against additional charge-offs.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three and six months ended June 30, 2011 were primarily driven by an elevated provision for loan losses over historical levels (although the provision showed significant improvement against the comparable 2010 periods), higher FDIC insurance premiums, higher professional and collection/repossession expenses related to elevated past due loans and nonperforming assets, and losses on the sale of and valuation adjustments on other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio. The Company remains very diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2011 and 2010.

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

Net interest income, on a fully tax equivalent basis, increased $12 thousand or 0.1% to remain at $9.1 million for both the three months ended June 30, 2011 and 2010. Total average earning assets decreased $25.7 million or 2.5% from $1.03 billion for the three months ended June 30, 2010 to $999.9 million for the same period of 2011. Total average interest-bearing liabilities decreased $15.6 million or 1.8% from $889.1 million for the three months ended June 30, 2010 to $873.5 million for the same period of 2011. The minimal increase in net interest income was driven by the change in the mix and pricing of the balance sheet components. These shifts resulted in an increase of 10 basis points in our net interest margin from 3.57% for the three months ended June 30, 2010 to 3.67% for the same period of 2011. The percentage of average earning assets to total average assets increased slightly to 93.1% for the three months ended June 30, 2011, as compared to 92.9% for the same period of 2010.

Total interest income, on a fully tax equivalent basis, decreased $632 thousand from $13.6 million for the three months ended June 30, 2010 to $12.9 million for the same period of 2011. This was driven by a decline in the yield on interest earning assets from 5.31% for the three months ended June 30, 2010 to 5.19% for the same period of 2011, and the decrease in the amount of average earning assets during the same periods. These decreases were primarily the result of reduced yields on the investment securities portfolio and a significant decrease in the average loan balances, which was partially offset by an increase in the yield on the loan portfolio.

Average total loan balances decreased $93.4 million from $856.6 million for the three months ended June 30, 2010 to $763.3 million for the same period of 2011. The yield on loans increased to 5.81% for the second quarter of 2011 compared to 5.69% for the same period of 2010 primarily due to an estate settlement on a nonperforming loan which resulted in the collection of approximately $300 thousand in interest, fees and late charges. Combined, this resulted in a $1.1 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $11.0 million for the quarter ended June 30, 2011 compared to $12.1 million for the same period in 2010. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs, payment curtailments on outstanding loans and an increase in nonperforming loans.

Average investment security balances increased $96.3 million from $125.1 million for the three months ended June 30, 2010 to $221.4 million for the same period in 2011. While the average investment securities balance increased, the yield on securities declined 106 basis points from 4.48% for the second quarter of 2010 to 3.42% for the second quarter of 2011. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the second quarter of 2011. Average taxable investment securities increased $118.3 million from the second quarter of 2010 to the second quarter of 2011, but the yield declined from 4.01% for the three months ended June 30, 2010 to 3.23% for the same period in 2011, a drop of 78 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks decreased $28.0 million from $43.1 million for the second quarter of 2010 to $15.1 million for the same period 2011, while average federal funds sold decreased $673 thousand to $176 thousand during the second quarter of 2011 compared to $849 thousand for the same period in 2010. This reflected a change in our overall investment strategy as we began to strategically deploy excess liquidity in short duration, lower risk securities as investment opportunities were available. In total, our excess funds decreased $28.6 million from the second quarter of 2010 to the second quarter of 2011.

Average interest bearing deposits decreased $18.5 million from $758.4 million for the second quarter of 2010 to $739.9 million for the second quarter of 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the decrease in our interest income. Our overall cost of funds decreased $644 thousand, as the total rate for average interest-bearing deposits fell from 1.64% for the three months ended June 30, 2010 to 1.37% for the same period in 2011, a drop of 27 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the second quarter of 2010 to the same period in 2011 was in the money market deposits with an increase of $27.2 million in average balance and a corresponding rate decrease of 12 basis points from 1.32% to 1.20% from the second quarter of 2010 to the second quarter of 2011. The aggressively priced checking accounts (or “NOW accounts”) had a decrease of $4.0 million in average balance and a corresponding rate decrease of 30 basis points from 1.28% to 0.98% for the same periods. Average large dollar certificates decreased $21.5 million from $169.5 million during the second quarter of 2010 to $148.1 million during the second quarter of 2011 and the rate dropped 31 basis points from 2.20% in the second quarter of 2010 to 1.89% for the same period in 2011. Other certificates average balance declined $22.5 million from $192.6 million during the second quarter of 2010 to $170.1 million for the same period in 2011, with a simultaneous 26 basis point drop in rate. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $68 thousand from $1.3 million for the three months ended June 30, 2010 to $1.2 million for the same period in 2011.

Net interest income, on a fully tax equivalent basis, decreased $217 thousand or 1.2% to $18.1 million for the six months ended June 30, 2011, down from $18.3 million for the six months ended June 30, 2010. Total average earning assets decreased $16.6 million or 1.6% from $1.03 billion for the six months ended June 30, 2010 to $1.01 billion for the same period of 2011. Total average interest-bearing liabilities decreased $6.4 million or 0.7% from $893.3 million for the six months ended June 30, 2010 to $886.9 million for the same period of 2011. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components. These shifts resulted in an increase of 2 basis points in our net interest margin from 3.60% for the six months ended June 30, 2010 to 3.62% for the same period of 2011. The percentage of average earning assets to total average assets increased slightly to 93.1% for the six months ended June 30, 2011, as compared to 92.9% for the same period in 2010.

Total interest income, on a fully tax equivalent basis, decreased $1.6 million from $27.4 million for the six months ended June 30, 2010 to $25.8 million for the same period of 2011. This was driven by a decline in the yield on interest earning assets from 5.39% for the six months ended June 30, 2010 to 5.15% for the same period of 2011, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities portfolio and a significant decrease in the average loan balances, partially offset by a slight increase in the yield on loans.

Average total loan balances decreased $88.8 million from $856.3 million for the six months ended June 30, 2010 to $767.5 million for the same period of 2011. The yield on loans increased to 5.76% for the first six months of 2011 compared to 5.73% for the same period of 2010 primarily due to the aforementioned estate settlement. Combined, this resulted in a $2.4 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $21.9 million for the six months ended June 30, 2011 compared to $24.3 million for the same period in 2010. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs, payment curtailments on outstanding loans and an increase in nonperforming loans.

Average investment security balances increased $90.7 million from $138.1 million for the six months ended June 30, 2010 to $228.8 million for the same period in 2011. While the average investment securities balance increased, the yield on securities declined 97 basis points from 4.40% for the first six months of 2010 to 3.43% for the first six months of 2011. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the first half of 2011. Average taxable investment securities increased $105.1 million from the first six months of 2010 to the first six months 2011, but the yield declined from 4.04% for the six months ended June 30, 2010 to 3.10% for the same period in 2011, a drop of 94 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks decreased $18.0 million from $31.2 million for the first six months of 2010 to $13.2 million for the same period 2011, while federal funds sold decreased $506 thousand to $305 thousand during the first six months of 2011 compared to $811 thousand for the same period in 2010. This reflected a change in our overall investment strategy as we began to strategically deploy excess liquidity in short duration, lower risk securities as investment opportunities were available. In total, our excess funds decreased $18.5 million from the first six months of 2010 to the first six months of 2011.

Average interest bearing deposits decreased $5.3 million from $757.7 million for the first six months of 2010 to $752.4 million for the first six months of 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the corresponding decrease in our net interest income. Our overall cost of funds decreased $1.4 million, as the total rate for average interest-bearing deposits fell from 1.69% for the six months ended June 30, 2010 to 1.38% for the same period in 2011, a drop of 31 basis points. Deposits continued to shift from higher priced certificates of deposit to NOW accounts, money market and savings accounts. The largest increase from the first six months of 2010 to the same period in 2011 was in the money market deposits with an increase of $27.2 million in average balance and a corresponding rate decrease of 13 basis points from 1.33% to 1.20% from the first six months of 2010 to the first six months of 2011. The aggressively priced NOW balance had an increase of $3.5 million in average balance and a corresponding rate decrease of 32 basis points from 1.28% to 0.96% for the same periods. Average large dollar certificates decreased $18.1 million from $169.2 million during the first six months of 2010 to $151.1 million during the first six months of 2011 and the rate dropped 29 basis points from 2.23% in the first six months of 2010 to 1.94% for the same period in 2011. Other certificates average balance declined $19.7 million from $192.5 million during the first half of 2010 to $172.7 million for the same period in 2011, with a simultaneous 39 basis point drop in rate. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $200 thousand from $2.6 million for the six months ended June 30, 2010 to $2.4 million for the same period in 2011.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$192,792	$1,552	3.23%	$74,454	$745	4.01%
Restricted securities	10,181	59	2.32%	9,455	57	2.42%
Tax exempt, available for sale (2)	18,425	275	5.99%	41,202	594	5.78%

Total securities	221,398	1,886	3.42%	125,111	1,396	4.48%
Interest bearing deposits with banks	15,093	10	0.27%	43,045	37	0.34%
Federal funds sold	176	—	0.00%	849	—	0.00%
Loans, net of unearned income (3)	763,261	11,048	5.81%	856,636	12,143	5.69%

Total earning assets	999,928	12,944	5.19%	1,025,641	13,576	5.31%
Less allowance for loan losses	(26,786)			(13,402)
Total non-earning assets	100,546			91,265

Total assets	$1,073,688			$1,103,504

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$219,561	$536	0.98%	$223,574	$712	1.28%
Savings	78,595	121	0.62%	76,356	116	0.61%
Money market savings	123,586	371	1.20%	96,361	318	1.32%
Large dollar certificates of deposit (4)	148,065	697	1.89%	169,540	928	2.20%
Other certificates of deposit	170,126	799	1.88%	192,580	1,027	2.14%

Total interest-bearing deposits	739,933	2,524	1.37%	758,411	3,101	1.64%
Federal funds purchased and repurchase agreements	3,237	9	1.12%	2,592	9	1.39%
Short-term borrowings	2,496	2	0.32%	—	—	0.00%
Long-term borrowings	117,500	1,187	4.05%	117,739	1,255	4.28%
Trust preferred debt	10,310	81	3.15%	10,310	82	3.19%

Total interest-bearing liabilities	873,476	3,803	1.75%	889,052	4,447	2.01%
Noninterest-bearing liabilities
Demand deposits	102,098			101,830
Other liabilities	4,081			5,620

Total liabilites	979,655			996,502
Shareholders’ equity	94,033			107,002

Total liabilities and shareholders’ equity	$1,073,688			$1,103,504

Net interest income (2)		$9,141			$9,129

Interest rate spread (2)(5)			3.44%			3.30%
Interest expense as a percent of average earning assets			1.53%			1.74%
Net interest margin (2)(6)			3.67%			3.57%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $84 adjustment for 2011 and a $182 adjustment in 2010.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

(dollars in thousands)	Six Months Ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$190,957	$2,940	3.10%	$85,851	$1,718	4.04%
Restricted securities	10,262	125	2.46%	9,199	62	1.36%
Tax exempt, available for sale (2)	27,622	825	6.02%	43,072	1,233	5.77%

Total securities	228,841	3,890	3.43%	138,122	3,013	4.40%
Interest bearing deposits with banks	13,159	16	0.25%	31,161	76	0.49%
Federal funds sold	305	—	0.00%	811	—	0.00%
Loans, net of unearned income (3)	767,450	21,904	5.76%	856,257	24,342	5.73%

Total earning assets	1,009,755	25,810	5.15%	1,026,351	27,431	5.39%
Less allowance for loan losses	(26,661)			(12,929)
Total non-earning assets	101,672			90,795

Total assets	$1,084,766			$1,104,217

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$225,441	$1,078	0.96%	$221,938	$1,410	1.28%
Savings	78,412	240	0.62%	76,571	232	0.61%
Money market savings	124,721	745	1.20%	97,496	645	1.33%
Large dollar certificates of deposit (4)	151,103	1,451	1.94%	169,219	1,875	2.23%
Other certificates of deposit	172,720	1,631	1.90%	192,457	2,183	2.29%

Total interest-bearing deposits	752,397	5,145	1.38%	757,681	6,345	1.69%
Federal funds purchased and repurchase agreements	2,892	17	1.19%	5,217	28	1.08%
Short-term borrowings	3,787	8	0.43%	—	—	0.00%
Long-term borrowings	117,500	2,361	4.05%	120,047	2,561	4.30%
Trust preferred debt	10,310	162	3.17%	10,310	163	3.19%

Total interest-bearing liabilities	886,886	7,693	1.75%	893,255	9,097	2.05%
Noninterest-bearing liabilities
Demand deposits	100,780			98,394
Other liabilities	4,256			5,965

Total liabilites	991,922			997,614
Shareholders’ equity	92,844			106,603

Total liabilities and shareholders’ equity	$1,084,766			$1,104,217

Net interest income (2)		$18,117			$18,334

Interest rate spread (2)(5)			3.40%			3.34%
Interest expense as a percent of average earning assets			1.54%			1.79%
Net interest margin (2)(6)			3.62%			3.60%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $252 adjustment for 2011 and a $377 adjustment in 2010.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three and six months ended June 30, 2011 and 2010.

Table 2: Noninterest Income

	Three Months Ended June 30,
(dollars in thousands)	2011	2010
Service charges and fees on deposit accounts	$845	$929
Debit/credit card fees	409	359
Gain on sale of available for sale securities, net	129	1,518
Other-than-temporary impairment losses on securities	—	(77)
Gain on sale of bank premises and equipment	—	17
Other operating income	278	321

Total noninterest income	$1,661	$3,067

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Service charges and fees on deposit accounts	$1,780	$1,791
Debit/credit card fees	733	654
Gain on sale of available for sale securities, net	322	1,531
Other-than-temporary impairment losses on securities	—	(77)
Gain on sale of bank premises and equipment	256	17
Gain on bank owned life insurance	—	604
Other operating income	661	640

Total noninterest income	$3,752	$5,160

Noninterest income for the three months ended June 30, 2011 was $1.7 million, a decrease of $1.4 million or 45.8% over the noninterest income of $3.1 million for the same period of 2010. Changes in the components of noninterest income were caused by the following events:

•

Service charges and fees on deposit accounts were $845 thousand in the second quarter of 2011, a decrease of $84 thousand or 9.0% over the $929 thousand in the second quarter of 2010 and were driven by a 9.2% decrease in non-sufficient funds (or “NSF”);

•

Debit/credit card fees were $409 thousand in the second quarter of 2011, an increase of $50 thousand or 13.9% over the $359 thousand in the second quarter of 2010 and were driven by a 18.9% increase in debit card income;

•	Sales of available for sale securities generated gains of $129 thousand in the second quarter of 2011, a decrease of $1.4 million or 91.5% from gains of $1.5 million in the second quarter of 2010;

•	Other-than-temporary impairment losses on trust preferred securities owned by the Company were $77 thousand in the second quarter of 2010, while no such losses were recognized in 2011; and

•

Other operating income was $278 thousand in the second quarter of 2011, a decrease of $43 thousand or 13.4% from $321 thousand in the second quarter of 2010 and was driven by a 42.6% decrease in investment services income, a 77.7% decrease in mortgage services income, a 287.1% increase in OREO rental income, $15 thousand in loan servicing fees that were not present in the second quarter of 2010, and a 24.7% decrease in write downs of our investments in community and housing development funds.

Noninterest income for the six months ended June 30, 2011 was $3.8 million, a decrease of $1.4 million or 27.3% over the noninterest income of $5.2 million for the same period of 2010. Changes in the components of noninterest income were caused by the following events:

•

Debit/credit card fees were $733 thousand in the first six months of 2011, an increase of $79 thousand or 12.1% over the $654 thousand in the first six months of 2010 and were driven by a 16.1% increase in debit card income;

•	Sales of available for sale securities generated gains of $322 thousand in the first six months of 2011, a decrease of $1.2 million or 79.0% over gains of $1.5 million in the first six months of 2010;

•	Other-than-temporary impairment losses on trust preferred securities owned by the Company were $77 thousand in the first six months of 2010, while no such losses were recognized in 2011;

•

Gains on the sale of bank premises and equipment increased $239 thousand in the first six months of 2011 as compared to the same period in 2010 due to the sale of our former Aylett branch office during the first quarter of 2011 which generated a gain of $256 thousand; and

•

Bank owned life insurance proceeds resulting from the death of a former officer generated a gain of $604 thousand in the first six months of 2010, while no such gains were generated during the first six months of 2011.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three and six months ended June 30, 2011 and 2010.

Table 3: Noninterest Expense

	Three Months Ended June 30,
(dollars in thousands)	2011	2010
Salaries and employee benefits	$4,022	$4,303
Occupancy and equipment expenses	1,419	1,351
Telephone	321	291
FDIC expense	931	553
Consultant fees	319	252
Collection, repossession and other real estate owned	567	347
Marketing and advertising	215	367
Loss (gain) on sale of other real estate owned	48	(49)
Impairment losses on other real estate owned	77	—
Other operating expenses	1,190	1,307

Total noninterest expense	$9,109	$8,722

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Salaries and employee benefits	$8,112	$8,293
Occupancy and equipment expenses	2,632	2,629
Telephone	586	565
FDIC expense	1,428	1,021
Consultant fees	593	395
Collection, repossession and other real estate owned	1,020	695
Marketing and advertising	426	559
Loss (gain) on sale of other real estate owned	295	(80)
Impairment losses on other real estate owned	229	—
Other operating expenses	2,288	2,499

Total noninterest expense	$17,609	$16,576

Noninterest expense for the three months ended June 30, 2011 was $9.1 million, an increase of $387 thousand or 4.4% over the noninterest expense of $8.7 million for the same period of 2010. Significant contributors to the increase in these expenses are as follows:

•

Salaries and employee benefits were $4.0 million for the second quarter of 2011, a decrease of $281 thousand or 6.5% over the $4.3 million for the second quarter of 2010. The decrease in these expenses was due to a decrease in employee-related benefits, which was partially offset by an increase in salaries and wages due to the Company’s efforts to strengthen the Company’s management team and to increase staffing to deal effectively with our nonperforming assets. The increased regulatory burden resulting from recently enacted financial regulatory reforms will likely necessitate hiring additional personnel to meet increased regulatory compliance requirements, which could cause salaries and employee benefits expense to continue to increase in future periods. Salaries expense is also impacted by the application of an accounting standard to defer certain salary amounts over the life of our loan originations to better match income and expense from those assets. Decreased loan demand during the second quarter of 2011 has resulted in lower originations that, on a comparative basis, have increased the period expense associated with salaries;

•

FDIC insurance expense was $931 thousand for the second quarter of 2011, an increase of $378 thousand or 68.4% over the $553 thousand for the second quarter of 2010 and was due to our lower performance rating;

•

Collection, repossession and other real estate owned expenses were $567 thousand for the second quarter of 2011, an increase of $220 thousand or 63.4% over the $347 thousand for the second quarter of 2010. The elevation of these expenses was due to the larger number of past due loans and nonperforming assets comparatively for the second quarter of 2011 as well as the larger number of other real estate owned properties during the second quarter of 2011;

•

Marketing and advertising expenses were $215 thousand for the second quarter of 2011, a decrease of $152 thousand or 41.4% over the $367 thousand for the second quarter of 2010. This decrease was primarily due to the Company engaging in increased media ads and other programs during 2010 to celebrate our 100th anniversary; and

•

Other operating expenses were $1.2 million for the second quarter of 2011, a decrease of $117 thousand or 9.0% over the $1.3 million for the second quarter of 2010. Within this category, most controllable expenses (i.e. office supplies, printing, etc.) saw reductions from the same period of the prior year as the Company focused on operational efficiency, however these were partially offset by increases in legal and other professional fees.

Noninterest expense for the six months ended June 30, 2011 was $17.6 million, an increase of $1.0 million or 6.2% over the noninterest expense of $16.6 million for the same period of 2010. Significant contributors to the increase in these expenses are as follows:

•

Salaries and employee benefits were $8.1 million for the first six months of 2011, a decrease of $181 thousand or 2.2% over the $8.3 million for the first six months of 2010 and was due to the factors mentioned in the quarterly analysis above;

•

FDIC insurance expense was $1.4 million for the first six months of 2011, an increase of $407 thousand or 39.9% over the $1.0 million for the first six months of 2010 and was due to the factor mentioned in the quarterly analysis;

•

Consultant fees were $593 thousand for the first six months of 2011, an increase of $198 thousand or 50.1% over the $395 thousand for the first six months of 2010. The elevation of these expenses was due to added costs related to working out problem loans as well as addressing and correcting deficiencies noted in our Written Agreement;

•

Collection, repossession and other real estate owned expenses were $1.0 million for the first six months of 2011, an increase of $325 thousand or 46.8% over the $695 thousand for the first six months of 2010 and was due to the factors mentioned in the quarterly analysis;

•

Marketing and advertising expenses were $426 thousand for the first six months of 2011, a decrease of $133 thousand or 23.8% over the $559 thousand for the first six months of 2010 and was due to the aforementioned factors mentioned in the quarterly analysis;

•	Losses on the sale of other real estate owned were $295 thousand in the first six months of 2011, an increase of $375 thousand over the gains of $80 thousand in the first six months of 2010; and

•

Impairment losses related to valuation adjustments on other real estate owned were $229 thousand in the first six months of 2011, while no such impairment losses were recognized in the first six months of 2010, as real estate values in the Company’s markets continue to decline in the challenging economic environment.

Income Taxes

The Company recorded an income tax benefit of $114 thousand for the three months ended June 30, 2011, compared to an income tax benefit of $3.4 million for the same period in 2010, reflecting a $3.3 million increase in income tax expense. The increase in income tax expense from the second quarter of 2010 to the same period in 2011 was primarily the result of the Company’s moving from a pretax loss to pretax income, an increase in pretax income of approximately $9.4 million.

The Company recorded an income tax benefit of $189 thousand for the six months ended June 30, 2011, compared to an income tax benefit of $3.3 million for the same period in 2010, reflecting a $3.1 million increase in income tax expense. The increase in income tax expense for the first six months of 2010 to the same period in 2011 was primarily the result of the Company’s moving from a pretax loss to pretax income, an increase in pretax income of approximately $8.4 million.

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

The following table summarizes the allowance activity for the periods indicated:

Table 4: Allowance for Loan Losses

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Allowance for loan losses, beginning of period	$25,288	$12,155
Charge-offs:
Commercial, industrial and agricultural	(244)	(3,360)
Real estate - one to four family residential:
Closed end first and seconds	(470)	(1,060)
Home equity lines	(160)	—
Real estate - construction:
One to four family residential	(152)	(140)
Other construction, land development and other land	(716)	(879)
Real estate - non-farm, non-residential:
Owner occupied	(79)	(17)
Non-owner occupied	(302)	(200)
Consumer	(379)	(612)
Other	(87)	(482)

Total loans charged-off	(2,589)	(6,750)
Recoveries:
Commercial, industrial and agricultural	274	32
Real estate - one to four family residential:
Closed end first and seconds	133	10
Real estate - construction:
One to four family residential	2	12
Other construction, land development and other land	1	—
Real estate - non-farm, non-residentail:
Owner occupied	4	—
Consumer	105	86
Other	35	26

Total recoveries	554	166

Net charge-offs	(2,035)	(6,584)
Provision for loan losses	3,500	14,475

Allowance for loan losses, end of period	$26,753	$20,046

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	3.56%	2.37%
Ratio of net charge-offs to average total loans outstanding during the period	0.53%	1.55%

As a result of the historical challenges continuing to face the financial markets today, the Company made provisions for loan losses of $1.5 million and $3.5 million, respectively for the three and six months ended June 30, 2011, as compared to $12.6 million and $14.5 million, respectively for the same periods of 2010. Net charge-offs for the three and six months ended June 30, 2011 were $1.1 million and $2.0 million, respectively as compared to $6.0 million and $6.6 million, respectively for the same three and six month periods in 2010. This represents 0.57% and 0.53%, respectively of average loans outstanding for the three and six months ending June 30, 2011 and 2.83% and 1.55%, respectively of average loans outstanding for the same periods in 2010. The contribution to the provision and the related increase in the allowance in the first two quarters of 2011 and 2010 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods.

The allowance for loan losses at June 30, 2011 was $26.8 million, compared with $25.3 million at December 31, 2010. This represented 3.56% of period end loans at June 30, 2011 compared with 3.26% of year end loans at December 31, 2010.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2011		2010
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$4,967	8.91%	$5,981	9.39%
Real estate - one to four family residential:
Closed end first and seconds	3,934	34.42%	3,340	33.62%
Home equity lines	506	12.89%	587	12.05%
Real estate - multifamily residential	22	1.50%	23	1.51%
Real estate - construction:
One to four family residential	363	2.84%	344	3.29%
Other construction, land development and other land	8,178	5.66%	7,837	6.56%
Real estate - farmland	19	1.08%	17	1.07%
Real estate - non-farm, non-residential:
Owner occupied	4,998	17.72%	2,546	17.32%
Non-owner occupied	2,782	10.28%	3,072	10.12%
Consumer	807	4.18%	905	4.65%
Other loans and overdrafts	177	0.52%	280	0.42%

Total allowance for balance sheet loans	26,753	100.00%	24,932	100.00%

Unallocated	—		356

Total allowance for loan losses	$26,753		$25,288

(Percent is portfolio loans in category divided by total loans)

A tabular presentation(s) of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at June 30, 2011 and December 31, 2010 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

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

The following table presents information concerning nonperforming assets as of and for the six months ended June 30, 2011 and the year ended December 31, 2010.

Table 6: Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2011	2010
Nonaccrual loans*	$22,871	$25,858
Loans past due 90 days and accruing interest	1,724	1,836
Total nonperforming loans	24,595	27,694
Other real estate owned, net of valuation allowance	10,980	11,617

Total nonperforming assets	$35,575	$39,311

Nonperforming assets to total loans and other real estate owned	4.66%	5.00%
Allowance for loan losses to nonaccrual loans	116.97%	97.80%
Net charge-offs to average total loans for the period	0.53%	1.89%
Allowance for loan losses to period end loans	3.56%	3.26%

*	Includes $8.8 million and $6.2 million in nonaccrual TDRs at June 30, 2011 and December 31, 2010, respectively.

The following table presents the change in the OREO balance for the six months ended June 30, 2011 and 2010.

Table 7: OREO Changes

	June 30,
(dollars in thousands)	2011	2010
Balance at the beginning of period, gross	$12,545	$4,136
Transfers from loans	2,969	2,343
Capitalized costs	150	141
Sales proceeds	(3,232)	(1,728)
Previously recognized impairment losses on disposition	(270)	—
Gain (loss) on disposition	(295)	80

Balance at the end of period, gross	11,867	4,972
Less valuation allowance	(887)	—

Balance at the end of period, net	$10,980	$4,972

The following table presents the change in the valuation allowance for OREO for the six months ended June 30, 2011 and 2010.

Table 8: OREO Valuation Allowance Changes

	June 30,
(dollars in thousands)	2011	2010
Balance at the beginning of period	$928	$—
Valuation allowance	229	—
Charge-offs	(270)	—
Recoveries	—	—

Balance at the end of period	$887	$—

Nonperforming assets were $35.6 million or 4.66% of total loans and other real estate owned at June 30, 2011 compared to $39.3 million or 5.00% at December 31, 2010. Although nonperforming assets have begun to trend downward during the first six months of 2011, this number has otherwise increased since 2008 as a result of the continued economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economy and the increasing number of weaker loans have prompted the Company to raise the allowance for loan losses, which is 116.97% of nonaccrual loans at June 30, 2011, compared to 97.80% at December 31, 2010. Nonperforming loans decreased $3.1 million or 11.2% during the six months ended June 30, 2011 to $24.6 million.

Nonaccrual loans were $22.9 million at June 30, 2011, a decrease of $3.0 million or 11.6% from $25.9 million at December 31, 2010. Of the current $22.9 million in nonaccrual loans, $21.0 million or 92.0% is secured by real estate in our market area. Of these real estate secured loans, $8.0 million are residential real estate, $5.8 million are real estate construction, $52 thousand is farmland and $7.1 million are commercial properties.

Loans past due 90 days and still accruing interest were $1.7 million at June 30, 2011, a decrease of $112 thousand or 6.1% from $1.8 million at December 31, 2010. As of June 30, 2011, all of these loans, except for $89 thousand in credit card loans, are secured by real estate in our market area. Of these real estate secured loans, $432 thousand are residential real estate and $1.2 million are commercial properties.

Other real estate owned, net of valuation allowance at June 30, 2011 was $11.0 million, a decrease of $637 thousand or 5.5% from $11.6 million at December 31, 2010. The balance at June 30, 2011 was comprised of 26 properties of which $1.5 million are secured by residential real estate, $6.2 million are secured by real estate construction and $3.3 million are secured by commercial properties. During the six months ended June 30, 2011, new foreclosures included twelve properties totaling $3.0 million transferred from loans. Sales of sixteen other real estate owned properties for the six months ended June 30, 2011 resulted in a net loss of $295 thousand. At June 30, 2011, there were six properties totaling $2.5 million under contract for sale. Subsequent to June 30, 2011, one of the properties under contract for sale at June 30, 2011 has sold resulting in a loss of approximately $27 thousand that will be recognized in the third quarter of 2011. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $229 thousand in its consolidated statement of operations for the six months ended June 30, 2011, due to valuation adjustments on other real estate owned properties as compared to no such losses for the same period in 2010. Asset quality continues to be a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

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

A tabular presentation(s) of loans individually evaluated for impairment by class of loans at June 30, 2011 and December 31, 2010 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At June 30, 2011, the balance of impaired loans was $50.5 million, for which there were specific valuation allowances of $9.8 million. At December 31, 2010, the balance of impaired loans was $49.5 million, for which there were specific valuation allowances of $6.9 million. The average balance of impaired loans was $51.4 million for the six months ended June 30, 2011, compared to $33.6 million for the year ended December 31, 2010. The Company’s balance of impaired loans has generally increased since 2008 as a result of the economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at June 30, 2011 and December 31, 2010.

Table 9: Troubled Debt Restructurings (TDRs)

	June 30,	December 31,
(dollars in thousands)	2011	2010
Performing TDRs	$7,896	$2,411
Nonaccrual TDRs*	8,846	6,177

Total TDRs	$16,742	$8,588

*	Included in nonaccrual loans in Table 6: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At June 30, 2011, the Company had total assets of $1.07 billion compared to $1.12 billion at December 31, 2010. The decrease was principally a result of decreases in loans, securities available for sale, deposits and borrowings as detailed in the following schedule.

Table 10: Balance Sheet Changes

	June 30,	December 31,
(dollars in thousands)	2011	2010	Change $	Change %
Total assets	$1,067,158	$1,119,330	$(52,172)	-4.7%
Securities available for sale	216,877	246,120	(29,243)	-11.9%
Total loans	752,467	774,774	(22,307)	-2.9%
Deposits	834,485	868,146	(33,661)	-3.9%
Borrowings	132,433	155,274	(22,841)	-14.7%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the FRB and repurchase agreements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $216.9 million at June 30, 2011, reflecting a decrease of $29.2 million or 11.9% from $246.1 million at December 31, 2010. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.7 million at June 30, 2011 compared with an unrealized loss, net of tax benefit, of $2.2 million at December 31, 2010.

The decrease in the investment portfolio during the first six months of 2011 was the result of our continued effort to restructure its composition, not fully reinvesting the maturity proceeds of the $20 million short-term U.S. government agency security that was acquired at the end of December 2010 and the sale of securities to meet our liquidity needs due to the overall decrease in deposits during the first six months of 2011. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of June 30, 2011 and December 31, 2010, our investment portfolio was 20.3% and 22.0% respectively of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate markets and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $752.5 million at June 30, 2011, a decrease of $22.3 million or 2.9% from $774.8 million at December 31, 2010. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs, and payment curtailments on outstanding credits.

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market accounts, and time deposits. The Company augments its deposit base through conservative use of brokered deposits, including through the Certificate of Deposit Account Registry Service program (or “CDARS”). The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.

Total deposits were $834.5 million as of June 30, 2011, a decrease of 3.9% or $33.7 million from $868.1 million as of December 31, 2010. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

	June 30,	December 31,
(dollars in thousands)	2011	2010	Change $	Change %
Noninterest-bearing deposits	$101,373	$97,122	$4,251	4.4%
Interest-bearing deposits:
Demand deposits	$215,141	$240,330	$(25,189)	-10.5%
Money market deposits	122,789	120,322	2,467	2.1%
Savings deposits	78,347	77,176	1,171	1.5%
Time deposits	316,835	333,196	(16,361)	-4.9%

Total interest-bearing deposits	$733,112	$771,024	$(37,912)	-4.9%

During the first six months of 2011, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall decrease in total deposits, which in general occurred in our interest-bearing demand deposits and time deposits, during the six months ended June 30, 2011 is primarily the result of the weak economy and the prolonged economic downturn. The Company continues to observe customers, including counties and municipalities, accessing their liquid cash reserves in order to deleverage, keep their debts current and make up operating shortfalls. In addition, while the Company believes that it offers competitive interest rates on all deposits products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. At June 30, 2011 and December 31, 2010, the Company had $38.3 million and $38.4 million in broker certificates of deposits.

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $132.4 million at June 30, 2011, down $22.8 million or 14.7% from $155.3 million at December 31, 2010. The decrease in borrowings was primarily derived through our short-term borrowings in which we repaid a $25.0 million short-term advance with the FHLB that was taken during December 2010, and was partially offset by a $2.2 million or 87.6% increase in repurchase agreements during the first six months of 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

As of June 30, 2011, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Cash, cash equivalents and federal funds sold totaled $27.4 million as of June 30, 2011 compared to $22.8 million at December 31, 2010. At June 30, 2011, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $157.4 million or 14.8% of total assets, compared to $168.2 million or 15.0% of total assets at December 31, 2010.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $7.1 million, net cash provided by investing activities was $53.9 million and net cash used in financing activities was $56.5 million for the six months ended June 30, 2011. Combined, this contributed to a $4.5 million increase in liquidity during the six months ended June 30, 2011.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow up to $173.4 million from the FHLB. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $76.8 million at June 30, 2011. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $76.6 million at June 30, 2011.

As of June 30, 2011, the Company was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2011, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

On February 17, 2011, the Company entered into a Written Agreement with the FRB and SCC. Under the terms of this Written Agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement” and under “Executive Overview” of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three and six months ended June 30, 2011 and 2010, no cash dividends have been paid from the Bank to the Company.

For the three and six months ended June 30, 2011, the Company paid out no cash dividends to common shareholders as compared to $0.05 and $0.10 per share, respectively for the same periods of 2010. For the three and six months ended June 30, 2011, the Company paid out no cash dividends to preferred shareholders as compared to $300 thousand and $600 thousand, respectively for the same periods of 2010.

The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. In connection with the Company’s participation in the Treasury’s Capital Purchase Program, there are also limitations on the Company’s ability to pay quarterly common stock cash dividends in excess of $0.16 per share prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Preferred Stock.

The Company has notified the Treasury that it is deferring the August 2011 payment of its regular quarterly cash dividend with respect to the Preferred Stock which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. The Company has previously deferred the February and May 2011 payments of its regular quarterly cash dividend with respect to the Preferred Stock.

The Company is permitted to defer dividend payments by the terms of the Preferred Stock, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the Preferred Stock. The amount of the 2011 dividends that have accumulated and are unpaid and in arrears is $600 thousand as of June 30, 2011.

On February 17, 2011, the Company entered into a Written Agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement” and under “Executive Overview” of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of June 30, 2011 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and disclosed under Part II – Other Information, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

In recent months, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. On August 5, 2011, S&P downgraded its rating of the United States’ debt to AA+. Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio. Our investment portfolio at June 30, 2011 is described under Item 1. “Financial Statements,” under the heading “Note 2. Investment Securities” and included $175.8 million of U.S. government agency securities, SBA Pool securities, agency mortgage-backed securities and agency CMO securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three and six months ended June 30, 2011, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Preferred Stock under the Capital Purchase Program, as previously described, there are certain limitations on the Company’s ability to purchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Preferred Stock. Prior to such time, the Company generally may not purchase any of its common stock without the consent of the Treasury.

In connection with the Company entering into a Written Agreement with the FRB and the SCC, as previously described, the Company is subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc. (Registrant)

Date: August 15, 2011	/s/ JOE A. SHEARIN
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ DOUGLAS C. HASKETT II
Douglas C. Haskett II
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)