Form 10-Q
period 2011-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2011-11-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(804) 443-8400

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

The number of shares of the registrant’s Common Stock outstanding as of November 8, 2011 was 6,016,292.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Cash and due from banks	$13,793	$11,038
Interest bearing deposits with banks	32,603	10,298
Federal funds sold	103	1,495
Securities available for sale, at fair value	215,695	246,120
Restricted securities, at cost	10,014	10,344
Loans, net of allowance for loan losses of $25,674 and $25,288, respectively	718,430	749,486
Deferred income taxes, net	10,709	12,600
Bank premises and equipment, net	20,482	20,757
Accrued interest receivable	3,722	4,281
Other real estate owned, net of valuation allowance of $1,716 and $928, respectively	7,768	11,617
Goodwill	15,970	15,970
Other assets	23,212	25,324

Total assets	$1,072,501	$1,119,330

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$109,659	$97,122
Interest-bearing deposits	731,970	771,024

Total deposits	841,629	868,146
Federal funds purchased and repurchase agreements	2,162	2,464
Short-term borrowings	—	25,000
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,449	1,451
Other liabilities	2,743	3,041

Total liabilities	975,793	1,027,912

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 6,016,292 and 5,993,577 including 15,400 and 16,500 nonvested shares in 2011 and 2010, respectively	12,002	11,954
Surplus	19,432	19,302
Retained earnings	38,848	37,884
Warrant	1,481	1,481
Discount on preferred stock	(678)	(900)
Accumulated other comprehensive income (loss), net	1,623	(2,303)

Total shareholders’ equity	96,708	91,418

Total liabilities and shareholders’ equity	$1,072,501	$1,119,330

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
Interest and Dividend Income
Loans and fees on loans	$10,699	$12,097
Interest on investments:
Taxable interest income	1,214	1,016
Tax exempt interest income	209	388
Dividends	60	40
Interest on deposits with banks	15	26
Interest on federal funds sold	—	1

Total interest and dividend income	12,197	13,568

Interest Expense
Deposits	2,307	3,070
Federal funds purchased and repurchase agreements	6	19
Short-term borrowings	—	3
Long-term borrowings	1,200	1,248
Trust preferred debt	83	88

Total interest expense	3,596	4,428

Net interest income	8,601	9,140
Provision for Loan Losses	1,650	1,550

Net interest income after provision for loan losses	6,951	7,590

Noninterest Income
Service charges and fees on deposit accounts	845	1,026
Debit/credit card fees	370	331
Gain on sale of available for sale securities, net	1,429	925
Gain on sale of bank premises and equipment	2	1
Gain on sale of loans	—	1,340
Other operating income	292	381

Total noninterest income	2,938	4,004

Noninterest Expenses
Salaries and employee benefits	4,020	4,275
Occupancy and equipment expenses	1,285	1,237
Telephone	290	298
FDIC expense	790	818
Consultant fees	39	153
Collection, repossession and other real estate owned	354	560
Marketing and advertising	148	407
Loss (gain) on sale of other real estate owned	362	(23)
Impairment losses on other real estate owned	974	500
Other operating expenses	1,123	1,251

Total noninterest expenses	9,385	9,476

Income before income taxes	504	2,118
Income Tax Expense	15	532

Net Income	$489	$1,586
Effective dividend on preferred stock	374	373

Net income available to common shareholders	$115	$1,213

Income per common share: basic	$0.02	$0.20
diluted	$0.02	$0.20

Dividends per share, common	$—	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Interest and Dividend Income
Loans and fees on loans	$32,603	$36,439
Interest on investments:
Taxable interest income	4,154	2,734
Tax exempt interest income	782	1,244
Dividends	185	102
Interest on deposits with banks	31	102
Interest on federal funds sold	—	1

Total interest and dividend income	37,755	40,622

Interest Expense
Deposits	7,452	9,415
Federal funds purchased and repurchase agreements	23	47
Short-term borrowings	8	3
Long-term borrowings	3,561	3,809
Trust preferred debt	245	251

Total interest expense	11,289	13,525

Net interest income	26,466	27,097
Provision for Loan Losses	5,150	16,025

Net interest income after provision for loan losses	21,316	11,072

Noninterest Income
Service charges and fees on deposit accounts	2,625	2,816
Debit/credit card fees	1,103	985
Gain on sale of available for sale securities, net	1,751	2,455
Other-than-temporary impairment losses on securities (no additional amounts were recognized in other comprehensive income)	—	(77)
Gain on sale of bank premises and equipment	258	18
Gain on sale of loans	—	1,340
Gain on bank owned life insurance	—	604
Other operating income	953	1,023

Total noninterest income	6,690	9,164

Noninterest Expenses
Salaries and employee benefits	12,132	12,569
Occupancy and equipment expenses	3,917	3,866
Telephone	876	863
FDIC expense	2,218	1,838
Consultant fees	632	548
Collection, repossession and other real estate owned	1,374	1,255
Marketing and advertising	574	966
Loss (gain) on sale of other real estate owned	657	(103)
Impairment losses on other real estate owned	1,203	500
Other operating expenses	3,411	3,750

Total noninterest expenses	26,994	26,052

Income (loss) before income taxes	1,012	(5,816)
Income Tax (Benefit)	(174)	(2,769)

Net Income (Loss)	$1,186	$(3,047)
Effective dividend on preferred stock	1,122	1,119

Net income (loss) available to common shareholders	$64	$(4,166)

Income (loss) per common share: basic	$0.01	$(0.70)
diluted	$0.01	$(0.70)

Dividends per share, common	$—	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(dollars in thousands, except per share amounts)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198
Comprehensive (loss):
Net (loss) for the nine months ended September 30, 2010				(3,047)		$(3,047)	(3,047)
Other comprehensive income:
Unrealized securities gains arising during period (net of tax, $1,626)						3,164
Reclassification adjustment (net of tax, $835)						(1,620)

Other comprehensive income					1,544	1,544	1,544

Total comprehensive (loss)						$(1,503)

Cash dividends - common ($0.11 per share)				(656)			(656)
Cash dividends - preferred				(900)			(900)
Preferred stock discount		219		(219)			—
Stock based compensation			174				174
Director stock grant	13		30				43
Restricted common stock vested	6			(6)			—
Issuance of common stock under dividend reinvestment plan	42	—	89	—	—		131

Balance, September 30, 2010	$11,938	$24,508	$19,258	$46,022	$761		$102,487

Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)		$91,418
Comprehensive income:
Net income for the nine months ended September 30, 2011				1,186		$1,186	1,186
Other comprehensive income:
Unrealized securities gains arising during period (net of tax, $2,617)						5,082
Reclassification adjustment (net of tax, $595)						(1,156)

Other comprehensive income					3,926	3,926	3,926

Total comprehensive income						$5,112

Preferred stock discount		222		(222)			—
Stock based compensation			96				96
Director stock grant	13		9				22
Restricted common stock vested	1		(1)				—
Issuance of common stock under dividend reinvestment plan	34	—	26	—	—		60

Balance, September 30, 2011	$12,002	$24,803	$19,432	$38,848	$1,623		$96,708

(1)	For the purposes of this table, Preferred Stock includes the effect of the Warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income (loss)	$1,186	$(3,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,150	16,025
Depreciation and amortization	1,773	1,671
Stock based compensation	96	174
Net amortization of premiums and accretion of discounts on securities available for sale	1,649	266
(Gain) realized on securities available for sale transactions, net	(1,751)	(2,455)
Impairment charge on securities	—	77
(Gain) on sale of loans	—	(1,340)
(Gain) on sale of bank premises and equipment	(258)	(18)
Loss (gain) on sale of other real estate owned	657	(103)
Impairment on other real estate owned	1,203	500
Loss on LLC investments	83	110
Deferred income taxes	(131)	(2,371)
Net change in:
Accrued interest receivable	559	(289)
Other assets	2,029	3,007
Accrued interest payable	(2)	(205)
Other liabilities	(298)	(574)

Net cash provided by operating activities	11,945	11,428

Investing Activities:
Purchase of securities available for sale	(94,746)	(224,213)
Purchase of restricted securities	(330)	(1,725)
Purchases of bank premises and equipment	(1,541)	(2,363)
Improvements to other real estate owned	(346)	(233)
Net change in loans	22,611	6,734
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	39,798	94,285
Sales of securities available for sale	91,423	92,643
Sales of restricted securities	660	322
Sale of loans	—	27,767
Sale of bank premises and equipment	301	18
Sale of other real estate owned	5,630	2,385

Net cash provided by (used in) investing activities	63,460	(4,380)

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(2,576)	24,780
Time deposits	(23,941)	(30,869)
Federal funds purchased and repurchase agreements	(302)	(20,828)
Short-term borrowings	(25,000)	25,000
Long-term borrowings	—	(5,714)
Issuance of common stock under dividend reinvestment plan	60	131
Director stock grant	22	43
Dividends paid - common	—	(656)
Dividends paid - preferred	—	(900)

Net cash used in financing activities	(51,737)	(9,013)

Net increase (decrease) in cash and cash equivalents	23,668	(1,965)
Cash and cash equivalents, January 1	22,831	28,688

Cash and cash equivalents, September 30	$46,499	$26,723

Supplemental disclosure:
Interest paid	$11,291	$13,730
Income taxes paid	$—	$1,328
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$5,948	$2,335
Loans transferred to other real estate owned	$3,295	$6,723

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the year.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, are required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
SBA Pool securities	$66,945	$512	$120	$67,337
Agency mortgage-backed securities	40,173	727	22	40,878
Agency CMO securities	48,026	233	81	48,178
Non agency CMO securities	10,131	38	74	10,095
State and political subdivisions	46,536	1,186	24	47,698
Pooled trust preferred securities	539	81	—	620
FNMA and FHLMC preferred stock	77	207	—	284
Corporate securities	594	11	—	605

Total	$213,021	$2,995	$321	$215,695

(dollars in thousands)	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$23,982	$—	$153	$23,829
SBA Pool securities	62,685	39	834	61,890
Agency mortgage-backed securities	46,780	32	528	46,284
Agency CMO securities	41,855	26	404	41,477
Non agency CMO securities	12,093	62	113	12,042
State and political subdivisions	58,780	224	1,658	57,346
Pooled trust preferred securities	545	26	—	571
FNMA and FHLMC preferred stock	77	16	4	89
Corporate securities	2,597	30	35	2,592

Total	$249,394	$455	$3,729	$246,120

There are no securities classified as “Held to Maturity” or “Trading” at September 30, 2011 or December 31, 2010. Our mortgage-backed securities consist entirely of residential mortgage-backed securities. We do not hold any commercial mortgage-backed securities. Our mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

Our pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which we took an impairment charge in the third quarter of 2009 to reduce our book value to the market value at September 30, 2009. As of September 30, 2011, that security has an estimated fair value that is $81 thousand greater than its amortized cost after impairment.

The amortized cost and estimated fair values of securities at September 30, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,625	$3,591
Due after one year through five years	89,732	90,722
Due after five years through ten years	85,109	86,349
Due after ten years	34,555	35,033

Total	$213,021	$215,695

Proceeds from the sales of securities available for sale for the nine months ended September 30, 2011 and 2010 were $91.4 million and $92.6 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the nine months ended September 30, 2011 and 2010 were $39.8 million and $94.3 million, respectively. Net realized gains on the sales of securities available for sale for the nine months ended September 30, 2011 and 2010 were $1.8 million and $2.5 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $71.8 million and an aggregate fair value of $72.2 million were pledged at September 30, 2011. Securities with an aggregate book value of $102.1 million and an aggregate fair value of $100.7 million were pledged at December 31, 2010.

Securities in an unrealized loss position at September 30, 2011, by duration of the period of the unrealized loss, are shown below.

	September 30, 2011
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
SBA Pool securities	$22,955	$120	$—	$—	$22,955	$120
Agency mortgage-backed securities	5,369	22	—	—	5,369	22
Agency CMO securities	10,255	81	—	—	10,255	81
Non agency CMO securities	—	—	6,381	74	6,381	74
State and political subdivisions	1,497	6	571	18	2,068	24

Total	$40,076	$229	$6,952	$92	$47,028	$321

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

Based on the Company’s evaluation, management does not believe any unrealized loss at September 30, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At September 30, 2011, there are 21 debt securities with fair values totaling $47.0 million considered temporarily impaired. Of these debt securities, 15 with fair values totaling $40.1 million were in an unrealized loss position of less than 12 months and 6 with fair values totaling $6.9 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized. At September 30, 2011, there are no equity securities in an unrealized loss position.

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

As of September 30, 2011 and December 31, 2010, there were no corporate securities in an unrealized loss position for 12 months or more.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Nine Months Ending September 30, 2011
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $7.6 million and $8.3 million at September 30, 2011 and December 31, 2010, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock for parts of 2010 and because the FHLB generated positive net income for each quarterly period beginning January 1, 2010 and ending September 30, 2011, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$63,135	8.48%	$72,790	9.39%
Real estate - one to four family residential:
Closed end first and seconds	255,483	34.33%	260,442	33.62%
Home equity lines	99,870	13.42%	93,387	12.05%

Total real estate - one to four family residential	355,353	47.75%	353,829	45.67%
Real estate - multifamily residential	11,207	1.51%	11,682	1.51%
Real estate - construction:
One to four family residential	21,148	2.84%	25,454	3.29%
Other construction, land development and other land	40,735	5.47%	50,841	6.56%

Total real estate - construction	61,883	8.31%	76,295	9.85%
Real estate - farmland	8,020	1.08%	8,304	1.07%
Real estate - non-farm, non-residential:
Owner occupied	134,375	18.06%	134,186	17.32%
Non-owner occupied	77,258	10.38%	78,396	10.12%

Total real estate - non-farm, non-residential	211,633	28.44%	212,582	27.44%
Consumer	29,209	3.94%	36,000	4.65%
Other	3,665	0.49%	3,294	0.42%

Total loans	744,105	100.00%	774,776	100.00%

Less unearned income	(1)		(2)
Less allowance for loan losses	(25,674)		(25,288)

Loans, net	$718,430		$749,486

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$543	$104	$117	$764	$62,371	$63,135
Real estate - one to four family residential:
Closed end first and seconds	5,653	1,738	7,386	14,777	240,706	255,483
Home equity lines	550	414	589	1,553	98,317	99,870

Total real estate - one to four family residential	6,203	2,152	7,975	16,330	339,023	355,353
Real estate - multifamily residential	—	—	—	—	11,207	11,207
Real estate - construction:
One to four family residential	4	37	328	369	20,779	21,148
Other construction, land development and other land	244	4,038	805	5,087	35,648	40,735

Total real estate - construction	248	4,075	1,133	5,456	56,427	61,883
Real estate - farmland	190	—	—	190	7,830	8,020
Real estate - non-farm, non-residential:
Owner occupied	3,719	1,184	2,094	6,997	127,378	134,375
Non-owner occupied	8,356	—	1,525	9,881	67,377	77,258

Total real estate - non-farm, non-residential	12,075	1,184	3,619	16,878	194,755	211,633
Consumer	228	93	560	881	28,328	29,209
Other	—	14	—	14	3,651	3,665

Total loans	$19,487	$7,622	$13,404	$40,513	$703,592	$744,105

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$978	$423	$474	$1,875	$70,915	$72,790
Real estate - one to four family residential:
Closed end first and seconds	6,262	3,182	6,319	15,763	244,679	260,442
Home equity lines	629	80	854	1,563	91,824	93,387

Total real estate - one to four family residential	6,891	3,262	7,173	17,326	336,503	353,829
Real estate - multifamily residential	—	—	—	—	11,682	11,682
Real estate - construction:
One to four family residential	1,182	202	921	2,305	23,149	25,454
Other construction, land development and other land	638	—	3,435	4,073	46,768	50,841

Total real estate - construction	1,820	202	4,356	6,378	69,917	76,295
Real estate - farmland	—	188	—	188	8,116	8,304
Real estate - non-farm, non-residential:
Owner occupied	1,054	549	810	2,413	131,773	134,186
Non-owner occupied	—	128	3,903	4,031	74,365	78,396

Total real estate - non-farm, non-residential	1,054	677	4,713	6,444	206,138	212,582
Consumer	1,073	91	412	1,576	34,424	36,000
Other	2	—	—	2	3,292	3,294

Total loans	$11,818	$4,843	$17,128	$33,789	$740,987	$774,776

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans	$26,162	$25,858
Loans past due 90 days and accruing interest	435	1,836
Restructured loans (accruing)	4,917	2,411

At September 30, 2011 and December 31, 2010, there were approximately $12.4 million and $6.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at September 30, 2011 and December 31, 2010.

	Nonaccrual		Over 90 Days Past Due and Accruing
(dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commercial, industrial and agricultural	$95	$446	$—	$—
Real estate - one to four family residential:
Closed end first and seconds	8,574	8,337	167	997
Home equity lines	706	664	43	190

Total real estate - one to four family residential	9,280	9,001	210	1,187
Real estate - construction:
One to four family residential	340	564	121	437
Other construction, land development and other land	5,052	7,437	—	148

Total real estate - construction	5,392	8,001	121	585
Real estate - farmland	100	—	—	—
Real estate - non-farm, non-residential:
Owner occupied	9,165	3,981	—	—
Non-owner occupied	1,651	4,030	—	—

Total real estate - non-farm, non-residential	10,816	8,011	—	—
Consumer	479	399	104	64

Total loans	$26,162	$25,858	$435	$1,836

The following table presents commercial loans by credit quality indicator at September 30, 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$52,161	$7,378	$3,596	$—	$—	$63,135
Real estate - multifamily residential	11,207	—	—	—	—	11,207
Real estate - construction:
One to four family residential	19,648	137	811	130	422	21,148
Other construction, land development and other land	10,674	32	14,323	112	15,594	40,735

Total real estate - construction	30,322	169	15,134	242	16,016	61,883
Real estate - farmland	5,921	1,307	792	—	—	8,020
Real estate - non-farm, non-residential:
Owner occupied	88,016	20,340	11,420	77	14,522	134,375
Non-owner occupied	48,527	9,879	8,658	—	10,194	77,258

Total real estate - non-farm, non-residential	136,543	30,219	20,078	77	24,716	211,633

Total commercial loans	$236,154	$39,073	$39,600	$319	$40,732	$355,878

The following table presents commercial loans by credit quality indicator at December 31, 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$58,812	$8,187	$5,228	$114	$449	$72,790
Real estate - multifamily residential	10,591	1,091	—	—	—	11,682
Real estate - construction:
One to four family residential	22,642	613	1,434	231	534	25,454
Other construction, land development and other land	17,361	4,485	10,561	156	18,278	50,841

Total real estate - construction	40,003	5,098	11,995	387	18,812	76,295
Real estate - farmland	6,915	608	781	—	—	8,304
Real estate - non-farm, non-residential:
Owner occupied	79,335	35,989	10,185	267	8,410	134,186
Non-owner occupied	48,271	12,570	5,232	—	12,323	78,396

Total real estate - non-farm, non-residential	127,606	48,559	15,417	267	20,733	212,582

Total commercial loans	$243,927	$63,543	$33,421	$768	$39,994	$381,653

At September 30, 2011 and December 31, 2010, the Company does not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at September 30, 2011.

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$239,372	$16,111	$255,483
Home equity lines	99,281	589	99,870

Total real estate - one to four family residential	338,653	16,700	355,353
Consumer	28,573	636	29,209
Other	3,665	—	3,665

Total consumer loans	$370,891	$17,336	$388,227

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2010.

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$248,210	$12,232	$260,442
Home equity lines	92,533	854	93,387

Total real estate - one to four family residential	340,743	13,086	353,829
Consumer	35,588	412	36,000
Other	3,294	—	3,294

Total consumer loans	$379,625	$13,498	$393,123

The following table summarizes the activity in our allowance for loan losses for the periods presented:

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance at beginning of period	$25,288	$12,155	$12,155
Provision charged against income	5,150	28,930	16,025
Recoveries of loans charged off	645	313	244
Loans charged off	(5,409)	(16,110)	(10,026)

Balance at end of period	$25,674	$25,288	$18,398

The following table presents a rollforward of our allowance for loan losses for the nine months ended September 30, 2011.

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2011	Charge-offs	Recoveries	Provision	September 30, 2011
Commercial, industrial and agricultural	$5,981	$(1,141)	$284	$(1,439)	$3,685
Real estate - one to four family residential:
Closed end first and seconds	3,340	(1,167)	135	416	2,724
Home equity lines	587	(160)	—	(41)	386

Total real estate - one to four family residential	3,927	(1,327)	135	375	3,110
Real estate - multifamily residential	23	—	—	(3)	20
Real estate - construction:
One to four family residential	344	(309)	2	249	286
Other construction, land development and other land	7,837	(716)	1	1,442	8,564

Total real estate - construction	8,181	(1,025)	3	1,691	8,850
Real estate - farmland	17	—	—	3	20
Real estate - non-farm, non-residential:
Owner occupied	2,546	(149)	7	3,452	5,856
Non-owner occupied	3,072	(1,119)	—	524	2,477

Total real estate - non-farm, non-residential	5,618	(1,268)	7	3,976	8,333
Consumer	905	(534)	167	387	925
Other	280	(114)	49	7	222
Unallocated	356	—	—	153	509

Total	$25,288	$(5,409)	$645	$5,150	$25,674

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2011.

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$—	$3,685	$3,685	$—	$63,135	$63,135
Real estate - one to four family residential:
Closed end first and seconds	1,044	1,680	2,724	8,725	246,758	255,483
Home equity lines	—	386	386	—	99,870	99,870

Total real estate - one to four family residential	1,044	2,066	3,110	8,725	346,628	355,353
Real estate - multifamily residential	—	20	20	—	11,207	11,207
Real estate - construction:
One to four family residential	—	286	286	422	20,726	21,148
Other construction, land development and other land	2,626	5,938	8,564	15,594	25,141	40,735

Total real estate - construction	2,626	6,224	8,850	16,016	45,867	61,883
Real estate - farmland	—	20	20	—	8,020	8,020
Real estate - non-farm, non-residential:
Owner occupied	4,017	1,839	5,856	14,522	119,853	134,375
Non-owner occupied	1,309	1,168	2,477	10,194	67,064	77,258

Total real estate - non-farm, non-residential	5,326	3,007	8,333	24,716	186,917	211,633
Consumer	42	883	925	76	29,133	29,209
Other	—	222	222	—	3,665	3,665
Unallocated	—	509	509	—	—	—

Total	$9,038	$16,636	$25,674	$49,533	$694,572	$744,105

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

The following is a summary of information pertaining to impaired loans as of and for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010
Impaired loans without a specific reserve	$13,001	$21,872
Impaired loans with a specific reserve	36,532	27,585

Allowance related to impaired loans	$9,038	$6,899

Average balance of impaired loans	$50,843	$33,558

Interest income recognized and collected on impaired loans	$1,543	$2,033

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$520	$—
Real estate - one to four family residential:
Closed end first and seconds	8,725	8,985	1,156	7,569	1,044	8,686	242
Real estate - construction:
One to four family residential	422	422	422	—	—	669	15
Other construction, land development and other land	15,594	15,594	8,000	7,594	2,626	17,086	404

Total real estate - construction	16,016	16,016	8,422	7,594	2,626	17,755	419
Real estate - non-farm, non-residential:
Owner occupied	14,522	14,726	1,326	13,196	4,017	12,219	413
Non-owner occupied	10,194	11,011	2,097	8,097	1,309	11,476	466

Total real estate - non-farm, non-residential	24,716	25,737	3,423	21,293	5,326	23,695	879
Consumer	76	135	—	76	42	187	3

Total loans	$49,533	$50,873	$13,001	$36,532	$9,038	$50,843	$1,543

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$449	$2,639	$96	$353	$343	$2,868	$7
Real estate - one to four family residential:
Closed end first and seconds	9,463	9,837	2,763	6,700	1,247	9,241	304
Real estate - construction:
One to four family residential	534	534	534	—	—	604	21
Other construction, land development and other land	18,278	20,579	14,110	4,168	2,032	11,002	696

Total real estate - construction	18,812	21,113	14,644	4,168	2,032	11,606	717
Real estate - non-farm, non-residential:
Owner occupied	8,410	8,901	2,444	5,966	1,013	6,351	432
Non-owner occupied	12,323	12,553	1,925	10,398	2,264	3,492	573

Total real estate - non-farm, non-residential	20,733	21,454	4,369	16,364	3,277	9,843	1,005

Total loans	$49,457	$55,043	$21,872	$27,585	$6,899	$33,558	$2,033

The following table presents by class of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	3	$476	$476
Home equity lines	1	175	175

Total real estate - one to four family residential	4	651	651
Real estate - non-farm, non-residential:
Owner occupied	1	250	250

Total	5	$901	$901

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	4	$552	$552
Home equity lines	1	175	175

Total real estate - one to four family residential	5	727	727
Real estate - construction:
One to four family residential	1	133	133
Other construction, land development and other land	1	4,038	4,038

Total real estate - construction	2	4,171	4,171
Real estate - non-farm, non-residential:
Owner occupied	5	5,283	5,283

Total	12	$10,181	$10,181

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2011 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	—	$—	1	$74

Total	—	$—	1	$74

Note 4. Deferred Income Taxes

As of September 30, 2011 and December 31, 2010, the Company had recorded net deferred income tax assets of approximately $10.7 million and $12.6 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2011 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $4.2 million at September 30, 2011 and $4.1 million at December 31, 2010, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010

Land and improvements	$6,009	$5,176
Buildings and leasehold improvements	20,556	19,458
Furniture, fixtures and equipment	17,381	16,060
Construction in progress	117	2,257

	44,063	42,951
Less accumulated depreciation	(23,581)	(22,194)

Net balance	$20,482	$20,757

Depreciation and amortization of bank premises and equipment for the nine months ended September 30, 2011 and 2010 amounted to $1.8 million and $1.7 million, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2011 and the year ended December 31, 2010:

Federal funds purchased (dollars in thousands)	September 30, 2011	December 31, 2010
Balance outstanding at period end	$—	$15
Maximum balance at any month end during the period	$2	$6,850
Average balance for the period	$76	$2,038
Weighted average rate for the period	0.86%	0.76%
Weighted average rate at period end	0.00%	1.02%

Repurchase agreements (dollars in thousands)	September 30, 2011	December 31, 2010
Balance outstanding at period end	$2,162	$2,449
Maximum balance at any month end during the period	$4,637	$4,245
Average balance for the period	$2,655	$2,921
Weighted average rate for the period	1.12%	1.33%
Weighted average rate at period end	1.06%	1.34%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2011 and the year ended December 31, 2010:

Short-term borrowings (dollars in thousands)	September 30, 2011	December 31, 2010
Balance outstanding at period end	$—	$25,000
Maximum balance at any month end during the period	$10,325	$25,000
Average balance for the period	$2,511	$1,767
Weighted average rate for the period	0.43%	0.51%
Weighted average rate at period end	0.00%	0.47%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at September 30, 2011 and December 31, 2010 consist of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of September 30, 2011. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2011	$—	—	$94,000	4.18%
2013	10,000	2.42%	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

Our line of credit with the FHLB can equal up to 25% of our assets or approximately $266.6 million at September 30, 2011. This line of credit totaled $172.5 million with approximately $49.5 million available at September 30, 2011. As of September 30, 2011 and December 31, 2010, loans with a carrying value of $300.1 million and $353.8 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined short-term and long-term borrowings outstanding under the FHLB line of credit was $117.5 million at September 30, 2011 and $142.5 million at December 31, 2010.

Note 7. Earnings (Loss) Per Common Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2011 and 2010. Potential dilutive common stock had no effect on earnings (loss) per common share otherwise available to common shareholders for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30, 2011		September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	6,012,926	$0.02	5,982,356	$0.20
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	6,012,926	$0.02	5,982,356	$0.20

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per common share	6,003,280	$0.01	5,973,143	$(0.70)
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings (loss) per common share	6,003,280	$0.01	5,973,143	$(0.70)

At September 30, 2011 and 2010, options to acquire 227,992 and 251,137 shares of common stock, respectively were not included in computing diluted earnings (loss) per common share because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

On September 21, 2000, we adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in our Company, thereby stimulating their efforts and strengthening their desire to remain with us. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There are 92,763 shares still available to be granted as awards under the 2003 Plan.

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

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and nine months ended September 30, 2011, stock option compensation expense was $27 thousand and $82 thousand, respectively, compared to stock option compensation expense of $45 thousand and $136 thousand, respectively, for the three and nine months ended September 30, 2010. Stock option compensation expense is included in salary and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the nine months ended September 30, 2011 or 2010.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2011	251,137	$19.68
Granted	—	—
Exercised	—	—
Forfeited	(23,145)	18.06

Stock options outstanding at September 30, 2011	227,992	$19.85	3.86	$—

Stock options exercisable at September 30, 2011	166,492	$21.26	2.80	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of September 30, 2011, there was $40 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 6 months.

The table below summarizes information concerning stock options outstanding and exercisable at September 30, 2011.

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term
			Exercise Price	Number Exercisable
$16.10	17,930	0.50 years	$16.10	17,930
$28.60	23,625	2.00 years	$28.60	23,625
$19.92	33,350	2.75 years	$19.92	33,350
$20.57	44,712	3.75 years	$20.57	44,712
$21.16	46,875	5.00 years	$21.16	46,875
$19.25	32,750	6.00 years	$—	—
$12.36	28,750	7.00 years	$—	—

$19.85	227,992	3.86 years	$21.26	166,492

For the three and nine months ended September 30, 2011, restricted stock compensation expense was $4 thousand and $14 thousand, respectively, compared to restricted stock compensation expense of $7 thousand and $38 thousand, respectively, for the three and nine months ended September 30, 2010. Restricted stock compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of our common stock on the date the restricted shares were awarded, which was $3.75 per share for the 2010 award, $8.31 per share for the 2009 awards, and $17.25 per share for the 2007 awards. At September 30, 2011, there are 1,800 shares, 5,600 shares and 8,000 shares related to the 2007, 2009 and 2010 awards, respectively, outstanding and unvested. There were no restricted stock awards granted in the nine months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011 and 2010, 700 shares and 1,000 shares, respectively, of the time based portion of the 2009 restricted stock awards vested. For the nine months ended September 30, 2011, 400 shares of the time based portion of the 2007 restricted stock awards were forfeited when a former officer of the Company retired. For the nine months ended September 30, 2010, 9,800 shares of restricted stock awards were forfeited, which included 6,500 performance based shares from the 2007 restricted stock awards, 600 time based shares from the 2007 restricted stock awards, 1,200 time based shares from the 2009 restricted stock awards and 1,500 performance based shares from the 2009 restricted stock awards.

A summary of the status of our nonvested shares in relation to our restricted stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011 is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2011	16,500	$7.29
Granted	—	—
Vested	(700)	8.31
Forfeited	(400)	17.25

Nonvested as of September 30, 2011	15,400	$6.99

At September 30, 2011, there was $17 thousand of total unrecognized compensation related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based awards will vest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Components of Net Periodic Pension Cost (Benefit)
Service cost	$—	$146	$—	$438
Interest cost	151	195	453	585
Expected return on plan assets	(224)	(237)	(672)	(711)
Amortization of prior service cost	—	5	—	15
Net loss	—	14	—	42

Net periodic pension cost (benefit)	$(73)	$123	$(219)	$369

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2011.

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

Quotes for most securities are provided by our securities accounting and safekeeping correspondent bank which uses Reuters for securities other than municipals for which they use a pricing matrix. The correspondent also uses securities trader quotations for a small number of securities. Securities pricing for a single pooled trust preferred senior security is provided through another correspondent by Moody’s Analytics. The Company does not adjust any quotes or prices provided by these third party sources. The Company performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$67,337	$—	$67,337
Agency mortgage-backed securities	—	40,878	—	40,878
Agency CMO securities	—	48,178	—	48,178
Non agency CMO securities	—	10,095	—	10,095
State and political subdivisions	—	47,698	—	47,698
Pooled trust preferred securities	—	620	—	620
FNMA and FHLMC preferred stock	—	284	—	284
Corporate securities	—	605	—	605

Total securities available for sale	$—	$215,695	$—	$215,695

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(dollars in thousands)

Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$23,829	$—	$23,829
SBA Pool securities	—	61,890	—	61,890
Agency mortgage-backed securities	—	46,284	—	46,284
Agency CMO securities	—	41,477	—	41,477
Non agency CMO securities	—	12,042	—	12,042
State and political subdivisions	—	57,346	—	57,346
Pooled trust preferred securities	—	571	—	571
FNMA and FHLMC preferred stock	—	89	—	89
Corporate securities	—	2,592	—	2,592

Total securities available for sale	$—	$246,120	$—	$246,120

At September 30, 2011, each security in the Company’s securities available for sale portfolio was measured at fair value on a recurring basis using Level 2 valuations.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
	(dollars in thousands)

Assets
Impaired loans	$—	$22,526	$4,968	$27,494
Other real estate owned	$—	$6,052	$1,716	$7,768

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(dollars in thousands)

Assets
Impaired loans	$—	$18,550	$2,136	$20,686
Other real estate owned	$—	$7,360	$4,257	$11,617

As of September 30, 2011 and December 31, 2010, the Company had no liabilities measured at fair value on a non-recurring basis.

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and short-term investments	$13,896	$13,896	$12,533	$12,533
Interest bearing deposits with banks	32,603	32,603	10,298	10,298
Securities available for sale	215,695	215,695	246,120	246,120
Restricted securities	10,014	10,014	10,344	10,344
Loans, net	718,430	751,391	749,486	769,510
Accrued interest receivable	3,722	3,722	4,281	4,281

Financial Liabilities:
Noninterest-bearing demand deposits	$109,659	$109,659	$97,122	$97,122
Interest-bearing deposits	731,970	735,725	771,024	762,844
Short-term borrowings	2,162	2,162	27,464	27,464
Long-term borrowings	117,500	133,838	117,500	132,498
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,449	1,449	1,451	1,451

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

2009
Warrant Value
Preferred	$24,000,000
Price	$9.63
Warrant - shares	373,832
Value per warrant	$2.54
Fair value of warrant	$949,533

NPV of Preferred Stock
@ 12% discount rate
	(dollars in thousands)
	Fair Value	Relative Value%	Relative Value

$24 million 1/09/2009
NPV of preferred stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481

	$15,396	100.0%	$24,000

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

The Company has notified the Treasury that it is deferring the November 2011 payment of its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. The Company has previously deferred the February, May and August 2011 payments of its regular quarterly cash dividend with respect to the preferred stock.

The Company is permitted to defer dividend payments with respect to the preferred stock, but the dividend is a cumulative dividend that accumulates for payment in the future. The failure to pay dividends for six dividend periods would trigger board appointment rights for the Treasury. The amount of the 2011 dividends that have accumulated and are unpaid and in arrears is $900 thousand as of September 30, 2011.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2011 and December 31, 2010, the interest rate was 3.30% and 3.25%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2011 and December 31, 2010, all of the trust preferred securities qualified as Tier 1 capital.

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

As of September 30, 2011, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the September 30, 2011 and December 31, 2010 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

As of September 30, 2011	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions

Total Risk-Based Capital Ratio:
Company	12.53%	8.00%	N/A
Bank	11.79%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	11.28%	4.00%	N/A
Bank	10.54%	4.00%	6.00%

Leverage Ratio:
Company	7.72%	4.00%	N/A
Bank	7.22%	4.00%	5.00%

As of December 31, 2010	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions

Total Risk-Based Capital Ratio:
Company	11.70%	8.00%	N/A
Bank	10.99%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	10.51%	4.00%	N/A
Bank	8.36%	4.00%	6.00%

Leverage Ratio:
Company	7.38%	4.00%	N/A
Bank	5.86%	4.00%	5.00%

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the payment of dividends or the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; and (ix) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should refer to risks detailed under Item 1A. “Risk Factors” included in the 2010 Form 10-K, detailed under Part II – Other Information, Item 1A. “Risk Factors” included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (“TDRs”) are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals and, in some cases, forgiveness of principal or interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within Item 2.

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

Executive Overview

Eastern Virginia Bankshares, Inc., is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. Over the past three years, our Company has struggled with the challenging economic environment and has focused on credit quality initiatives to position our Company for growth once the economic climate improves. Although constrained by a weak economy, the Company was able to achieve some positive accomplishments during the first nine months of 2011, including a return to operating profitability and a 12.6% decrease in nonperforming assets. The improvements seen in some of the Company’s credit metrics, and other factors, are reflective of slowly improving economic conditions. Although the results for the third quarter of 2011 represent a continuation of a positive trend which began in the first quarter of this year, our optimism continues to be tempered with caution as the current economic environment continues to negatively impact the credit quality of our loan portfolio requiring additional charge-offs and provisions for loan losses. General credit quality is not expected to show broad based improvement until the economy shows more robust growth, improved consumer confidence and stabilized real estate prices. In the near term, the Company anticipates a continuation of prolonged economic weakness, both locally and nationally, and continued credit issues in the loan portfolio.

In spite of the operating profit reported for the first nine months of 2011, earnings remained constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate, the high level of unemployment and depressed real estate markets. While the Company experienced some improvement in the number of loans that were negatively impacted by the continued weak economic conditions within our markets, we continue to see declining real estate values in our markets and increased stress on our customers’ ability to pay their loans as agreed. The Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs. While the elevated level of provision for loan losses expense recorded during the first nine months of 2011 negatively impacts our operating results, the Company believes these loan loss provisions are necessary as the economic growth seen in some markets has not been realized in the local markets we serve. The Company continues to proactively manage its problem assets and is aggressively charging-off loans and increasing our allowance for potential future loan losses as necessary. The Company is diligently managing through these challenging times and remains focused on profitable balance sheet growth, timely resolution of our nonperforming assets and other financial strategies the Company believes will return us to the level of profitability to which our shareholders are accustomed.

The primary drivers for the Company’s results for the first nine months of 2011 continue to be the compression of our margins, the elevated levels of the provision for loan losses, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. Although marginally higher quarter over quarter, the provision for loan losses during the first nine months of 2011 dropped sharply from 2010 levels primarily due to lower net charge-offs and a continued decrease in the level of past due loans and nonperforming assets. The Company believes the investments it has made during 2010 and the first nine months of 2011 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital including the suspension of its quarterly common stock dividend and to defer its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009.

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

As of the filing of this Quarterly Report on Form 10-Q, the Company has met all deadlines for delivering plans, policies and reports under the Written Agreement and we are encouraged with the initial feedback we have received from the regulatory agencies. We also believe that the improvements in our nonperforming asset levels during the first nine months of 2011 are an indication that the actions we have taken are beginning to yield positive results. The Written Agreement requires us to submit quarterly progress reports to our banking regulators on our asset quality improvement initiatives and other remediation efforts. We anticipate meeting the Written Agreement’s requirements and timely submitting the quarterly progress reports during the fourth quarter of 2011 as we work closely with our regulatory agencies to improve the Company’s financial performance. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

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

The Bank continues to improve its handling of nonperforming assets and during the second quarter of 2011 established a Special Assets Division that reports directly to the Chief Risk Officer. This Division is specifically tasked with formulating workout strategies and conducting asset dispositions to minimize future losses. The establishment of this division will also allow our loan officers to focus on expanding our lending activities when loan demand and economic conditions improve. The Company continues to make progress on this key function and was successful in recruiting a seasoned special assets manager during the second quarter of 2011 to further this initiative.

For the three months ended September 30, 2011, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $1.7 million to fund possible losses in the loan portfolio.

•	Net charge-offs of $2.7 million to write off uncollectible balances on nonperforming assets.

•	Gain on sale of available for sale securities of $1.4 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $539 thousand over the same period in 2010.

•	Impairment losses of $974 thousand related to valuation adjustments on other real estate owned.

•	Losses of $362 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $790 thousand.

•	Expenses related to collection, repossession and other real estate owned of $354 thousand.

For the three months ended September 30, 2011 and 2010, the reported net income of $489 thousand and $1.6 million, respectively equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.04% for the three months ended September 30, 2011 which compares to ROA of 0.44% for the three months ended September 30, 2010.

•

On net income available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 0.63% for the three months ended September 30, 2011 which compares to ROE of 6.24% for the three months ended September 30, 2010.

•

On a per share basis, the diluted and basic income per common share (EPS) is $0.02 for the three months ended September 30, 2011 which compares to an EPS of $0.20 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $5.2 million to fund possible losses in the loan portfolio as compared to $16.0 million for the same period in 2010.

•	Gain on the sale of our former Aylett branch office of $256 thousand.

•	Net charge-offs of $4.8 million to write off uncollectible balances on nonperforming assets.

•	Gain on sale of available for sale securities of $1.8 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $631 thousand from the same period in 2010.

•	Impairment losses of $1.2 million related to valuation adjustments on other real estate owned.

•	Losses of $657 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $2.2 million, compared to $1.8 million for the nine months ended September 30, 2010.

•	Expenses related to collection, repossession and other real estate owned of $1.4 million, compared to $1.3 million for the same period in 2010.

For the nine months ended September 30, 2011 and 2010, the reported net income (loss) of $1.2 million and ($3.0) million, respectively equate to the following performance metrics:

•

On net income (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of 0.01% for the nine months ended September 30, 2011 which compares to ROA of (0.50%) for the nine months ended September 30, 2010.

•

On net income (loss) available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 0.12% for the nine months ended September 30, 2011 which compares to ROE of (6.90%) for the nine months ended September 30, 2010.

•

On a per share basis, the diluted and basic income (loss) per common share (EPS) is $0.01 for the nine months ended September 30, 2011 which compares to an EPS of ($0.70) for the nine months ended September 30, 2010.

Although the Company’s operating results improved for the nine months ended September 30, 2011 as compared to the same period of 2010, the Company’s performance for the third quarter of 2011 lagged behind its third quarter 2010 results. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives that we believe will ultimately result in an improvement in our asset quality and allow us to focus greater resources on growing our franchise and delivering financial results more consistent with our long-term history. As detailed later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”, the Company continues to work on the timely resolution of our nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during the first nine months of 2011 should be sufficient to cover our known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could require the adjustment of our provision for loan losses to reserve against additional charge-offs.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three and nine months ended September 30, 2011 were primarily driven by compressed margins, an elevated provision for loan losses over historical levels (although the provision showed significant improvement year to date against the comparable 2010 period), FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale of and valuation adjustments on other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio. The Company remains very diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2011 and 2010.

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

Net interest income, on a fully tax equivalent basis, decreased $618 thousand or 6.6% from the $9.3 million for the three months ended September 30, 2010 to $8.7 million for the same period of 2011. Total average earning assets decreased $30.1 million or 2.9% from $1.03 billion for the three months ended September 30, 2010 to $998.8 million for the same period of 2011. Total average interest-bearing liabilities decreased $29.9 million or 3.4% from $893.1 million for the three months ended September 30, 2010 to $863.2 million for the same period of 2011. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components. These shifts resulted in a decrease of 14 basis points in our net interest margin from 3.59% for the three months ended September 30, 2010 to 3.45% for the same period of 2011. The percentage of average earning assets to total average assets remained flat at 93.4% for the three months ended September 30, 2011 and 2010.

Total interest income, on a fully tax equivalent basis, decreased $1.4 million from $13.7 million for the three months ended September, 2010 to $12.3 million for the same period of 2011. This was driven by a decline in the yield on interest earning assets from 5.30% for the three months ended September 30, 2010 to 4.88% for the same period of 2011, and the decrease in the amount of average earning assets during the same periods. These decreases were primarily the result of reduced yields on the investment securities portfolio and the loan portfolio, and a significant decrease in the average loan balances.

Average total loan balances decreased $88.9 million from $838.8 million for the three months ended September 30, 2010 to $749.9 million for the same period of 2011. The yield on loans decreased to 5.66% for the third quarter of 2011 compared to 5.72% for the same period of 2010. This resulted in a $1.4 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $10.7 million for the quarter ended September 30, 2011 compared to $12.1 million for the same period in 2010. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs, payment curtailments on outstanding loans and an increase in nonperforming loans.

Average investment security balances increased $55.5 million from $164.5 million for the three months ended September 30, 2010 to $220.0 million for the same period in 2011. While the average investment securities balance increased, the yield on securities declined 106 basis points from 3.90% for the third quarter of 2010 to 2.84% for the third quarter of 2011. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the third quarter of 2011. Average taxable investment securities increased $68.7 million from the third quarter of 2010 to the third quarter of 2011, but the yield declined from 3.43% for the three months ended September 30, 2010 to 2.59% for the same period in 2011, a drop of 84 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks increased $3.8 million from $24.9 million for the third quarter of 2010 to $28.7 million for the same period 2011, while average federal funds sold decreased $454 thousand to $240 thousand during the third quarter of 2011 compared to $694 thousand for the same period in 2010. This increase in excess funds was due to the difficulty in the low rate environment of strategically deploying excess liquidity including difficulty funding new loans to creditworthy borrowers. In total, our average excess funds increased $3.3 million from the third quarter of 2010 to the third quarter of 2011.

Average interest bearing deposits decreased $23.8 million from $756.8 million for the third quarter of 2010 to $733.0 million for the third quarter of 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the decrease in our interest income. Our overall cost of funds decreased $832 thousand, as the total rate for average interest-bearing deposits fell from 1.61% for the three months ended September 30, 2010 to 1.25% for the same period in 2011, a drop of 36 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the third quarter of 2010 to the same period in 2011 was in the money market deposits with an increase of $22.4 million in average balance and a corresponding rate decrease of 26 basis points from 1.24% to 0.98% from the third quarter of 2010 to the third quarter of 2011. The aggressively priced checking accounts (or “NOW accounts”) had a decrease of $16.5 million in average balance and a corresponding rate decrease of 48 basis points from 1.29% to 0.81% for the same periods. Average large dollar certificates decreased $11.3 million from $158.3 million during the third quarter of 2010 to $147.0 million during the third quarter of 2011 and the rate dropped 33 basis points from 2.20% in the third quarter of 2010 to 1.87% for the same period in 2011. Other certificates average balance declined $20.9 million from $187.7 million during the third quarter of 2010 to $166.7 million for the same period in 2011, with a simultaneous 30 basis point drop in rate. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $48 thousand from $1.3 million for the three months ended September 30, 2010 to $1.2 million for the same period in 2011.

Net interest income, on a fully tax equivalent basis, decreased $835 thousand or 3.0% to $26.8 million for the nine months ended September 30, 2011, down from $27.6 million for the nine months ended September 30, 2010. Total average earning assets decreased $21.1 million or 2.1% from $1.03 billion for the nine months ended September 30, 2010 to $1.01 billion for the same period of 2011. Total average interest-bearing liabilities decreased $14.3 million or 1.6% from $893.2 million for the nine months ended September 30, 2010 to $878.9 million for the same period of 2011. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components. These shifts resulted in a decrease of 4 basis points in our net interest margin from 3.60% for the nine months ended September 30, 2010 to 3.56% for the same period of 2011. The percentage of average earning assets to total average assets increased slightly to 93.2% for the nine months ended September 30, 2011, as compared to 93.1% for the same period in 2010.

Total interest income, on a fully tax equivalent basis, decreased $3.1 million from $41.2 million for the nine months ended September 30, 2010 to $38.1 million for the same period of 2011. This was driven by a decline in the yield on interest earning assets from 5.36% for the nine months ended September 30, 2010 to 5.06% for the same period of 2011, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities portfolio and a significant decrease in the average loan balances.

Average total loan balances decreased $88.8 million from $850.4 million for the nine months ended September 30, 2010 to $761.5 million for the same period of 2011. The yield on loans decreased to 5.72% for the first nine months of 2011 compared to 5.73% for the same period of 2010. This resulted in a $3.8 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $32.6 million for the nine months ended September 30, 2011 compared to $36.4 million for the same period in 2010. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs, payment curtailments on outstanding loans and an increase in nonperforming loans.

Average investment security balances increased $78.9 million from $147.0 million for the nine months ended September 30, 2010 to $225.9 million for the same period in 2011. While the average investment securities balance increased, the yield on securities declined 97 basis points from 4.21% for the first nine months of 2010 to 3.24% for the first nine months of 2011. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the first nine months of 2011. Average taxable investment securities increased $92.8 million from the first nine months of 2010 to the first nine months 2011, but the yield declined from 3.79% for the nine months ended September 30, 2010 to 2.93% for the same period in 2011, a drop of 86 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks decreased $10.7 million from $29.1 million for the first nine months of 2010 to $18.4 million for the same period 2011, while federal funds sold decreased $489 thousand to $283 thousand during the first nine months of 2011 compared to $772 thousand for the same period in 2010. This reflected a change in our overall investment strategy as we began to strategically deploy excess liquidity in short duration, lower risk securities as investment opportunities were available. In total, our average excess funds decreased $11.1 million from the first nine months of 2010 to the first nine months of 2011.

Average interest bearing deposits decreased $11.5 million from $757.4 million for the first nine months of 2010 to $745.9 million for the first nine months of 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the corresponding decrease in our net interest income. Our overall cost of funds decreased $2.2 million, as the total rate for average interest-bearing deposits fell from 1.66% for the nine months ended September 30, 2010 to 1.34% for the same period in 2011, a drop of 32 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the first nine months of 2010 to the same period in 2011 was in the money market deposits with an increase of $25.6 million in average balance and a corresponding rate decrease of 17 basis points from 1.30% to 1.13% from the first nine months of 2010 to the first nine months of 2011. The aggressively priced NOW balance had a decrease of $3.2 million in average balance and a corresponding rate decrease of 37 basis points from 1.28% to 0.91% for the same periods. Average large dollar certificates decreased $15.8 million from $165.5 million during the first nine months of 2010 to $149.7 million during the first nine months of 2011 and the rate dropped 31 basis points from 2.22% in the first nine months of 2010 to 1.91% for the same period in 2011. Other certificates average balance declined $20.1 million from $190.8 million during the first nine months of 2010 to $170.7 million for the same period in 2011, with a simultaneous 35 basis point drop in rate. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $248 thousand from $3.8 million for the nine months ended September 30, 2010 to $3.6 million for the same period in 2011.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$186,120	$1,214	2.59%	$117,397	$1,016	3.43%
Restricted securities	10,169	60	2.34%	9,384	40	1.69%
Tax exempt, available for sale (2)	23,676	301	5.04%	37,671	559	5.89%

Total securities	219,965	1,575	2.84%	164,452	1,615	3.90%
Interest bearing deposits with banks	28,748	15	0.21%	24,948	26	0.41%
Federal funds sold	240	—	0.00%	694	1	0.57%
Loans, net of unearned income (3)	749,869	10,699	5.66%	838,784	12,097	5.72%

Total earning assets	998,822	12,289	4.88%	1,028,878	13,739	5.30%
Less allowance for loan losses	(27,066)			(20,985)
Total non-earning assets	97,136			93,817

Total assets	$1,068,892			$1,101,710

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$216,630	$440	0.81%	$233,088	$757	1.29%
Savings	80,188	106	0.52%	77,689	119	0.61%
Money market savings	122,448	304	0.98%	100,075	313	1.24%
Large dollar certificates of deposit (4)	146,993	693	1.87%	158,262	879	2.20%
Other certificates of deposit	166,744	764	1.82%	187,685	1,002	2.12%

Total interest-bearing deposits	733,003	2,307	1.25%	756,799	3,070	1.61%
Federal funds purchased and repurchase agreements	2,415	6	0.99%	6,356	19	1.19%
Short-term borrowings	—	—	0.00%	2,174	3	0.55%
Long-term borrowings	117,500	1,200	4.05%	117,500	1,248	4.21%
Trust preferred debt	10,310	83	3.19%	10,310	88	3.39%

Total interest-bearing liabilities	863,228	3,596	1.65%	893,139	4,428	1.97%
Noninterest-bearing liabilities
Demand deposits	105,093			101,534
Other liabilities	4,179			5,968

Total liabilites	972,500			1,000,641

Shareholders’ equity	96,392			101,069

Total liabilities and shareholders’ equity	$1,068,892			$1,101,710

Net interest income (2)		$8,693			$9,311

Interest rate spread (2)(5)			3.23%			3.33%
Interest expense as a percent of average earning assets			1.43%			1.71%
Net interest margin (2)(6)			3.45%			3.59%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $92 adjustment for 2011 and a $171 adjustment in 2010.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

	Nine Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$189,326	$4,154	2.93%	$96,481	$2,734	3.79%
Restricted securities	10,231	185	2.42%	9,262	102	1.47%
Tax exempt, available for sale (2)	26,293	1,126	5.73%	41,252	1,792	5.81%

Total securities	225,850	5,465	3.24%	146,995	4,628	4.21%
Interest bearing deposits with banks	18,412	31	0.23%	29,067	102	0.47%
Federal funds sold	283	—	0.00%	772	1	0.17%
Loans, net of unearned income (3)	761,525	32,603	5.72%	850,368	36,439	5.73%

Total earning assets	1,006,070	38,099	5.06%	1,027,202	41,170	5.36%
Less allowance for loan losses	(26,798)			(15,644)
Total non-earning assets	100,144			91,814

Total assets	$1,079,416			$1,103,372

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$222,471	$1,518	0.91%	$225,696	$2,167	1.28%
Savings	79,011	346	0.59%	76,948	351	0.61%
Money market savings	123,955	1,049	1.13%	98,365	958	1.30%
Large dollar certificates of deposit (4)	149,718	2,144	1.91%	165,527	2,753	2.22%
Other certificates of deposit	170,706	2,395	1.88%	190,848	3,186	2.23%

Total interest-bearing deposits	745,861	7,452	1.34%	757,384	9,415	1.66%
Federal funds purchased and repurchase agreements	2,731	23	1.13%	5,601	47	1.12%
Short-term borrowings	2,511	8	0.43%	733	3	0.55%
Long-term borrowings	117,500	3,561	4.05%	119,189	3,809	4.27%
Trust preferred debt	10,310	245	3.18%	10,310	251	3.25%

Total interest-bearing liabilities	878,913	11,289	1.72%	893,217	13,525	2.02%
Noninterest-bearing liabilities
Demand deposits	102,234			99,452
Other liabilities	4,229			5,965

Total liabilites	985,376			998,634
Shareholders’ equity	94,040			104,738

Total liabilities and shareholders’ equity	$1,079,416			$1,103,372

Net interest income (2)		$26,810			$27,645

Interest rate spread (2)(5)			3.34%			3.34%
Interest expense as a percent of average earning assets			1.50%			1.76%
Net interest margin (2)(6)			3.56%			3.60%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $344 adjustment for 2011 and a $548 adjustment in 2010.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100,000 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three and nine months ended September 30, 2011 and 2010.

Table 2: Noninterest Income

	Three Months Ended September 30,
(dollars in thousands)	2011	2010
Service charges and fees on deposit accounts	$845	$1,026
Debit/credit card fees	370	331
Gain on sale of available for sale securities, net	1,429	925
Gain on sale of bank premises and equipment	2	1
Gain on sale of loans	—	1,340
Other operating income	292	381

Total noninterest income	$2,938	$4,004

	$0,000	$0,000
	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Service charges and fees on deposit accounts	$2,625	$2,816
Debit/credit card fees	1,103	985
Gain on sale of available for sale securities, net	1,751	2,455
Other-than-temporary impairment losses on securities	—	(77)
Gain on sale of bank premises and equipment	258	18
Gain on sale of loans	—	1,340
Gain on bank owned life insurance	—	604
Other operating income	953	1,023

Total noninterest income	$6,690	$9,164

Noninterest income for the three months ended September 30, 2011 was $2.9 million, a decrease of $1.1 million or 26.6% over the noninterest income of $4.0 million for the same period of 2010. Changes in the components of noninterest income were caused by the following events:

•

Service charges and fees on deposit accounts were $845 thousand in the third quarter of 2011, a decrease of $181 thousand or 17.6% over the $1.0 million in the third quarter of 2010 and were driven by a 20.4% decrease in non-sufficient funds (or “NSF”) fees;

•

Debit/credit card fees were $370 thousand in the third quarter of 2011, an increase of $39 thousand or 11.8% over the $331 thousand in the third quarter of 2010 and were driven by a 18.2% increase in debit card income;

•	Sales of available for sale securities generated gains of $1.4 million in the third quarter of 2011, an increase of $504 thousand or 54.5% from gains of $925 thousand in the third quarter of 2010;

•	Gain on the sale of loans was $1.3 million in the third quarter of 2010, generated by the sale of one-to-four family residential mortgage loans, while no such sales occurred during 2011; and

•

Other operating income was $292 thousand in the third quarter of 2011, a decrease of $89 thousand or 23.4% from $381 thousand in the third quarter of 2010 and was driven by a 31.6% decrease in investment services income, a 97.5% decrease in mortgage services income, a 201.8% increase in OREO rental income, a 1,540.4% increase in loan servicing fees, and a 24.7% decrease in write downs of our investments in community and housing development funds.

Noninterest income for the nine months ended September 30, 2011 was $6.7 million, a decrease of $2.5 million or 27.0% over the noninterest income of $9.2 million for the same period of 2010. Changes in the components of noninterest income were caused by the following events:

•

Debit/credit card fees were $1.1 million in the first nine months of 2011, an increase of $118 thousand or 12.0% over the $985 thousand in the first nine months of 2010 and were driven by a 16.8% increase in debit card income;

•

Sales of available for sale securities generated gains of $1.8 million in the first nine months of 2011, a decrease of $704 thousand or 28.7% over gains of $2.5 million in the first nine months of 2010;

•	Other-than-temporary impairment losses on trust preferred securities owned by the Company were $77 thousand in the first nine months of 2010, while no such losses were recognized in 2011;

•

Gains on the sale of bank premises and equipment increased $240 thousand in the first nine months of 2011 as compared to the same period in 2010 due to the sale of our former Aylett branch office during the first quarter of 2011 which generated a gain of $256 thousand;

•	Gain on the sale of loans was $1.3 million in the first nine months of 2010, generated by the sale of one-to-four family residential mortgage loans, while no such sales occurred during 2011; and

•

Bank owned life insurance proceeds resulting from the death of a former officer generated a gain of $604 thousand in the first nine months of 2010, while no such gains were generated during the first nine months of 2011.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three and nine months ended September 30, 2011 and 2010.

Table 3: Noninterest Expense

	Three Months Ended September 30,
(dollars in thousands)	2011	2010
Salaries and employee benefits	$4,020	$4,275
Occupancy and equipment expenses	1,285	1,237
Telephone	290	298
FDIC expense	790	818
Consultant fees	39	153
Collection, repossession and other real estate owned	354	560
Marketing and advertising	148	407
Loss (gain) on sale of other real estate owned	362	(23)
Impairment losses on other real estate owned	974	500
Other operating expenses	1,123	1,251

Total noninterest expenses	$9,385	$9,476

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Salaries and employee benefits	$12,132	$12,569
Occupancy and equipment expenses	3,917	3,866
Telephone	876	863
FDIC expense	2,218	1,838
Consultant fees	632	548
Collection, repossession and other real estate owned	1,374	1,255
Marketing and advertising	574	966
Loss (gain) on sale of other real estate owned	657	(103)
Impairment losses on other real estate owned	1,203	500
Other operating expenses	3,411	3,750

Total noninterest expenses	$26,994	$26,052

Noninterest expense for the three months ended September 30, 2011 was $9.4 million, a decrease of $91 thousand or 1.0% over the noninterest expense of $9.5 million for the same period of 2010. Significant contributors to the decrease in these expenses are as follows:

•

Salaries and employee benefits were $4.0 million for the third quarter of 2011, a decrease of $255 thousand or 6.0% over the $4.3 million for the third quarter of 2010. The decrease in these expenses was due to a decrease in employee-related benefits expense, which was offset by an increase in salaries and wages due to the Company’s efforts to strengthen the Company’s management team and to increase staffing to deal effectively with our nonperforming assets. The increased regulatory burden resulting from recently enacted financial regulatory reforms will likely necessitate hiring additional personnel to meet increased regulatory compliance requirements, which could cause salaries and employee benefits expense to continue to increase in future periods. Salaries expense is also impacted by the application of an accounting standard to defer certain salary amounts over the life of our loan originations to better match income and expense from those assets. Decreased loan demand during the third quarter of 2011 has resulted in lower originations that, on a comparative basis, have increased the period expense associated with salaries;

•

Collection, repossession and other real estate owned expenses were $354 thousand for the third quarter of 2011, a decrease of $206 thousand or 36.8% over the $560 thousand for the third quarter of 2010. The decrease in these expenses was due to the Company focusing resources internally to more efficiently manage these activities;

•

Marketing and advertising expenses were $148 thousand for the third quarter of 2011, a decrease of $259 thousand or 63.6% over the $407 thousand for the third quarter of 2010. This decrease was primarily due to the Company engaging in increased media ads and other programs during 2010 to celebrate our 100th anniversary;

•

Losses on the sale of other real estate owned were $362 thousand for the third quarter of 2011, an increase of $385 thousand over the gains of $23 thousand for the third quarter of 2010, as we focused on efforts to manage problem assets including other real estate owned in 2011;

•

Impairment losses related to valuation adjustments on other real estate owned were $974 thousand for the third quarter of 2011, an increase of $474 thousand over the losses of $500 thousand for the third quarter of 2010, as real estate values in the Company’s markets continue to decline in the challenging economic environment; and

•

Other operating expenses were $1.1 million for the third quarter of 2011, a decrease of $128 thousand or 10.2% over the $1.3 million for the third quarter of 2010. Within this category, most controllable expenses (i.e. office supplies, printing, etc.) saw reductions from the same period of the prior year as the Company focused on operational efficiency, however these were partially offset by increases in legal and other professional fees.

Noninterest expense for the nine months ended September 30, 2011 was $27.0 million, an increase of $942 thousand or 3.6% over the noninterest expense of $26.1 million for the same period of 2010. Significant contributors to the increase in these expenses are as follows:

•

Salaries and employee benefits were $12.1 million for the first nine months of 2011, a decrease of $437 thousand or 3.5% over the $12.6 million for the first nine months of 2010 and was due to the factors mentioned in the quarterly analysis above;

•

FDIC insurance expense was $2.2 million for the first nine months of 2011, an increase of $380 thousand or 20.7% over the $1.8 million for the first nine months of 2010 and was due to our lower regulatory rating which triggered higher insurance assessment rates;

•

Consultant fees were $632 thousand for the first nine months of 2011, an increase of $84 thousand or 15.3% over the $548 thousand for the first nine months of 2010. The elevation of these expenses was due to added costs related to working out problem loans as well as addressing and correcting deficiencies noted in our Written Agreement;

•

Collection, repossession and other real estate owned expenses were $1.4 million for the first nine months of 2011, an increase of $119 thousand or 9.5% over the $1.3 million for the first nine months of 2010 and was due to an increase in other real estate owned related expenses. Increased other real estate owned expenses were partly offset by a reduction in collection and repossession expenses as a result of the Company focusing resources internally to more efficiently manage these activities;

•

Marketing and advertising expenses were $574 thousand for the first nine months of 2011, a decrease of $392 thousand or 40.6% over the $966 thousand for the first nine months of 2010 and was due to the factors mentioned in the quarterly analysis;

•	Losses on the sale of other real estate owned were $657 thousand in the first nine months of 2011, an increase of $760 thousand over the gains of $103 thousand in the first nine months of 2010; and

•

Impairment losses related to valuation adjustments on other real estate owned were $1.2 million in the first nine months of 2011, an increase of $703 thousand over the losses of $500 thousand for the first nine months of 2010, as real estate values in the Company’s markets continue to decline in the challenging economic environment.

Income Taxes

The Company recorded income tax expense of $15 thousand for the three months September 30, 2011, compared to income tax expense of $532 thousand for the same period in 2010, reflecting a $517 thousand decrease in income tax expense. The decrease in income tax expense from the third quarter of 2010 to the same period in 2011 was primarily the result of the Company’s pretax income decreasing by approximately $1.6 million.

The Company recorded an income tax benefit of $174 thousand for the nine months ended September 30, 2011, compared to an income tax benefit of $2.8 million for the same period in 2010, reflecting a $2.6 million decrease in income tax benefit. The decrease in income tax benefit for the first nine months of 2010 to the same period in 2011 was primarily the result of the Company’s moving from a pretax loss to pretax income, an increase in pretax income of approximately $6.8 million.

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

Management believes that the level of the allowance for loan losses is appropriate in light of the credit quality and anticipated risk of loss in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses through increased provisions for loan losses or may require that certain loan balances be charged-off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations.

The following table summarizes the allowance activity for the periods indicated:

Table 4: Allowance for Loan Losses

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Allowance for loan losses, beginning of period	$25,288	$12,155
Charge-offs:
Commercial, industrial and agricultural	(1,141)	(4,591)
Real estate - one to four family residential:
Closed end first and seconds	(1,167)	(1,492)
Home equity lines	(160)	(103)
Real estate - construction:
One to four family residential	(309)	(140)
Other construction, land development and other land	(716)	(879)
Real estate - non-farm, non-residential:
Owner occupied	(149)	(1,217)
Non-owner occupied	(1,119)	(200)
Consumer	(534)	(881)
Other	(114)	(523)

Total loans charged-off	(5,409)	(10,026)
Recoveries:
Commercial, industrial and agricultural	284	42
Real estate - one to four family residential:
Closed end first and seconds	135	15
Real estate - construction:
One to four family residential	2	13
Other construction, land development and other land	1	2
Real estate - non-farm, non-residential:
Owner occupied	7	5
Consumer	167	131
Other	49	36

Total recoveries	645	244

Net charge-offs	(4,764)	(9,782)
Provision for loan losses	5,150	16,025

Allowance for loan losses, end of period	$25,674	$18,398

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	3.45%	2.29%
Ratio of net charge-offs to average total loans outstanding during the period	0.84%	1.54%

As a result of the historical challenges continuing to face the economy and the real estate markets today, the Company made provisions for loan losses of $1.7 million and $5.2 million, respectively for the three and nine months ended September 30, 2011, as compared to $1.6 million and $16.0 million, respectively for the same periods of 2010. Net charge-offs for the three and nine months ended September 30, 2011 were $2.7 million and $4.8 million, respectively as compared to $3.2 million and $9.8 million, respectively for the same three and nine month periods in 2010. This represents 1.44% and 0.84%, respectively of average loans outstanding for the three and nine months ending September 30, 2011 and 1.51% and 1.54%, respectively of average loans outstanding for the same periods in 2010. The contribution to the provision and the related increase in the allowance in the first nine months of 2011 and 2010 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods.

The allowance for loan losses at September 30, 2011 was $25.7 million, compared with $25.3 million at December 31, 2010. This represented 3.45% of period end loans at September 30, 2011 compared with 3.26% of year end loans at December 31, 2010.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At September 30, 2011		At December 31, 2010
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$3,685	8.48%	$5,981	9.39%
Real estate - one to four family residential:
Closed end first and seconds	2,724	34.33%	3,340	33.62%
Home equity lines	386	13.42%	587	12.05%
Real estate - multifamily residential	20	1.51%	23	1.51%
Real estate - construction:
One to four family residential	286	2.84%	344	3.29%
Other construction, land development and other land	8,564	5.47%	7,837	6.56%
Real estate - farmland	20	1.08%	17	1.07%
Real estate - non-farm, non-residential:
Owner occupied	5,856	18.06%	2,546	17.32%
Non-owner occupied	2,477	10.38%	3,072	10.12%
Consumer	925	3.94%	905	4.65%
Other loans and overdrafts	222	0.49%	280	0.42%

Total allowance for balance sheet loans	25,165	100.00%	24,932	100.00%

Unallocated	509		356

Total allowance for loan losses	$25,674		$25,288

(Percent is portfolio loans in category divided by total loans)

A tabular presentation(s) of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at September 30, 2011 and December 31, 2010 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

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

The following table presents information concerning nonperforming assets as of and for the nine months ended September 30, 2011 and the year ended December 31, 2010.

Table 6: Nonperforming Assets

	$ 0,000,000	$ 0,000,000
(dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans*	$26,162	$25,858
Loans past due 90 days and accruing interest	435	1,836

Total nonperforming loans	26,597	27,694
Other real estate owned, net of valuation allowance	7,768	11,617

Total nonperforming assets	$34,365	$39,311

Nonperforming assets to total loans and other real estate owned	4.57%	5.00%
Allowance for loan losses to nonaccrual loans	98.14%	97.80%
Net charge-offs to average total loans for the period	0.84%	1.89%
Allowance for loan losses to period end loans	3.45%	3.26%

*	Includes $12.4 million and $6.2 million in nonaccrual TDRs at September 30, 2011 and December 31, 2010, respectively.

The following table presents the change in the OREO balance for the nine months ended September 30, 2011 and 2010.

Table 7: OREO Changes

	$ 0,000,000	$ 0,000,000
	September 30,
(dollars in thousands)	2011	2010

Balance at the beginning of period, gross	$12,545	$4,136
Transfers from loans	3,295	6,723
Capitalized costs	346	233
Sales proceeds	(5,630)	(2,385)
Previously recognized impairment losses on disposition	(415)	—
Gain (loss) on disposition	(657)	103

Balance at the end of period, gross	9,484	8,810
Less valuation allowance	(1,716)	(500)

Balance at the end of period, net	$7,768	$8,310

The following table presents the change in the valuation allowance for OREO for the nine months ended September 30, 2011 and 2010.

Table 8: OREO Valuation Allowance Changes

	$ 0,000,000	$ 0,000,000
	September 30,
(dollars in thousands)	2011	2010

Balance at the beginning of period	$928	$—
Valuation allowance	1,203	500
Charge-offs	(415)	—
Recoveries	—	—

Balance at the end of period	$1,716	$500

Nonperforming assets were $34.4 million or 4.57% of total loans and other real estate owned at September 30, 2011 compared to $39.3 million or 5.00% at December 31, 2010. Although nonperforming assets have begun to trend downward during the first nine months of 2011, this number has otherwise increased since 2008 as a result of the continued economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economy and the increasing number of weaker loans have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 98.14% of nonaccrual loans at September 30, 2011, compared to 97.80% at December 31, 2010. Nonperforming loans decreased $1.1 million or 4.0% during the nine months ended September 30, 2011 to $26.6 million.

Nonaccrual loans were $26.2 million at September 30, 2011, an increase of $304 thousand or 1.2% from $25.9 million at December 31, 2010. Of the current $26.2 million in nonaccrual loans, $25.6 million or 97.8% is secured by real estate in our market area. Of these real estate secured loans, $9.3 million are residential real estate, $5.4 million are real estate construction, $100 thousand is farmland and $10.8 million are commercial properties.

Loans past due 90 days and still accruing interest were $435 thousand at September 30, 2011, a decrease of $1.4 million or 76.3% from $1.8 million at December 31, 2010. As of September 30, 2011, all of these loans, except for $104 thousand in credit card loans, are secured by real estate in our market area. Of these real estate secured loans, $210 thousand are residential real estate and $121 thousand are real estate construction.

Other real estate owned, net of valuation allowance at September 30, 2011 was $7.8 million, a decrease of $3.8 million or 33.1% from $11.6 million at December 31, 2010. The balance at September 30, 2011 was comprised of 19 properties of which $1.1 million are residential real estate, $5.2 million are real estate construction and $1.5 million are commercial properties. During the nine months ended September 30, 2011, new foreclosures included fourteen properties totaling $3.3 million transferred from loans. Sales of twenty-five other real estate owned properties for the nine months ended September 30, 2011 resulted in a net loss of $657 thousand. At September 30, 2011, there were three properties totaling $1.4 million under contract for sale. Subsequent to September 30, 2011, none of the properties under contract for sale at September 30, 2011 have sold. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $1.2 million in its consolidated statement of operations for the nine months ended September 30, 2011, due to valuation adjustments on other real estate owned properties as compared to $500 thousand in losses for the same period in 2010. Asset quality continues to be a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

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

A tabular presentation(s) of loans individually evaluated for impairment by class of loans at September 30, 2011 and December 31, 2010 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At September 30, 2011, the balance of impaired loans was $49.5 million, for which there were specific valuation allowances of $9.0 million. At December 31, 2010, the balance of impaired loans was $49.5 million, for which there were specific valuation allowances of $6.9 million. The average balance of impaired loans was $50.8 million for the nine months ended September 30, 2011, compared to $33.6 million for the year ended December 31, 2010. The Company’s balance of impaired loans has generally increased since 2008 as a result of the economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at September 30, 2011 and December 31, 2010.

Table 9: Troubled Debt Restructurings (TDRs)

(dollars in thousands)	September 30, 2011	December 31, 2010
Performing TDRs	$4,917	$2,411
Nonaccrual TDRs*	12,417	6,177

Total TDRs	$17,334	$8,588

*	Included in nonaccrual loans in Table 6: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At September 30, 2011, the Company had total assets of $1.07 billion compared to $1.12 billion at December 31, 2010. The decrease was principally a result of decreases in loans, securities available for sale, deposits and borrowings as detailed in the following schedule.

Table 10: Balance Sheet Changes

(dollars in thousands)	September 30, 2011	December 31, 2010	Change $	Change %
Total assets	$1,072,501	$1,119,330	$(46,829)	-4.2%
Securities available for sale	215,695	246,120	(30,425)	-12.4%
Total loans	744,104	774,774	(30,670)	-4.0%
Deposits	841,629	868,146	(26,517)	-3.1%
Borrowings	129,972	155,274	(25,302)	-16.3%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the FRB and repurchase agreements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $215.7 million at September 30, 2011, reflecting a decrease of $30.4 million or 12.4% from $246.1 million at December 31, 2010. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.8 million at September 30, 2011 compared with an unrealized loss, net of tax benefit, of $2.2 million at December 31, 2010.

The decrease in the investment portfolio during the first nine months of 2011 was the result of our continued effort to restructure its composition, not fully reinvesting the maturity proceeds of the $20 million short-term U.S. government agency security that was acquired at the end of December 2010 and the sale of securities to meet our liquidity needs due to the overall decrease in deposits during the first nine months of 2011. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of September 30, 2011 and December 31, 2010, our investment portfolio was 20.1% and 22.0% respectively of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate markets and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $744.1 million at September 30, 2011, a decrease of $30.7 million or 4.0% from $774.8 million at December 31, 2010. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs, and payment curtailments on outstanding credits.

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

Total deposits were $841.6 million as of September 30, 2011, a decrease of 3.1% or $26.5 million from $868.1 million as of December 31, 2010. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

(dollars in thousands)	September 30, 2011	December 31, 2010	Change $	Change %
Noninterest-bearing deposits	$109,659	$97,122	$12,537	12.9%

Interest-bearing deposits:
Demand deposits	$219,227	$240,330	$(21,103)	-8.8%
Money market deposits	121,330	120,322	1,008	0.8%
Savings deposits	82,158	77,176	4,982	6.5%
Time deposits	309,255	333,196	(23,941)	-7.2%

Total interest-bearing deposits	$731,970	$771,024	$(39,054)	-5.1%

During the first nine months of 2011, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing and noninterest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall decrease in total deposits, which in general occurred in our interest-bearing demand deposits and time deposits, during the nine months ended September 30, 2011 is primarily the result of the weak economy and the prolonged economic downturn. The Company continues to observe customers, including counties and municipalities, accessing their liquid cash reserves in order to deleverage, keep their debts current and make up operating shortfalls. In addition, while the Company believes that it offers competitive interest rates on all deposits products, the continued

weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. At September 30, 2011 and December 31, 2010, the Company had $37.4 million and $38.4 million in broker certificates of deposits.

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $130.0 million at September 30, 2011, down $25.3 million or 16.3% from $155.3 million at December 31, 2010. The decrease in borrowings was primarily derived through our short-term borrowings in which we repaid a $25.0 million short-term advance with the FHLB that was taken during December 2010, and a $302 thousand or 12.3% decrease in repurchase agreements during the first nine months of 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

As of September 30, 2011, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Cash, cash equivalents and federal funds sold totaled $46.5 million as of September 30, 2011 compared to $22.8 million at December 31, 2010. At September 30, 2011, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $190.0 million or 17.7% of total assets, compared to $168.2 million or 15.0% of total assets at December 31, 2010.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $11.9 million, net cash provided by investing activities was $63.5 million and net cash used in financing activities was $51.7 million for the nine months ended September 30, 2011. Combined, this contributed to a $23.7 million increase in liquidity during the nine months ended September 30, 2011.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow up to $172.5 million from the FHLB. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $89.0 million at September 30, 2011. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $61.8 million at September 30, 2011.

As of September 30, 2011, the Company was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2011, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three and nine months ended September 30, 2011 and 2010, no cash dividends have been paid from the Bank to the Company.

For the three and nine months ended September 30, 2011, the Company paid out no cash dividends to common shareholders as compared to $0.01 and $0.11 per share, respectively for the same periods of 2010. For the three and nine months ended September 30, 2011, the Company paid out no cash dividends to preferred shareholders as compared to $300 thousand and $900 thousand, respectively for the same periods of 2010.

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

The Company has notified the Treasury that it is deferring the November 2011 payment of its regular quarterly cash dividend with respect to the Preferred Stock which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. The Company has previously deferred the February, May and August 2011 payments of its regular quarterly cash dividend with respect to the Preferred Stock.

The Company is permitted to defer dividend payments by the terms of the Preferred Stock, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the Preferred Stock. The amount of the 2011 dividends that have accumulated and are unpaid and in arrears is $900 thousand as of September 30, 2011.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2011 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There has been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and disclosed under Part II – Other Information, Item 1A. “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three and nine months ended September 30, 2011, the Company did not repurchase any of its common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.
(Registrant)

Date: November 14, 2011	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)