Form 10-K
period 2011-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2012-03-30
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (804) 443-8400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $2 par value per share	The NASDAQ Stock Market LLC
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was $18.8 million.

There were 6,032,527 shares of common stock, par value $2.00 per share, outstanding as of March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (“Parent”) is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. Through our wholly-owned bank subsidiary, EVB (the “Bank”), we operate twenty-three full service branches and 2 drive-in facilities in eastern Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB.

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

Historically, the Company’s goal has been to expand our footprint in eastern and central Virginia. To accomplish that goal, we have expanded and improved our branch network. While we continuously evaluate strategies of building new branches in growing markets and purchasing other locations as the opportunities arise, the economic environment over the past few years has not been conducive to expansion. In December 2010, we closed one of our oldest branches, Aylett, combining it with a newer and larger branch three miles away at Central Garage on Route 360. This location in King William County is fast becoming the economic center of that part of the county. In early 2011, we purchased land in Colonial Heights with the intent to build and relocate our existing rented branch to this owned property during the fourth quarter of 2012. In December 2011, we closed our Glenns branch as part of our overall strategy to reduce our noninterest expenses. We determined based on foot traffic and other metrics that we can continue to efficiently serve our customers in that area with the three other branches located only a few miles away. Other changes to the branch system could occur in the future. Our goal continues to be to expand whenever possible when it is financially feasible. As previously disclosed in our Form 10-K for the year ended December 31, 2010, in February 2011 we entered into a written agreement with our federal and state banking regulators. The Company’s management and Board of Directors unanimously support the goal of financial soundness identified by this agreement. Certain portions of this agreement, including certain requirements applicable to the Bank’s existing businesses, may limit the Company’s ability to expand its operations while the agreement is effective. For additional discussion of this agreement, please see “Regulation and Supervision–Written Agreement” later in Item 1 of this Annual Report on Form 10-K.

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company will advise and consult with Southern Trust Mortgage, LLC and facilitate the marketing and brand recognition of their mortgage business. In addition, the Company will provide Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal working hours. For its services, the

Company shall receive fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis going forward. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sells title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. The Bank has a 2.33% ownership in Virginia Bankers Insurance Center, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans and whose financial position and operating results are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Market Areas

The Company currently conducts business through twenty-three full service branches and two drive-in facilities, primarily in the eastern portion of the state. Our markets are located east of U.S. Route 250 and extend from northeast of Richmond to the Chesapeake Bay in central Virginia and across the James River from Colonial Heights to southeastern Virginia. Geographically, we have four primary market areas: Northern Neck, Middle Peninsula, Capital (suburbs of Richmond) and Southern.

Our Northern Neck and Middle Peninsula regions are in the eastern coastal plain of Virginia, often referred to as River Country. A number of the branches in this locale have been in business for over one hundred years and have strong customer ties going back over multiple generations. According to the Virginia Economic Development Partnership, the region’s industries have traditionally been associated with abundant natural resources that include five rivers and the Chesapeake Bay. The diversified economy includes seafood harvesting, light manufacturing, agriculture, leisure, marine services and service sectors dedicated to many upscale retirement communities.

Our Capital region is currently comprised of Hanover, Henrico, King William and Caroline counties and Colonial Heights, which are emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and eightysix miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting. With a branch in the adjacent county of Henrico, which is closer to Richmond, we have the advantage of an established economic setting with many small business prospects. Our location in Colonial Heights puts us in the south Richmond suburbs and allows us to capitalize on the potential economic expansion caused by the growth of the U.S. Army facility at Fort Lee. The other two counties offer us growth opportunities as the Richmond suburbs expand farther north and east of their current boundaries.

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

Business Strategy

As a result of over 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the lower projected population growth of these markets, we expanded in Hanover, Henrico, Gloucester, New Kent and King William Counties and the city of Colonial Heights to target the higher potential growth in these existing and emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Capital region.

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of a broad range of products and services, as well as the high level of personal service that we provide. While we work through the economic challenges of the past few years and look at 2012 as a year to strengthen our existing markets, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding to the counties near the urban markets of Richmond and Greater Tidewater.

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

Employees

As of December 31, 2011, the Company had 307 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. The following summary briefly describes the more significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal regulation of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

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

To date, the Company and the Bank believes it has met all of the deadlines for taking actions required by the Reserve Bank and Bureau under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the deficiencies noted in the Written Agreement and other exam findings. The RCOC has met and will continue to meet at least once a month as the remediation process progresses. Management believes, as of December 31, 2011, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

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

When enacted in 2002, Section 404(a) of the SOX Act required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX Act required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2012, the SEC had delayed implementation of Section 404(b) of the SOX Act for public companies with a public float below

$75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX Act, and the SEC made conforming amendments to certain of its rules and forms in September 2010. The Company has voluntarily provided an attestation by the Company’s auditor on management’s assessment of the Company’s internal control over financial reporting in this Annual Report on Form 10-K.

The Company is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the “BHCA”) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks. Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. The Dodd-Frank Act amended provisions of the BHCA (and corresponding provisions of the Federal Deposit Insurance Act (the “FDIA”)) to require that a bank holding company be well capitalized and well managed before the Federal Reserve will approve an interstate bank acquisition or merger. Also as a result of the Dodd-Frank Act, banks also are able to branch across state lines, provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.

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

The FDIA provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of the Bank.

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

As long as the Company has total consolidated assets of less than $15 billion, the Company may include in Tier 1 and total capital the Company’s trust preferred securities that were issued before May 19, 2010. At December 31, 2011, the total capital to risk-weighted assets ratio of the Company was 12.47% and the ratio of the Bank was 11.90%. At December 31, 2011, the Tier 1 capital to risk-weighted assets ratio was 11.23% for the Company and 10.66% for the Bank. In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0% for banks and bank holding companies. At December 31, 2011, the Tier l leverage ratio was 7.67% for the Company and 7.27% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On January 9, 2009, as part of the Capital Purchase Program (the “Capital Purchase Program” or “CPP”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as discussed below, the Company issued and sold to Treasury for an aggregate purchase price of $24.0 million in cash (1) 24,000 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series A, par value $2.00 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and (2) a ten-year warrant to purchase up to 373,832 shares of the Company’s common stock, par value $2.00 per share (“Common Stock”), at an initial exercise price of $9.63 per share (“Warrant”). The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes.

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

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

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

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when bank regulatory agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

The implementation of the Basel III capital framework will commence on January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 % CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital framework, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The timing for the federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the federal banking agencies have indicated informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. The rules ultimately adopted and made applicable to the Company may be different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Limits on Dividends

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

Reporting Obligations

As a bank holding company, the Company must file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly, to the FDIC, Reports of Condition and Income (referred to in the banking industry as a Call Report). The Company must submit quarterly, to the Federal Reserve Board, Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) and Parent Company Only Financial Statements for Large Bank Holding Companies (FR Y-9LP).

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gave federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally created a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which, as of July 21, 2011, is exclusively authorized to draft rules for designated federal consumer protection laws. The CFPB shares examination, supervision and enforcement authority with other federal regulators. Despite its broad scope in certain banking areas, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions and implementing regulations continue to take effect. Among the provisions that are likely to affect the Company or the Bank are the following:

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing demand transaction accounts until December 31, 2012. The Dodd-Frank Act also broadened the FDIC insurance assessment base. Assessments are now generally based on the average consolidated total assets less the average tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF’s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020, (ii) removes the upper limit of 1.5% on the DIF’s designated reserve ratio, which is a long-term target ratio and sets a target designated reserve ratio of 2% for the DIF, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. In 2010, the SEC adopted Rule 14a-11 under the Securities Exchange Act of 1934, as amended, the “proxy access” rule, which provided that eligible shareholders may require a company to include one or more nominees in the company’s proxy materials, unless applicable laws or corporate governance documents prohibited shareholder nominations; however, after litigation in which the presiding court vacated Rule 14a-11, the SEC announced that it would not appeal the Rule 14a-11 decision and did not intend to revisit the subject of “proxy access” in the near future. The court decision invalidating Rule 14a-11, however, did not impact the SEC’s amendments to Rule 14a-8, the “shareholder proposal” rule which the SEC had adopted at the same time as Rule 14a-11. Rule 14a-8 became effective September 20, 2011. Accordingly, Rule 14a-8 now requires companies to include in their proxy materials, under certain circumstances, shareholder proposals that seek to establish a procedure in the company’s governing documents for the inclusion of shareholder director nominees in the company’s proxy materials. The Dodd-Frank Act also prohibits broker discretionary voting on elections of directors and executive compensation matters. Accordingly, in 2010 and 2011, the SEC approved proposed rule amendments for several stock exchanges, including NASDAQ, on which exchange the Company’s common stock is traded, to conform to the broker discretionary voting prohibitions.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act created a new, independent federal agency, the CFPB, which has broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (the “TILA”), Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices, and the Company expects that the CFPB will take an aggressive stance in consumer protection matters. For purposing of assessing compliance with designated federal consumer financial protection laws, the CFPB has exclusive examination and primary enforcement authority with respect to depository institutions with $10 billion or more in total assets. Following the June 30, 2011 initial determination of whether an institution has $10 billion or more in total assets, such $10 billion threshold will be determined by regulators on the basis of whether an institution has reported $10 billion or more in total assets in its quarterly call report for four consecutive quarters. Smaller institutions, including the Company and the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators responsible for such institutions prior to July 21, 2011. However, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities could influence how the Federal Reserve Board and the FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities cannot be forecast. On July 21, 2011, enforcement and rulemaking authority for consumer financial protection was officially transferred from other federal regulators to the CFPB.

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments, and the CFPB is authorized to establish certain minimum standards regarding same. In April 2011, the FRB proposed ability to repay regulations and the CFPB, which as of July 21, 2011 assumed responsibility for drafting regulations under the TILA, indicated that it anticipated finalizing such regulations in early 2012. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” (which term remains to be defined by the CFPB), or if anti-steering prohibitions, discussed below, are violated.

The Dodd-Frank Act also contains a series of new mortgage loan origination standards including prohibiting mortgage originators, which includes loan officers of banks, from receiving from any person, or any person from paying such mortgage originator, directly or indirectly, compensation that varies based on terms of a loan other than the principal amount of the loan. In addition, the CFPB is required to prescribe regulations prohibiting mortgage originators from (i) steering any consumer to a loan that (a) the consumer lacks the reasonable ability to repay, or (b) has predatory characteristics or effects such as equity stripping, excessive fees or abusive terms; (ii) steering any consumer from a “qualified mortgage” to a non-qualified mortgage when the consumer qualifies for a qualified mortgage; (iii) abusive or unfair lending practices that promote disparities among consumers of equal creditworthiness but of different race, ethnicity, gender, or age, and (iv) engaging in certain other conduct. In September 2010 and independent of the Dodd-Frank Act’s requirements, the FRB enacted similar regulations regarding anti-steering and loan originator compensation, and these regulations will eventually be supplemented or revised by the rules to be promulgated pursuant to the Dodd-Frank Act. Although there are many elements of a “qualified mortgage,” and the CFPB has the authority to revise the definition of a qualified mortgage as it deems appropriate, one element which must be satisfied to be a qualified mortgage is that total points and fees payable in connection with a loan may not exceed 3% of the total loan amount. The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Under amendments to the Fair Credit Reporting Act (the “FCRA”), effective January 1, 2011, a creditor is required to either provide (i) a notice (a “Risk-Based Pricing Notice”) to a consumer when, based in whole or part on information in a consumer report, the creditor provides credit to the consumer on material terms that were materially less favorable than the most favorable terms available from that creditor to a substantial proportion of other consumers or, (ii) in lieu of providing a Risk-Based Pricing Notice to a consumer receiving worse credit terms, a creditor may provide a credit score exception notice to the consumer who requested credit. Effective July 21, 2011, the Dodd-Frank Act amended the FCRA to require that if a consumer is to receive a Risk-Based Pricing Notice, the creditor must disclose the consumer’s credit score and certain additional information relating to the credit score in its Risk-Based Pricing Notice. During 2011, the FRB and the Federal Trade Commission jointly published additional final rules requiring that additional information be disclosed in Risk-Based Pricing Notices and provided model Risk-Based Pricing Notices containing the additional information required for disclosure.

Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act applies Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries is eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution’s disinterested directors.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, as provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely, but will still need to adhere to the applicable state law requirements of the host state.

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to insured depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company that has less than $15 billion in assets. The Company appears to meet this exception, and the Company believes its trust preferred securities are “grandfathered” under the Dodd-Frank Act and will continue to be eligible for treatment as Tier 1 Capital. Additionally, the Dodd-Frank Act requires bank holding company capital levels to be countercyclical so that during times of economic expansion, capital requirements increase and during times of economic contraction such capital requirements decrease.

Debit Card Interchange Fees; Expansion of TILA Requirements. The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, established a “reasonable and proportional” standard concerning debit card interchange fees. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. The FRB adopted a final rule providing that, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction. An additional upward adjustment of no more than one cent to an issuer’s debit card interchange fee is available if the issuer certifies that it has developed and implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set out in an accompanying interim final rule. Although the final rule’s restrictions on debit card interchange fees apply only to debit card issuers who, when combined with affiliates, have $10 billion or more in assets, it is not clear what, if any, the long-term market effects will be on debit card issuers having assets below $10 billion, such as the Bank.

The Dodd-Frank Act also increased the dollar threshold below which consumers are required to be provided with certain TILA and Consumer Leasing Act (the “CLA”) disclosures. Effective July 21, 2011, the Dodd-Frank Act required that TILA and CLA disclosures be given to consumers for consumer credit transactions and personal property leases for personal, family, or household use exceeding four months in duration, in each case, up to $50,000. Prior to July 21, 2011 such disclosures were only required to be given in credit transactions up to $25,000. The disclosures must continue to be given, regardless of dollar amount, for certain credit transactions including those where a security interest is or will be acquired in real property, or in personal property used or expected to be used as a consumer’s principal dwelling. In accordance with the Dodd-Frank Act, during April 2011, the FRB issued final regulations revising Regulation Z, which implements TILA, and Regulation M, which implements the CLA. For both consumer credit transactions and applicable personal property leases, the $50,000 threshold will be annually adjusted to reflect any increase in the consumer price index. As of January 1, 2012, such threshold has been adjusted to $51,800.

Whistleblower Provisions. As part of its Dodd-Frank mandate, the SEC has adopted a regulation to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws. Among other things, the rule provides that if an individual voluntarily provides original information to the SEC which relates to a possible violation of the federal securities laws and such report leads to a successful enforcement action in which the SEC or other authorities obtain monetary sanctions totaling more than $1,000,000, then the whistleblower is eligible for a monetary award. The amount of the award is in the discretion of the SEC but, if all eligibility criteria are met and a whistleblower claim is properly submitted to the SEC by the individual, the SEC will pay an award equal to at least ten percent but no more than 30 percent of the monetary sanctions that the SEC and the other authorities are able to collect. The SEC’s whistleblower rule became effective August 12, 2011.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that may have an impact on the Company and the Bank.

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

As described in more detail above, on January 9, 2009, through the CPP portion of TARP the Company sold and issued to the Treasury shares of the Company’s Series A Preferred Stock and warrants to acquire shares of the Company’s common stock.

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

The corporate governance and executive compensation standards and restrictions of the EESA and the ARRA, as supplemented by the IFR and other interpretive guidance provided by the Treasury, will apply to the Company as long as Treasury holds shares of the Company’s Series A Preferred Stock.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives only if the Company’s total consolidated assets exceed $1 billion.

In June 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

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

Restrictions on Proprietary Trading

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. This provision of the Dodd-Frank Act is commonly called the “Volcker Rule.” In October 2011, federal financial regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposed rules. The proposed rules are highly complex and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank, as the Company and the Bank do not engage in the businesses prohibited by the Volcker Rule. Until final rules are adopted, the precise financial effect of these rules on the Company and the financial industry cannot be determined.

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

FDIC Insurance, Assessments and Regulation

The FDIC insures the deposits of the Bank to the extent provided by law. Effective January 1, 2007, the FDIC revised its risk-based deposit insurance system by placing each depository institution in one of four risk categories using a two-step process, based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates varied based on each institution’s CAMELS (Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

In light of the 2007-2009 decline in the DIF reserve ratio and continuing concerns regarding the number of bank failures and the solvency of the DIF, the FDIC continued to evaluate and impose additional deposit insurance assessments. In October 2008, the FDIC established the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan was initially a five-year recapitalization plan for the DIF. The Restoration Plan was subsequently amended to extend the period of the Restoration Plan until September 30, 2020.

Throughout 2009, the FDIC amended the Restoration Plan. Under the amended Restoration Plan, the FDIC initially extended the target date from 2013 to 2016 to raise the DIF reserve ratio to 1.15%. The amended Restoration Plan was accompanied by a final rule that set assessment rates and made adjustments to recognize how the assessment system differentiates for risk. Under the final rule, beginning in April 2009 banks in Risk Category I were subject to initial base assessment rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis. Banks in Risk Categories II, III and IV were subject to initial base assessment rates of 22 cents per $100, 32 cents per $100 and 45 cents per $100, respectively, on an annual basis. These initial base assessment rates were subject to adjustments for unsecured debt, secured liabilities and brokered deposits. After such adjustments, banks in Risk Categories I, II, III and IV paid total base assessment rates in the range of 7 cents to 24 cents per $100, 17 cents to 43 cents per $100, 27 cents to 58 cents per $100 and 40 cents to 77.5 cents per $100, respectively, on an annual basis. In a December 2010 regulation, the FDIC set the DIF’s designated reserve ratio, or long-term target, at 2%.

Effective April 1, 2011, the FDIC further revised its risk-based deposit insurance system by, among other things, redefining and broadening the definition of assessment base and by establishing new initial base assessment rates and total base assessment rates. The assessment rate schedules continue to include Risk Categories I, II, III and IV but now also include a new category specific to large and highly complex institutions in which rates will be based on a scorecard approach utilizing CAMELS ratings and considering specific financial measurements. Additionally, the assessment rate schedules are forward-looking in that, although the FDIC retains authority to adjust the rate schedules up or down by no more than 2% without resorting to an additional formal rulemaking process, such rate schedules now automatically reset to apply new rates once the DIF reserve ratio for the prior assessment period is (i) equal to or greater than 1.15% but less than 2% (ii) equal to or greater than 2% but less than 2.5%, and (iii) equal or greater to 2.5%. As of April 2011, the FDIC projected that the DIF reserve ratio would not hit 1.15% until 2018. Effective April 1, 2011 Risk Categories I, II, III and IV (i) were subject to initial base assessment rates in the rage of 5 cents to 9 cents per $100, 14 cents per $100, 23 cents per $100 and 35 cents per $100, respectively, on an annual basis and (ii) paid total base assessment rates of 2.5 cents to 9 cents per $100, 9 cents to 24 cents per $100, 18 cents to 33 cents per $100, and 30 cents to 45 cents per $100 respectively, on an annual basis. For large and highly complex institutions, assessment rates were also instituted such that the initial base rate ranged from 5 cents to 35 cents per $100 and the total base rate ranged from 2.5 cents to 45 cents, respectively, on an annual basis.

In addition to revising the Restoration Plan, and in an effort to keep the DIF solvent, the FDIC has in the last few years imposed emergency special assessments and required prepayment of assessments. In May 2009, the FDIC adopted a final rule which imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The Company’s special assessment was $500 thousand, all of which was expensed in 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. On December 30, 2009, the Company prepaid $5.4 million of FDIC assessments. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

FDIC insurance expense totaled $2.7 million, $2.3 million and $1.7 million in 2011, 2010 and 2009, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for DIF ranged between a high of 1.02 basis points for the first quarter of 2011, to a low of 0.68 basis points for the fourth quarter of 2011. For the first quarter of 2012, the FICO assessment rate for the DIF is 0.66 basis points resulting in a premium of $0.0066 per $100 of DIF-eligible deposits.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in September 2010, it received a CRA performance evaluation of “satisfactory.”

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. In 2009, the FHLB imposed a temporary suspension of repurchases of excess capital, which has since been removed. At December 31, 2011, the Bank held $7.4 million of FHLB of Atlanta stock.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected of engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury Department and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

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

Fair and Accurate Credit Transactions Act of 2003

The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permanently extended the national credit reporting standards of the FCRA, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with rules and guidelines established by their federal banking regulators to help detect identity theft and to securely dispose of consumer information derived from a consumer report.

Prompt Corrective Action

The FDIA, as amended, requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Company believes that, as of December 31, 2011, its bank subsidiary, EVB, was “well capitalized” based on the aforementioned ratios.

Source of Strength Doctrine

The Dodd-Frank Act codifies and expands the existing Federal Reserve Board policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of January 2012, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the Federal Reserve Board’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At December 31, 2011, approximately 88.2% of the Company’s $734.5 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a greater deterioration in market value of collateral, or a greater decline in local employment rates or economic conditions, could adversely affect the Company’s customers ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company may have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

We have a concentration of credit exposure in acquisition and development (“ADC”) real estate loans.

At December 31, 2011, we have approximately $63.4 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 8.6% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. Although we believe our allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future.

The Company is not paying dividends on its common stock and is deferring distributions on its preferred stock, and is otherwise restricted from paying cash dividends on its common stock. The failure to resume paying dividends and distributions may adversely affect the Company and may provide board appointment rights to the holders of our preferred stock.

The Company has historically paid quarterly dividends before suspending dividend payments on its common stock in the first quarter of 2011. There is no assurance that the Company will resume paying cash common dividends. Even if the Company resumes paying common dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s preferred stock currently held by the Treasury. All dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our Board of Directors may deem relevant.

Effective February 17, 2011, the Company and Bank entered into a Written Agreement with the Reserve Bank and the Bureau. Under the terms of the Written Agreement, both the Company and the Bank have agreed, among other things, to refrain from declaring or paying dividends without prior regulatory approval.

Further, on February 15, 2012, the Company deferred its fifth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of December 31, 2011, the Company had accumulated $1.2 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) will have the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense.

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed. As a result, beginning on July 21, 2011 financial institutions may offer interest on demand deposits. The Company does not yet know what interest rates other institutions may offer. If we offer interest on demand deposit accounts to attract new customers or retain existing customers, our interest expense will increase and our net interest margin will decline, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On April 1, 2011, final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules became effective. The rules provide that a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes have not materially increased the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

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

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company’s operations rely on certain external vendors.

The Company is reliant upon certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The Company maintains a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While the Company believes these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

As a result of losses in 2009 and 2010, we may need to raise additional capital in the future if we incur additional losses or due to regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to maintain our capital ratios could be materially impaired, and we could face additional regulatory challenges.

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

We are required by U.S. generally accepted accounting principles to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2011, we had $16.0 million of goodwill related to branch acquisitions in 2003 and 2008. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other-than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $7.4 million as of December 31, 2011. The FHLB has suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. If the financial condition of FHLB deteriorates, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

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

Our common stock trading volume may not provide adequate liquidity for investors.

Although shares of the Company’s common stock are listed on the NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of many other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the daily average trading volume of the Company’s common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of the Company’s common stock.

Our common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, losses in its value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report, and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where we opened a 15,632 square foot corporate headquarters and operations center in July 2003. In December 2011, we closed our Glenns office while in December 2010 we consolidated our Aylett office into our Central Garage office. At the end of 2011, the Company owned twenty-three full service branch buildings including the land on which eighteen of those buildings are located and two remote drive-in facilities. The Company currently has long-term leases for five of its branches and one for a former branch. Five of the leases are for the branch buildings and one lease is for the land on which the Company owned branch is located. All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $413 thousand as of December 31, 2011. The counties of Northumberland and Middlesex are each the home to three of our branches. The counties of Essex and Gloucester are home to two branch offices. In addition, Essex County houses the Company’s corporate/operations center. Hanover County houses four branch offices and the Bank’s loan administration center while Caroline, Henrico, King William County, Lancaster, New Kent, Southampton, Surry, Sussex Counties and Colonial Heights each have one full service branch office. Southampton County and Sussex County also each have a stand-alone drive-in/automated teller machine location.

On February 26, 2009, we utilized a Section 1031 “like kind” exchange transaction to transfer the 5.5 acre parcel of unimproved land purchased in 2008 on Walnut Grove Road in Hanover County for a 5.5 acre parcel of unimproved land in the Bell Creek business park in anticipation of future growth needs. On September 15, 2009, we purchased an additional 2 acres of land adjacent to the Bell Creek property. In November 2009, we purchased 3 business condo units (2,400 square feet per unit) at Atlee Commons in Hanover County. In June 2010, we purchased 4 more business condo units with the same specifications at the same Hanover County location. All of these properties were purchased in anticipation of future space needs and to lower or eliminate current rental costs. In early 2011, land was purchased in Colonial Heights with the intent to build and relocate our existing rented branch to this owned property during the fourth quarter of 2012. No new branches were built or purchased in 2010 or 2011.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of the Company, their ages as of December 31, 2011, their current titles and positions held during the last five years:

Joe A. Shearin, 55, joined the Company in 2001 as the President and Chief Executive Officer of Southside Bank. Mr. Shearin served in that capacity until 2006 when he became President and Chief Executive Officer of the Bank. Mr. Shearin became the President and Chief Executive Officer of the Company in 2002.

Joseph H. James, Jr., 56, joined the Company in 2000 as Vice President and Operations Officer. From April 2002 to November 2002, Mr. James served as Vice President and Chief Operations Officer. From November 2002 through April 2006, Mr. James served as Senior Vice President and Chief Operations Officer. From April 2006 to January 2009, Mr. James served as an Executive Vice President of the Bank and the Chief Operations Officer of the Company. In January 2009, Mr. James became our Senior Executive Vice President and Chief Operating Officer.

J. Adam Sothen, 35, joined the Company in June 2010 as Vice President and Corporate Controller of the Bank. In September 2011, Mr. Sothen was appointed as the Company’s Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer. Mr. Sothen continues to serve as the Corporate Controller. Prior to joining the Company, from October 2004 to June 2010, Mr. Sothen served as Vice President and Controller for Bank of the Commonwealth in Norfolk, Virginia.

James S. Thomas, 57, joined the Company in 2003 as Senior Vice President and Retail Banking Manager of Southside Bank. In 2005, he became Executive Vice President and Chief Operating Officer of Southside Bank. In April 2006, Mr. Thomas became Executive Vice President of Retail Banking for the Bank. In June 2007, Mr. Thomas was promoted to Executive Vice President and Chief Credit Officer of the Bank.

Douglas R. Taylor, 55, joined the Company in April 2010 as Executive Vice President and Chief Risk Officer. From December 2004 until joining the Company, Mr. Taylor served as Director of Risk Management for First Market Bank. From October 2001 until December 2004, Mr. Taylor served as Chief Administrative Officer of Citizens Bank and Trust.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “EVBS.” As of March 26, 2012, there were approximately 2,609 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $3.62. Set forth below is the high and low sales prices as reported by the NASDAQ Stock Market, along with the dividends that were paid quarterly in 2011 and 2010.

	2011			2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$5.40	$3.40	$—	$8.19	$7.00	$0.05
Second	3.75	3.07	—	8.09	6.34	0.05
Third	3.68	1.50	—	6.87	2.94	0.01
Fourth	2.68	1.76	—	4.47	3.36	0.01

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2011, in stock price appreciation and dividends for the Company’s common stock, the NASDAQ Composite and the SNL $1 billion—$5 billion Bank Index. Returns assume an initial investment of $100 at the market close on December 31, 2006 and reinvestment of dividends. Values as of each year end of the $100 initial investment are shown in the table and graph below.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Eastern Virginia Bankshares, Inc.	100.00	77.46	42.02	35.02	19.24	10.10
NASDAQ Composite	100.00	109.81	65.29	93.95	109.84	107.86
SNL Bank $1B-$5B Bank Index	100.00	72.84	60.42	43.31	49.09	44.77

Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRIP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRIP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder.

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

Purchases of Equity Securities by the Issuer

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2011, 2010 and 2009, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, there were certain limitations on the Company’s ability to purchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Series A Preferred Stock. Prior to January 9, 2012, the Company generally could not purchase any of its common stock without the consent of the Treasury.

In connection with the Company entering into a Written Agreement with the Reserve Board and the Bureau, as previously described, the Company is subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

		Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Statement Data:
Interest and dividend income	$49,538	$53,510	$56,727	$59,386	$58,201
Interest expense	14,651	17,722	24,050	26,809	24,962

Net interest income	34,887	35,788	32,677	32,577	33,239
Provision for loan losses	8,800	28,930	4,200	4,025	1,238

Net interest income after provision for loan losses	26,087	6,858	28,477	28,552	32,001
Noninterest income (loss)	9,518	10,942	(12,846)	3,199	6,110
Noninterest expense	34,039	35,521	30,291	28,174	25,874

Income (loss) before income taxes	1,566	(17,721)	(14,660)	3,577	12,237
Income tax expense (benefit)	(211)	(6,962)	(5,856)	506	3,483

Net income (loss)	1,777	(10,759)	(8,804)	3,071	8,754
Effective dividend on preferred stock	1,496	1,492	1,459	—	—

Net income (loss) available to common shareholders	$281	$(12,251)	$(10,263)	$3,071	$8,754

Per Share Data:
Diluted income (loss) per common share	$0.05	$(2.05)	$(1.73)	$0.52	$1.45
Dividends per share, common	—	0.12	0.31	0.64	0.64
Book value per common share	11.83	11.28	13.67	13.23	15.30

Balance Sheet Data:
Assets	$1,063,034	$1,119,330	$1,126,283	$1,051,363	$926,711
Loans, net of unearned income	734,530	774,774	853,063	819,266	708,817
Securities	246,582	256,464	178,383	161,879	160,865
Deposits	829,951	868,146	856,640	817,489	675,957
Total capital	95,123	91,418	105,198	78,029	90,769
Shareholders' equity	71,123	67,418	81,198	78,029	90,769
Average shares outstanding—basic	6,008	5,978	5,920	5,889	6,035
Average shares outstanding—diluted	6,008	5,978	5,920	5,890	6,040

Performance Ratios:
Return on average assets	0.03%	-1.11%	-0.93%	0.31%	0.99%
Return on average common equity	0.40%	-15.36%	-12.32%	3.55%	9.75%
Dividend payout ratio	n/a	n/a	n/a	123.02%	44.19%
Efficiency ratio (1)	76.63%	79.89%	76.84%	70.15%	64.75%
Average equity to average assets	8.79%	9.40%	9.23%	8.69%	10.14%
Asset Quality Ratios:
Allowance for loan losses to period end loans	3.28%	3.26%	1.42%	1.29%	1.11%
Allowance for loan losses to nonaccrual loans	79.56%	97.80%	62.91%	77.66%	544.47%
Nonperforming assets to period end loans and other real estate owned	5.09%	5.00%	3.10%	2.04%	0.40%
Net charge-offs to average loans	1.32%	1.89%	0.31%	0.24%	0.06%

Capital Ratios:
Leverage capital ratio	7.67%	7.38%	9.08%	8.62%	10.80%
Tier 1 risk-based capital	11.23%	10.51%	11.60%	10.51%	13.82%
Total risk-based capital	12.47%	11.70%	12.29%	11.56%	14.75%

Note:	(1) Efficiency ratio is computed by dividing noninterest expense by the sum of net interestincome on a tax equivalent basis and
noninterest	income, net of gains or losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2011and 2010, and changes in financial condition and results of operations for the years 2009 through 2011. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

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

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (“TDRs”) are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals and, in some cases, forgiveness of principal and interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within Item 7.

Impairment of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings.

Goodwill

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, we must make assumptions in order to determine the fair value of the respective assets. The Company completed the annual goodwill impairment test during the fourth quarter of 2011 and determined there was no impairment to be recognized in 2011. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

Retirement Plan

The Company has a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. Effective February 28, 2011, the Company took action to again freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. The interest credit for the 2012 plan year will be approximately 0.76%. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

Executive Overview

Eastern Virginia Bankshares, Inc., is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. Over the past few years, our Company has struggled with the challenging economic environment and has focused on credit quality initiatives to position our Company for growth once the economic climate improves. Although constrained by a weak economy, the Company was able to achieve some positive accomplishments during 2011, including four straight quarters of operating profitability and a year over year reduction in our nonperforming assets. Much of the Company’s improvement in operating profitability for 2011 was due to the significant decrease in the level of our provisions for loan losses to fund losses in the loan portfolio. While the Company did experience an increase in the level of nonperforming loans due to a few large credits, our loans past due 30-89 days as a percentage of net loans outstanding declined from 2.24% to 1.28% year over year. The Company is encouraged that this positive trend is reflective of an economic stabilization in the local markets we serve. While the improvements seen in some of the Company’s credit metrics, and other factors, are reflective of slowly improving economic conditions we remain cautiously optimistic as the current economic outlook projects a slow and gradual recovery due to a weak housing market and sluggish employment growth. General credit quality is not expected to show broad based improvement until the economy shows more robust growth, improved consumer confidence and stabilized real estate prices. In the near term, the Company anticipates a continuation of prolonged economic weakness, both locally and nationally, and continued credit issues in the loan portfolio.

In spite of the operating profit reported for 2011, earnings remained constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate, the high level of unemployment and depressed real estate markets. While the Company experienced some improvement in the number of loans that were negatively impacted by the continued weak economic conditions within our markets, the Company continues to see declining real estate values in its markets and increased stress on its customers’ ability to pay their loans as agreed. Although the size of the provision declined substantially from 2010 to 2011, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs. While the elevated level of provision for loan losses expense recorded during 2011 negatively impacts our operating results, the Company believes these loan loss provisions are necessary as the economic growth seen in some markets has not been realized in the local markets the Company serves.

The Company continues to proactively manage its problem assets and is appropriately charging-off loans and increasing its allowance for potential loan losses as necessary. The Bank continues to improve its handling of nonperforming assets and during the second quarter of 2011 established a Special Assets Division that reports directly to the Chief Risk Officer. The Special Assets Division is specifically tasked with formulating workout strategies and conducting asset dispositions to minimize future losses. The establishment of the Special Assets Division will also allow the Bank’s loan officers to focus on expanding its lending activities when loan demand and economic conditions improve. The Company continues to make progress on this key function and was successful in recruiting a seasoned special assets manager during the second quarter of 2011 to further this initiative. The Company is diligently managing through these challenging times and remains focused on profitable balance sheet growth, timely resolution of its nonperforming assets and other financial strategies the Company believes will return it to the level of profitability to which its shareholders are accustomed.

The primary drivers for the Company’s results for 2011 continue to be the overall compression of its margins, the elevated levels of the provision for loan losses, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. The provision for loan losses for 2011 dropped sharply from 2010 levels primarily due to lower net charge-offs and a continued decrease in the level of past due loans and nonperforming assets. The Company believes the investments it has made during 2010 and 2011 to reduce nonperforming assets and enhance its internal monitoring systems will significantly enhance the long-term credit quality of its loan portfolio and properly position it to deliver stronger earnings as the Company moves forward once the economic climate improves.

During 2011, the Company took actions to preserve capital, including the suspension of its quarterly common stock dividend and the deferral of its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009.

During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company. In addition, during the second quarter of 2011, the Company took action to improve two key regulatory ratios of the Bank. This was accomplished by the Bank repaying an $11.0 million subordinated debt due to the Parent. In conjunction with this repayment, the Parent used the proceeds to reinvest $11.0 million of Tier 1 qualifying capital into the Bank. The net result of this transaction was to reclassify $11.0 million of the Bank’s Tier 2 qualifying regulatory capital as Tier 1 qualifying regulatory capital, which in turn improved the Bank’s Leverage Ratio and Tier 1 Risk-Based Capital Ratio by approximately 100 basis points and 150 basis points, respectively, and more closely aligned these regulatory ratios between the Company and the Bank.

The actions to suspend and defer dividend and interest payments to preserve capital, while difficult, are necessary to ensure the financial strength of the Company. Despite the Company’s significant challenges over the last several years, the Company has maintained its regulatory well capitalized status and it believes that maintaining this status is critically important for the long-term value of the Company. As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore its common and Preferred Stock dividends, as well as interest payments on its Junior Subordinated Debentures.

On February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The purpose of this agreement is to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 to address its deteriorating asset quality and associated challenges brought on during the economic recession. Among other things, the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. To date, the Company and the Bank have met all of the deadlines for taking actions required by the Reserve Bank and the Bureau under the terms of the Written Agreement. The Company has established the RCOC to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a month as the remediation process progresses. Management believes, as of December 31, 2011, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement. For further information concerning the Written Agreement, refer to Item 1. “Business,” under the heading “Regulation and Supervision.”

For the year ended December 31, 2011, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $8.8 million compared to $28.9 million for the same period in 2010.

•	Gain on the sale of our former Aylett branch office of $256 thousand.

•	Net charge-offs of $10.0 million to write off uncollectible balances on nonperforming assets.

•	Gain on the sale of available for sale securities of $3.2 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $901 thousand from the same period in 2010.

•	Impairment losses of $1.4 million related to valuation adjustments on other real estate owned.

•	Losses of $787 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $2.7 million, compared to $2.3 million for the same period in 2010.

•	Expenses related to collection, repossession and other real estate owned of $1.7 million, compared to $2.1 million for the same period in 2010.

For the years ended December 31, 2011, 2010 and 2009, the reported net income (loss) of $1.8 million, ($10.8) million and ($8.8) million, respectively equate to the following performance metrics:

•

On net income (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of 0.03% for the year ended December 31, 2011 which compares to ROA of (1.11%) for the year ended December 31, 2010 and ROA of (0.93%) for the year ended December 31, 2009.

•

On net income (loss) available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 0.40% for the year ended December 31, 2011 which compares to ROE of (15.36%) for the year ended December 31, 2010 and ROE of (12.32%) for the year ended December 31, 2009.

•

On a per share basis, the diluted and basic income (loss) per common share (EPS) is $0.05 for the year ended December 31, 2011 which compares to an EPS of ($2.05) for the year ended December 31, 2010 and an EPS of ($1.73) for the year ended December 31, 2009.

Although the Company’s operating results improved for the year ended December 31, 2011 as compared to the same periods of 2010 and 2009, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives will ultimately result in an improvement in its asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Item 7 under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during 2011 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2011 and 2010.

TABLE 1: SUMMARY OF FINANCIAL RESULTS BY QUARTER

(dollars in thousands)

	Three Months Ended				Three Months Ended
	2011				2010
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest and dividend income	$11,783	$12,197	$12,860	$12,698	$12,888	$13,568	$13,394	$13,660
Interest expense	3,362	3,596	3,803	3,890	4,197	4,428	4,447	4,650

Net interest income	8,421	8,601	9,057	8,808	8,691	9,140	8,947	9,010
Provision for loan losses	3,650	1,650	1,500	2,000	12,905	1,550	12,625	1,850

Net interest income (loss) after provision for loan losses	4,771	6,951	7,557	6,808	(4,214)	7,590	(3,678)	7,160
Noninterest income	2,828	2,938	1,661	2,091	1,778	4,004	3,067	2,093
Noninterest expenses	7,045	9,385	9,109	8,500	9,469	9,476	8,722	7,854

Income (loss) before income taxes	554	504	109	399	(11,905)	2,118	(9,333)	1,399
Income tax expense (benefit)	(37)	15	(114)	(75)	(4,193)	532	(3,366)	65

Net income (loss)	$591	$489	$223	$474	$(7,712)	$1,586	$(5,967)	$1,334
Less: Effective dividend on preferred stock	374	374	374	374	373	373	373	373

Net income (loss) available to common shareholders	$217	$115	$(151)	$100	$(8,085)	$1,213	$(6,340)	$961

Income (loss) per common share, basic and diluted	$0.04	$0.02	$(0.03)	$0.02	$(1.35)	$0.20	$(1.06)	$0.16

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

2011 compared with 2010

Net interest income, on a fully tax equivalent basis, decreased $1.1 million or 3.1% to $35.4 million for the year ended December 31, 2011, down from $36.5 million for the year ended December 31, 2010. Total average earning assets decreased $22.2 million or 2.2% from $1.03 billion for the year ended December 31, 2010 to $1.01 billion for the same period in 2011. Total average interest-bearing liabilities decreased $18.8 million or 2.1% from $893.1 million for the year ended December 31, 2010 to $874.3 million for the same period of 2011. The decrease in net interest income was driven by the impact of declining loan balances, the sale of 1-4 residential mortgage loans late in the third quarter of 2010 and the Company’s desire to increase liquidity through the expansion of its investment portfolio. These shifts resulted in a decrease of 3 basis points in our net interest margin from 3.55% for the year ended December 31, 2010 to 3.52% for the same period of 2011. The percentage of average earning assets to total average assets increased slightly to 93.3% for the year ended December 30, 2011, as compared to 93.1% for the same period in 2010.

Total interest income, on a fully tax equivalent basis, decreased $4.2 million from $54.2 million for the year ended December 31, 2010 to $50.0 million for the same period of 2011. This was driven by a decline in the yield on interest earning assets from 5.28% for the year ended December 31, 2010 to 4.98% for the same period of 2011, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $78.4 million from $835.5 million for the year ended December 31, 2010 to $757.1 million for the same period of 2011. The yield on loans decreased to 5.68% for the year ended December 31, 2011 compared to 5.71% for the same period of 2010. This resulted in a $4.7 million, or 3 basis point, drop in interest income generated by the Company’s largest earning asset category from the prior year’s income level to $43.0 million for the year ended December 31, 2011 compared to $47.7 million for the same period in 2010. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs, payment curtailments on outstanding loans, an increase in nonperforming loans and the sale of 1-4 residential mortgage loan during the third quarter of 2010.

Average investment security balances increased $60.0 million from $165.2 million for the year ended December 31, 2010 to $225.2 million for the same period in 2011. While the average investment securities balance increased, the yield on securities declined 78 basis points from 3.89% for the year ended December 31, 2010 to 3.11% for the year ended December 31, 2011. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the year ended December 31, 2011. Average taxable investment securities increased $69.8 million from the year ended December 31, 2010 to the year ended December 31, 2011, but the yield declined from 3.42% for the year ended December 31, 2010 to 2.77% for the same period in 2011, a drop of 65 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks decreased $3.3 million from $25.8 million for the year ended December 31, 2010 to $22.4 million for the same period in 2011, while federal funds sold decreased $546 thousand to $292 thousand for the year ended December 31, 2011 compared to $838 thousand for the same period in 2010. This reflected a change in our overall investment strategy as we began to strategically deploy excess liquidity in short duration, lower risk securities as investment opportunities became available. In total, our excess funds decreased $3.9 million from the year ended December 31, 2010 to the year ended December 31, 2011.

Average interest bearing deposits decreased $15.8 million from $757.3 million for the year ended December 31, 2010 to $741.5 million for the year ended December 31, 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the impact of the corresponding decrease in our interest income. Our overall cost of funds decreased $3.1 million, as the total rate for average interest-bearing deposits fell from 1.63% for the year ended December 31, 2010 to 1.28% for the same period in 2011, a drop of 35 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the year ended December 31, 2010 to the same period in 2011 was in the money market deposits with an increase of $24.4 million in average balance and a corresponding rate decrease of 27 basis points from 1.28% to 1.01% from the year ended December 31, 2010 to the year ended December 31, 2011. The aggressively priced checking accounts (or “NOW accounts”) had a decrease of $7.5 million in average balance and a corresponding rate decrease of 40 basis points from 1.26% to 0.86% for the same periods. Average large dollar certificates decreased $14.5 million from $162.2 million during the year ended December 31, 2010 to $147.6 million during the year ended December 31, 2011 and the rate dropped 30 basis points from 2.20% for the year ended December 31, 2010 to 1.90% for the same period in 2011. Other certificates average balance declined $21.0 million from $188.4 million during the year ended December 31, 2010 to $167.4 million for the same period in 2011, with a simultaneous 32 basis point drop in rate from 2.18% for the year ended December 31, 2010 to 1.86% for the same period in 2011. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $249 thousand from $5.0 million for the year ended December 31, 2010 to $4.8 million for the same period in 2011.

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

Table 2: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Year Ended December 31,
	2011			2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable, available for sale	$184,597	$5,107	2.77%	$114,845	$3,928	3.42%	$103,684	$4,879	4.71%
Restricted securities	10,145	246	2.42%	9,496	138	1.45%	8,922	103	1.15%
Tax exempt, available for sale (2)	30,433	1,652	5.43%	40,826	2,365	5.79%	46,974	2,737	5.83%

Total securities	225,175	7,005	3.11%	165,167	6,431	3.89%	159,580	7,719	4.84%
Interest bearing deposits in other banks	22,438	54	0.24%	25,769	113	0.44%	12,094	99	0.82%
Federal funds sold	292	—	0.00%	838	1	0.12%	20,130	43	0.21%
Loans, net of unearned income (3)	757,123	42,984	5.68%	835,502	47,687	5.71%	835,076	49,702	5.95%

Total earning assets	1,005,028	50,043	4.98%	1,027,276	54,232	5.28%	1,026,880	57,563	5.61%
Less allowance for loan losses	(26,479)			(16,324)			(11,247)
Total non-earning assets	98,811			92,987			84,783

Total assets	$1,077,360			$1,103,939			$1,100,416

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$222,149	$1,908	0.86%	$229,637	$2,885	1.26%	$185,436	$2,815	1.52%
Savings	79,918	441	0.55%	77,122	472	0.61%	74,081	540	0.73%
Money market savings	124,343	1,254	1.01%	99,924	1,276	1.28%	84,192	1,367	1.62%
Large dollar certificates of deposit (4)	147,647	2,805	1.90%	162,176	3,565	2.20%	177,650	5,935	3.34%
Other certificates of deposit	167,433	3,107	1.86%	188,436	4,114	2.18%	235,097	7,584	3.23%

Total interest-bearing deposits	741,490	9,515	1.28%	757,295	12,312	1.63%	756,456	18,241	2.41%
Federal funds purchased and repurchase agreements	3,129	35	1.12%	4,960	57	1.15%	1,725	18	1.04%
Short-term borrowings	1,878	8	0.43%	1,767	9	0.51%	—	—	0.00%
Long-term borrowings	117,500	4,761	4.05%	118,763	5,010	4.22%	124,645	5,396	4.33%
Trust preferred debt	10,310	332	3.22%	10,310	334	3.24%	10,310	395	3.83%

Total interest-bearing liabilities	874,307	14,651	1.68%	893,095	17,722	1.98%	893,136	24,050	2.69%
Noninterest-bearing liabilities
Demand deposits	104,177			100,970			96,220
Other liabilities	4,220			6,098			9,622

Total liabilities	982,704			1,000,163			998,978

Shareholders’ equity	94,656			103,776			101,438

Total liabilities and shareholders’ equity	$1,077,360			$1,103,939			$1,100,416

Net interest income (2)		$35,392			$36,510			$33,513

Interest rate spread (2)(5)			3.30%			3.30%			2.92%
Interest expense as a percent of average earning assets			1.46%			1.73%			2.34%
Net interest margin (2)(6)			3.52%			3.55%			3.26%

Notes:
(1)	Yields are based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with an
adjustment	of $505, $722 and $836 in 2011, 2010 and 2009, respectively.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
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

Table 3: Volume and Rate Analysis (1)

	2011 from 2010			2010 from 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities:
Taxable securities	$1,719	$(540)	$1,179	$624	$(1,575)	$(951)
Restricted securities	10	98	108	7	28	35
Tax exempt securities (2)	(573)	(140)	(713)	(353)	(19)	(372)

Total securities	1,156	(582)	574	278	(1,566)	(1,288)
Interest bearing deposits in other banks	(13)	(46)	(59)	24	(10)	14
Federal funds sold	—	(1)	(1)	(29)	(13)	(42)
Loans, net of unearned income	(4,454)	(249)	(4,703)	(10)	(2,005)	(2,015)

Total interest income	(3,311)	(878)	(4,189)	263	(3,594)	(3,331)

Interest expense:
Interest-bearing deposits:
Checking	(86)	(891)	(977)	260	(190)	70
Savings	18	(49)	(31)	26	(94)	(68)
Money market savings	(168)	146	(22)	683	(774)	(91)
Large dollar certificates of deposit (3)	(300)	(460)	(760)	(485)	(1,885)	(2,370)
Other certificates of deposit	(442)	(565)	(1,007)	(1,306)	(2,164)	(3,470)

Total interest-bearing deposits	(978)	(1,819)	(2,797)	(822)	(5,107)	(5,929)
Federal funds purchased and repurchase agreements	(21)	(1)	(22)	37	2	39
Short-term borrowings	—	(1)	(1)	9	—	9
Long-term borrowings	(49)	(200)	(249)	(251)	(135)	(386)
Trust preferred debt	—	(2)	(2)	—	(61)	(61)

Total interest expense	(1,048)	(2,023)	(3,071)	(1,027)	(5,301)	(6,328)

Change in net interest income	$(2,263)	$1,145	$(1,118)	$1,290	$1,707	$2,997

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.

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

The Company strives to maintain a position flexible enough to move to a balanced position between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing strategies. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter-term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter-term investments can be made.

The Company believes that it will be a challenge for the Company to maintain its net interest margin at its current level if funds obtained from loan and investment security repayments, as well as any deposit growth, cannot be fully used to originate new loans and are instead reinvested in lower-yield earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. As the economy remains on a slow paced recovery and with continued lack of quality loan demand in our markets, the Company has focused on restructuring the investment portfolio and recognized some gains on the disposition of securities held due to an increase in prices as rates have continued to fall. With the expectation that interest rates will not change significantly during 2012 and that they will remain low for an extended period of time, the Company continues to redeploy its excess funds in the investment portfolio with a focus on securities that provide steady cash flow at a low risk weighting to maximize earnings until loan demand returns. Given this limited earnings environment and the low yields on investment securities, the Company has continued to lower its deposit cost to offset the overall compression of our margins.

Noninterest Income (Loss)

Noninterest income (loss) is comprised of all sources of income (loss) other than interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, other general services, earnings from other investments we own in part or in full, gains or losses from investments, and gains or losses on sales of investments, loans, and fixed assets.

The following table depicts noninterest income (loss) for the years ended December 31, 2011, 2010 and 2009:

Table 4: Noninterest Income (Loss)

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Service charges and fees on deposit accounts	$3,443	$3,873	$3,841
Debit/credit card fees	1,452	1,340	1,189
Gain on sale of available for sale securities, net	3,186	2,455	66
Other-than-temporary impairment losses on securities	—	(77)	(18,919)
Gain on sale of bank premises and equipment	258	26	—
Gain on sale of loans	—	1,326	—
Gain on bank owned life insurance	—	604	—
Other operating income	1,179	1,395	977

Total noninterest income (loss)	$9,518	$10,942	$(12,846)

2011 Compared to 2010

Noninterest income for 2011 was $9.5 million, a decrease of $1.4 million or 13.0% over the noninterest income of $10.9 million for 2010. The decrease in this component was caused by the following events:

•

Service charges and fees on deposit accounts were $3.4 million in 2011, a decrease of $430 thousand or 11.1% over the $3.9 million in 2010 and were driven by a 13.0% decrease in non-sufficient funds (or “NSF”) fees;

•	Sales of available for sale securities generated gains of $3.2 million in 2011, an increase of $731 thousand or 29.8% over gains of $2.5 million in 2010;

•	Other-than-temporary impairment losses on trust preferred securities were $77 thousand in 2010, while no such impairment losses were recognized in 2011;

•

Gains on the sale of bank premises and equipment increased $232 thousand in 2011 due to the sale of our former Aylett branch office during the first quarter of 2011, which generated a gain of $256 thousand;

•	Gain on the sale of loans was $1.3 million in 2010, generated by the sale of one-to-four family residential mortgage loans, while no such sales occurred during 2011;

•	Bank owned life insurance proceeds resulting from the death of a former officer generated a gain of $604 thousand in 2010, while no such gains were generated during 2011; and

•

Other operating income was $1.2 million in 2011, a decrease of $216 thousand or 15.5% over the $1.4 million in 2010 and was driven by a 60.2% decrease in title services income, a 26.4% decrease in investment services income, a 82.7% decrease in mortgage services income, a 144.9% increase in OREO rental income, a 190.3% increase in loan servicing fees and a 21.9% decrease in write downs of our investments in community and housing development funds.

2010 Compared to 2009

Noninterest income for 2010 was $10.9 million, an increase of $23.8 million or 185.2% over the noninterest (loss) of $12.8 million for 2009. The significant improvement in this component was caused by the following events:

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

The following table depicts noninterest expense for the years ended December 31, 2011, 2010 and 2009:

Table 5: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Salaries and employee benefits	$14,978	$16,362	$15,254
Occupancy and equipment expenses	5,209	5,183	5,144
Telephone	1,173	1,149	1,070
FDIC expense	2,696	2,325	1,705
Consultant fees	954	905	751
Collection, repossession and other real estate owned	1,697	2,134	569
Marketing and advertising	726	1,325	737
Loss (gain) on sale of other real estate owned	787	22	(357)
Impairment losses on other real estate owned	1,386	928	—
Other operating expenses	4,433	5,188	5,418

Total noninterest expenses	$34,039	$35,521	$30,291

2011 Compared to 2010

Noninterest expense for 2011 was $34.0 million, a decrease of $1.5 million or 4.2% over the noninterest expense of $35.5 million for 2010. Significant contributors to the decrease in these expenses are as follows:

•

Salaries and employee benefits were $15.0 million for 2011, a decrease of $1.4 million or 8.5% over the $16.4 million for 2010. The year over year decrease in salaries and employee benefits was due to a decrease in employee-related benefits expense which was primarily the result of the Company taking action during 2011 to freeze the pension plan with no additional contributions for grandfathered participants;

•

FDIC expense, the Company’s cost for deposit insurance, was $2.7 million for 2011, an increase of $371 thousand or 16.0% over the $2.3 million for 2010. This increase was due to our lower regulatory rating which triggered higher insurance assessment rates;

•

Collection, repossession and other real estate owned expenses were $1.7 million for 2011, a decrease of $437 thousand or 20.5% over the $2.1 million for 2010. The reduction in these expenses was the result of the Company’s efforts to focus resources internally to more efficiently manage collection and repossession activity and was offset by an increase in OREO related expenses as a result of higher average carrying balances;

•

Marketing and advertising expenses were $726 thousand for 2011, a decrease of $599 thousand or 45.2% over the $1.3 million for 2010. This decrease was primarily due to the Company engaging in increased media ads and other programs during 2010 to celebrate our 100th anniversary;

•	Losses on the sale of other real estate owned were $787 thousand for 2011, an increase of $765 thousand over the losses of $22 thousand for 2010;

•

Impairment losses related to valuation adjustments on other real estate owned were $1.4 million for 2011, an increase of $458 thousand over the losses of $928 thousand for 2010, as real estate values in the Company’s markets continue to decline in the challenging economic environment; and

•

Other operating expenses were $4.4 million for 2011, a decrease of $755 thousand or 14.6% over the $5.2 million for 2010 and were driven by a 44.5% decrease in security expense, a 35.4% decrease in bank franchise tax, a 29.4% decrease in accounting and audit fees and a 100.0% decrease in amortization expense related to core deposit intangible assets.

2010 Compared to 2009

Noninterest expense for 2010 was $35.5 million, an increase of $5.2 million or 17.3% over the noninterest expense of $30.3 million for 2009. Significant contributors to the increase in these expenses are as follows:

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

•	Losses on the sale of other real estate owned were $22 thousand for 2010, a decrease of $379 thousand or 106.2% over the gains of $357 thousand for 2009;

•	Impairment losses related to valuation adjustments on other real estate owned were $928 thousand for 2010, while no such impairment losses were recognized in 2009; and

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

Income Taxes

The Company recorded an income tax benefit of $211 thousand, $7.0 million and $5.9 million in 2011, 2010 and 2009, respectively. The Company’s effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 82.8%, 34.6% and 35.3%, respectively. The effective tax rate differs from the statutory income tax rate of 34% due to the Company’s investment in tax-exempt loans and securities, income from bank owned life insurance, and community/housing development tax credits. For further information concerning Income Taxes, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 10. Income Taxes.”

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

The following table presents the Company’s loan loss experience for the past five years:

Table 6: Allowance for Loan Losses

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Average loans outstanding*	$757,123	$835,502	$835,076	$773,838	$681,456

Allowance for loan losses, January 1	$25,288	$12,155	$10,542	$7,888	$7,051
Charge-offs:
Commercial, industrial and agricultural	1,257	5,608	561	606	177
Real estate—one to four family residential:
Closed end first and seconds	1,868	2,643	566	292	61
Home equity lines	348	458	40	69	33
Real estate—construction (1):
One to four family residential	309	162	451	605	4
Other construction, land development and other land	2,987	3,491	163	126	—
Real estate—non-farm, non-residential (2):
Owner occupied	2,107	2,178	278	—	—
Non-owner occupied	1,119	580	—	—	—
Consumer	683	990	935	715	586
Other	113	—	—	—	—

Total loans charged-off	10,791	16,110	2,994	2,413	861
Recoveries:
Commercial, industrial and agricultural	303	94	114	240	126
Real estate—one to four family residential:
Closed end first and seconds	162	19	53	30	14
Home equity lines	—	—	—	—	13
Real estate—construction (1):
One to four family residential	6	13	1	—	—
Other construction, land development and other land	1	2	—	—	—
Real estate—non-farm, non-residential (2):
Owner occupied	45	8	—	—	—
Consumer	238	177	239	284	307
Other	50	—	—	—	—

Total recoveries	805	313	407	554	460

Net charge-offs	9,986	15,797	2,587	1,859	401
Adjustment from branch purchase	—	—	—	488	—
Provision for loan losses	8,800	28,930	4,200	4,025	1,238

Allowance for loan losses, December 31	$24,102	$25,288	$12,155	$10,542	$7,888

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	3.28%	3.26%	1.42%	1.29%	1.11%
Ratio of net charge-offs to average loans outstanding during the year	1.32%	1.89%	0.31%	0.24%	0.06%

*Net	of unearned income and includes nonaccrual loans.
(1)	A break down between 1-4 family residential and all other real estate construction loans is not available for 2007.
(2)	A break down between owner occupied and non-owner occupied non-farm, non-residential loans is not available for 2007.

As a result of the historical challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $8.8 million in 2011 compared to $28.9 million in 2010, $4.2 million in 2009, $4.0 million in 2008 and $1.2 million in 2007. Net charge-offs in 2011 were $10.0 million compared to $15.8 million in 2010, $2.6 million in 2009, $1.9 million in 2008 and $401 thousand in 2007. This represents 1.32% of average loans outstanding in 2011, 1.89% in 2010, 0.31% in 2009, 0.24% in 2008 and 0.06% in 2007. The contribution to the provision in 2011 and 2010 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. The contribution to the provision and the related increase in the allowance for 2009 and 2008 was also due to the current market conditions and the overall growth in total loans. The contribution to the provision and the related increase in the allowance for 2007 was due to the overall growth in total loans.

The allowance for loan losses at December 31, 2011 was $24.1 million, compared with $25.3 million at December 31, 2010, $12.2 million at December 31, 2009, $10.5 million at December 31, 2008 and $7.9 million at December 31, 2007. This represented 3.28% of year end loans at December 31, 2011 compared with 3.26% of year end loans at December 31, 2010, 1.42% of year end loans at December 31, 2009, 1.29% of year end loans at December 31, 2008 and 1.11% of year end loans at December 31, 2007.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 7: Allocation of Allowance for Loan Losses

	At December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$4,389	7.76%	$5,981	9.39%	$2,683	9.68%	$1,454	8.42%	$1,235	8.57%
Real estate—one to four family residential:
Closed end first and seconds	2,856	34.51%	3,340	33.62%	2,533	34.89%	1,695	35.15%	1,109	38.17%
Home equity lines	278	13.93%	587	12.05%	556	10.09%	487	8.14%	—	4.84%
Real estate—multifamily residential	29	1.77%	23	1.51%	15	0.95%	56	0.94%	—	0.50%
Real estate—construction (1):
One to four family residential	382	2.89%	344	3.29%	616	4.33%	1,256	5.97%	1,606	13.95%
Other construction, land development and other land	6,861	5.75%	7,837	6.56%	3,476	5.96%	1,368	6.58%	—	0.00%
Real estate—farmland	15	0.80%	17	1.07%	27	1.06%	71	1.19%	36	1.32%
Real estate—non-farm, non-residential (2):
Owner occupied	4,831	18.42%	2,546	17.32%	985	17.60%	2,003	17.45%	2,569	25.11%
Non-owner occupied	3,172	10.11%	3,072	10.12%	568	9.91%	1,018	9.62%	—	0.00%
Consumer	776	3.86%	905	4.65%	481	4.97%	969	5.76%	981	7.36%
Other loans and overdrafts	513	0.20%	280	0.42%	215	0.56%	84	0.78%	55	0.18%

Total allowance for balance sheet loans	24,102	100.00%	24,932	100.00%	12,155	100.00%	10,461	100.00%	7,591	100.00%
Unallocated	—		356		—		81		297

Total allowance for loan losses	$24,102		$25,288		$12,155		$10,542		$7,888

(Percent is portfolio loans in category divided by total loans)

(1)	A break down between 1-4 family residential and all other real estate construction loans is not available for 2007.
(2)	A break down between owner occupied and non-owner occupied non-farm, non-residential loans is not available for 2007.

The following table presents commercial loans by credit quality indicator at December 31, 2011:

Table 8: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate—multifamily residential	12,742	293	—	—	—	13,035
Real estate—construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate - construction	29,736	2,708	17,074	—	13,902	63,420
Real estate—farmland	4,492	354	1,014	—	—	5,860
Real estate—non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate - non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

The following table presents commercial loans by credit quality indicator at December 31, 2010:

Table 8A: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$58,812	$8,187	$5,228	$114	$449	$72,790
Real estate—multifamily residential	10,591	1,091	—	—	—	11,682
Real estate—construction:
One to four family residential	22,642	613	1,434	231	534	25,454
Other construction, land development and other land	17,361	4,485	10,561	156	18,278	50,841

Total real estate — construction	40,003	5,098	11,995	387	18,812	76,295
Real estate—farmland	6,915	608	781	—	—	8,304
Real estate—non-farm, non-residential:
Owner occupied	79,335	35,989	10,185	267	8,410	134,186
Non-owner occupied	48,271	12,570	5,232	—	12,323	78,396

Total real estate—non-farm, non-residential	127,606	48,559	15,417	267	20,733	212,582

Total commercial loans	$243,927	$63,543	$33,421	$768	$39,994	$381,653

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2011:

Table 9: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate—one to four family residential:
Closed end first and seconds	$238,033	$15,432	$253,465
Home equity lines	101,783	514	102,297

Total real estate—one to four family residential	339,816	15,946	355,762
Consumer	27,794	561	28,355
Other	1,050	503	1,553

Total consumer loans	$368,660	$17,010	$385,670

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2010:

Table 9A: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate—one to four family residential:
Closed end first and seconds	$248,210	$12,232	$260,442
Home equity lines	92,533	854	93,387

Total real estate—one to four family residential	340,743	13,086	353,829
Consumer	35,588	412	36,000
Other	3,294	—	3,294

Total consumer loans	$379,625	$13,498	$393,123

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

If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of December 31, 2011, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

The following table presents information concerning nonperforming assets for the periods indicated:

Table 10: Nonperforming Assets

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans*	$30,293	$25,858	$19,321	$13,574	$1,449
Loans past due 90 days and accruing interest	168	1,836	3,090	2,590	358

Total nonperforming loans	30,461	27,694	22,411	16,164	1,807
Other real estate owned	7,326	11,617	4,136	560	1,056

Total nonperforming assets	$37,787	$39,311	$26,547	$16,724	$2,863

Nonperforming assets to total loans and other real estate owned	5.09%	5.00%	3.10%	2.04%	0.40%
Allowance for loan losses to nonaccrual loans	79.56%	97.80%	62.91%	77.66%	544.37%
Net charge-offs to average loans for the year	1.32%	1.89%	0.31%	0.24%	0.06%
Allowance for loan losses to year end loans	3.28%	3.26%	1.42%	1.29%	1.11%
Foregone interest income on nonaccrual loans	$1,347	$1,583	$893	$571	$72

* Includes $13.4 million, $6.2 million and $696 thousand in nonaccrual TDRs at December 31, 2011, 2010 and 2009, respectively.

The following table presents the changes in the OREO balance for 2011 and 2010:

Table 11: OREO Changes

	December 31,
(dollars in thousands)	2011	2010
Balance at the beginning of year, gross	$12,545	$4,136
Transfers from loans	4,180	10,998
Capitalized costs	346	337
Sales proceeds	(6,644)	(2,904)
Previously recognized impairment losses on disposition	(911)	—
(Loss) on disposition	(787)	(22)

Balance at the end of year, gross	8,729	12,545
Less valuation allowance	(1,403)	(928)

Balance at the end of year, net	$7,326	$11,617

The following table presents the change in the valuation allowance for OREO for 2011, 2010 and 2009:

Table 12: OREO Valuation Allowance Changes

	December 31,
(dollars in thousands)	2011	2010	2009
Balance at the beginning of year	$928	$—	$229
Valuation allowance	1,386	928	—
Charge-offs	(911)	—	(229)
Recoveries	—	—	—

Balance at the end of year	$1,403	$928	$—

Nonperforming assets were $37.8 million or 5.09% of total loans and other real estate owned at December 31, 2011 compared to $39.3 million or 5.00% at December 31, 2010. Although nonperforming assets began to trend downward during 2011, this number increased from 2007 through 2010 as a result of the continued economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economy and the increasing number of weaker loans have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 79.56% of nonaccrual loans at December 31, 2011, compared to 97.80% at December 31, 2010. Nonperforming loans increased $2.8 million or 10.0% during the year ended December 31, 2011 to $30.5 million.

Nonaccrual loans were $30.3 million at December 31, 2011, an increase of $4.4 million or 17.2% from $25.9 million at December 31, 2010. Of the current $30.3 million in nonaccrual loans, $28.7 million or 94.9% is secured by real estate in our market area. Of these real estate secured loans, $10.4 million are residential real estate, $5.7 million are real estate construction, $190 thousand is farmland and $12.4 million are commercial properties.

Loans past due 90 days and still accruing interest were $168 thousand at December 31, 2011, a decrease of $1.7 million or 90.8% from $1.8 million at December 31, 2010. Of the current $168 thousand in loans past due 90 days and still accruing interest, $55 thousand or 32.7% are secured by residential real estate in our market area.

Other real estate owned, net of valuation allowance at December 31, 2011 was $7.3 million, a decrease of $4.3 million or 36.9% from $11.6 million at December 31, 2010. The balance at December 31, 2011 was comprised of 19 properties of which $1.5 million are secured by residential real estate, $5.0 million are secured by real estate construction and $782 thousand are secured by commercial properties. During the year ended December 31, 2011, new foreclosures included nineteen properties totaling $4.2 million transferred from loans. Sales of thirty other real estate owned properties for the year ended December 31, 2011 resulted in a net loss of $787 thousand. At December 31, 2011, there were no properties under contract for sale. Subsequent to December 31, 2011, two of the other real estate owned properties at December 31, 2011 have been sold resulting in a net loss of approximately $27 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $1.4 million in its consolidated statement of operations for the year ended December 31, 2011, due to valuation adjustments on other real estate owned properties as compared to $928 thousand in 2010 and no such losses in 2009. Asset quality continues to be a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

As discussed earlier in Item 7, the Company measures impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions can be temporary and are made in an attempt to avoid foreclosure and with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the stated interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

Table 13: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate—one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate—construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate - construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate—non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate -non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

Table 13A: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$449	$2,639	$96	$353	$343	$2,868	$7
Real estate—one to four family residential:
Closed end first and seconds	9,463	9,837	2,763	6,700	1,247	9,241	304
Real estate—construction:
One to four family residential	534	534	534	—	—	604	21
Other construction, land development and other land	18,278	20,579	14,110	4,168	2,032	11,002	696

Total real estate - construction	18,812	21,113	14,644	4,168	2,032	11,606	717
Real estate—non-farm, non-residential:
Owner occupied	8,410	8,901	2,444	5,966	1,013	6,351	432
Non-owner occupied	12,323	12,553	1,925	10,398	2,264	3,492	573

Total real estate - non-farm, non-residential	20,733	21,454	4,369	16,364	3,277	9,843	1,005

Total loans	$49,457	$55,043	$21,872	$27,585	$6,899	$33,558	$2,033

At December 31, 2011, the balance of impaired loans was $45.5 million, for which there were specific valuation allowances of $6.4 million. At December 31, 2010, the balance of impaired loans was $49.5 million, for which there were specific valuation allowances of $6.9 million. The average balance of impaired loans was $50.3 million for 2011 and $33.6 million for 2010. The Company’s balance of impaired loans has generally increased since 2008 as a result of the economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at December 31, 2011 and 2010:

Table 14: Troubled Debt Restructurings (TDRs)

	December 31,
(dollars in thousands)	2011	2010
Performing TDRs	$5,517	$2,411
Nonaccrual TDRs*	13,378	6,177

Total TDRs	$18,895	$8,588

*	Included in nonaccrual loans in Table 10: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

Total assets were $1.1 billion at December 31, 2011, a decrease of $56.3 million or 5.0% from $1.1 billion at December 31, 2010. While total assets have continued to decline during 2011, the overall composition of our balance sheet has remained fairly stable. Loans have continued to decline as a result of weak loan demand, increased charge-offs, and payment curtailments on outstanding credits. The decrease in the investment portfolio during 2011 was the result of our continued effort to restructure its composition, not fully reinvesting the maturity proceeds of the $20 million short-term U.S. government agency security that was acquired at the end of December 2010 and the sale of securities to meet our liquidity needs due to the overall decrease in deposits during the year. The declines in net loans and securities available for sale during 2011 are responsible for the significant majority of the changes to our balance sheet during the year.

While the Company’s deposit initiatives have been successful in bringing in noninterest and lower cost interest-bearing transactional account balances, 2011 saw a further decrease in time deposits (certificates). In the near term, the Company plans to continue to focus on attracting lower cost funds. However, as the economy improves and loan demand increases, we are developing strategies to fix our funding at low rates over longer terms before interest rates start to rise significantly.

At December 31, 2011, our total outstanding borrowings, short-term and long-term, with the FHLB were $117.5 million, a decrease of $25.0 million or 17.5% from the $142.5 million at December 31, 2010. The decrease in borrowings was wholly derived through our short-term borrowings in which we repaid a $25.0 million short-term advance with the FHLB that was taken during December 2010.

Loan Portfolio

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $734.5 million at December 31, 2011, a decrease of $40.2 million or 5.2% from $774.8 million at December 31, 2010. As previously mentioned our loan portfolio has substantially decreased as a result of weak loan demand, increased charge-offs and payment curtailments on outstanding credits.

The following table presents the composition of the loan portfolio at the dates indicated:

Table 15: Summary of Loans

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$57,021	7.76%	$72,790	9.39%	$82,563	9.68%	$69,024	8.42%	$60,778	8.57%
Real estate—one to four family residential:
Closed end first and seconds	253,465	34.51%	260,442	33.62%	297,675	34.89%	287,973	35.15%	270,557	38.17%
Home equity lines	102,297	13.93%	93,387	12.05%	86,084	10.09%	66,772	8.14%	34,339	4.84%

Total real estate - one to four family residential	355,762	48.44%	353,829	45.67%	383,759	44.98%	354,745	43.29%	304,896	43.01%
Real estate—multifamily residential	13,035	1.77%	11,682	1.51%	8,141	0.95%	7,678	0.94%	3,579	0.50%
Real estate—construction (1):
One to four family residential	21,212	2.89%	25,454	3.29%	36,930	4.33%	48,871	5.97%	98,877	13.95%
Other construction, land development and other land	42,208	5.75%	50,841	6.56%	50,852	5.96%	53,966	6.58%	—	0.00%

Total real estate - construction	63,420	8.64%	76,295	9.85%	87,782	10.29%	102,837	12.55%	98,877	13.95%
Real estate—farmland	5,860	0.80%	8,304	1.07%	8,946	1.06%	9,644	1.19%	9,292	1.32%
Real estate—non-farm, non-residential (2):
Owner occupied	135,294	18.42%	134,186	17.32%	150,119	17.60%	142,946	17.45%	178,011	25.11%
Non-owner occupied	74,231	10.11%	78,396	10.12%	84,557	9.91%	78,823	9.62%	—	0.00%

Total real estate - non-farm, non-residential	209,525	28.53%	212,582	27.44%	234,676	27.51%	221,769	27.07%	178,011	25.11%
Consumer	28,355	3.86%	36,000	4.65%	42,416	4.97%	47,226	5.76%	52,170	7.36%
Other	1,553	0.20%	3,294	0.42%	4,786	0.56%	6,354	0.78%	1,243	0.18%

Total loans	734,531	100.00%	774,776	100.00%	853,069	100.00%	819,277	100.00%	708,846	100.00%

Less unearned income	(1)		(2)		(6)		(11)		(29)
Less allowance for loan losses	(24,102)		(25,288)		(12,155)		(10,542)		(7,888)

Loans, net	$710,428		$749,486		$840,908		$808,724		$700,929

(1)	A break down between 1-4 family residential and all other real estate construction loans is not available for 2007.

(2)	A break down between owner occupied and non-owner occupied commercial real estate loans is not available for 2007.

The following table presents the remaining maturities of loans held in the portfolio at December 31, 2011:

Table 16: Remaining Maturities of Loans

	December 31, 2011
	Variable Rate				Fixed Rate
(dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total Maturities
Commercial, industrial and agricultural loans	$1,855	$1,973	$—	$3,828	$35,237	$11,705	$6,251	$53,193	$57,021
Real estate—one to four family residential:
Closed end first and seconds	36,200	81,354	22,039	139,593	9,847	12,003	92,022	113,872	253,465
Home equity lines	39,197	123	393	39,713	11,069	1,908	49,607	62,584	102,297
Real estate—multifamily residential	337	4,198	—	4,535	—	1,369	7,131	8,500	13,035
Real estate—contruction:
One to four family residential	4,377	1,622	2,015	8,014	9,298	1,835	2,065	13,198	21,212
Other construction, land development and other land	17,445	1,079	—	18,524	20,049	2,878	757	23,684	42,208
Real estate—farmland	501	2,018	163	2,682	1,525	—	1,653	3,178	5,860
Real estate—non-farm, non-residential:
Owner occupied	16,790	46,623	306	63,719	14,798	5,851	50,926	71,575	135,294
Non-owner occupied	14,202	30,655	969	45,826	6,336	2,587	19,482	28,405	74,231
Consumer	144	3,533	—	3,677	4,321	7,426	12,931	24,678	28,355
Other	34	131	—	165	694	694	—	1,388	1,553

Total loans	$131,082	$173,309	$25,885	$330,276	$113,174	$48,256	$242,825	$404,255	$734,531

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

One to four family residential real estate loans continue to be the largest component of the portfolio. At December 31, 2011 these loans were $355.8 million or 48.4% of the portfolio, an increase of $1.9 million or 0.5% from $353.8 million or 45.7% of the portfolio at December 31, 2010. Closed end first and seconds were $253.5 million at December 31, 2011, a decrease of $7.0 million or 2.7% from $260.4 million at December 31, 2010. Home equity lines were $102.3 million at December 31, 2011, an increase of $8.9 million or 9.5% from $93.4 million at December 31, 2010. During 2011, home equity lines were targeted as an area for growth through a heavy marketing campaign due to the historically strong and profitable performance of the portfolio as well as the low delinquencies and charge-offs rates. At December 31, 2011, non-farm, non-residential (commercial) real estate loans were $209.5 million or 28.5% of the portfolio, a decrease of $3.1 million or 1.4% from $212.6 million or 27.4% of the portfolio at December 31, 2010. Owner occupied loans were $135.3 million at December 31, 2011, an increase of $1.1 million or 0.8% from $134.2 million at December 31, 2010. Non-owner occupied loans were $74.2 million at December 31, 2011, a decrease of $4.2 million or 5.3% from $78.4 million at December 31, 2010. At December 31, 2011, real estate construction loans were $63.4 million or 8.6% of the portfolio, a decrease of $12.9 million or 16.9% from $76.3 million or 9.9% of the portfolio at December 31, 2010. One to four family real estate construction loans were $21.2 million at December 31, 2011, a decrease of $4.2 million or 16.7% from December 31, 2010. Other real estate construction loans were $42.2 million at December 31, 2011, a decrease of $8.6 million or 17.0% from $50.8 million at December 31, 2010. At December 31, 2011, commercial, industrial and agricultural loans were $57.0 million or 7.8% of the portfolio, a decrease of $15.8 million or 21.7% from $72.8 million or 9.4% of the portfolio at December 31, 2010. At December 31, 2011, consumer loans were $28.4 million or 3.9% of the portfolio, a decrease of $7.6 million or 21.2% from $36.0 million at December 31, 2010. At December 31, 2011, multifamily residential real estate loans were $13.0 million or 1.8% of the portfolio, an increase of $1.4 million or 11.6% from $11.7 million or 1.5% of the portfolio at December 31, 2010. At December 31, 2011, farmland real estate loans were $5.9 million or 0.8% of the portfolio, a decrease of $2.4 million or 29.4% from $8.3 million or 1.1% of the portfolio at December 31, 2010. At December 31, 2011, other loans were $1.6 million or 0.2% of the portfolio, a decrease of $1.7 million or 52.9% from $3.3 million at December 31, 2010.

At December 31, 2011, loans secured by real estate were $647.6 million or 88.2% of the portfolio, compared to $662.7 million or 85.5% of the portfolio at December 31, 2010.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We do not engage in foreign lending activities and consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Historically, our loan collateral has been primarily real estate because of the nature of our market region; however, in our newer markets at the fringe of our market foot print, we are encountering other collateral options in lieu of real estate, which are booked based on strong credit guidelines and controls to monitor the status of the collateral.

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $236.8 million at December 31, 2011, reflecting a decrease of $9.3 million or 3.8% from $246.1 million at December 31, 2010. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.5 million at December 31, 2011 compared to an unrealized loss, net of tax benefit, of $2.2 million at December 31, 2010.

The decrease in the investment portfolio during 2011 was the result of our continued effort to restructure its composition, not fully reinvesting the maturity proceeds of the $20 million short-term U.S. government agency security that was acquired at the end of December 2010 and the sale of securities to meet our liquidity needs due to the overall decrease in deposits during 2011. In 2011, management began allocating a greater portion of the investment portfolio to Agency CMO securities which provide short, stable cash flows as well as a low risk weighting for regulatory capital adequacy. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of December 31, 2011 and 2010, our investment portfolio was 22.3% and 22.0% respectively of total assets.

There are no securities classified as “Held to Maturity” or “Trading” at December 31, 2011 or 2010. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues. The Company follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to our historical investment philosophy.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of December 31, 2011, that security has an estimated fair value that is $66 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The following table presents the amortized cost and estimated fair value of securities at the dates indicated:

Table 17: Investment Securities Available for Sale

	December 31, 2011		December 31, 2010		December 31, 2009
(dollars in thousands)		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Available for Sale:	Cost	Value	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$—	$—	$23,982	$23,829	$34,180	$34,522
SBA Pool securities	60,873	61,082	62,685	61,890	—	—
Agency mortgage-backed securities	40,470	41,063	46,780	46,284	39,774	41,481
Agency CMO securities	61,460	61,734	41,855	41,477	29,727	29,992
Non agency CMO securities	10,908	10,820	12,093	12,042	5,149	5,145
State and political subdivisions	59,636	60,732	58,780	57,346	47,938	48,072
Pooled trust preferred securities	536	602	545	571	632	688
FNMA and FHLMC preferred stock	77	186	77	89	77	126
Corporate securities	594	601	2,597	2,592	10,819	9,416

Total	$234,554	$236,820	$249,394	$246,120	$168,296	$169,442

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to the current adverse economic conditions and associated credit deterioration. Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At December 31, 2011, there are 22 debt securities with fair values totaling $52.4 million considered temporarily impaired. Of these debt securities, 17 with fair values totaling $46.8 million were in an unrealized loss position of less than 12 months and 5 with fair values totaling $5.6 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized. At December 31, 2011, there are no equity securities in an unrealized loss position.

However, in the event that the Company is required or decides to use its investment securities portfolio in 2012 to manage its liquidity position, the Company may sell a portion of the securities in a temporary unrealized loss position before these securities recover their fair value, which would result in the Company recognizing losses on the sale of investment securities.

The following table presents the maturity and yields of securities at their amortized cost at the date indicated:

Table 18: Maturity and Yields of Securities

	December 31, 2011
	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Available for Sale:	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
SBA Pool securities—Fixed	$—	0.00%	$11,366	2.63%	$13,603	2.79%	$—	0.00%	$24,969	2.72%
SBA Pool securities—Variable	—	0.00%	1,751	1.87%	1,407	1.73%	32,746	2.75%	35,904	2.67%
Agency mortgage-backed securities	1,347	-0.99%	32,837	2.17%	6,286	1.78%	—	0.00%	40,470	2.00%
Agency and Non agency CMO securities	4,770	2.93%	58,269	1.85%	9,329	3.31%	—	0.00%	72,368	2.09%
State and political subdivisions	—	0.00%	4,048	4.73%	48,445	4.64%	7,143	4.80%	59,636	4.66%
Pooled trust preferred securities	—	0.00%	—	0.00%	—	0.00%	536	0.85%	536	0.85%
FNMA and FHLMC preferred stock	—	0.00%	—	0.00%	—	0.00%	77	0.00%	77	0.00%
Corporate securities	—	0.00%	594	5.50%	—	0.00%	—	0.00%	594	5.50%

Total	$6,117	2.06%	$108,865	2.16%	$79,070	3.88%	$40,502	3.08%	$234,554	2.89%

*	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

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

Total deposits were $830.0 million as of December 31, 2011, a decrease of $38.2 million or 4.4% over 2010. This is a departure of the growth experience in 2010 of $11.5 million or 1.3% to $868.1 million. Noninterest-bearing demand deposits increased $6.5 million or 6.7% during 2011 following an increase of $3.8 million or 4.1% during 2010. Interest-bearing demand deposits decreased $17.7 million or 7.4% during 2011 following an increase of $18.8 million or 8.5% during 2010. Savings deposits increased $5.4 million or 7.0% during 2011 following an increase of $968 thousand or 1.3% during 2010. Money market savings deposits increased $10.8 million or 9.0% during 2011 following an increase of $21.7 million or 22.1% during 2010. Time deposits decreased $43.2 million or 13.0% during 2011 following a decrease of $33.8 million or 9.2% during 2010.

During 2011, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing and noninterest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall decrease in total deposits, which in general occurred in our interest-bearing demand deposits and time deposits, during 2011 is primarily the result of the weak economy and the current economic environment. The Company continues to observe customers, including counties and municipalities, accessing their liquid cash reserves in order to deleverage, keep their debts current and make up operating shortfalls. In addition, while the Company believes that it offers competitive interest rates on all deposits products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. Also, included in time deposits at December 31, 2011, 2010 and 2009 were $31.5 million, $38.4 million and $43.0 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

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

The following table presents average deposit balances and average rates paid for the periods indicated:

Table 19: Average Deposits and Average Rates Paid

	Years Ended December 31,
	2011		2010		2009
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$104,177		$100,970		$96,220
Interest-bearing deposits:
Checking	222,149	0.86%	229,637	1.26%	185,436	1.52%
Savings	79,918	0.55%	77,122	0.61%	74,081	0.73%
Money market savings	124,343	1.01%	99,924	1.28%	84,192	1.62%
Time deposits $100 thousand and over	147,647	1.90%	162,176	2.20%	177,650	3.34%
Other time deposits	167,433	1.86%	188,436	2.18%	235,097	3.23%

Total interest-bearing deposits	741,490	1.28%	757,295	1.63%	756,456	2.41%

Total deposits	$845,667		$858,265		$852,676

The following table presents the maturity schedule of time deposits $100 thousand and over at the date indicated:

Table 20: Maturities of Time Deposits $100 Thousand and Over

(dollars in thousands)	December 31, 2011
3 months or less	$19,210
3 - 6 months	15,663
6 - 12 months	41,741
Over 12 months	63,489

Total	$140,103

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

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2011 and 2010, the interest rate was 3.51% and

3.25%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

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

The Company’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Company’s Tier 1 leverage ratio was 7.67% at December 31, 2011, compared with 7.38% at December 31, 2010. The Tier 1 capital to risk-weighted assets ratio was 11.23% at December 31, 2011, compared with 10.51% at December 31, 2010. The total capital to risk-weighted assets ratio was 12.47% at December 31, 2011, compared with 11.70% at December 31, 2010. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in September 2003, as well as the $24.0 million of Series A Preferred Stock sold to the Treasury under its Capital Purchase Program in January 2009, in Tier 1 capital for regulatory capital adequacy determination purposes.

Total shareholders’ equity was $95.1 million at December 31, 2011, compared with $91.4 million at December 31, 2010. During 2011, the Company declared no common stock dividends as compared to $0.12 per share declared in 2010 and $0.31 per share declared in 2009. The dividend payout ratio, based on net income available to common shareholders, was not meaningful for 2010 and 2009 due to the net loss recorded by the Company.

On February 15, 2012, the Company deferred its fifth consecutive dividend on the Series A Preferred Stock issued to the Treasury. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected as a portion of the effective dividend on the Series A Preferred Stock on the consolidated statements of operations. As of December 31, 2011, the Company had accumulated $1.2 million for dividends on the Series A Preferred Stock. In addition, if dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the Series A Preferred Stock) will have the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in on January 1, 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. As discussed in Item 1. “Business” under the heading “Regulation and Supervision”, Basel III will be phased in between 2014 and 2019. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which we are committed. The total amount of unused loan commitments was $109.6 million at December 31, 2011 and $121.2 million at December 31, 2010.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2011 or 2010. The total amount of standby letters of credit was $6.0 million at December 31, 2011 and $6.5 million at December 31, 2010.

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

Cash, cash equivalents and federal funds sold totaled $24.6 million as of December 31, 2011 compared to $22.8 million as of December 31, 2010. At December 31, 2011, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $145.0 million or 13.64% of total assets, compared to $168.2 million or 15.03% of total assets at December 31, 2010.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $16.1 million, net cash provided by investing activities was $47.2 million and net cash used in financing activities was $61.6 million for the year ended December 31, 2011. Combined, this contributed to a $1.7 million increase in liquidity for the year ended December 31, 2011.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $172.5 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $76.6 million at December 31, 2011. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $63.5 million at December 31, 2011.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2011:

Table 21: Contractual Obligations

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating leases	$1,010	$380	$495	$135	$—
Federal funds purchased	—	—	—	—	—
Repurchase agreements	4,003	4,003	—	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	117,500	—	10,000	23,500	84,000
Trust preferred debt	10,310	—	—	—	10,310

Total	$132,823	$4,383	$10,495	$23,635	$94,310

As of December 31, 2011, the Company was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2011, the Company has no material commitments or long-term debt for capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. The Company does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. As of December 31, 2011, the Company does not have any hedging transactions in place such as interest rate swaps or caps. In addition, the Company does not hold or issue financial instruments for trading purposes. The Company does hold in our loan and securities portfolios, investments that adjust or float according to changes in index rates which are not considered speculative, but necessary for good asset/liability management. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines for managing the interest rate sensitivity position established by Management.

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

Static Gap Analysis

Interest rate risk is measured and monitored by measuring the rate sensitivity of the balance sheet using static gap analysis. Gap analysis involves analyzing the dollar volume of interest rate sensitive assets and liabilities that will re-price during specific periods of time in the future. The “gap” refers to the difference from the total dollar volume of assets that re-price (or mature, prepay, or amortize) over a given period of time minus the total dollar volume of liabilities that re-price (or mature, prepay or amortize) during the same time period. At December 31, 2011, we are asset sensitive, which means our rate sensitive assets re-price faster than our rate sensitive liabilities, and our cumulative one year gap is 17.23%. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Earnings Simulation

The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals. The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2011 and December 31, 2010, using different rate scenarios:

	Change in Net Interest Income
(dollars in thousands)	2011		2010
Change in interest rate	$	%	$	%
+ 200 basis points	$3,256	9.14%	$2,239	6.11%
+ 100 basis points	1,951	5.48%	1,071	2.92%
- 25 basis points	(52)	-0.15%	(126)	-0.34%

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

Economic Value of Equity

Economic value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. Economic value-based methodologies measure the degree to which the economic values of the Company’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon, captures all future cash flows expected from existing assets and liabilities, and is more effective in considering embedded options in a typical institution’s portfolio. The following table reflects the change in economic value of equity for the Company for each of the years ended December 31, 2011 and December 31, 2010, using different rate scenarios:

	Change in Economic Value of Equity
(dollars in thousands)	2011		2010
Change in interest rate	$	%	$	%
+ 200 basis points	$(9,391)	-8.42%	$(5,837)	-5.84%
+ 100 basis points	(3,719)	-3.33%	(3,910)	-3.91%
- 25 basis points	1,708	1.53%	1,778	1.78%

The Company believes that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following Item 15:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2011 and 2010
•	Consolidated Statements of Operations for the three years ended December 31, 2011
•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2011
•	Consolidated Statements of Cash Flows for the three years ended December 31, 2011
•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting, which states an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the captions “Proposal One–Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 annual meeting of shareholders, and for executive officers is listed in Part I of this Form 10-K.

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

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2012 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation-Equity Compensation Plans” in the Company’s Proxy Statement for the 2012 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors-Independence of the Directors” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2012 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated by reference to the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in the Company’s Proxy Statement for the 2012 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 13, 2009).

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*

10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.7	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

10.8	Form of Waiver of the Senior Executive Officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 13, 2009).*

10.9	Form of Letter Agreement by and between the Senior Executive Officers of Eastern Virginia Bankshares, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan ( incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*

10.11	Employment Agreement dated as of September 16, 2010, between Eastern Virginia Bankshares, Inc. and Douglas C. Haskett, II (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 30, 2010).*

10.12	Written Agreement, dated February 17, 2011, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed February 22, 2011).

14.1	Code of Ethics Handbook (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 11, 2004).

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#

23.1	Consent of Yount, Hyde & Barbour, P.C.#

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.#

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.#

101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC. (Registrant)

By:	/s/ Joe A. Shearin	Date: March 30, 2012
Joe A. Shearin
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

/s/ W. Rand Cook
W. Rand Cook, Chairman, Director

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ F.L. Garrett, III
F.L. Garrett, III, Vice Chairman, Director

/s/ W. Gerald Cox
W. Gerald Cox, Director

/s/ Michael E. Fiore
Michael E. Fiore, Director

/s/ Ira C. Harris
Ira C. Harris, Director

/s/ F. Warren Haynie, Jr.
F. Warren Haynie, Jr., Director

/s/ Eric A. Johnson
Eric A. Johnson, Director

/s/ W. Leslie Kilduff, Jr.
W. Leslie Kilduff, Jr., Director

/s/ William L. Lewis
William L. Lewis, Director

/s/ Charles R. Revere
Charles R. Revere, Director

/s/ Howard R. Straughan
Howard R. Straughan, Director

/s/ Leslie E. Taylor
Leslie E. Taylor, Director

/s/ Jay T. Thompson
Jay T. Thompson, Director

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 13, 2009).

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*

10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.7	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

10.8	Form of Waiver of the Senior Executive Officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 13, 2009).*

10.9	Form of Letter Agreement by and between the Senior Executive Officers of Eastern Virginia Bankshares, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*

10.11	Employment Agreement dated as of September 16, 2010, between Eastern Virginia Bankshares, Inc. and Douglas C. Haskett, II (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 30, 2010).*

10.12	Written Agreement, dated February 17, 2011, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed February 22, 2011).

14.1	Code of Ethics Handbook (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 11, 2004).

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#

23.1	Consent of Yount, Hyde & Barbour, P.C.#

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.#

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.#

101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2012 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009 of Eastern Virginia Bankshares, Inc. and subsidiaries and our report dated March 30, 2012 expressed an unqualified opinion.

Winchester, Virginia

March 30, 2012

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(dollars in thousands, except per share amounts)

	2011	2010
Assets:
Cash and due from banks	$12,676	$11,038
Interest bearing deposits with banks	11,890	10,298
Federal funds sold	—	1,495
Securities available for sale, at fair value	236,820	246,120
Restricted securities, at cost	9,762	10,344
Loans, net of allowance for loan losses of $24,102 and $25,288, respectively	710,428	749,486
Deferred income taxes, net	12,160	12,600
Bank premises and equipment, net	20,054	20,757
Accrued interest receivable	3,761	4,281
Other real estate owned, net of valuation allowance of $1,403 and $928, respectively	7,326	11,617
Goodwill	15,970	15,970
Other assets	22,187	25,324

Total assets	$1,063,034	$1,119,330

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$103,639	$97,122
Interest-bearing deposits	726,312	771,024

Total deposits	829,951	868,146
Federal funds purchased and repurchase agreements	4,003	2,464
Short-term borrowings	—	25,000
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,483	1,451
Other liabilities	4,664	3,041

Total liabilities	967,911	1,027,912

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 6,025,478 and 5,993,577 including 14,500 and 16,500 nonvested shares in 2011 and 2010, respectively	12,022	11,954
Surplus	19,446	19,302
Retained earnings	39,365	37,884
Warrant	1,481	1,481
Discount on preferred stock	(604)	(900)
Accumulated other comprehensive (loss), net	(587)	(2,303)

Total shareholders’ equity	95,123	91,418

Total liabilities and shareholders’ equity	$1,063,034	$1,119,330

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands, except per share amounts)

	2011	2010	2009
Interest and Dividend Income
Loans and fees on loans	$42,984	$47,687	$49,702
Interest on investments:
Taxable interest income	5,107	3,928	4,879
Tax exempt interest income	1,147	1,643	1,901
Dividends	246	138	103
Interest on deposits with banks	54	113	99
Interest on federal funds sold	—	1	43

Total interest and dividend income	49,538	53,510	56,727

Interest Expense
Deposits	9,515	12,312	18,241
Federal funds purchased and repurchase agreements	35	57	18
Short-term borrowings	8	9	—
Long-term borrowings	4,761	5,010	5,396
Trust preferred debt	332	334	395

Total interest expense	14,651	17,722	24,050

Net interest income	34,887	35,788	32,677
Provision for Loan Losses	8,800	28,930	4,200

Net interest income after provision for loan losses	26,087	6,858	28,477

Noninterest Income (Loss)
Service charges and fees on deposit accounts	3,443	3,873	3,841
Debit/credit card fees	1,452	1,340	1,189
Gain on sale of available for sale securities, net	3,186	2,455	66
Other-than-temporary impairment losses on securities (no additional amounts were recognized in other comprehensive income)	—	(77)	(18,919)
Gain on sale of bank premises and equipment	258	26	—
Gain on sale of loans	—	1,326	—
Gain on bank owned life insurance	—	604	—
Other operating income	1,179	1,395	977

Total noninterest income (loss)	9,518	10,942	(12,846)

Noninterest Expenses
Salaries and employee benefits	14,978	16,362	15,254
Occupancy and equipment expenses	5,209	5,183	5,144
Telephone	1,173	1,149	1,070
FDIC expense	2,696	2,325	1,705
Consultant fees	954	905	751
Collection, repossession and other real estate owned	1,697	2,134	569
Marketing and advertising	726	1,325	737
Loss (gain) on sale of other real estate owned	787	22	(357)
Impairment losses on other real estate owned	1,386	928	—
Other operating expenses	4,433	5,188	5,418

Total noninterest expenses	34,039	35,521	30,291

Income (loss) before income taxes	1,566	(17,721)	(14,660)
Income Tax (Benefit)	(211)	(6,962)	(5,856)

Net Income (Loss)	$1,777	$(10,759)	$(8,804)
Effective dividend on preferred stock	1,496	1,492	1,459

Net income (loss) available to common shareholders	$281	$(12,251)	$(10,263)

Income (loss) per common share: basic	$0.05	$(2.05)	$(1.73)
diluted	$0.05	$(2.05)	$(1.73)

Dividends per share, common	$—	$0.12	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands, except per share amounts)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$11,798	$—	$18,456	$62,804	$(15,029)		$78,029
Comprehensive income:
Net (loss)				(8,804)		$(8,804)	(8,804)
Other comprehensive income:
Unrealized securities gains arising during period (net of tax, $1,372)						2,549
Reclassification adjustment (net of tax, $5,399)						10,028
Change in unfunded pension liability (net of tax, $967)						1,669

Other comprehensive income					14,246	14,246	14,246

Total comprehensive income						$5,442

Issuance of preferred stock to U.S. Treasury		24,000					24,000
Cash dividends - common ($0.31 per share)				(1,838)			(1,838)
Cash dividends - preferred				(1,020)			(1,020)
Preferred stock discount		289		(289)			—
Stock based compensation			248				248
Director stock grant	13		41				54
Restricted common stock vested	3			(3)			—
Issuance of common stock under dividend reinvestment and employee stock plans	63	—	220	—	—		283

Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)		$105,198

Comprehensive (loss):
Net (loss)				(10,759)		$(10,759)	(10,759)
Other comprehensive (loss):
Unrealized securities losses arising during period (net of tax, $678)						(1,287)
Reclassification adjustment (net of tax, $835)						(1,620)
Change in unfunded pension liability (net of tax, $749)						1,387

Other comprehensive (loss)					(1,520)	(1,520)	(1,520)

Total comprehensive (loss)						$(12,279)

Cash dividends - common ($0.12 per share)				(715)			(715)
Cash dividends - preferred				(1,200)			(1,200)
Preferred stock discount		292		(292)			—
Stock based compensation			208				208
Director stock grant	13		30				43
Restricted common stock vested	4		(4)				—
Issuance of common stock under dividend reinvestment and employee stock plans	60	—	103	—	—		163

Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)		$91,418

Comprehensive income:
Net income				1,777		$1,777	1,777
Other comprehensive income:
Unrealized securities gains arising during period (net of tax, $2,967)						5,759
Reclassification adjustment (net of tax, $1,083)						(2,103)
Change in unfunded pension liability (net of tax, $1,000)						(1,940)

Other comprehensive income					1,716	1,716	1,716

Total comprehensive income						$3,493

Preferred stock discount		296		(296)			—
Stock based compensation			110				110
Director stock grant	13		9				22
Restricted common stock vested	3		(3)				—
Issuance of common stock under dividend reinvestment and employee stock plans	52	—	28	—	—		80

Balance, December 31, 2011	$12,022	$24,877	$19,446	$39,365	$(587)		$95,123

(1)	For the purposes of this table, Preferred Stock includes the effect of the Warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands)

	2011	2010	2009
Operating Activities:
Net income (loss)	$1,777	$(10,759)	$(8,804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,800	28,930	4,200
Depreciation and amortization	2,326	2,206	2,290
Stock based compensation	110	208	248
Net amortization of premiums and accretion of discounts on securities available for sale	2,415	728	254
(Gain) realized on securities available for sale transactions, net	(3,186)	(2,455)	(66)
Impairment charge on securities	—	77	18,919
(Gain) on sale of loans	—	(1,326)	—
(Gain) on sale of bank premises and equipment	(258)	(26)	—
Loss (gain) on sale of other real estate owned	787	22	(357)
Impairment on other real estate owned	1,386	928	—
Loss on LLC investments	119	153	346
Deferred income taxes	(444)	(4,906)	(1,736)
Net change in:
Accrued interest receivable	520	(395)	164
Other assets	3,018	1,793	(14,466)
Accrued interest payable	32	(288)	(773)
Other liabilities	(1,317)	149	2,700

Net cash provided by operating activities	16,085	15,039	2,919

Investing Activities:
Purchase of securities available for sale	(179,462)	(305,481)	(105,798)
Purchase of restricted securities	(331)	(2,037)	(221)
Purchases of bank premises and equipment	(1,666)	(2,928)	(1,519)
Improvements to other real estate owned	(346)	(337)	(735)
Net change in loans	26,078	25,053	(42,107)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	48,939	120,887	88,266
Sales of securities available for sale	146,134	105,223	976
Sale of restricted securities	913	634	514
Sale of loans	—	27,767	—
Sale of bank premises and equipment	301	26	—
Sale of other real estate owned	6,644	2,904	3,239

Net cash provided by (used in) investing activities	47,204	(28,289)	(57,385)

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	5,032	45,292	106,126
Time deposits	(43,227)	(33,786)	(66,797)
Federal funds purchased and repurchase agreements	1,539	(21,690)	20,561
Short-term borrowings	(25,000)	25,000	—
Long-term borrowings	—	(5,714)	(11,429)
Issuance of common stock under dividend reinvestment and employee stock plans	80	163	283
Issuance of preferred stock to U. S. Treasury	—	—	24,000
Director stock grant	22	43	54
Dividends paid - common	—	(715)	(1,838)
Dividends paid - preferred	—	(1,200)	(1,020)

Net cash provided by (used in) financing activities	(61,554)	7,393	69,940

Net increase (decrease) in cash and cash equivalents	1,735	(5,857)	15,474
Cash and cash equivalents, January 1	22,831	28,688	13,214

Cash and cash equivalents, December 31	$24,566	$22,831	$28,688

Supplemental disclosure:
Interest paid	$14,619	$18,010	$24,823
Income taxes (received) paid	$—	$(3,210)	$1,167
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$5,540	$(4,420)	$19,348
Loans transferred to other real estate owned	$(4,180)	$(10,998)	$(5,723)
Pension adjustment	$(2,940)	$2,136	$2,636

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this trust is reported as a liability of the Parent.

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-three retail branches, the Bank serves diverse markets that primarily are in the counties of Caroline, Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission-Bureau of Financial Institutions (the “SCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company will advise and consult with Southern Trust Mortgage, LLC and facilitate the marketing and brand recognition of their mortgage business. In addition, the Company will provide Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal working hours. For its services, the Company shall receive fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis going forward. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sells title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. The Bank has a 2.33% ownership in Virginia Bankers Insurance Center, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in Virginia. At December 31, 2011 and 2010, respectively, 48.44% and 45.67% of the Company’s loan portfolio consisted of real estate loans secured by one to four family residential properties, which includes closed end first and second mortgages as well as home equity lines. In addition, at December 31, 2011 and 2010, the Company had $28.7 million and $29.6 million of loans to the hospitality industry (hotels, motels, inns, etc.). These amounts represent 15.2% and 14.9% of the Company’s total commercial real estate loans and 33.8% and 35.5% of the Bank’s total risk-based capital at December 31, 2011 and 2010, respectively. This concentration of loans exceeds established supervisory guidelines of 25% of the Bank’s total risk-based capital. The Company does not have any significant loan concentrations to any one customer. Note 3 discusses the Company’s lending activities.

The Company invests in a variety of securities and does not have any significant securities concentrations in any one industry or to any one issuer. Note 2 discusses the Company’s investment activities.

At December 31, 2011 and 2010, the Company’s cash and due from banks included two commercial bank deposit accounts that were in excess of the Federal Deposit Insurance Corporation insured limit of $250,000 per institution by approximately $5.8 million and $4.4 million, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks, interest bearing deposits with banks and federal funds sold, which all mature within ninety days.

Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances in cash with the Federal Reserve Bank of Richmond (the “FRB”). Required reserves were $75 thousand for December 31, 2011 and 2010, respectively.

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, and the amortization of related deferred loan fees or costs is suspended. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered. These policies are applied consistently across the Company’s loan portfolio.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Impaired loans are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net of any deferred fees or costs on originated loans (recorded investment). Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans, by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. Accordingly, the Company does not separately identify the individual consumer and one to four family residential loans for impairment disclosures, except for troubled debt restructurings (“TDR”) as noted below.

A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired loans. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, the forbearance of principal and interest payments for a specified period, the conversion from an amortizing loan to an interest-only loan for a specified period, or some combination of these concessions. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. TDRs generally remain on nonaccrual status until a six-month payment history is sustained. As of December 31, 2011 and 2010, the Company had $18.9 million and $8.6 million of loans classified as TDRs.

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on periodic evaluations of the collectability and historical loss experience of loans. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio. Actual credit losses are deducted from the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent. The following general guidelines apply:

•	Management believes that the collectability of the principal is unlikely regardless of delinquency status.

•	If unsecured, the loan will be charged-off in full no later than 120 days after its payment due date if a closed-end credit.

•	If unsecured, the loan will be charged-off in full no later than 180 days after its payment due date if an open-ended credit.

•	If secured, the outstanding principal balance of the loan will be charged-off generally after the collateral has been liquidated and sale proceeds applied to the balance.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over financial assets is deemed to be surrendered when: 1) the assets have been isolated from the Company, so as to be presumptively beyond reach of the Company and its creditors, even in bankruptcy or other receivership; 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

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

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, the Company must make assumptions in order to determine the fair value of the respective assets. Any impairment of goodwill will be recognized as an expense in the period of impairment and such impairment could be material. The Company completes the annual goodwill impairment test during the fourth quarter of each year. Based on annual testing, there were no impairment charges in 2011, 2010 or 2009.

During the third quarter of 2010, the Company sold certain 1-4 residential mortgage loans and retained the right to service the loans sold. Upon sale, a mortgage servicing rights asset was capitalized in the amount of $214 thousand, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, which is 4 years. Mortgage servicing rights, net of accumulated amortization, amounted to $147 thousand and $201 thousand at December 31, 2011 and 2010, respectively, and are included in other assets in the consolidated balance sheets. The Company earns fees for servicing these residential mortgage loans. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned. Loan servicing income amounted to $58 thousand, $20 thousand and $0 thousand for the years ended December 31, 2011 2010 and 2009, respectively and is included in other operating income in the consolidated statements of operations.

Income Taxes

The Company determines deferred income tax assets and liabilities using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations. The Company did not have any uncertain tax positions for the periods ending December 31, 2011, 2010 or 2009.

Retirement Plan

The Company has a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. Effective February 28, 2011, the Company took action to again freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participants account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. The interest credit for the 2012 plan year will be approximately 0.76%. See Note 9 - Employee Benefit Plans.

Stock Compensation Plans

At December 31, 2011, the Company had two stock based compensation plans. The Company accounts for these plans under the provisions of FASB ASC Topic 718 “Compensation - Stock Compensation.” Compensation expense for grants of restricted shares is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of operations. See Note 13 - Stock Based Compensation Plans.

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

Segment Reporting

Public business enterprises are required to report information about operating segments in annual financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing their performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the geographic areas of the Company’s retail branch network.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards, and are determined using the treasury method. Earnings (loss) per common share calculations are presented in Note 11.

Advertising Costs

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $576 thousand, $944 thousand and $500 thousand for the three years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income

FASB ASC Topic 220 “Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) within the Company’s consolidated financial statements. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Recent Significant Accounting Pronouncements:

Adoption of New Accounting Standards:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, are required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. Compliance with this rule did not have a material impact on the Company’s consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

New Accounting Standards Not Yet Adopted:

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. No other requirements in ASU 2011-05 are affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at December 31, 2011 and 2010 were as follows:

(dollars in thousands)	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
SBA Pool securities	$60,873	$400	$191	$61,082
Agency mortgage-backed securities	40,470	595	2	41,063
Agency CMO securities	61,460	378	104	61,734
Non agency CMO securities	10,908	33	121	10,820
State and political subdivisions*	59,636	1,096	—	60,732
Pooled trust preferred securities	536	66	—	602
FNMA and FHLMC preferred stock	77	109	—	186
Corporate securities	594	7	—	601

Total	$234,554	$2,684	$418	$236,820

*	The combined unrealized loss on these securities was less than $1 thousand.

(dollars in thousands)	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$23,982	$—	$153	$23,829
SBA Pool securities	62,685	39	834	61,890
Agency mortgage-backed securities	46,780	32	528	46,284
Agency CMO securities	41,855	26	404	41,477
Non agency CMO securities	12,093	62	113	12,042
State and political subdivisions	58,780	224	1,658	57,346
Pooled trust preferred securities	545	26	—	571
FNMA and FHLMC preferred stock	77	16	4	89
Corporate securities	2,597	30	35	2,592

Total	$249,394	$455	$3,729	$246,120

There are no securities classified as “Held to Maturity” or “Trading” at December 31, 2011 or 2010. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of December 31, 2011, that security has an estimated fair value that is $66 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at December 31, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,117	$6,112
Due after one year through five years	108,865	109,896
Due after five years through ten years	79,070	80,068
Due after ten years	40,502	40,744

Total	$234,554	$236,820

Proceeds from the sales of securities available for sale for the years ended December 31, 2011, 2010 and 2009 were $146.1 million, $105.2 million and $976 thousand, respectively. Net realized gains on the sales of securities available for sale for the years ended December 31, 2011, 2010 and 2009 were $3.2 million, $2.5 million and $66 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the years ended December 31, 2011, 2010 and 2009 were $48.9 million, $120.9 million and $88.3 million, respectively.

The Company pledges securities to secure public deposits, balances with the FRB and repurchase agreements. Securities with an aggregate book value of $115.8 million and an aggregate fair value of $116.4 million were pledged at December 31, 2011. Securities with an aggregate book value of $102.1 million and an aggregate fair value of $100.7 million were pledged at December 31, 2010.

Securities in an unrealized loss position at December 31, 2011, by duration of the period of the unrealized loss, are shown below:

	December 31, 2011
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
SBA Pool securities	$25,353	$191	$—	$—	$25,353	$191
Agency mortgage-backed securities	2,735	2	—	—	2,735	2
Agency CMO securities	16,594	104	—	—	16,594	104
Non agency CMO securities	—	—	5,587	121	5,587	121
State and political subdivisions*	2,168	—	—	—	2,168	—

Total	$46,850	$297	$5,587	$121	$52,437	$418

*	The combined unrealized loss on these securities was less than $1 thousand.

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

Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At December 31, 2011, there are 22 debt securities with fair values totaling $52.4 million considered temporarily impaired. Of these debt securities, 17 with fair values totaling $46.8 million were in an unrealized loss position of less than 12 months and 5 with fair values totaling $5.6 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized. At December 31, 2011, there are no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2010, by duration of the period of the unrealized loss, are shown below:

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

As of December 31, 2011 and 2010, there were no corporate securities in an unrealized loss position for 12 months or more.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Year Ended
(dollars in thousands)	December 31, 2011
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in FHLB stock totaled $7.4 million and $8.3 million at December 31, 2011 and 2010, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock for parts of 2010 and because the FHLB generated positive net income for each quarterly period beginning January 1, 2010 and ending December 31, 2011, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$57,021	7.76%	$72,790	9.39%
Real estate - one to four family residential:
Closed end first and seconds	253,465	34.51%	260,442	33.62%
Home equity lines	102,297	13.93%	93,387	12.05%

Total real estate - one to four family residential	355,762	48.44%	353,829	45.67%
Real estate - multifamily residential	13,035	1.77%	11,682	1.51%
Real estate - construction:
One to four family residential	21,212	2.89%	25,454	3.29%
Other construction, land development and other land	42,208	5.75%	50,841	6.56%

Total real estate - construction	63,420	8.64%	76,295	9.85%
Real estate - farmland	5,860	0.80%	8,304	1.07%
Real estate - non-farm, non-residential:
Owner occupied	135,294	18.42%	134,186	17.32%
Non-owner occupied	74,231	10.11%	78,396	10.12%

Total real estate - non-farm, non-residential	209,525	28.53%	212,582	27.44%
Consumer	28,355	3.86%	36,000	4.65%
Other	1,553	0.20%	3,294	0.42%

Total loans	734,531	100.00%	774,776	100.00%

Less unearned income	(1)		(2)
Less allowance for loan losses	(24,102)		(25,288)

Loans, net	$710,428		$749,486

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$491	$963	$677	$2,131	$54,890	$57,021
Real estate - one to four family residential:
Closed end first and seconds	5,045	1,475	5,245	11,765	241,700	253,465
Home equity lines	545	275	514	1,334	100,963	102,297

Total real estate - one to four family residential	5,590	1,750	5,759	13,099	342,663	355,762
Real estate - multifamily residential	—	—	—	—	13,035	13,035
Real estate - construction:
One to four family residential	336	329	315	980	20,232	21,212
Other construction, land development and other land	48	—	3,965	4,013	38,195	42,208

Total real estate - construction	384	329	4,280	4,993	58,427	63,420
Real estate - farmland	—	—	190	190	5,670	5,860
Real estate - non-farm, non-residential:
Owner occupied	603	—	3,545	4,148	131,146	135,294
Non-owner occupied	442	—	1,835	2,277	71,954	74,231

Total real estate - non-farm, non-residential	1,045	—	5,380	6,425	203,100	209,525
Consumer	300	97	484	881	27,474	28,355
Other	—	14	—	14	1,539	1,553

Total loans	$7,810	$3,153	$16,770	$27,733	$706,798	$734,531

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$978	$423	$474	$1,875	$70,915	$72,790
Real estate - one to four family residential:
Closed end first and seconds	6,262	3,182	6,319	15,763	244,679	260,442
Home equity lines	629	80	854	1,563	91,824	93,387

Total real estate - one to four family residential	6,891	3,262	7,173	17,326	336,503	353,829
Real estate - multifamily residential	—	—	—	—	11,682	11,682
Real estate - construction:
One to four family residential	1,182	202	921	2,305	23,149	25,454
Other construction, land development and other land	638	—	3,435	4,073	46,768	50,841

Total real estate - construction	1,820	202	4,356	6,378	69,917	76,295
Real estate - farmland	—	188	—	188	8,116	8,304
Real estate - non-farm, non-residential:
Owner occupied	1,054	549	810	2,413	131,773	134,186
Non-owner occupied	—	128	3,903	4,031	74,365	78,396

Total real estate - non-farm, non-residential	1,054	677	4,713	6,444	206,138	212,582
Consumer	1,073	91	412	1,576	34,424	36,000
Other	2	—	—	2	3,292	3,294

Total loans	$11,818	$4,843	$17,128	$33,789	$740,987	$774,776

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at December 31:

(dollars in thousands)	2011	2010
Nonaccrual loans	$30,293	$25,858
Loans past due 90 days and accruing interest	168	1,836
Restructured loans (accruing)	5,517	2,411

At December 31, 2011 and 2010, there were approximately $13.4 million and $6.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at December 31, 2011 and 2010:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
(dollars in thousands)	2011	2010	2011	2010
Commercial, industrial and agricultural	$634	$446	$43	$—
Real estate - one to four family residential:
Closed end first and seconds	9,320	8,337	—	997
Home equity lines	1,059	664	55	190

Total real estate - one to four family residential	10,379	9,001	55	1,187
Real estate - construction:
One to four family residential	444	564	—	437
Other construction, land development and other land	5,293	7,437	—	148

Total real estate - construction	5,737	8,001	—	585
Real estate - farmland	190	—	—	—
Real estate - non-farm, non-residential:
Owner occupied	6,707	3,981	—	—
Non-owner occupied	5,730	4,030	—	—

Total real estate - non-farm, non-residential	12,437	8,011	—	—
Consumer	916	399	70	64

Total loans	$30,293	$25,858	$168	$1,836

If interest income had been recognized on nonaccrual loans at their stated rates during years 2011, 2010 and 2009, interest income would have increased by approximately $1.3 million, $1.6 million and $893 thousand, respectively.

The following table presents commercial loans by credit quality indicator at December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate - multifamily residential	12,742	293	—	—	—	13,035
Real estate - construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate - construction	29,736	2,708	17,074	—	13,902	63,420
Real estate - farmland	4,492	354	1,014	—	—	5,860
Real estate - non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate - non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

The following table presents commercial loans by credit quality indicator at December 31, 2010:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$58,812	$8,187	$5,228	$114	$449	$72,790
Real estate - multifamily residential	10,591	1,091	—	—	—	11,682
Real estate - construction:
One to four family residential	22,642	613	1,434	231	534	25,454
Other construction, land development and other land	17,361	4,485	10,561	156	18,278	50,841

Total real estate - construction	40,003	5,098	11,995	387	18,812	76,295
Real estate - farmland	6,915	608	781	—	—	8,304
Real estate - non-farm, non-residential:
Owner occupied	79,335	35,989	10,185	267	8,410	134,186
Non-owner occupied	48,271	12,570	5,232	—	12,323	78,396

Total real estate - non-farm, non-residential	127,606	48,559	15,417	267	20,733	212,582

Total commercial loans	$243,927	$63,543	$33,421	$768	$39,994	$381,653

At December 31, 2011 and 2010, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2011:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$238,033	$15,432	$253,465
Home equity lines	101,783	514	102,297

Total real estate - one to four family residential	339,816	15,946	355,762
Consumer	27,794	561	28,355
Other	1,050	503	1,553

Total consumer loans	$368,660	$17,010	$385,670

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at December 31, 2010:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$248,210	$12,232	$260,442
Home equity lines	92,533	854	93,387

Total real estate - one to four family residential	340,743	13,086	353,829
Consumer	35,588	412	36,000
Other	3,294	—	3,294

Total consumer loans	$379,625	$13,498	$393,123

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Balance at beginning of year	$25,288	$12,155	$10,542
Provision charged against income	8,800	28,930	4,200
Recoveries of loans charged off	805	313	407
Loans charged off	(10,791)	(16,110)	(2,994)

Balance at end of year	$24,102	$25,288	$12,155

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2011:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2011	Charge-offs	Recoveries	Provision	December 31, 2011
Commercial, industrial and agricultural	$5,981	$(1,257)	$303	$(638)	$4,389
Real estate - one to four family residential:
Closed end first and seconds	3,340	(1,868)	162	1,222	2,856
Home equity lines	587	(348)	—	39	278

Total real estate - one to four family residential	3,927	(2,216)	162	1,261	3,134
Real estate - multifamily residential	23	—	—	6	29
Real estate - construction:
One to four family residential	344	(309)	6	341	382
Other construction, land development and other land	7,837	(2,987)	1	2,010	6,861

Total real estate - construction	8,181	(3,296)	7	2,351	7,243
Real estate - farmland	17	—	—	(2)	15
Real estate - non-farm, non-residential:
Owner occupied	2,546	(2,107)	45	4,347	4,831
Non-owner occupied	3,072	(1,119)	—	1,219	3,172

Total real estate - non-farm, non-residential	5,618	(3,226)	45	5,566	8,003
Consumer	905	(683)	238	316	776
Other	280	(113)	50	296	513
Unallocated	356	—	—	(356)	—

Total	$25,288	$(10,791)	$805	$8,800	$24,102

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2011:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$—	$4,389	$4,389	$—	$57,021	$57,021
Real estate - one to four family residential:
Closed end first and seconds	1,215	1,641	2,856	10,187	243,278	253,465
Home equity lines	—	278	278	—	102,297	102,297

Total real estate - one to four family residential	1,215	1,919	3,134	10,187	345,575	355,762
Real estate - multifamily residential	—	29	29	—	13,035	13,035
Real estate - construction:
One to four family residential	96	286	382	551	20,661	21,212
Other construction, land development and other land	316	6,545	6,861	13,351	28,857	42,208

Total real estate - construction	412	6,831	7,243	13,902	49,518	63,420
Real estate - farmland	—	15	15	—	5,860	5,860
Real estate - non-farm, non-residential:
Owner occupied	2,990	1,841	4,831	12,023	123,271	135,294
Non-owner occupied	1,311	1,861	3,172	8,768	65,463	74,231

Total real estate - non-farm, non-residential	4,301	3,702	8,003	20,791	188,734	209,525
Consumer	42	734	776	77	28,278	28,355
Other	380	133	513	503	1,050	1,553

Total	$6,350	$17,752	$24,102	$45,460	$689,071	$734,531

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2010:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$343	$5,638	$5,981	$449	$72,341	$72,790
Real estate - one to four family residential:
Closed end first and seconds	1,247	2,093	3,340	9,463	250,979	260,442
Home equity lines	—	587	587	—	93,387	93,387

Total real estate - one to four family residential	1,247	2,680	3,927	9,463	344,366	353,829
Real estate - multifamily residential	—	23	23	—	11,682	11,682
Real estate - construction:
One to four family residential	—	344	344	534	24,920	25,454
Other construction, land development and other land	2,032	5,805	7,837	18,278	32,563	50,841

Total real estate - construction	2,032	6,149	8,181	18,812	57,483	76,295
Real estate - farmland	—	17	17	—	8,304	8,304
Real estate - non-farm, non-residential:
Owner occupied	1,013	1,533	2,546	8,410	125,776	134,186
Non-owner occupied	2,264	808	3,072	12,323	66,073	78,396

Total real estate - non-farm, non-residential	3,277	2,341	5,618	20,733	191,849	212,582
Consumer	—	905	905	—	36,000	36,000
Other	—	280	280	—	3,294	3,294
Unallocated	—	356	356	—	—	—

Total	$6,899	$18,389	$25,288	$49,457	$725,319	$774,776

The following is a summary of information pertaining to impaired loans as of the dates and for the years indicated:

	December 31,
(dollars in thousands)	2011	2010	2009
Impaired loans without a specific reserve	$18,097	$21,872	$9,491
Impaired loans with a specific reserve	27,363	27,585	19,880

Allowance related to impaired loans	$6,350	$6,899	$5,768

Average balance of impaired loans	$50,306	$33,558	$21,794

Interest income recognized and collected on impaired loans	$2,051	$2,033	$699

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate - one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate - construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate - construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate - non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate - non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$449	$2,639	$96	$353	$343	$2,868	$7
Real estate - one to four family residential:
Closed end first and seconds	9,463	9,837	2,763	6,700	1,247	9,241	304
Real estate - construction:
One to four family residential	534	534	534	—	—	604	21
Other construction, land development and other land	18,278	20,579	14,110	4,168	2,032	11,002	696

Total real estate - construction	18,812	21,113	14,644	4,168	2,032	11,606	717
Real estate - non-farm, non-residential:
Owner occupied	8,410	8,901	2,444	5,966	1,013	6,351	432
Non-owner occupied	12,323	12,553	1,925	10,398	2,264	3,492	573

Total real estate - non-farm, non-residential	20,733	21,454	4,369	16,364	3,277	9,843	1,005

Total loans	$49,457	$55,043	$21,872	$27,585	$6,899	$33,558	$2,033

The following table presents, by class of loans, information related to loans modified as TDRs during the year ended December 31, 2011:

	Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	10	$3,655	$3,648
Home equity lines	1	175	175

Total real estate - one to four family residential	11	3,830	3,823
Real estate - construction:
One to four family residential	2	259	262
Other construction, land development and other land	1	4,038	3,014

Total real estate - construction	3	4,297	3,276
Real estate - non-farm, non-residential:
Owner occupied	5	5,285	3,841
Non-owner occupied	1	867	867

Total real estate - non-farm, non-residential	6	6,152	4,708
Other	3	506	503

Total	23	$14,785	$12,310

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the year ended December 31, 2011 and were modified as TDRs within the 12 months prior to default:

	Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$74
Real estate - construction:
One to four family residential	1	133
Other construction, land development and other land	1	3,014

Total real estate - construction	2	3,147
Real estate - non-farm, non-residential:
Owner occupied	2	2,046

Total	5	$5,267

Note 4. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2011	2010

Land and improvements	$6,009	$5,176
Buildings and leasehold improvements	20,556	19,458
Furniture, fixtures and equipment	17,530	16,060
Construction in progress	94	2,257

	44,189	42,951
Less accumulated depreciation	(24,135)	(22,194)

Net balance	$20,054	$20,757

Depreciation and amortization of bank premises and equipment for the years ended December 31, 2011, 2010 and 2009 amounted to $2.3 million, $2.2 million and $2.3 million, respectively.

Note 5. Other Real Estate Owned (OREO)

At December 31, 2011 and 2010, OREO was $7.3 million and $11.6 million, respectively. OREO is primarily comprised of residential properties, residential lots, raw land and non-residential properties associated with commercial relationships, and is located primarily in the Commonwealth of Virginia. Changes in the balance for OREO for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
(dollars in thousands)	2011	2010

Balance at the beginning of year, gross	$12,545	$4,136
Transfers from loans	4,180	10,998
Capitalized costs	346	337
Sales proceeds	(6,644)	(2,904)
Previously recognized impairment losses on disposition	(911)	—
(Loss) on disposition	(787)	(22)

Balance at the end of year, gross	8,729	12,545
Less valuation allowance	(1,403)	(928)

Balance at the end of year, net	$7,326	$11,617

Changes in the valuation allowance for OREO are as follows:

	December 31,
(dollars in thousands)	2011	2010	2009

Balance at the beginning of year	$928	$—	$229
Valuation allowance	1,386	928	—
Charge-offs	(911)	—	(229)
Recoveries	—	—	—

Balance at the end of year	$1,403	$928	$—

Expenses applicable to OREO, other than the valuation allowance, were $769 thousand, $373 thousand and $227 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6. Deposits

Interest-bearing deposits consist of the following:

	December 31,
(dollars in thousands)	2011	2010

Demand deposits	$222,622	$240,330
Money market deposits	131,159	120,322
Savings deposits	82,562	77,176
Time deposits:
Time deposits $100,000 and over	140,103	161,288
Other time deposits	149,866	171,908

Total interest-bearing deposits	$726,312	$771,024

A summary of interest expense by deposit category for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31,
(dollars in thousands)	2011	2010	2009

Demand deposits	$1,908	$2,885	$2,815
Money market deposits	1,254	1,276	1,367
Savings deposits	441	472	540
Time deposits	5,912	7,679	13,519

Total	$9,515	$12,312	$18,241

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(dollars in thousands)

2012	$160,579
2013	61,773
2014	34,643
2015	18,958
2016	14,016

$289,969

Overdrawn demand deposit accounts totaling $114 thousand at December 31, 2011 and $374 thousand at December 31, 2010 were reclassified from deposits to loans.

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

The tables below present selected information on federal funds purchased and repurchase agreements:

Federal funds purchased	December 31,	December 31,
(dollars in thousands)	2011	2010
Balance outstanding at year end	$—	$15
Maximum balance at any month end during the year	$2	$6,850
Average balance for the year	$57	$2,038
Weighted average rate for the year	0.86%	0.76%
Weighted average rate at year end	0.00%	1.02%

Repurchase agreements	December 31,	December 31,
(dollars in thousands)	2011	2010
Balance outstanding at year end	$4,003	$2,449
Maximum balance at any month end during the year	$4,984	$4,245
Average balance for the year	$3,072	$2,921
Weighted average rate for the year	1.11%	1.33%
Weighted average rate at year end	1.09%	1.34%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings:

Short-term borrowings	December 31,	December 31,
(dollars in thousands)	2011	2010
Balance outstanding at year end	$—	$25,000
Maximum balance at any month end during the year	$10,325	$25,000
Average balance for the year	$1,878	$1,767
Weighted average rate for the year	0.43%	0.51%
Weighted average rate at year end	0.00%	0.47%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at December 31, 2011 and 2010 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of December 31, 2011. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2012	$—	—	$94,000	4.18%
2013	10,000	2.42%	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $267.9 million at December 31, 2011. This line of credit totaled $172.5 million with approximately $49.5 million available at December 31, 2011. As of December 31, 2011 and 2010, loans with a carrying value of $300.1 million and $353.8 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined short-term and long-term borrowings outstanding under the FHLB line of credit were $117.5 million and $142.5 million as of December 31, 2011 and 2010, respectively.

Note 8. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2011 and 2010, the interest rate was 3.51% and 3.25%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2011 and 2010, all of the trust preferred securities qualified as Tier 1 capital.

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

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Company may not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 27 - Formal Written Agreement.

The Company received regulatory permission to pay the interest payment on its outstanding Junior Subordinated Notes regularly scheduled for March 2011. In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities.

Note 9. Employee Benefit Plans

Pension Plan

The Company has historically maintained a defined benefit pension plan covering substantially all of the Company’s employees. Benefits are based on years of service and the employee’s compensation during the last five years of employment. The Company’s funding policy has been to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future.

The plan was amended January 28, 2008 to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participants account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. The interest credit for the 2012 plan year will be approximately 0.76%.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

(dollars in thousands)	2011	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$11,127	$13,111	$12,828
Service cost	—	585	662
Interest cost	606	779	762
Actuarial (gain) loss	1,703	(46)	(420)
Benefits paid	(2,057)	(2,051)	(721)
Change in obligation due to plan change	135	(1,300)	—
Settlement loss	40	49	—

Benefit obligation at end of year	$11,554	$11,127	$13,111

Change in plan assets
Fair value of plan assets at beginning of year	$11,306	$11,996	$9,076
Actual return on plan assets	(202)	1,361	2,701
Employer contributions	—	—	940
Benefits paid	(2,057)	(2,051)	(721)

Fair value of plan assets at end of year	$9,047	$11,306	$11,996

Funded status at the end of year	$(2,507)	$179	$(1,115)

Amounts recognized in the consolidated balance sheets at December 31,
Other asset (liability)	$(2,507)	$179	$(1,115)

Amounts recognized in accumulated other comprehensive (income) loss
Net loss	$3,008	$204	$2,244
Prior service cost	135	—	95
Deferred income tax benefit	(1,061)	(62)	(811)

Amount recognized	$2,082	$142	$1,528

Components of net periodic benefit cost
Service cost	$—	$585	$662
Interest cost	606	779	762
Expected return on plan assets	(895)	(950)	(716)
Amortization of prior service cost due to curtailment	—	95	22
Recognized net loss due to settlement	34	276	—
Recognized net actuarial loss	—	57	211

Net periodic benefit cost	$(255)	$842	$941

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$2,805	$(2,041)	$(2,614)
Prior service cost	135	—	—
Amortization of prior service cost	—	(95)	(22)

Total recognized in other comprehensive (income) loss	$2,940	$(2,136)	$(2,636)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2,685	$(1,294)	$(1,695)

Weighted average assumptions for benefit obligation at end of year
Discount rate	4.50%	5.50%	6.00%
Rate of compensation increase	N/A	4.00%	4.00%

Weighted average assumptions for net periodic pension cost at end of year
Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected future interest crediting rate	3.00%	N/A	N/A

Accumulated Benefit Obligation	$11,554	$11,127	$11,034

Expected Long-Term Rate of Return on Assets

In consultation with its investment advisors and actuary, the Company’s plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was 5.50%, 6.00% and 6.00% in 2011, 2010 and 2009, respectively.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company made no contributions to the pension plan during 2011 or 2010, compared to $940 thousand in 2009. The Company has not determined at this time how much, if any, contributions to the plan will be for the year ended December 31, 2012.

Fair value is discussed in detail in Note 19. The fair value of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category are as follows:

Assets Measured at Fair Value at December 31, 2011 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	(dollars in thousands)
Assets
Cash and due from broker	$17	$—	$—	$17
Equity mutual funds (1)	6,937	—	—	6,937
Fixed income mutual funds (2)	2,093	—	—	2,093

Total assets at fair value	$9,047	$—	$—	$9,047

Assets Measured at Fair Value at December 31, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(dollars in thousands)
Assets
Cash and due from broker	$13	$—	$—	$13
Equity mutual funds (1)	8,897	—	—	8,897
Fixed income mutual funds (2)	2,396	—	—	2,396

Total assets at fair value	$11,306	$—	$—	$11,306

(1)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted-average asset allocations as of December 31, 2011 and 2010, by asset category are as follows:

	Plan Assets as of December 31,
Asset Category	2011	2010

Mutual Funds - Fixed Income	23%	21%
Mutual Funds - Equity	77%	79%

Total	100%	100%

The Company believes that the trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 25% fixed income and 75% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Company’s Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust. There is no Company common stock included in the Plan assets.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)

2012	$1,232
2013	684
2014	621
2015	717
2016	914
Years 2017 - 2021	4,163

Total	$8,331

401(k) Plan

The Company maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan allows for a maximum voluntary salary deferral up to the statutory limitations. All employees who have completed three calendar months of employment with the Company are eligible to participate on the first day of the fourth month following hire, after meeting eligibility requirements. The 401(k) Plan provides for a matching contribution, which equals 100% of the first 3% of the employee’s contributions and 50% of the next 3% of the employee’s contributions. At the option of the Compensation Committee, the Company may make an additional discretionary contribution after the end of each year to employees not previously grandfathered in the Pension Plan in an amount equal to 3% of the employee’s compensation (as described in plan documents). For matching and discretionary employer contributions, an employee is 100% vested after two years of service. The amounts charged to expense under the 401(k) Plan were $399 thousand, $448 thousand and $629 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not offer its stock as an investment option under the 401(k) Plan.

Deferred Compensation Plan

The Company has a Supplemental Executive Retirement Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As of December 31, 2011, the Company has entered into a deferred supplemental compensation agreement with only its Chief Executive Officer. Full vesting of benefits under the supplemental agreement occurs only at age 67, with partial vesting of approximately 5% for each year of service after age 52. Under the supplemental agreement, benefits are to be paid in equal monthly installments over a 15 year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15 year period after benefits have commenced. The deferred compensation expense for 2011, 2010 and 2009, based on the present value of the retirement benefits, was $68 thousand, $158 thousand and $0, respectively.

Note 10. Income Taxes

The current and deferred components of income tax (benefit) are as follows:

	December 31,
(dollars in thousands)	2011	2010	2009

Current	$233	$(2,056)	$(4,120)
Deferred	(444)	(4,906)	(1,736)

(Benefit from) income taxes	$(211)	$(6,962)	$(5,856)

A reconciliation between the (benefit from) income taxes and the amount computed by multiplying income by the current statutory federal income tax rate, for the years ended December 31, 2011, 2010 and 2009, respectively, is as follows:

	December 31,
(dollars in thousands)	2011	2010	2009

Income tax expense (benefit) at statutory rates	$533	$(6,025)	$(4,984)
Decrease due to:
Tax exempt income	(497)	(890)	(738)
Other	(247)	(47)	(134)

(Benefit from) income taxes	$(211)	$(6,962)	$(5,856)

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The most significant timing difference relates to the provision for loan losses.

Cumulative net deferred tax assets consist of the following components at December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$8,195	$8,598
Net operating loss carryforward	976	32
Tax credit carryforward	680	149
Impairment on securities	1,696	1,798
Interest on nonaccrual loans	458	538
Accrued benefit cost	1,061	62
Net unrealized loss on securities available for sale	—	1,113
Depreciation and amortization	40	243
Home equity line closing cost	122	121
Defined benefit plan	200	286
Deferred compensation	77	—
Accrued compensated absences	66	57
Other real estate owned	1,151	1,015
Other	113	91

Total deferred tax assets	14,835	14,103

Deferred tax liabilities:
FHLB dividend	(8)	(8)
Goodwill and other intangible assets	(1,767)	(1,384)
Net unrealized gain on securities available for sale	(770)	—
Other	(130)	(111)

Total deferred tax liabilities	(2,675)	(1,503)

Net deferred tax asset	$12,160	$12,600

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited prudent and feasible tax-planning strategies, such as, changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2011 and 2010 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $3.9 million and $4.1 million at December 31, 2011 and 2010, respectively, which are included in other assets on the accompanying consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Note 11. Earnings (Loss) Per Common Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on earnings (loss) per common share otherwise available to common shareholders for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011		2010		2009
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings (loss) per common share	6,007,743	$0.05	5,977,641	$(2.05)	5,941,242	$(1.73)
Effect of dilutive securities, stock options	—	—	—	—	—	—

Diluted earnings (loss) per common share	6,007,743	$0.05	5,977,641	$(2.05)	5,941,242	$(1.73)

Options to acquire 218,442, 251,317 and 276,967 shares of common stock were not included in computing diluted earnings (loss) per common share for the twelve months ended December 31, 2011, 2010 and 2009, respectively, because their effects were anti-dilutive.

Note 12. Related Party Transactions

During the year, officers, directors, principal stockholders, and their affiliates (related parties) were customers of and had transactions with the Company in the ordinary course of business. In management’s opinion, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to non-related customers and did not involve more than the normal risk of collectability or present other unfavorable features.

Loan activity to related parties is as follows:

(dollars in thousands)	2011	2010
Balance at beginning of year	$11,232	$10,242
Additional borrowings	3,358	4,552
Curtailments	(3,237)	(3,562)

Balance at end of year	$11,353	$11,232

At December 31, 2011 and 2010, there was approximately $2.2 million and $2.6 million, respectively, in available credit that the related parties could draw upon.

Deposits from related parties held by the Company at December 31, 2011 and 2010 amounted to $4.8 million and $4.9 million, respectively.

Note 13. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There are 95,813 shares still available to be granted as awards under the 2003 Plan.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. No awards have been issued under the 2007 Plan.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the years ended December 31, 2011, 2010 and 2009, stock option compensation expense was $92 thousand, $163 thousand and $216 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in 2011, 2010 or 2009.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2009	304,312	$20.87
Forfeited	(27,345)	19.79

Stock options outstanding at December 31, 2009	276,967	19.45
Forfeited	(25,830)	17.52

Stock options outstanding at December 31, 2010	251,137	19.68
Forfeited	(32,695)	18.51

Stock options outstanding at December 31, 2011	218,442	$19.86	3.61	$—

Stock options exercisable at December 31, 2011	191,192	$20.93	3.08	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of December 31, 2011, there was $30 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 9 months.

The table below summarizes information concerning stock options outstanding and exercisable at December 31, 2011:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$16.10	17,530	0.25 years	$16.10	17,530
$28.60	22,725	1.75 years	$28.60	22,725
$19.92	32,200	2.50 years	$19.92	32,200
$20.57	42,912	3.50 years	$20.57	42,912
$21.16	45,075	4.75 years	$21.16	45,075
$19.25	30,750	5.75 years	$19.25	30,750
$12.36	27,250	6.75 years	$—	—

$19.86	218,442	3.61 years	$20.93	191,192

The Company issued no restricted stock in 2011. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation limits and therefore prevented the employee from accruing or vesting in any portion of the award to date. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and in substantially the same form as previously awarded. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of these restricted stock awards is performance based and will vest on June 30, 2012 if, and only if, the year ended December 31, 2011 financial achievements of the Company meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group. Performance based vesting is based on a sliding scale at various levels for performance at or above the 50th percentile of the peer group performance.

For the years ended December 31, 2011, 2010 and 2009, restricted stock compensation expense was $18 thousand, $45 thousand and $32 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2011, 2010 and 2009, and changes during the years ended December 31, 2011, 2010 and 2009, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2009	13,500	$17.25
Granted	18,000	8.31
Vested	(1,300)	17.25
Forfeited	(1,800)	17.25

Nonvested as of December 31, 2009	28,400	13.47
Granted	8,000	3.75
Vested	(2,100)	12.99
Forfeited	(17,800)	11.88

Nonvested as of December 31, 2010	16,500	7.29
Vested	(1,600)	13.34
Forfeited	(400)	17.25

Nonvested as of December 31, 2011	14,500	$6.35

At December 31, 2011, there was $13 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based awards will vest. The total fair value of restricted stock awards vested during 2011, 2010 and 2009 was $4 thousand, $11 thousand and $9 thousand, respectively.

Note 14. Branch Acquisitions

On March 14, 2008, the Company purchased two branches from Millennium Bank, N. A. The purchase price of $8.5 million represented a 9.25% premium on the deposits assumed at the date of consummation.

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

Of the acquired intangible assets, $20 thousand was assigned to core deposit intangibles to be amortized over a period of 28.5 months. The accumulated core deposit intangibles, including previous branch acquisitions, were fully amortized as of December 31, 2010.

In addition, $1.6 million was assigned as a discount on the certificates of deposit (“CD”) assumed, while $438 thousand was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were 1.05 years and 7.0 years, respectively. The CD discount was fully amortized as of December 31, 2009. The unamortized balance of the loan premium was $203 thousand and $266 thousand at December 31, 2011 and 2010, respectively. The estimated aggregate loan premium amortization on a monthly basis for the remaining 39 month amortization period is $5 thousand.

Note 15. Commitments and Contingent Liabilities

In the normal course of business there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material losses as a result of these transactions. See Note 20 - Financial Instruments with Off-Balance Sheet Risk.

Note 16. Dividend Limitations

Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. Generally, the amount of dividends the Bank may pay to the Parent at any time, without prior approval, is limited to current year to date earnings as of the dividend date plus earnings retained for the two preceding years.

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities or preferred stock) without prior regulatory approval. See Note 27 - Formal Written Agreement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). For the Company, Tier 1 Capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets. For the Bank, Tier 1 Capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets. For the Company and the Bank, total capital consists of Tier 1 Capital and the allowable portion of the allowance for loan losses, excluding any investments in unconsolidated subsidiaries. Risk-weighted assets for the Company and the Bank were $714.3 million and $713.6 million, respectively at December 31, 2011 and $759.2 million and $758.5 million, respectively at December 31, 2010. Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. See Note 27 - Formal Written Agreement.

As of December 31, 2011, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

			Minimum Capital		Minimum To Be Well Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:	(dollars in thousands)
Total capital to risk weighted assets:
Company	$89,095	12.47%	$57,146	8.00%	N/A	N/A
Bank	84,908	11.90%	57,084	8.00%	$71,356	10.00%

Tier 1 capital to risk weighted assets:
Company	$80,212	11.23%	$28,573	4.00%	N/A	N/A
Bank	76,034	10.66%	28,542	4.00%	$42,813	6.00%

Tier 1 capital to average assets:
Company	$80,212	7.67%	$41,821	4.00%	N/A	N/A
Bank	76,034	7.27%	41,832	4.00%	$52,290	5.00%

As of December 31, 2010:	(dollars in thousands)
Total capital to risk weighted assets:
Company	$88,814	11.70%	$60,737	8.00%	N/A	N/A
Bank	83,355	10.99%	60,677	8.00%	$75,847	10.00%

Tier 1 capital to risk weighted assets:
Company	$79,827	10.51%	$30,368	4.00%	N/A	N/A
Bank	63,377	8.36%	30,339	4.00%	$45,508	6.00%

Tier 1 capital to average assets:
Company	$79,827	7.38%	$43,241	4.00%	N/A	N/A
Bank	63,377	5.86%	43,259	4.00%	$54,073	5.00%

Note 18. Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. This conversion is based on the average closing price of the Company’s common stock for the three trading days prior to each dividend record date. The DRIP also permits participants to make optional cash payments of up to $5 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. The shares are issued at market value without incurring brokerage commissions. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder.

Note 19. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•	Level 1 - Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets.

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of December 31, 2011.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Securities Available For Sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). The Company obtains a single quote for all securities. Quotes for most securities are provided by the Company’s securities accounting and safekeeping correspondent bank which uses Reuters for securities other than municipals for which they use a pricing matrix. The correspondent also uses securities trader quotations for a small number of securities. Securities pricing for a single pooled trust preferred senior security is provided through another correspondent by Moody’s Analytics. The Company does not adjust any quotes or prices provided by these third party sources. The Company performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$61,082	$—	$61,082
Agency mortgage-backed securities	—	41,063	—	41,063
Agency CMO securities	—	61,734	—	61,734
Non agency CMO securities	—	10,820	—	10,820
State and political subdivisions	—	60,732	—	60,732
Pooled trust preferred securities	—	602	—	602
FNMA and FHLMC preferred stock	—	186	—	186
Corporate securities	—	601	—	601

Total securities available for sale	$—	$236,820	$—	$236,820

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$23,829	$—	$23,829
SBA Pool securities	—	61,890	—	61,890
Agency mortgage-backed securities	—	46,284	—	46,284
Agency CMO securities	—	41,477	—	41,477
Non agency CMO securities	—	12,042	—	12,042
State and political subdivisions	—	57,346	—	57,346
Pooled trust preferred securities	—	571	—	571
FNMA and FHLMC preferred stock	—	89	—	89
Corporate securities	—	2,592	—	2,592

Total securities available for sale	$—	$246,120	$—	$246,120

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment of a financial asset).

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that some portion of the amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, and the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor or an appraisal is performed to determine current market value. The Company considers the value of a partially completed project for the Company’s loan analysis. For nonperforming construction loans, the Company obtains a valuation of each partially completed project “as is” from a third party appraiser. The Company uses this third party valuation to determine if any charge-offs are necessary.

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

Other Real Estate Owned. Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. The fair value of other real estate owned is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the other real estate is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings. The Company believes that the fair value component in the Company’s valuation of OREO follows the provisions of accounting standards.

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	(dollars in thousands)
Assets
Impaired loans	$—	$20,193	$820	$21,013
Other real estate owned	$—	$6,541	$785	$7,326

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(dollars in thousands)
Assets
Impaired loans	$—	$18,550	$2,136	$20,686
Other real estate owned	$—	$7,360	$4,257	$11,617

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and short-term investments	$12,676	$12,676	$12,533	$12,533
Interest bearing deposits with banks	11,890	11,890	10,298	10,298
Securities available for sale	236,820	236,820	246,120	246,120
Restricted securities	9,762	9,762	10,344	10,344
Loans, net	710,428	742,399	749,486	769,510
Accrued interest receivable	3,761	3,761	4,281	4,281

Financial Liabilities:
Noninterest-bearing demand deposits	$103,639	$103,639	$97,122	$97,122
Interest-bearing deposits	726,312	724,638	771,024	762,844
Short-term borrowings	4,003	4,003	27,464	27,464
Long-term borrowings	117,500	133,414	117,500	132,498
Trust preferred debt	10,310	10,310	10,310	10,310
Accrued interest payable	1,483	1,483	1,451	1,451

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of the Company’s normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. The Company attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. The Company monitors rates and maturities of assets and liabilities and attempt to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on it commitments in either 2011 or 2010.

The amounts of loan commitments and standby letters of credit are set out in the following table as of December 31, 2011 and 2010:

	December 31,
(dollars in thousands)	2011	2010

Loan commitments	$109,585	$121,167
Standby letters of credit	$5,972	$6,543

Note 21. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock to the Treasury for an aggregate purchase price of $24 million. This preferred stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9% starting at the beginning of the sixth year. As part of its purchase of the preferred stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. Under the agreement with the Treasury, the Company is subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent.

Accounting for the issuance of preferred stock included entries to the equity portion of the Company’s consolidated balance sheet to recognize preferred stock at the full amount of the issuance, the warrant and discount on preferred stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At the time of issuance that discount rate was determined to be 12%. The fair value of the warrant of $950 thousand was calculated using the Black-Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the preferred stock using a 12% discount rate was $14.4 million. The preferred stock discount determined by the allocation of discount to the warrant is being accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the preferred stock discount and the warrant as of January 9, 2009 is provided in the tables below:

Warrant Value	2009
Preferred	$24,000,000
Price	$9.63
Warrant - shares	373,832
Value per warrant	$2.54
Fair value of warrant	$949,533

NPV of Preferred Stock
@ 12% discount rate	(dollars in thousands)
		Relative	Relative
	Fair Value	Value %	Value
$24 million 1/09/2009
NPV of preferred stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481

	$15,396	100.0%	$24,000

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities or preferred stock) without prior regulatory approval. See Note 27 - Formal Written Agreement.

On February 15, 2012, the Company deferred its fifth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of December 31, 2011, the Company had accumulated $1.2 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) will have the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid.

Note 22. Related Party Leases

The Bank has entered into a long-term land lease with a related party to provide for space for one branch located in Hartfield, Virginia. This lease has been classified as an operating lease for financial reporting purposes. The term of the lease runs through May 31, 2013. Future minimum lease payments required over the remaining term of this non-cancelable operating lease total $11 thousand. Under the terms of the lease, the Bank has the option to extend the term for additional periods of ten years each. Total lease expense was $8 thousand for each of the years 2011, 2010 and 2009, respectively.

Until April 30, 2010, the Bank was under a long-term lease with a related party to provide for space for one branch located in Mechanicsville, Virginia. This lease was classified as an operating lease for financial reporting purposes. Total lease expense was $0, $26 thousand and $45 thousand for the years 2011, 2010 and 2009, respectively.

Note 23. Lease Commitments

The Company currently has long-term leases for five of its retail branches and one for a former retail branch. Five of the leases are for the retail branch buildings and one lease is for the land on which the Company owned retail branch is located. The leases provide for options to renew for various periods. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements.

(dollars in thousands)	Lease Payments

2012	$380
2013	337
2014	158
2015	90
2016	45

$1,010

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $413 thousand, $486 thousand and $484 thousand, respectively, and was included in occupancy and equipment expenses.

Note 24. Common Stock Repurchases

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2011, 2010 and 2009, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Preferred Stock under the Capital Purchase Program, as previously described, there were certain limitations on the Company’s ability to purchase its common stock prior to the earlier of January 9, 2012 or the date on which Treasury no longer holds any of the Preferred Stock. Prior to such time, the Company generally could not purchase any of its common stock without the consent of the Treasury. See Note 21 - Preferred Stock and Warrant.

On February 17, 2011, the Company entered into a written agreement with the FRB and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval. See Note 27 - Formal Written Agreement.

Note 25. Condensed Parent Company Only Financial Information

The condensed financial position as of December 31, 2011 and 2010 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2011, of Eastern Virginia Bankshares, Inc., parent company only, are presented below:

Condensed Balance Sheets

December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Assets
Cash on deposit with subsidiary	$3,899	$4,045
Subordinated debt in subsidiary	—	11,000
Investment in subsidiaries	102,111	85,358
Deferred income taxes, net	1,061	61
Prepaid benefit cost	—	1,021
Other assets	743	423

Total assets	$107,814	$101,908

Liabilities and Shareholders’ Equity
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	1,920	—
Other liabilities	461	180
Total shareholders’ equity	95,123	91,418

Total liabilities and shareholders’ equity	$107,814	$101,908

Condensed Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands)

	2011	2010	2009
Income:
Interest on deposit with subsidiary	$32	$36	$106
Interest on subordinated debt	321	770	1,376
Other	—	12	—

Total income	353	818	1,482

Expenses:
Interest on trust preferred debt	332	334	395
Professional fees	344	197	592
Marketing and advertising	—	—	79
Other	162	181	253

Total expenses	838	712	1,319

Income (loss) before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	(485)	106	163
Income tax expense (benefit)	(165)	36	55

Income (loss) before equity in undistributed net income (loss) of subsidiary	(320)	70	108
Equity in undistributed net income (loss) of subsidiary	2,097	(10,829)	(8,912)

Net income (loss)	$1,777	$(10,759)	$(8,804)

Condensed Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands)

	2011	2010	2009
Operating activities:
Net income (loss)	$1,777	$(10,759)	$(8,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net (income) loss of subsidiary	(2,097)	10,829	8,912
Stock based compensation	110	208	248
Net change in:
Other assets	(320)	(22)	876
Other liabilities	282	117	(12)

Net cash provided by (used in) operating activities	(248)	373	1,220

Investing activities:
Subordinated debt to subsidiary	11,000	2,000	—
Increase in investment in subsidiary	(11,000)	—	(20,000)

Net cash provided by (used in) investing activities	—	2,000	(20,000)

Financing activities:
Issuance of common stock under dividend reinvestment and employee stock plans	80	163	283
Issuance of preferred stock to U.S. Treasury	—	—	24,000
Director stock grant	22	43	54
Dividends paid - common	—	(715)	(1,838)
Dividends paid - preferred	—	(1,200)	(1,020)

Net cash provided by (used in) financing activities	102	(1,709)	21,479

Net increase (decrease) in cash on deposit with subsidiary	(146)	664	2,699
Cash on deposit with subsidiary, January 1	4,045	3,381	682

Cash on deposit with subsidiary, December 31	$3,899	$4,045	$3,381

Note 26. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for the years ended December 31, 2011 and 2010 is as follows:

	2011
(dollars in thousands, except per share data)	Fourth	Third	Second	First
Interest and dividend income	$11,783	$12,197	$12,860	$12,698
Interest expense	3,362	3,596	3,803	3,890

Net interest income	8,421	8,601	9,057	8,808
Provision for loan losses	3,650	1,650	1,500	2,000
Noninterest income	2,828	2,938	1,661	2,091
Noninterest expenses	7,045	9,385	9,109	8,500

Income before income taxes	554	504	109	399
Income tax expense (benefit)	(37)	15	(114)	(75)

Net income	$591	$489	$223	$474
Less: Effective dividend on preferred stock	374	374	374	374

Net income (loss) available to common shareholders	$217	$115	$(151)	$100

Income (loss) per common share: basic	$0.04	$0.02	$(0.03)	$0.02
diluted	$0.04	$0.02	$(0.03)	$0.02
Dividends per share, common	$—	$—	$—	$—

	2010
(dollars in thousands, except per share data)	Fourth	Third	Second	First
Interest and dividend income	$12,888	$13,568	$13,394	$13,660
Interest expense	4,197	4,428	4,447	4,650

Net interest income	8,691	9,140	8,947	9,010
Provision for loan losses	12,905	1,550	12,625	1,850
Noninterest income	1,778	4,004	3,067	2,093
Noninterest expenses	9,469	9,476	8,722	7,854

Income (loss) before income taxes	(11,905)	2,118	(9,333)	1,399
Income tax expense (benefit)	(4,193)	532	(3,366)	65

Net income (loss)	$(7,712)	$1,586	$(5,967)	$1,334
Less: Effective dividend on preferred stock	373	373	373	373

Net income (loss) available to common shareholders	$(8,085)	$1,213	$(6,340)	$961

Income (loss) per common share: basic	$(1.35)	$0.20	$(1.06)	$0.16
diluted	$(1.35)	$0.20	$(1.06)	$0.16
Dividends per share, common	$0.01	$0.01	$0.05	$0.05

Note 27. Formal Written Agreement

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and SCC under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a month as the remediation process progresses. Management believes, as of December 31, 2011, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.