Form 10-Q
period 2012-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2012-05-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2012 was 6,032,527.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Cash and due from banks	$12,755	$12,676
Interest bearing deposits with banks	20,213	11,890
Federal funds sold	504	—
Securities available for sale, at fair value	254,744	236,820
Restricted securities, at cost	9,762	9,762
Loans, net of allowance for loan losses of $23,141 and $24,102, respectively	698,011	710,428
Deferred income taxes, net	12,058	12,160
Bank premises and equipment, net	20,064	20,054
Accrued interest receivable	3,925	3,761
Other real estate owned, net of valuation allowance of $1,982 and $1,403, respectively	5,950	7,326
Goodwill	15,970	15,970
Other assets	21,838	22,187

Total assets	$1,075,794	$1,063,034

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$111,887	$103,639
Interest-bearing deposits	731,852	726,312

Total deposits	843,739	829,951
Federal funds purchased and repurchase agreements	2,144	4,003
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,531	1,483
Other liabilities	5,037	4,664

Total liabilities	980,261	967,911

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 6,032,527 and 6,025,478 including 14,500 nonvested shares in 2012 and 2011, respectively	12,036	12,022
Surplus	19,465	19,446
Retained earnings	40,104	39,365
Warrant	1,481	1,481
Discount on preferred stock	(529)	(604)
Accumulated other comprehensive (loss), net	(1,024)	(587)

Total shareholders’ equity	95,533	95,123

Total liabilities and shareholders’ equity	$1,075,794	$1,063,034

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Loans and fees on loans	$10,184	$10,856
Interest on investments:
Taxable interest income	934	1,388
Tax exempt interest income	345	382
Dividends	77	66
Interest on deposits with banks	14	6

Total interest and dividend income	11,554	12,698

Interest Expense
Deposits	1,819	2,621
Federal funds purchased and repurchase agreements	7	8
Short-term borrowings	—	6
Long-term borrowings	1,187	1,174
Trust preferred debt	91	81

Total interest expense	3,104	3,890

Net interest income	8,450	8,808
Provision for Loan Losses	2,900	2,000

Net interest income after provision for loan losses	5,550	6,808

Noninterest Income
Service charges and fees on deposit accounts	769	935
Debit/credit card fees	319	324
Gain on sale of available for sale securities, net	2,531	193
Gain on sale of bank premises and equipment	—	256
Other operating income	288	383

Total noninterest income	3,907	2,091

Noninterest Expenses
Salaries and employee benefits	3,900	4,090
Occupancy and equipment expenses	1,271	1,213
Telephone	307	265
FDIC expense	588	497
Consultant fees	174	274
Collection, repossession and other real estate owned	305	453
Marketing and advertising	242	211
Loss on sale of other real estate owned	73	247
Impairment losses on other real estate owned	615	152
Other operating expenses	1,076	1,098

Total noninterest expenses	8,551	8,500

Income before income taxes	906	399
Income Tax Expense (Benefit)	92	(75)

Net Income	$814	$474
Effective dividend on preferred stock	375	374

Net income available to common shareholders	$439	$100

Income per common share: basic	$0.07	$0.02
diluted	$0.07	$0.02

Dividends per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$814	$474
Other comprehensive income (loss), net of tax:
Unrealized securities gains arising during period (net of tax, $636 and $525, respectively)	1,233	1,020
Less: reclassification adjustment for securities gains included in net income (net of tax, $861 and $66, respectively)	(1,670)	(127)

Other comprehensive income (loss)	(437)	893

Comprehensive income	$377	$1,367

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)	$91,418
Net income for the three months ended March 31, 2011				474		474
Other comprehensive income					893	893
Preferred stock discount		74		(74)		—
Stock based compensation			32			32
Issuance of common stock under dividend reinvestment and employee stock plans	10	—	12	—	—	22

Balance, March 31, 2011	$11,964	$24,655	$19,346	$38,284	$(1,410)	$92,839

Balance, December 31, 2011	$12,022	$24,877	$19,446	$39,365	$(587)	$95,123
Net income for the three months ended March 31, 2012				814		814
Other comprehensive (loss)					(437)	(437)
Preferred stock discount		75		(75)		—
Stock based compensation			14			14
Issuance of common stock under dividend reinvestment and employee stock plans	14	—	5	—	—	19

Balance, March 31, 2012	$12,036	$24,952	$19,465	$40,104	$(1,024)	$95,533

(1)	For the purposes of this table, preferred stock includes the effect of the warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$814	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,900	2,000
Depreciation and amortization	547	519
Stock based compensation	14	32
Net amortization of premiums and accretion of discounts on securities available for sale	1,006	547
(Gain) realized on securities available for sale transactions, net	(2,531)	(193)
(Gain) on sale of bank premises and equipment	—	(256)
Loss on sale of other real estate owned	73	247
Impairment on other real estate owned	615	152
Loss on LLC investments	15	11
Deferred income taxes	327	(352)
Net change in:
Accrued interest receivable	(164)	49
Other assets	334	1,080
Accrued interest payable	48	(62)
Other liabilities	373	(465)

Net cash provided by operating activities	4,371	3,783

Investing Activities:
Purchase of securities available for sale	(106,824)	(13,892)
Purchases of bank premises and equipment	(557)	(1,276)
Improvements to other real estate owned	—	(150)
Net change in loans	9,286	5,827
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	11,060	28,422
Sales of securities available for sale	78,703	13,021
Sale of bank premises and equipment	—	299
Sale of other real estate owned	919	2,028

Net cash provided by (used in) investing activities	(7,413)	34,279

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	20,253	(10,704)
Time deposits	(6,465)	(7,913)
Federal funds purchased and repurchase agreements	(1,859)	14
Short-term borrowings	—	(19,500)
Issuance of common stock under dividend reinvestment and employee stock plans	19	22

Net cash provided by (used in) financing activities	11,948	(38,081)

Net increase (decrease) in cash and cash equivalents	8,906	(19)
Cash and cash equivalents, January 1	24,566	22,831

Cash and cash equivalents, March 31	$33,472	$22,812

Supplemental disclosure:
Interest paid	$3,056	$3,952
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$(662)	$1,352
Loans transferred to other real estate owned	$(231)	$(1,900)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2012 presentation. These reclassifications have no effect on previously reported net income.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the year.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company has adopted ASU 2011-04 and included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company has adopted ASU 2011-05 and included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU 2011-12 and included the required disclosures in its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
SBA Pool securities	$58,604	$556	$190	$58,970
Agency mortgage-backed securities	50,635	353	87	50,901
Agency CMO securities	84,147	540	160	84,527
Non agency CMO securities	8,794	19	32	8,781
State and political subdivisions	49,756	580	264	50,072
Pooled trust preferred securities	535	174	—	709
FNMA and FHLMC preferred stock	77	101	—	178
Corporate securities	592	14	—	606

Total	$253,140	$2,337	$733	$254,744

(dollars in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
SBA Pool securities	$60,873	$400	$191	$61,082
Agency mortgage-backed securities	40,470	595	2	41,063
Agency CMO securities	61,460	378	104	61,734
Non agency CMO securities	10,908	33	121	10,820
State and political subdivisions*	59,636	1,096	—	60,732
Pooled trust preferred securities	536	66	—	602
FNMA and FHLMC preferred stock	77	109	—	186
Corporate securities	594	7	—	601

Total	$234,554	$2,684	$418	$236,820

*	The combined unrealized loss on these securities was less than $1 thousand.

There are no securities classified as “Held to Maturity” or “Trading” at March 31, 2012 or December 31, 2011. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of March 31, 2012, that security has an estimated fair value that is $174 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at March 31, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,191	$5,237
Due after one year through five years	167,318	168,138
Due after five years through ten years	74,758	75,280
Due after ten years	5,873	6,089

Total	$253,140	$254,744

Proceeds from the sales of securities available for sale for the three months ended March 31, 2012 and 2011 were $78.7 million and $13.0 million, respectively. Net realized gains on the sales of securities available for sale for the three months ended March 31, 2012 and 2011 were $2.5 million and $193 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the three months ended March 31, 2012 and 2011 were $11.1 million and $28.4 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $93.6 million and an aggregate fair value of $94.3 million were pledged at March 31, 2012. Securities with an aggregate book value of $115.8 million and an aggregate fair value of $116.4 million were pledged at December 31, 2011.

Securities in an unrealized loss position at March 31, 2012, by duration of the period of the unrealized loss, are shown below:

	March 31, 2012
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
SBA Pool securities	$18,685	$190	$—	$—	$18,685	$190
Agency mortgage-backed securities	12,383	87	—	—	12,383	87
Agency CMO securities	25,250	160	—	—	25,250	160
Non agency CMO securities*	1,905	—	3,830	32	5,735	32
State and political subdivisions	15,558	264	—	—	15,558	264

Total	$73,781	$701	$3,830	$32	$77,611	$733

*	The combined unrealized loss (less than 12 months) on these securities was less than $1 thousand.

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

Based on the Company’s evaluation, management does not believe any unrealized loss at March 31, 2012, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At March 31, 2012, there are 45 debt securities with fair values totaling $77.6 million considered temporarily impaired. Of these debt securities, 42 with fair values totaling $73.8 million were in an unrealized loss position of less than 12 months and 3 with fair values totaling $3.8 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized. At March 31, 2012, there are no equity securities in an unrealized loss position.

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

As of March 31, 2012 and December 31, 2011, there were no corporate securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Three Months Ending March 31, 2012
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $7.4 million at March 31, 2012 and December 31, 2011, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock for parts of 2010 and because the FHLB generated positive net income for each quarterly period beginning January 1, 2010 and ending March 31, 2012, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$53,069	7.36%	$57,021	7.76%
Real estate - one to four family residential:
Closed end first and seconds	251,095	34.82%	253,465	34.51%
Home equity lines	103,233	14.32%	102,297	13.93%

Total real estate - one to four family residential	354,328	49.14%	355,762	48.44%
Real estate - multifamily residential	15,362	2.13%	13,035	1.77%
Real estate - construction:
One to four family residential	21,508	2.98%	21,212	2.89%
Other construction, land development and other land	36,646	5.08%	42,208	5.75%

Total real estate - construction	58,154	8.06%	63,420	8.64%
Real estate - farmland	5,535	0.77%	5,860	0.80%
Real estate - non-farm, non-residential:
Owner occupied	130,453	18.09%	135,294	18.42%
Non-owner occupied	77,508	10.75%	74,231	10.11%

Total real estate - non-farm, non-residential	207,961	28.84%	209,525	28.53%
Consumer	25,210	3.49%	28,355	3.86%
Other	1,533	0.21%	1,553	0.20%

Total loans	721,152	100.00%	734,531	100.00%

Less unearned income	—		(1)
Less allowance for loan losses	(23,141)		(24,102)

Loans, net	$698,011		$710,428

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$614	$45	$995	$1,654	$51,415	$53,069
Real estate - one to four family residential:
Closed end first and seconds	6,063	1,308	4,102	11,473	239,622	251,095
Home equity lines	1,328	200	359	1,887	101,346	103,233

Total real estate - one to four family residential	7,391	1,508	4,461	13,360	340,968	354,328
Real estate - multifamily residential	—	—	—	—	15,362	15,362
Real estate - construction:
One to four family residential	169	197	476	842	20,666	21,508
Other construction, land development and other land	—	8,167	582	8,749	27,897	36,646

Total real estate - construction	169	8,364	1,058	9,591	48,563	58,154
Real estate - farmland	—	—	199	199	5,336	5,535
Real estate - non-farm, non-residential:
Owner occupied	424	836	1,507	2,767	127,686	130,453
Non-owner occupied	168	451	1,525	2,144	75,364	77,508

Total real estate - non-farm, non-residential	592	1,287	3,032	4,911	203,050	207,961
Consumer	271	27	422	720	24,490	25,210
Other	14	—	—	14	1,519	1,533

Total loans	$9,051	$11,231	$10,167	$30,449	$690,703	$721,152

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$491	$963	$677	$2,131	$54,890	$57,021
Real estate - one to four family residential:
Closed end first and seconds	5,045	1,475	5,245	11,765	241,700	253,465
Home equity lines	545	275	514	1,334	100,963	102,297

Total real estate - one to four family residential	5,590	1,750	5,759	13,099	342,663	355,762
Real estate - multifamily residential	—	—	—	—	13,035	13,035
Real estate - construction:
One to four family residential	336	329	315	980	20,232	21,212
Other construction, land development and other land	48	—	3,965	4,013	38,195	42,208

Total real estate - construction	384	329	4,280	4,993	58,427	63,420
Real estate - farmland	—	—	190	190	5,670	5,860
Real estate - non-farm, non-residential:
Owner occupied	603	—	3,545	4,148	131,146	135,294
Non-owner occupied	442	—	1,835	2,277	71,954	74,231

Total real estate - non-farm, non-residential	1,045	—	5,380	6,425	203,100	209,525
Consumer	300	97	484	881	27,474	28,355
Other	—	14	—	14	1,539	1,553

Total loans	$7,810	$3,153	$16,770	$27,733	$706,798	$734,531

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans	$22,012	$30,293
Loans past due 90 days and accruing interest	409	168
Restructured loans (accruing)	3,997	5,517

At March 31, 2012 and December 31, 2011, there were approximately $9.7 million and $13.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at March 31, 2012 and December 31, 2011:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial, industrial and agricultural	$1,208	$634	$42	$43
Real estate - one to four family residential:
Closed end first and seconds	8,344	9,320	79	—
Home equity lines	639	1,059	49	55

Total real estate - one to four family residential	8,983	10,379	128	55
Real estate - construction:
One to four family residential	735	444	—	—
Other construction, land development and other land	1,755	5,293	—	—

Total real estate - construction	2,490	5,737	—	—
Real estate - farmland	—	190	199	—
Real estate - non-farm, non-residential:
Owner occupied	5,651	6,707	—	—
Non-owner occupied	2,795	5,730	—	—

Total real estate - non-farm, non-residential	8,446	12,437	—	—
Consumer	885	916	40	70

Total loans	$22,012	$30,293	$409	$168

The following table presents commercial loans by credit quality indicator at March 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$39,452	$7,705	$4,550	$283	$1,079	$53,069
Real estate - multifamily residential	14,221	1,141	—	—	—	15,362
Real estate - construction:
One to four family residential	19,219	678	757	174	680	21,508
Other construction, land development and other land	9,415	1,870	4,136	—	21,225	36,646

Total real estate - construction	28,634	2,548	4,893	174	21,905	58,154
Real estate - farmland	4,178	960	397	—	—	5,535
Real estate - non-farm, non-residential:
Owner occupied	90,666	16,843	13,862	75	9,007	130,453
Non-owner occupied	44,152	16,873	7,454	—	9,029	77,508

Total real estate - non-farm, non-residential	134,818	33,716	21,316	75	18,036	207,961

Total commercial loans	$221,303	$46,070	$31,156	$532	$41,020	$340,081

The following table presents commercial loans by credit quality indicator at December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate - multifamily residential	12,742	293	—	—	—	13,035
Real estate - construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate - construction	29,736	2,708	17,074	—	13,902	63,420
Real estate - farmland	4,492	354	1,014	—	—	5,860
Real estate - non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate - non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

At March 31, 2012 and December 31, 2011, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$237,327	$13,768	$251,095
Home equity lines	102,874	359	103,233

Total real estate - one to four family residential	340,201	14,127	354,328
Consumer	24,788	422	25,210
Other	1,033	500	1,533

Total consumer loans	$366,022	$15,049	$381,071

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2011:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$238,033	$15,432	$253,465
Home equity lines	101,783	514	102,297

Total real estate - one to four family residential	339,816	15,946	355,762
Consumer	27,794	561	28,355
Other	1,050	503	1,553

Total consumer loans	$368,660	$17,010	$385,670

The following table summarizes the activity in the Company’s allowance for loan losses for the periods presented:

(dollars in thousands)	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011	Three Months Ended March 31, 2011
Balance at beginning of period	$24,102	$25,288	$25,288
Provision charged against income	2,900	8,800	2,000
Recoveries of loans charged off	454	805	233
Loans charged off	(4,315)	(10,791)	(1,193)

Balance at end of period	$23,141	$24,102	$26,328

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge-offs	Recoveries	Provision	Ending Balance March 31, 2012
Commercial, industrial and agricultural	$4,389	$(228)	$379	$(296)	$4,244
Real estate - one to four family residential:
Closed end first and seconds	2,856	(350)	5	215	2,726
Home equity lines	278	(322)	—	428	384

Total real estate - one to four family residential	3,134	(672)	5	643	3,110
Real estate - multifamily residential	29	—	—	8	37
Real estate - construction:
One to four family residential	382	(4)	17	54	449
Other construction, land development and other land	6,861	(1,520)	—	(845)	4,496

Total real estate - construction	7,243	(1,524)	17	(791)	4,945
Real estate - farmland	15	—	—	(3)	12
Real estate - non-farm, non-residential:
Owner occupied	4,831	(508)	1	522	4,846
Non-owner occupied	3,172	(1,135)	—	2,699	4,736

Total real estate - non-farm, non-residential	8,003	(1,643)	1	3,221	9,582
Consumer	776	(224)	39	30	621
Other	513	(24)	13	13	515
Unallocated	—	—	—	75	75

Total	$24,102	$(4,315)	$454	$2,900	$23,141

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$792	$3,452	$4,244	$1,079	$51,990	$53,069
Real estate - one to four family residential:
Closed end first and seconds	1,045	1,681	2,726	9,204	241,891	251,095
Home equity lines	—	384	384	462	102,771	103,233

Total real estate - one to four family residential	1,045	2,065	3,110	9,666	344,662	354,328
Real estate - multifamily residential	—	37	37	—	15,362	15,362
Real estate - construction:
One to four family residential	170	279	449	680	20,828	21,508
Other construction, land development and other land	875	3,621	4,496	21,225	15,421	36,646

Total real estate - construction	1,045	3,900	4,945	21,905	36,249	58,154
Real estate - farmland	—	12	12	—	5,535	5,535
Real estate - non-farm, non-residential:
Owner occupied	1,320	3,526	4,846	9,007	121,446	130,453
Non-owner occupied	2,005	2,731	4,736	9,029	68,479	77,508

Total real estate - non-farm, non-residential	3,325	6,257	9,582	18,036	189,925	207,961
Consumer	—	621	621	—	25,210	25,210
Other	367	148	515	500	1,033	1,533
Unallocated	—	75	75	—	—	—

Total	$6,574	$16,567	$23,141	$51,186	$669,966	$721,152

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

The following is a summary of information pertaining to impaired loans as of and for the three months ended March 31, 2012 and as of and for the year ended December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011
Impaired loans without a specific reserve	$25,404	$18,097
Impaired loans with a specific reserve	25,782	27,363

Allowance related to impaired loans	$6,574	$6,350

Average balance of impaired loans	$52,562	$50,306

Interest income recognized and collected on impaired loans	$447	$2,051

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,079	$1,079	$—	$1,079	$792	$416	$8
Real estate - one to four family residential:
Closed end first and seconds	9,204	9,723	1,580	7,624	1,045	9,022	108
Home equity lines	462	662	462	—	—	1,113	3

Total real estate - one to four family residential	9,666	10,385	2,042	7,624	1,045	10,135	111
Real estate - construction:
One to four family residential	680	680	422	258	170	583	1
Other construction, land development and other land	21,225	22,530	19,163	2,062	875	20,840	142

Total real estate - construction	21,905	23,210	19,585	2,320	1,045	21,423	143
Real estate - non-farm, non-residential:
Owner occupied	9,007	11,375	2,361	6,646	1,320	11,237	82
Non-owner occupied	9,029	9,875	1,400	7,629	2,005	8,831	103

Total real estate - non-farm, non-residential	18,036	21,250	3,761	14,275	3,325	20,068	185
Consumer	—	—	—	—	—	19	—
Other	500	500	16	484	367	501	—

Total loans	$51,186	$56,424	$25,404	$25,782	$6,574	$52,562	$447

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate - one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate - construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate - construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate - non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate - non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

The following table presents, by class of loans, information related to loans modified as TDRs during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - construction:
One to four family residential	1	$131	$131

Total	1	$131	$131

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended March 31, 2012 and were modified as TDRs within the 12 months prior to default.

Note 4. Deferred Income Taxes

As of March 31, 2012 and December 31, 2011, the Company had recorded net deferred income tax assets of approximately $12.1 million and $12.2 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited prudent and feasible tax-planning strategies, such as, changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2012 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.6 million at March 31, 2012 and December 31, 2011, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011

Land and improvements	$6,009	$6,009
Buildings and leasehold improvements	20,368	20,556
Furniture, fixtures and equipment	17,898	17,530
Construction in progress	292	94

	44,567	44,189
Less accumulated depreciation	(24,503)	(24,135)

Net balance	$20,064	$20,054

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2012 and 2011 amounted to $547 thousand and $519 thousand, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2012 and the year ended December 31, 2011:

Federal funds purchased (dollars in thousands)	March 31, 2012	December 31, 2011
Balance outstanding at period end	$1	$—
Maximum balance at any month end during the period	$1	$2
Average balance for the period	$338	$57
Weighted average rate for the period	0.74%	0.86%
Weighted average rate at period end	1.00%	0.00%

Repurchase agreements (dollars in thousands)	March 31, 2012	December 31, 2011
Balance outstanding at period end	$2,143	$4,003
Maximum balance at any month end during the period	$2,296	$4,984
Average balance for the period	$2,446	$3,072
Weighted average rate for the period	0.99%	1.11%
Weighted average rate at period end	0.92%	1.09%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2012 and the year ended December 31, 2011:

Short-term borrowings (dollars in thousands)	March 31, 2012	December 31, 2011
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$10,325
Average balance for the period	$—	$1,878
Weighted average rate for the period	0.00%	0.43%
Weighted average rate at period end	0.00%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at March 31, 2012 and December 31, 2011 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of March 31, 2012. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2012	$—	—	$94,000	4.18%
2013	10,000	2.42%	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $265.4 million at March 31, 2012. This line of credit totaled $178.0 million with approximately $54.4 million available at March 31, 2012. As of March 31, 2012 and December 31, 2011, loans with a carrying value of $303.5 million and $300.1 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined long-term borrowings outstanding under the FHLB line of credit was $117.5 million at March 31, 2012 and December 31, 2011.

Note 7. Earnings Per Common Share

The following table shows the weighted average number of common shares used in computing earnings per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2012 and 2011. Potential dilutive common stock had no effect on earnings per common share otherwise available to common shareholders for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012		March 31, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	6,029,041	$0.07	5,995,907	$0.02
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	6,029,041	$0.07	5,995,907	$0.02

At March 31, 2012 and 2011, options to acquire 216,442 and 251,137 shares of common stock, respectively were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There are 97,813 shares still available to be granted as awards under the 2003 Plan.

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

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three months ended March 31, 2012 and 2011, stock option compensation expense was $11 thousand and $27 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2012 and 2011.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2012	218,442	$19.86
Forfeited	(2,000)	20.30

Stock options outstanding at March 31, 2012	216,442	$19.86	3.92	$—

Stock options exercisable at March 31, 2012	189,192	$20.94	3.40	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of March 31, 2012, there was $19 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 6 months.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2012:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable

$16.10	17,530	0.00 years	$16.10	17,530
$28.60	22,725	1.50 years	$28.60	22,725
$19.92	32,200	2.25 years	$19.92	32,200
$20.57	42,412	3.25 years	$20.57	42,412
$21.16	44,325	4.50 years	$21.16	44,325
$19.25	30,000	5.50 years	$19.25	30,000
$12.36	27,250	6.50 years	$—	—

$19.86	216,442	3.92 years	$20.94	189,192

For the three months ended March 31, 2012 and 2011, the Company issued no restricted stock. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation limits and therefore prevented the employee from accruing or vesting in any portion of the award to date. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and in substantially the same form as previously awarded. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of these restricted stock awards is performance based and will vest on June 30, 2012 if, and only if, the year ended December 31, 2011 financial achievements of the Company meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group. Performance based vesting is based on a sliding scale at various levels for performance at or above the 50th percentile of the peer group performance.

For the three months ended March 31, 2012 and 2011, restricted stock compensation expense was $3 thousand and $5 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012 is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2012	14,500	$6.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested as of March 31, 2012	14,500	$6.35

At March 31, 2012, there was $10 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares, and over the remaining vesting period for 1/3rd of the 2009 performance based shares. The Company assumes that only 1/3rd of the 2009 performance based awards will vest.

Note 9. Employee Benefit Plan – Pension

The Company has historically maintained a defined benefit pension plan. The plan was amended January 28, 2008 to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended on February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participants account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. The interest credit for the 2012 plan year will be approximately 0.76%. Components of net periodic pension cost (benefit) related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Components of Net Periodic Pension Cost (Benefit)
Interest cost	$123	$151
Expected return on plan assets	(169)	(224)
Amortization of prior service cost	2	—
Recognized net actuarial loss	31	—

Net periodic pension cost (benefit)	$(13)	$(73)

The Company made no contributions to the pension plan during 2011. The Company has not determined at this time how much, if any, contributions to the plan will be made for the year ended December 31, 2012.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2012.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	$000000000000	$000000000000	$000000000000	$000000000000
Assets Measured at Fair Value on a Recurring Basis at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$58,970	$—	$58,970
Agency mortgage-backed securities	—	50,901	—	50,901
Agency CMO securities	—	84,527	—	84,527
Non agency CMO securities	—	8,781	—	8,781
State and political subdivisions	—	50,072	—	50,072
Pooled trust preferred securities	—	709	—	709
FNMA and FHLMC preferred stock	—	178	—	178
Corporate securities	—	606	—	606

Total securities available for sale	$—	$254,744	$—	$254,744

	$000000000000	$000000000000	$000000000000	$000000000000
Assets Measured at Fair Value on a Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$61,082	$—	$61,082
Agency mortgage-backed securities	—	41,063	—	41,063
Agency CMO securities	—	61,734	—	61,734
Non agency CMO securities	—	10,820	—	10,820
State and political subdivisions	—	60,732	—	60,732
Pooled trust preferred securities	—	602	—	602
FNMA and FHLMC preferred stock	—	186	—	186
Corporate securities	—	601	—	601

Total securities available for sale	$—	$236,820	$—	$236,820

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that some portion of the amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed external appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. If a real estate loan becomes a nonperforming loan, and the valuation is over one year old, either an evaluation by an officer of the bank or an outside vendor or an appraisal is performed to determine current market value. The Company considers the value of a partially completed project for the loan analysis. For nonperforming construction loans, the Company obtains a valuation of each partially completed project “as is” from a third party appraiser. The Company uses this third party valuation to determine if any charge-offs are necessary.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	$000000000000	$000000000000	$000000000000	$000000000000
Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
	(dollars in thousands)
Assets
Impaired loans	$—	$17,932	$1,276	$19,208
Other real estate owned	$—	$5,413	$537	$5,950

	$000000000000	$000000000000	$000000000000	$000000000000
Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Impaired loans	$—	$20,193	$820	$21,013
Other real estate owned	$—	$6,541	$785	$7,326

For the three months ended March 31, 2012, the changes in Level 3 assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at March 31, 2012
(dollars in thousands)	Impaired Loans	Other Real Estate Owned

Balance - January 1, 2012	$820	$785
Sales proceeds	—	(203)
Valuation allowance	(162)	(23)
(Loss) on disposition	—	(22)
Transfers into Level 3	618	—

Balance - March 31, 2012	$1,276	$537

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2012:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$1,276	Discounted appraised value	Selling cost	10% -27% (14%)
			Discount for lack of marketability and age of appraisal	0% - 50% (27%)

Other real estate owned	$537	Discounted appraised value	Selling cost	0% - 10% (10%)
			Discount for lack of marketability and age of appraisal	13% -35% (16%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	$00000000000	$00000000000	$00000000000	$00000000000	$00000000000
		Fair Value Measurements at March 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
		(dollars in thousands)
Assets:
Cash and short-term investments	$13,259	$13,259	$—	$—	$13,259
Interest bearing deposits with banks	20,213	20,213	—	—	20,213
Securities available for sale	254,744	—	254,744	—	254,744
Restricted securities	9,762	—	9,762	—	9,762
Loans, net	698,011	—	731,032	1,276	732,308
Accrued interest receivable	3,925	—	3,925	—	3,925

Total	$999,914	$33,472	$999,463	$1,276	$1,034,211

Liabilities:
Noninterest-bearing demand deposits	$111,887	$—	$111,887	$—	$111,887
Interest-bearing deposits	731,852	—	729,219	—	729,219
Short-term borrowings	2,144	—	2,144	—	2,144
Long-term borrowings	117,500	—	132,715	—	132,715
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,531	—	1,531	—	1,531

Total	$975,224	$—	$987,806	$—	$987,806

	$00000000000	$00000000000	$00000000000	$00000000000	$00000000000
		Fair Value Measurements at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
		(dollars in thousands)
Assets:
Cash and short-term investments	$12,676	$12,676	$—	$—	$12,676
Interest bearing deposits with banks	11,890	11,890	—	—	11,890
Securities available for sale	236,820	—	236,820	—	236,820
Restricted securities	9,762	—	9,762	—	9,762
Loans, net	710,428	—	741,579	820	742,399
Accrued interest receivable	3,761	—	3,761	—	3,761

Total	$985,337	$24,566	$991,922	$820	$1,017,308

Liabilities:
Noninterest-bearing demand deposits	$103,639	$—	$103,639	$—	$103,639
Interest-bearing deposits	726,312	—	724,638	—	724,638
Short-term borrowings	4,003	—	4,003	—	4,003
Long-term borrowings	117,500	—	133,414	—	133,414
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,483	—	1,483	—	1,483

Total	$963,247	$—	$977,487	$—	$977,487

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

On February 15, 2012, the Company deferred its fifth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected as a portion of the effective dividend on preferred stock on the consolidated statements of income. As of March 31, 2012, the Company had accumulated $1.5 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) will have the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings to determine whether and how to exercise this right should the Company defer its sixth consecutive dividend payment. The Company has notified the Treasury that it is deferring the May 15, 2012 dividend on the preferred stock.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2012 and December 31, 2011, the interest rate was 3.42% and 3.51%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2012 and December 31, 2011, all of the trust preferred securities qualified as Tier 1 capital.

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

As of March 31, 2012, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the March 31, 2012 and December 31, 2011 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

As of March 31, 2012	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	12.62%	8.00%	N/A
Bank	12.07%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	11.38%	4.00%	N/A
Bank	10.83%	4.00%	6.00%

Leverage Ratio:
Company	7.73%	4.00%	N/A
Bank	7.35%	4.00%	5.00%

As of December 31, 2011	Actual Capital	Minimum Capital Requirements	Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	12.47%	8.00%	N/A
Bank	11.90%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	11.23%	4.00%	N/A
Bank	10.66%	4.00%	6.00%

Leverage Ratio:
Company	7.67%	4.00%	N/A
Bank	7.27%	4.00%	5.00%

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and SCC under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a month as the remediation process progresses. Management believes, as of March 31, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

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

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the 2011 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the payment of dividends or the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; and (ix) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. You should refer to risks detailed under Item 1A. “Risk Factors” included in the 2011 Form 10-K and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company completed the annual goodwill impairment test during the fourth quarter of 2011 and determined there was no impairment to be recognized in 2011. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

Retirement Plan

The Company has historically maintained a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended on February 28, 2011, to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. The interest credit for the 2012 plan year will be approximately 0.76%. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first quarter of 2012, the national and local economies showed limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. In spite of the protracted low-interest rate environment, during the first three months of 2012 the Company was able to maintain and improve its operating profitability with net operating income increasing by 72% when compared to the same period one year earlier. Even with these improvements, the Company’s earnings remain constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate. The Company’s number one initiative has been and will continue to be improvement in asset quality. The Company has been extremely aggressive in the liquidation of troubled credits and that approach is even more evident now with the overall reduction of nonperforming assets by 25% in the first quarter of 2012 through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting assets dispositions. The Company’s allowance for loan losses remains quite healthy producing a ratio of allowance for loan losses to nonperforming loans of 103.21% at March 31, 2012 compared to 79.12% at December 31, 2011. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at March 31, 2012 to 3.11%, compared to 4.15% at December 31, 2011. With a modest economic outlook consisting of slow growth, elevated unemployment and low interest rates in the near term the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

The Company’s results for the three months ended March 31, 2012 continue to be driven by the overall compression of its margins, the elevated levels of the provision for loan losses, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. In addition, sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the first quarter of 2012 generated gains of $2.5 million. The provision for loan losses during the first three months of 2012 was up from the same period 2011 levels primarily due to higher net charge-offs. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On February 15, 2012, the Company deferred its fifth consecutive dividend on the preferred stock issued to the Treasury. As of March 31, 2012, the Company had accumulated $1.5 million for dividends on the preferred stock. If dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) will have the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings to determine whether and how to exercise this right should the Company defer its sixth consecutive dividend payment. The Company has notified the Treasury that it is deferring the May 15, 2012 dividend on the preferred stock.

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the FRB and the SCC. The purpose of this agreement is to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. Among other things, the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and the SCC under the terms of the Written Agreement. The Company has established the RCOC to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a month as the remediation process progresses. Management believes, as of March 31, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

For the three months ended March 31, 2012, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $2.9 million compared to $2.0 million for the same period in 2011.

•	Net charge-offs of $3.9 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $9.4 million during the first quarter of 2012.

•	Gain on the sale of available for sale securities of $2.5 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $358 thousand from the same period in 2011.

•	Impairment losses of $615 thousand related to valuation adjustments on other real estate owned.

•	Losses of $73 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $588 thousand, compared to $497 thousand for the same period in 2011.

•	Expenses related to collection, repossession and other real estate owned of $305 thousand, compared to $453 thousand for the same period in 2011.

For the three months ended March 31, 2012 and 2011, the reported net income of $814 thousand and $474 thousand, respectively equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.17% for the three months ended March 31, 2012 which compares to ROA of 0.04% for the three months ended March 31, 2011.

•

On net income available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 2.44% for the three months ended March 31, 2012 which compares to ROE of 0.60% for the three months ended March 31, 2011.

•

On a per share basis, the diluted and basic income per common share (EPS) is $0.07 for the three months ended March 31, 2012 which compares to an EPS of $0.02 for the three months ended March 31, 2011.

Although the Company’s operating results improved for the three months ended March 31, 2012 as compared to the same period of 2011, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during the first three months of 2012 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three months ended March 31, 2012 were primarily driven by the overall compression of its margins, as yields on most segments of earning assets decreased, the elevated level of the provision for loan losses, gains generated by sales of available for sale securities, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio. The Company remains very diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Net interest income, on a fully tax equivalent basis, decreased $374 thousand or 4.2% to $8.6 million for the three months ended March 31, 2012, down from $9.0 million for the three months ended March 31, 2011. Total average earning assets decreased $18.4 million or 1.8% from $1.02 billion for the three months ended March 31, 2011 to $1.00 billion for the same period of 2012. Total average interest-bearing liabilities decreased $41.6 million or 4.6% from $900.4 million for the three months ended March 31, 2011 to $858.9 million for the same period of 2012. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, decreasing yields on the Company’s loan and investment portfolios and the Company’s desire to deploy excess liquidity through the expansion of its investment portfolio. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities other than long-term borrowings. These shifts resulted in a decrease of 11 basis points in our net interest margin from 3.57% for the three months ended March 31, 2011 to 3.46% for the same period of 2012. The percentage of average earning assets to total average assets increased slightly to 93.6% for the three months ended March 31, 2012, as compared to 93.0% for the same period in 2011.

Total interest income, on a fully tax equivalent basis, decreased $1.2 million from $12.9 million for the three months ended March 31, 2011 to $11.7 million for the same period of 2012. This was driven by a decline in the yield on interest earning assets from 5.12% for the three months ended March 31, 2011 to 4.70% for the same period of 2012, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $41.5 million from $771.7 million for the three months ended March 31, 2011 to $730.2 million for the same period of 2012. The yield on loans declined to 5.61% for the first three months of 2012 compared to 5.71% for the same period of 2011. This resulted in a $672 thousand drop in interest income generated by our largest earning asset category from the prior year’s income level to $10.2 million for quarter ended March 31,

2012 compared to $10.9 million for the same period in 2011. Interest income generated by the loan portfolio decreased due to weak loan demand, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs and payment curtailments on outstanding loans.

Average investment security balances increased $10.9 million from $236.4 million for the three months ended March 31, 2011 to $247.2 million for the same period in 2012. While the average investment securities balance increased, the yield on securities declined 99 basis points from 3.44% for the first quarter of 2011 to 2.45% for the first quarter of 2012. The lower yield resulted from investing in lower risk, shorter duration investments which had a corresponding lower yield in the first quarter of 2012. Average taxable investment securities increased $4.1 million from the first quarter of 2011 to the first quarter of 2012, but the yield declined from 2.98% for the three months ended March 31, 2011 to 1.94% for the same period in 2012, a drop of 104 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks increased $12.5 million from $11.2 million for the first three months of 2011 to $23.7 million for the same period 2012, while federal funds sold decreased $254 thousand to $181 thousand during the first quarter of 2012 compared to $435 thousand for the same period in 2011. This increase in excess funds was due to the difficulty in the low rate environment of strategically deploying excess liquidity including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our excess funds increased $12.3 million from the first quarter of 2011 to the first quarter of 2012.

Average interest bearing deposits decreased $36.7 million from $765.0 million for the first quarter of 2011 to $728.3 million for the first quarter of 2012. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to partially offset the corresponding decrease in our interest income. Our overall cost of funds decreased $786 thousand, as the total rate for average interest bearing deposits fell from 1.39% for the three months ended March 31, 2011 to 1.00% for the same period in 2012, a drop of 39 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the first quarter of 2011 to the same period in 2012 was in the money market deposits with an increase of $9.5 million in average balance and a corresponding rate decrease of 63 basis points from 1.21% to 0.58% from the first quarter of 2011 to the first quarter of 2012. The aggressively priced checking accounts (or “NOW accounts”) had a decrease of $9.5 million in average balance and a corresponding rate decrease of 38 basis points from 0.95% to 0.57% for the same periods. Average large dollar certificates decreased $18.9 million from $154.2 million during the first quarter of 2011 to $135.3 million during the first quarter of 2012 and the rate dropped 18 basis points from 1.98% in the first three months of 2011 to 1.80% for the same period in 2012. Other certificates average balance declined $23.0 million from $175.3 million during the first quarter of 2011 to $152.4 million for the same period in 2012, with a simultaneous 23 basis point drop in rate from 1.92% in the first three months of 2011 to 1.69% for the same period in 2012.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended March 31,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable, available for sale	$193,249	$934	1.94%	$189,101	$1,388	2.98%
Restricted securities	9,762	77	3.17%	10,344	66	2.59%
Tax exempt, available for sale (2)	44,220	497	4.52%	36,922	550	6.04%

Total securities	247,231	1,508	2.45%	236,367	2,004	3.44%
Interest bearing deposits in other banks	23,725	14	0.24%	11,204	6	0.22%
Federal funds sold	181	—	0.00%	435	—	0.00%
Loans, net of unearned income (3)	730,159	10,184	5.61%	771,684	10,856	5.71%

Total earning assets	1,001,296	11,706	4.70%	1,019,690	12,866	5.12%
Less allowance for loan losses	(24,540)			(26,535)
Total non-earning assets	93,231			102,812

Total assets	$1,069,987			$1,095,967

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$221,898	$316	0.57%	$231,386	$542	0.95%
Savings	83,348	62	0.30%	78,228	120	0.62%
Money market savings	135,366	194	0.58%	125,868	374	1.21%
Large dollar certificates of deposit (4)	135,289	607	1.80%	154,176	754	1.98%
Other certificates of deposit	152,368	640	1.69%	175,342	831	1.92%

Total interest-bearing deposits	728,269	1,819	1.00%	765,000	2,621	1.39%
Federal funds purchased and repurchase agreements	2,784	7	1.01%	2,543	8	1.28%
Short-term borrowings	—	—	0.00%	5,092	6	0.48%
Long-term borrowings	117,500	1,187	4.06%	117,500	1,174	4.05%
Trust preferred debt	10,310	91	3.55%	10,310	81	3.19%

Total interest-bearing liabilities	858,863	3,104	1.45%	900,445	3,890	1.75%
Noninterest-bearing liabilities
Demand deposits	108,176			99,448
Other liabilities	6,442			4,432

Total liabilities	973,481			1,004,325
Shareholders’ equity	96,506			91,642

Total liabilities and shareholders’ equity	$1,069,987			$1,095,967

Net interest income (2)		$8,602			$8,976

Interest rate spread (2)(5)			3.25%			3.37%
Interest expense as a percent of average earning assets			1.25%			1.55%
Net interest margin (2)(6)			3.46%			3.57%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $152 adjustment for 2012 and a $168 adjustment in 2011.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three months ended March 31, 2012 and 2011:

Table 2: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Service charges and fees on deposit accounts	$769	$935
Debit/credit card fees	319	324
Gain on sale of available for sale securities, net	2,531	193
Gain on sale of bank premises and equipment	—	256
Other operating income	288	383

Total noninterest income	$3,907	$2,091

Noninterest income for the three months ended March 31, 2012 was $3.9 million, an increase of $1.8 million or 86.8% over the noninterest income of $2.1 million for 2011. The increase in this component was caused by the following events:

•

Sales of available for sale securities generated gains of $2.5 million in the first quarter of 2012, an increase of $2.3 million or 1,211.4% over gains of $193 thousand in the first quarter of 2011. During the first quarter of 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s sources of taxable income. To implement this strategy the Company sold securities issued by state and political subdivisions during the first quarter of 2012. The Company will strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2012;

•

Service charges and fees on deposit accounts were $769 thousand in the first quarter of 2012, a decrease of $166 thousand or 17.8% over the $935 thousand in the first quarter of 2011, and were driven by a 23.6% decrease in non-sufficient funds (or “NSF”) fees;

•	The sale of our former Aylett branch office during the first quarter of 2011 generated a gain of $256 thousand, while no such gains were generated during the first quarter of 2012; and

•

Other operating income was $288 thousand in the first quarter of 2012, a decrease of $95 thousand or 24.8% over the $383 thousand in the first quarter of 2011, and was driven by a 33.7% decrease in title service income, a 24.4% decrease in investment services income, a 100% decrease in mortgage services income, a 100% decrease in OREO rental income and a 39.8% increase in write downs of our investments in community and housing development funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three months ended March 31, 2012 and 2011:

Table 3: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Salaries and employee benefits	$3,900	$4,090
Occupancy and equipment expenses	1,271	1,213
Telephone	307	265
FDIC expense	588	497
Consultant fees	174	274
Collection, repossession and other real estate owned	305	453
Marketing and advertising	242	211
Loss on sale of other real estate owned	73	247
Impairment losses on other real estate owned	615	152
Other operating expenses	1,076	1,098

Total noninterest expenses	$8,551	$8,500

Noninterest expense for the three months ended March 31, 2012 was $8.6 million, an increase of $51 thousand or 0.6% over the noninterest expense of $8.5 million for the same period of 2011. The increase in this component was caused by the following events:

•

Telephone expenses were $307 thousand for the first three months of 2012, an increase of $42 thousand or 15.8% over the $265 thousand for the same period of 2011. This increase was primarily driven by an increase in data circuit expenses;

•	FDIC expense, the Company’s cost for deposit insurance, was $588 thousand for the first three months of 2012, an increase of $91 thousand or 18.3% over the $497 thousand for the same period of 2011;

•

Consultant fees were $174 thousand for the first quarter of 2012, a decrease of $100 thousand or 36.5% over the $274 thousand for the first quarter of 2011. The decrease in these expenses was primarily due to lower costs in addressing weaknesses related to the Written Agreement;

•

Collection, repossession and other real estate owned expenses were $305 thousand for the first quarter of 2012, a decrease of $148 thousand or 32.7% over the $453 thousand for the first quarter of 2011. The decrease in these expenses was primarily due to the overall decrease in the carrying balance of OREO;

•

Marketing and advertising expenses were $242 thousand for the first quarter of 2012, an increase of $31 thousand or 14.7% over the $211 thousand for the first quarter of 2011. The increase in these expenses was primarily due to the timing of TV, newspaper and radio ads;

•	Losses on the sale of other real estate owned were $73 thousand in the first quarter of 2012, a decrease of $174 thousand over the losses of $247 thousand in the first quarter of 2011; and

•

Impairment losses related to valuation adjustments on other real estate owned were $615 thousand in the first quarter of 2012, an increase of $463 thousand over the losses of $152 thousand for the first three months of 2011, as real estate values in the Company’s market continue to remain depressed in the challenging economic environment and the Company continues to aggressively address other real estate owned as part of its overall credit quality initiative.

Income Taxes

The Company recorded income tax expense of $92 thousand for the three months ended March 31, 2012, compared to an income tax benefit of $75 thousand for the same period in 2011, reflecting a $167 thousand increase in income tax expense. The increase in income tax expense from the first three months of 2011 to the same period in 2012 was primarily the result of the Company’s pretax income increasing by approximately $507 thousand.

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

The Company assesses the appropriateness of the allowance for loan losses through management’s ongoing review and grading of the loan portfolio into criticized categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss), as well as an allocation methodology. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss experience (rolling five year average with weighting factors applied to more recent experience) and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Average loans outstanding*	$730,159	$771,684

Allowance for loan losses, January 1	$24,102	$25,288
Charge-offs:
Commercial, industrial and agricultural	(228)	(214)
Real estate - one to four family residential:
Closed end first and seconds	(350)	(334)
Home equity lines	(322)	—
Real estate - construction:
One to four family residential	(4)	(152)
Other construction, land development and other land	(1,520)	(213)
Real estate - non-farm, non-residential:
Owner occupied	(508)	(79)
Non-owner occupied	(1,135)	(50)
Consumer	(224)	(151)
Other	(24)	—

Total loans charged-off	(4,315)	(1,193)
Recoveries:
Commercial, industrial and agricultural	379	65
Real estate - one to four family residential:
Closed end first and seconds	5	129
Real estate - construction:
One to four family residential	17	1
Other construction, land development and other land	—	1
Real estate - non-farm, non-residential:
Owner occupied	1	—
Consumer	39	37
Other	13	—

Total recoveries	454	233

Net charge-offs	(3,861)	(960)
Provision for loan losses	2,900	2,000

Allowance for loan losses, March 31	$23,141	$26,328

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	3.21%	3.44%
Ratio of net charge-offs to average loans outstanding during the period	2.13%	0.50%

*	Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $2.9 million for the first three months of 2012 compared to $2.0 million for the same period of 2011. Net charge-offs for the three months ended March 31, 2012 were $3.9 million compared to $960 thousand for the same three month period in 2011. This represents 2.13% of average loans outstanding for the three months ending March 31, 2012 and 0.50% of average loans outstanding for the same period in 2011. The contribution to the provision in the first quarters of 2012 and 2011 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. Net charge-offs increased $2.9 million, or 302.2%, from the three months ended March 31, 2011 to the same period in 2012 as the Company aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at March 31, 2012 was $23.1 million, compared with $24.1 million at December 31, 2011. This represented 3.21% of period end loans at March 31, 2012 compared with 3.28% of year end loans at December 31, 2011.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2012		2011
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$4,244	7.36%	$4,389	7.76%
Real estate - one to four family residential:
Closed end first and seconds	2,726	34.82%	2,856	34.51%
Home equity lines	384	14.32%	278	13.93%
Real estate - multifamily residential	37	2.13%	29	1.77%
Real estate - construction:
One to four family residential	449	2.98%	382	2.89%
Other construction, land development and other land	4,496	5.08%	6,861	5.75%
Real estate - farmland	12	0.77%	15	0.80%
Real estate - non-farm, non-residential:
Owner occupied	4,846	18.09%	4,831	18.42%
Non-owner occupied	4,736	10.75%	3,172	10.11%
Consumer	621	3.49%	776	3.86%
Other	515	0.21%	513	0.20%

Total allowance for balance sheet loans	23,066	100.00%	24,102	100.00%

Unallocated	75		—

Total allowance for loan losses	$23,141		$24,102

(Percent is portfolio loans in category divided by total loans)

A tabular presentation(s) of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at March 31, 2012 and December 31, 2011 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of March 31, 2012, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2012 and the year ended December 31, 2011:

Table 6: Nonperforming Assets

(dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans*	$22,012	$30,293
Loans past due 90 days and accruing interest	409	168

Total nonperforming loans	22,421	30,461
Other real estate owned	5,950	7,326

Total nonperforming assets	$28,371	$37,787

Nonperforming assets to total loans and other real estate owned	3.90%	5.09%
Allowance for loan losses to nonaccrual loans	105.13%	79.56%
Net charge-offs to average loans for the period	2.13%	1.32%
Allowance for loan losses to period end loans	3.21%	3.28%

*	Includes $9.7 million and $13.4 million in nonaccrual TDRs at March 31, 2012 and December 31, 2011, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2012 and 2011:

Table 7: OREO Changes

	March 31,
(dollars in thousands)	2012	2011

Balance at the beginning of period, gross	$8,729	$12,545
Transfers from loans	231	1,900
Capitalized costs	—	150
Sales proceeds	(919)	(2,028)
Previously recognized impairment losses on disposition	(36)	(144)
(Loss) on disposition	(73)	(247)

Balance at the end of period, gross	7,932	12,176
Less valuation allowance	(1,982)	(936)

Balance at the end of period, net	$5,950	$11,240

The following table presents the change in the valuation allowance for OREO for the three months ended March 31, 2012 and 2011:

Table 8: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2012	2011

Balance at the beginning of period	$1,403	$928
Valuation allowance	615	152
Charge-offs	(36)	(144)
Recoveries	—	—

Balance at the end of period	$1,982	$936

Nonperforming assets were $28.4 million or 3.90% of total loans and other real estate owned at March 31, 2012 compared to $37.8 million or 5.09% at December 31, 2011. Although nonperforming assets began to trend downward during 2011 and decreased by $9.4 million during the first three months of 2012, this number increased from 2007 through 2010 as a result of the continued economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 105.13% of nonaccrual loans at March 31, 2012, compared to 79.56% at December 31, 2011. Nonperforming loans decreased $8.0 million or 26.4% during the three months ended March 31, 2012 to $22.4 million.

Nonaccrual loans were $22.0 million at March 31, 2012, a decrease of $8.3 million or 27.3% from $30.3 million at December 31, 2011. Of the current $22.0 million in nonaccrual loans, $19.9 million or 90.5% is secured by real estate in our market area. Of these real estate secured loans, $9.0 million are residential real estate, $2.5 million are real estate construction, and $8.4 million are commercial properties.

Loans past due 90 days and still accruing interest were $409 thousand at March 31, 2012, an increase of $241 thousand or 143.5% from $168 thousand at December 31, 2011. Of the current $409 thousand in loans past due 90 days and still accruing interest, $327 thousand or 80.0% is secured by real estate in our market area. Of these real estate secured loans, $128 thousand are residential real estate and $199 thousand is farmland.

Other real estate owned, net of valuation allowance at March 31, 2012 was $5.9 million, a decrease of $1.4 million or 18.8% from $7.3 million at December 31, 2011. The balance at March 31, 2012 was comprised of 17 properties of which $682 thousand are residential real estate, $4.7 million are real estate construction and $597 thousand are commercial properties. During the three months ended March 31, 2012, new foreclosures included two properties totaling $231 thousand transferred from loans. Sales of four other real estate owned properties for the three months ended March 31, 2012 resulted in a net loss of $73 thousand. At March 31, 2012, there were three properties totaling $1.0 million under contract for sale. Subsequent to March 31, 2012, one of the properties not under contract for sale at March 31, 2012 sold resulting in a loss of approximately $8 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $615 thousand in its consolidated statement of income for the three months ended March 31, 2012, due to valuation adjustments on other real estate owned properties as compared to $152 thousand for the same period in 2011. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $5.3 million, or 47.1%, decrease in other real estate owned from March 31, 2011 to March 31, 2012.

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

A tabular presentation(s) of loans individually evaluated for impairment by class of loans at March 31, 2012 and December 31, 2011 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At March 31, 2012, the balance of impaired loans was $51.2 million, for which there were specific valuation allowances of $6.6 million. At December 31, 2011, the balance of impaired loans was $45.5 million, for which there were specific valuation allowances of $6.4 million. The average balance of impaired loans was $52.6 million for the three months ended March 31, 2012, compared to $50.3 million for the year ended December 31, 2011. The Company’s balance of impaired loans has generally increased since 2008 as a result of the economic downturn which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at March 31, 2012 and December 31, 2011:

Table 9: Troubled Debt Restructurings (TDRs)

	March 31,	December 31,
(dollars in thousands)	2012	2011

Performing TDRs	$3,997	$5,517
Nonaccrual TDRs*	9,702	13,378

Total TDRs	$13,699	$18,895

*	Included in nonaccrual loans in Table 6: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At March 31, 2012, the Company had total assets of $1.08 billion compared to $1.06 billion at December 31, 2011. The slight increase was principally the result of increases in interest bearing deposits with banks, securities available for sale and deposits, and was partially offset by decreases in loans and borrowings as detailed in the following schedule.

Table 10: Balance Sheet Changes

(dollars in thousands)	March 31, 2012	December 31, 2011	Change $	Change %
Total assets	$1,075,794	$1,063,034	$12,760	1.2%
Securities available for sale	254,744	236,820	17,924	7.6%
Total loans	721,152	734,530	(13,378)	-1.8%
Deposits	843,739	829,951	13,788	1.7%
Borrowings	129,954	131,813	(1,859)	-1.4%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the FRB and repurchase agreements. The investment portfolio consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $254.7 million at March 31, 2012, reflecting an increase of $17.9 million or 7.6% from $236.8 million at December 31, 2011. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.1 million at March 31, 2012 compared with an unrealized gain, net of tax expense, of $1.5 million at December 31, 2011.

The increase in the investment portfolio during the first three months of 2012 was the result of our continued effort to restructure its composition, and to strategically deploy excess cash into investment securities as investment opportunities are available. In the first three months of 2012, management continued to allocate a greater portion of the investment portfolio to Agency mortgage-backed and Agency CMO securities which provide frequent, stable cash flows as well as a low risk weighting for regulatory capital adequacy. Additionally, in an effort to increase the Company’s sources of taxable income, management began to reduce the Company’s holdings of tax-exempt investment securities issued by state and political subdivisions, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of March 31, 2012 and December 31, 2011, our investment portfolio was 23.7% and 22.3% respectively of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $721.1 million at March 31, 2012, a decrease of $13.4 million or 1.8% from $734.5 million at December 31, 2011. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $843.7 million as of March 31, 2012, an increase of 1.7% or $13.7 million from $830.0 million as of December 31, 2011. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

	March 31,	December 31,
(dollars in thousands)	2012	2011	Change $	Change %
Noninterest-bearing deposits	$111,887	$103,639	$8,248	8.0%

Interest-bearing deposits:
Demand deposits	$230,280	$222,622	$7,658	3.4%
Money market deposits	134,235	131,159	3,076	2.3%
Savings deposits	83,832	82,562	1,270	1.5%
Time deposits	283,505	289,969	(6,464)	-2.2%

Total interest-bearing deposits	$731,852	$726,312	$5,540	0.8%

During the first three months of 2012, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing and noninterest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall increase in total deposits, which occurred in all deposit products with the exception of time deposits, during the three months ended March 31, 2012, is primarily the result of the weak economic recovery. The Company has observed its customers, including counties and municipalities, maintaining significant liquid cash reserves in order to deleverage and prevent operating shortfalls. While the Company believes that it offers competitive interest rates on all deposits products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or other investment vehicles. At March 31, 2012 and December 31, 2011, the Company had $31.4 million and $31.5 million in broker certificates of deposits.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $130.0 million at March 31, 2012, down $1.8 million or 1.4% from $131.8 million at December 31, 2011. The decrease in borrowings was due to a decrease in customer repurchase agreements during the first three months of 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As of March 31, 2012, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash, cash equivalents and federal funds sold totaled $33.5 million as of March 31, 2012 compared to $24.6 million as of December 31, 2011. At March 31, 2012, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $193.9 million or 18.0% of total assets, compared to $145.0 million or 13.6% of total assets at December 31, 2011.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $4.4 million, net cash used in investing activities was $7.4 million and net cash provided by financing activities was $11.9 million for the three months ended March 31, 2012. Combined, this contributed to an $8.9 million increase in liquidity for the three months ended March 31, 2012.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $178.0 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $68.8 million at March 31, 2012. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $69.8 million at March 31, 2012.

As of March 31, 2012, the Company was not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2012, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2012, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three months ended March 31, 2012 and 2011, no cash dividends have been paid from the Bank to the Company.

For the three months ended March 31, 2012 and 2011, the Company paid out no cash dividends to common shareholders.

The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. In connection with the Company’s participation in the Treasury’s Capital Purchase Program, there were limitations on the Company’s ability to pay quarterly common stock cash dividends in excess of $0.16 per share.

On February 15, 2012, the Company deferred its fifth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP. These accumulated dividends are reflected as a portion of the effective dividend on preferred stock on the consolidated statements of income. As of March 31, 2012, the Company had accumulated $1.5 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) will have the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right should the Company defer its sixth consecutive dividend payment. The Company has notified the Treasury that it is deferring the May 15, 2012 dividend on the preferred stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2012 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended March 31, 2012, the Company did not repurchase any of its common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.
(Registrant)

Date: May 15, 2012	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)