Form 10-Q
period 2012-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2012-08-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2012 was 6,069,551.

EASTERN VIRGINIA BANKSHARES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Cash and due from banks	$13,751	$12,676
Interest bearing deposits with banks	15,980	11,890
Federal funds sold	283	—
Securities available for sale, at fair value	254,665	236,820
Restricted securities, at cost	9,690	9,762
Loans, net of allowance for loan losses of $22,866 and $24,102, respectively	691,961	710,428
Deferred income taxes, net	11,698	12,160
Bank premises and equipment, net	19,797	20,054
Accrued interest receivable	3,931	3,761
Other real estate owned, net of valuation allowance of $1,936 and $1,403, respectively	7,226	7,326
Goodwill	15,970	15,970
Other assets	21,508	22,187

Total assets	$1,066,460	$1,063,034

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$116,132	$103,639
Interest-bearing deposits	715,980	726,312

Total deposits	832,112	829,951
Federal funds purchased and repurchase agreements	3,022	4,003
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,581	1,483
Other liabilities	5,005	4,664

Total liabilities	969,530	967,911

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000, issued and outstanding 6,063,545 and 6,025,478 including 40,300 and 14,500 nonvested shares in 2012 and 2011, respectively	12,046	12,022
Surplus	19,486	19,446
Retained earnings	40,877	39,365
Warrant	1,481	1,481
Discount on preferred stock	(454)	(604)
Accumulated other comprehensive (loss), net	(506)	(587)

Total shareholders’ equity	96,930	95,123

Total liabilities and shareholders’ equity	$1,066,460	$1,063,034

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$9,919	$11,048
Interest on investments:
Taxable interest income	1,200	1,552
Tax exempt interest income	66	191
Dividends	79	59
Interest on deposits with banks	12	10

Total interest and dividend income	11,276	12,860

Interest Expense
Deposits	1,702	2,524
Federal funds purchased and repurchase agreements	6	9
Short-term borrowings	—	2
Long-term borrowings	1,188	1,187
Trust preferred debt	89	81

Total interest expense	2,985	3,803

Net interest income	8,291	9,057
Provision for Loan Losses	1,258	1,500

Net interest income after provision for loan losses	7,033	7,557

Noninterest Income
Service charges and fees on deposit accounts	790	845
Debit/credit card fees	361	409
Gain on sale of available for sale securities, net	832	129
Other operating income	199	278

Total noninterest income	2,182	1,661

Noninterest Expenses
Salaries and employee benefits	3,814	4,022
Occupancy and equipment expenses	1,240	1,419
Telephone	269	321
FDIC expense	587	931
Consultant fees	212	319
Collection, repossession and other real estate owned	350	567
Marketing and advertising	179	215
Loss on sale of other real estate owned	44	48
Impairment losses on other real estate owned	292	77
Other operating expenses	1,137	1,190

Total noninterest expenses	8,124	9,109

Income before income taxes	1,091	109
Income Tax Expense (Benefit)	243	(114)

Net Income	$848	$223
Effective dividend on preferred stock	375	374

Net income (loss) available to common shareholders	$473	$(151)

Income (loss) per common share: basic and diluted	$0.08	$(0.03)
Dividends per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2012	2011
Net income	$848	$223
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $548 and $1,576, respectively)	1,068	3,059
Less: reclassification adjustment for securities gains included in net income (net of tax, $282 and $44, respectively)	(550)	(85)

Other comprehensive income	518	2,974

Comprehensive income	$1,366	$3,197

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$20,103	$21,904
Interest on investments:
Taxable interest income	2,134	2,940
Tax exempt interest income	411	573
Dividends	156	125
Interest on deposits with banks	26	16

Total interest and dividend income	22,830	25,558

Interest Expense
Deposits	3,521	5,145
Federal funds purchased and repurchase agreements	13	17
Short-term borrowings	—	8
Long-term borrowings	2,375	2,361
Trust preferred debt	180	162

Total interest expense	6,089	7,693

Net interest income	16,741	17,865
Provision for Loan Losses	4,158	3,500

Net interest income after provision for loan losses	12,583	14,365

Noninterest Income
Service charges and fees on deposit accounts	1,559	1,780
Debit/credit card fees	680	733
Gain on sale of available for sale securities, net	3,363	322
Gain on sale of bank premises and equipment	—	256
Other operating income	487	661

Total noninterest income	6,089	3,752

Noninterest Expenses
Salaries and employee benefits	7,714	8,112
Occupancy and equipment expenses	2,511	2,632
Telephone	576	586
FDIC expense	1,175	1,428
Consultant fees	386	593
Collection, repossession and other real estate owned	655	1,020
Marketing and advertising	421	426
Loss on sale of other real estate owned	117	295
Impairment losses on other real estate owned	907	229
Other operating expenses	2,213	2,288

Total noninterest expenses	16,675	17,609

Income before income taxes	1,997	508
Income Tax Expense (Benefit)	335	(189)

Net Income	$1,662	$697
Effective dividend on preferred stock	750	748

Net income (loss) available to common shareholders	$912	$(51)

Income (loss) per common share: basic and diluted	$0.15	$(0.01)

Dividends per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Net income	$1,662	$697
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $1,184 and $2,106, respectively)	2,301	4,079
Less: reclassification adjustment for securities gains included in net income (net of tax, $1,143 and $110, respectively)	(2,220)	(212)

Other comprehensive income	81	3,867

Comprehensive income	$1,743	$4,564

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2012 and 2011

(dollars in thousands)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)	$91,418
Net income for the six months ended June 30, 2011				697		697
Other comprehensive income					3,867	3,867
Preferred stock discount		148		(148)		—
Stock based compensation			65			65
Restricted common stock vested	1		(1)			—
Issuance of common stock under dividend reinvestment and employee stock plans	21	—	20	—	—	41

Balance, June 30, 2011	$11,976	$24,729	$19,386	$38,433	$1,564	$96,088

Balance, December 31, 2011	$12,022	$24,877	$19,446	$39,365	$(587)	$95,123
Net income for the six months ended June 30, 2012				1,662		1,662
Other comprehensive income					81	81
Preferred stock discount		150		(150)		—
Stock based compensation			27			27
Restricted common stock vested	1		(1)			—
Issuance of common stock under dividend reinvestment and employee stock plans	23	—	14	—	—	37

Balance, June 30, 2012	$12,046	$25,027	$19,486	$40,877	$(506)	$96,930

(1) For the purposes of this table, preferred stock includes the effect of the warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$1,662	$697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,158	3,500
Depreciation and amortization	1,072	1,186
Stock based compensation	27	65
Net amortization of premiums and accretion of discounts on securities available for sale	2,332	962
(Gain) realized on securities available for sale transactions, net	(3,363)	(322)
(Gain) on sale of bank premises and equipment	—	(256)
Loss on sale of other real estate owned	117	295
Impairment on other real estate owned	907	229
Loss on LLC investments	65	47
Deferred income taxes	421	(497)
Net change in:
Accrued interest receivable	(170)	23
Other assets	614	1,535
Accrued interest payable	98	(3)
Other liabilities	341	(337)

Net cash provided by operating activities	8,281	7,124

Investing Activities:
Purchase of securities available for sale	(165,448)	(44,213)
Purchase of restricted securities	(325)	(330)
Purchases of bank premises and equipment	(815)	(1,371)
Improvements to other real estate owned	—	(150)
Net change in loans	11,424	17,303
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	26,763	33,135
Sales of securities available for sale	121,993	45,539
Sale of restricted securities	397	427
Sale of bank premises and equipment	—	299
Sale of other real estate owned	1,961	3,232

Net cash provided by (used in) investing activities	(4,050)	53,871

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	13,321	(17,300)
Time deposits	(11,160)	(16,361)
Federal funds purchased and repurchase agreements	(981)	2,159
Short-term borrowings	—	(25,000)
Issuance of common stock under dividend reinvestment and employee stock plans	37	41

Net cash provided by (used in) financing activities	1,217	(56,461)

Net increase in cash and cash equivalents	5,448	4,534
Cash and cash equivalents, January 1	24,566	22,831

Cash and cash equivalents, June 30	$30,014	$27,365

Supplemental disclosure:
Interest paid	$5,991	$7,696
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$122	$5,858
Loans transferred to other real estate owned	$(2,885)	$(2,969)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2012 presentation. These reclassifications have no effect on previously reported net income

.

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

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	June 30, 2012
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
SBA Pool securities	$45,286	$891	$30	$46,147
Agency mortgage-backed securities	57,989	513	126	58,376
Agency CMO securities	81,520	556	446	81,630
Non agency CMO securities	7,699	23	14	7,708
State and political subdivisions	58,582	955	360	59,177
Pooled trust preferred securities	532	251	—	783
FNMA and FHLMC preferred stock	77	172	—	249
Corporate securities	592	3	—	595

Total	$252,277	$3,364	$976	$254,665

(dollars in thousands)	December 31, 2011
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
SBA Pool securities	$60,873	$400	$191	$61,082
Agency mortgage-backed securities	40,470	595	2	41,063
Agency CMO securities	61,460	378	104	61,734
Non agency CMO securities	10,908	33	121	10,820
State and political subdivisions*	59,636	1,096	—	60,732
Pooled trust preferred securities	536	66	—	602
FNMA and FHLMC preferred stock	77	109	—	186
Corporate securities	594	7	—	601

Total	$234,554	$2,684	$418	$236,820

* The combined unrealized loss on these securities was less than $1 thousand.

There are no securities classified as “Held to Maturity” or “Trading” at June 30, 2012 or December 31, 2011. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of June 30, 2012, that security has an estimated fair value that is $251 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at June 30, 2012, by the earlier of contractual maturity or expected maturity, are shown below .. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,587	$8,545
Due after one year through five years	170,335	171,834
Due after five years through ten years	67,471	68,042
Due after ten years	5,884	6,244

\Total	$252,277	$254,665

Proceeds from the sales of securities available for sale for the six months ended June 30, 2012 and 2011 were $122.0 million and $45.5 million, respectively. Net realized gains on the sales of securities available for sale for the six months ended June 30, 2012 and 2011 were $3.4 million and $322 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the six months ended June 30, 2012 and 2011 were $26.8 million and $33.1 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $90.8 million and an aggregate fair value of $91.5 million were pledged at June 30, 2012. Securities with an aggregate book value of $115.8 million and an aggregate fair value of $116.4 million were pledged at December 31, 2011.

Securities in an unrealized loss position at June 30, 2012, by duration of the period of the unrealized loss, are shown below:

	June 30, 2012
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
SBA Pool securities	$4,000	$30	$—	$—	$4,000	$30
Agency mortgage-backed securities	27,648	126	—	—	27,648	126
Agency CMO securities	32,647	446	—	—	32,647	446
Non agency CMO securities	1,590	4	1,936	10	3,526	14
State and political subdivisions	10,413	360	—	—	10,413	360

Total	$76,298	$966	$1,936	$10	$78,234	$976

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

Based on the Company’s evaluation, management does not believe any unrealized loss at June 30, 2012, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At June 30, 2012, there are 46 debt securities with fair values totaling $78.2 million considered temporarily impaired. Of these debt securities, 44 with fair values totaling $76.3 million were in an unrealized loss position of less than 12 months and 2 with fair values totaling $1.9 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized. At June 30, 2012, there are no equity securities in an unrealized loss position.

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

As of June 30, 2012 and December 31, 2011, there were no corporate securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Six Months Ending June 30, 2012
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $7.3 million and $7.4 million at June 30, 2012 and December 31, 2011, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010 and ending June 30, 2012, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$61,336	8.58%	$57,021	7.76%
Real estate—one to four family residential:
Closed end first and seconds	246,450	34.47%	253,465	34.51%
Home equity lines	101,975	14.27%	102,297	13.93%

Total real estate—one to four family residential	348,425	48.74%	355,762	48.44%
Real estate—multifamily residential	15,982	2.24%	13,035	1.77%
Real estate—construction:
One to four family residential	22,595	3.16%	21,212	2.89%
Other construction, land development and other land	34,115	4.77%	42,208	5.75%

Total real estate—construction	56,710	7.93%	63,420	8.64%
Real estate—farmland	8,400	1.18%	5,860	0.80%
Real estate—non-farm, non-residential:
Owner occupied	120,677	16.87%	135,294	18.42%
Non-owner occupied	75,797	10.60%	74,231	10.11%

Total real estate—non-farm, non-residential	196,474	27.47%	209,525	28.53%
Consumer	24,420	3.43%	28,355	3.86%
Other	3,080	0.43%	1,553	0.20%

Total loans	714,827	100.00%	734,531	100.00%

Less unearned income	—		(1)
Less allowance for loan losses	(22,866)		(24,102)

Loans, net	$691,961		$710,428

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$888	$19	$648	$1,555	$59,781	$61,336
Real estate—one to four family residential:
Closed end first and seconds	5,555	832	1,963	8,350	238,100	246,450
Home equity lines	614	164	372	1,150	100,825	101,975

Total real estate—one to four family residential	6,169	996	2,335	9,500	338,925	348,425
Real estate—multifamily residential	—	—	—	—	15,982	15,982
Real estate—construction:
One to four family residential	707	10	547	1,264	21,331	22,595
Other construction, land development and other land	—	—	410	410	33,705	34,115

Total real estate—construction	707	10	957	1,674	55,036	56,710
Real estate—farmland	31	—	—	31	8,369	8,400
Real estate—non-farm, non-residential:
Owner occupied	694	—	759	1,453	119,224	120,677
Non-owner occupied	37	—	706	743	75,054	75,797

Total real estate—non-farm, non-residential	731	—	1,465	2,196	194,278	196,474
Consumer	243	47	173	463	23,957	24,420
Other	—	—	—	—	3,080	3,080

Total loans	$8,769	$1,072	$5,578	$15,419	$699,408	$714,827

* For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$491	$963	$677	$2,131	$54,890	$57,021
Real estate—one to four family residential:
Closed end first and seconds	5,045	1,475	5,245	11,765	241,700	253,465
Home equity lines	545	275	514	1,334	100,963	102,297

Total real estate—one to four family residential	5,590	1,750	5,759	13,099	342,663	355,762
Real estate—multifamily residential	—	—	—	—	13,035	13,035
Real estate—construction:
One to four family residential	336	329	315	980	20,232	21,212
Other construction, land development and other land	48	—	3,965	4,013	38,195	42,208

Total real estate—construction	384	329	4,280	4,993	58,427	63,420
Real estate—farmland	—	—	190	190	5,670	5,860
Real estate—non-farm, non-residential:
Owner occupied	603	—	3,545	4,148	131,146	135,294
Non-owner occupied	442	—	1,835	2,277	71,954	74,231

Total real estate—non-farm, non-residential	1,045	—	5,380	6,425	203,100	209,525
Consumer	300	97	484	881	27,474	28,355
Other	—	14	—	14	1,539	1,553

Total loans	$7,810	$3,153	$16,770	$27,733	$706,798	$734,531

* For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans	$14,609	$30,293
Loans past due 90 days and accruing interest	336	168
Restructured loans (accruing)	4,332	5,517

At June 30, 2012 and December 31, 2011, there were approximately $9.3 million and $13.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at June 30, 2012 and December 31, 2011:

	Nonaccrual		Over 90 Days Past Due and Accruing
(dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial, industrial and agricultural	$715	$634	$—	$43
Real estate—one to four family residential:
Closed end first and seconds	6,769	9,320	—	—
Home equity lines	511	1,059	—	55

Total real estate—one to four family residential	7,280	10,379	—	55
Real estate—construction:
One to four family residential	1,044	444	—	—
Other construction, land development and other land	607	5,293	—	—

Total real estate—construction	1,651	5,737	—	—
Real estate—farmland	—	190	—	—
Real estate—non-farm, non-residential:
Owner occupied	3,597	6,707	326	—
Non-owner occupied	706	5,730	—	—

Total real estate—non-farm, non-residential	4,303	12,437	326	—
Consumer	660	916	10	70

Total loans	$14,609	$30,293	$336	$168

The following table presents commercial loans by credit quality indicator at June 30, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,492	$5,236	$3,135	$7,407	$1,066	$61,336
Real estate—multifamily residential	15,692	290	—	—	—	15,982
Real estate—construction:
One to four family residential	19,540	525	1,983	290	257	22,595
Other construction, land development and other land	8,165	1,860	3,269	—	20,821	34,115

Total real estate—construction	27,705	2,385	5,252	290	21,078	56,710
Real estate—farmland	7,187	960	253	—	—	8,400
Real estate—non-farm, non-residential:
Owner occupied	77,849	20,330	14,153	506	7,839	120,677
Non-owner occupied	46,122	15,077	6,251	74	8,273	75,797

Total real estate—non-farm, non-residential	123,971	35,407	20,404	580	16,112	196,474

Total commercial loans	$219,047	$44,278	$29,044	$8,277	$38,256	$338,902

The following table presents commercial loans by credit quality indicator at December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate—multifamily residential	12,742	293	—	—	—	13,035
Real estate—construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate—construction	29,736	2,708	17,074	—	13,902	63,420
Real estate—farmland	4,492	354	1,014	—	—	5,860
Real estate—non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate—non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

At June 30, 2012 and December 31, 2011, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate—one to four family residential:
Closed end first and seconds	$236,730	$9,720	$246,450
Home equity lines	100,429	1,546	101,975

Total real estate—one to four family residential	337,159	11,266	348,425
Consumer	24,218	202	24,420
Other	2,584	496	3,080

Total consumer loans	$363,961	$11,964	$375,925

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2011:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate—one to four family residential:
Closed end first and seconds	$238,033	$15,432	$253,465
Home equity lines	101,783	514	102,297

Total real estate—one to four family residential	339,816	15,946	355,762
Consumer	27,794	561	28,355
Other	1,050	503	1,553

Total consumer loans	$368,660	$17,010	$385,670

The following table summarizes the activity in the Company’s allowance for loan losses for the periods presented:

(dollars in thousands)	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$24,102	$25,288	$25,288
Provision charged against income	4,158	8,800	3,500
Recoveries of loans charged off	1,056	805	554
Loans charged off	(6,450)	(10,791)	(2,589)

Balance at end of period	$22,866	$24,102	$26,753

The following table presents a roll forward of the Company’s allowance for loan losses for the six months ended June 30, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge-offs	Recoveries	Provision	Ending Balance June 30, 2012
Commercial, industrial and agricultural	$4,389	$(834)	$391	$(315)	$3,631
Real estate—one to four family residential:
Closed end first and seconds	2,856	(783)	10	605	2,688
Home equity lines	278	(514)	—	872	636

Total real estate—one to four family residential	3,134	(1,297)	10	1,477	3,324
Real estate—multifamily residential	29	—	—	8	37
Real estate—construction:
One to four family residential	382	(4)	30	133	541
Other construction, land development and other land	6,861	(1,618)	1	(814)	4,430

Total real estate—construction	7,243	(1,622)	31	(681)	4,971
Real estate—farmland	15	—	—	1	16
Real estate—non-farm, non-residential:
Owner occupied	4,831	(852)	117	1,302	5,398
Non-owner occupied	3,172	(1,506)	409	2,341	4,416

Total real estate—non-farm, non-residential	8,003	(2,358)	526	3,643	9,814
Consumer	776	(291)	79	(64)	500
Other	513	(48)	19	89	573

Total	$24,102	$(6,450)	$1,056	$4,158	$22,866

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$361	$3,270	$3,631	$1,066	$60,270	$61,336
Real estate—one to four family residential:
Closed end first and seconds	933	1,755	2,688	7,757	238,693	246,450
Home equity lines	210	426	636	1,174	100,801	101,975

Total real estate—one to four family residential	1,143	2,181	3,324	8,931	339,494	348,425
Real estate—multifamily residential	—	37	37	—	15,982	15,982
Real estate—construction:
One to four family residential	169	372	541	257	22,338	22,595
Other construction, land development and other land	1,569	2,861	4,430	20,821	13,294	34,115

Total real estate—construction	1,738	3,233	4,971	21,078	35,632	56,710
Real estate—farmland	—	16	16	—	8,400	8,400
Real estate—non-farm, non-residential:
Owner occupied	1,759	3,639	5,398	7,839	112,838	120,677
Non-owner occupied	1,944	2,472	4,416	8,273	67,524	75,797

Total real estate—non-farm, non-residential	3,703	6,111	9,814	16,112	180,362	196,474
Consumer	1	499	500	29	24,391	24,420
Other	359	214	573	496	2,584	3,080

Total	$7,305	$15,561	$22,866	$47,712	$667,115	$714,827

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2011:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$—	$4,389	$4,389	$—	$57,021	$57,021
Real estate—one to four family residential:
Closed end first and seconds	1,215	1,641	2,856	10,187	243,278	253,465
Home equity lines	—	278	278	—	102,297	102,297

Total real estate—one to four family residential	1,215	1,919	3,134	10,187	345,575	355,762
Real estate—multifamily residential	—	29	29	—	13,035	13,035
Real estate—construction:
One to four family residential	96	286	382	551	20,661	21,212
Other construction, land development and other land	316	6,545	6,861	13,351	28,857	42,208

Total real estate—construction	412	6,831	7,243	13,902	49,518	63,420
Real estate—farmland	—	15	15	—	5,860	5,860
Real estate—non-farm, non-residential:
Owner occupied	2,990	1,841	4,831	12,023	123,271	135,294
Non-owner occupied	1,311	1,861	3,172	8,768	65,463	74,231

Total real estate—non-farm, non-residential	4,301	3,702	8,003	20,791	188,734	209,525
Consumer	42	734	776	77	28,278	28,355
Other	380	133	513	503	1,050	1,553

Total	$6,350	$17,752	$24,102	$45,460	$689,071	$734,531

The following is a summary of information pertaining to impaired loans as of and for the six months ended June 30, 2012 and as of and for the year ended December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Impaired loans without a specific reserve	$19,434	$18,097
Impaired loans with a specific reserve	$28,278	$27,363

Allowance related to impaired loans	$7,305	$6,350

Average balance of impaired loan	$51,001	$50,306

Interest income recognized and collected on impaired loans	$1,032	$2,051

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,066	$1,480	$413	$653	$361	$832	$24
Real estate—one to four family residential:
Closed end first and seconds	7,757	8,325	2,170	5,587	933	8,801	185
Home equity lines	1,174	1,374	458	716	210	1,109	20

Total real estate—one to four family residential	8,931	9,699	2,628	6,303	1,143	9,910	205
Real estate—construction:
One to four family residential	257	257	—	257	169	443	2
Other construction, land development and other land	20,821	21,970	14,301	6,520	1,569	20,822	435

Total real estate—construction	21,078	22,227	14,301	6,777	1,738	21,265	437
Real estate—non-farm, non-residential:
Owner occupied	7,839	9,281	1,386	6,453	1,759	9,866	167
Non-owner occupied	8,273	8,322	706	7,567	1,944	8,605	198

Total real estate—non-farm, non-residential	16,112	17,603	2,092	14,020	3,703	18,471	365
Consumer	29	29	—	29	1	24	1
Other	496	496	—	496	359	499	—

Total loans	$47,712	$51,534	$19,434	$28,278	$7,305	$51,001	$1,032

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate—one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate—construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate—construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate—non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate—non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

The following table presents, by class of loans, information related to loans modified as TDRs during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Commercial, industrial and agricultural	1	$66	$66
Real estate—one to four family residential:
Closed end first and seconds	2	730	729
Real estate—construction:
One to four family residential	1	240	240
Other construction, land development and other land	2	164	163

Total real estate—construction	3	404	403

Total	6	$1,200	$1,198

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Commercial, industrial and agricultural	1	$66	$66
Real estate—one to four family residential:
Closed end first and seconds	2	730	729
Real estate—construction:
One to four family residential	2	371	371
Other construction, land development and other land	2	164	163

Total real estate—construction	4	535	534

Total	7	$1,331	$1,329

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended June 30, 2012 and were modified as TDRs within the 12 months prior to default.

Note 4. Deferred Income Taxes

As of June 30, 2012 and December 31, 2011, the Company had recorded net deferred income tax assets of approximately $11.7 million and $12.2 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited prudent and feasible tax-planning strategies, such as, changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2012 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.7 million at June 30, 2012 and $2.6 million at December 31, 2011, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Land and improvements	$6,009	$6,009
Buildings and leasehold improvements	20,368	20,556
Furniture, fixtures and equipment	17,969	17,530
Construction in progress	479	94

	44,825	44,189
Less accumulated depreciation	(25,028)	(24,135)

Net balance	$19,797	$20,054

Depreciation and amortization of bank premises and equipment for the six months ended June 30, 2012 and 2011 amounted to $1.1 million and $1.2 million, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the six months ended June 30, 2012 and the year ended December 31, 2011:

Federal funds purchased (dollars in thousands)	June 30, 2012	December 31, 2011
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$2	$2
Average balance for the period	$288	$57
Weighted average rate for the period	0.75%	0.86%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements (dollars in thousands)	June 30, 2012	December 31, 2011
Balance outstanding at period end	$3,022	$4,003
Maximum balance at any month end during the period	$3,097	$4,984
Average balance for the period	$2,515	$3,072
Weighted average rate for the period	0.96%	1.11%
Weighted average rate at period end	0.92%	1.09%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the six months ended June 30, 2012 and the year ended December 31, 2011:

Short-term borrowings (dollars in thousands)	June 30, 2012	December 31, 2011
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$10,325
Average balance for the period	$193	$1,878
Weighted average rate for the period	0.42%	0.43%
Weighted average rate at period end	0.00%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at June 30, 2012 and December 31, 2011 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of June 30, 2012. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2012	$—	—	$94,000	4.18%
2013	10,000	2.42%	—	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $268.5 million at June 30, 2012. This line of credit totaled $186.6 million with approximately $62.2 million available at June 30, 2012. As of June 30, 2012 and December 31, 2011, loans with a carrying value of $305.2 million and $300.1 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined long-term borrowings outstanding under the FHLB line of credit was $117.5 million at June 30, 2012 and December 31, 2011.

Note 7. Earnings (Loss) Per Common Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2012 and 2011 .. Potential dilutive common stock had no effect on earnings (loss) per common share otherwise available to common shareholders for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per common share	6,035,393	$0.08	6,000,821	$(0.03)
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings (loss) per common share	6,035,393	$0.08	6,000,821	$(0.03)

	Six Months Ended
	June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per common share	6,032,217	$0.15	5,998,377	$(0.01)
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings (loss) per common share	6,032,217	$0.15	5,998,377	$(0.01)

At June 30, 2012 and 2011, options to acquire 186,962 and 239,692 shares of common stock, respectively were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There are 134,793 shares still available to be granted as awards under the 2003 Plan.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There are 366,000 shares still available to be granted as awards under the 2007 Plan.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and six months ended June 30, 2012, stock option compensation expense was $10 thousand and $21 thousand, respectively, compared to stock option compensation expense of $27 thousand and $55 thousand, respectively, for the three and six months ended June 30, 2011. Stock option compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the six months ended June 30, 2012 and 2011.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2012	218,442	$19.86
Forfeited	(31,480)	18.51

Stock options outstanding at June 30, 2012	186,962	$20.06	3.67	$—

Stock options exercisable at June 30, 2012	159,712	$21.37	3.15	$—

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of June 30, 2012, there was $9 thousand of unrecognized compensation expense related to stock options that will be recognized over the remaining requisite average service period of approximately 3 months.

The table below summarizes information concerning stock options outstanding and exercisable at June 30, 2012:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$ 28.60	20,275	1.25 years	$ 28.60	20,275
$ 19.92	29,700	2.00 years	$ 19.92	29,700
$ 20.57	38,912	3.00 years	$ 20.57	38,912
$ 21.16	40,825	4.25 years	$ 21.16	40,825
$ 19.25	30,000	5.25 years	$ 19.25	30,000
$ 12.36	27,250	6.25 years	$ —	—

$ 20.06	186,962	3.67 years	$ 21.37	159,712

For the three and six months ended June 30, 2012, the Company granted 34,000 shares of restricted stock to its executive officers in connection with TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. The Company issued no restricted stock for the three and six months ended June 30, 2011. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and otherwise in substantially the same form as previously awarded. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees who were not subject to the TARP executive compensation restrictions. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On June 30, 2012, any of these performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group.

For the three and six months ended June 30, 2012, restricted stock compensation expense was $3 thousand and $6 thousand, respectively, compared to restricted stock compensation expense of $5 thousand and $10 thousand, respectively, for the three and six months ended June 30, 2011. Restricted stock compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of June 30, 2012, and changes during the six months ended June 30, 2012 is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2012	14,500	$6.35
Granted	34,000	3.72
Vested	(700)	8.31
Forfeited	(7,500)	5.88

Nonvested as of June 30, 2012	40,300	$4.18

At June 30, 2012, there was $133 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

Note 9. Employee Benefit Plan—Pension

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$123	$151	$246	$302
Expected return on plan assets	(169)	(224)	(338)	(448)
Amortization of prior service cost	2	—	4	—
Recognized net actuarial loss	31	—	62	—

Net periodic pension cost (benefit)	$(13)	$(73)	$(26)	$(146)

The Company made no contributions to the pension plan during 2011. The Company has not determined at this time the amount of contributions, if any, that will be made to the plan for the year ending December 31, 2012.

Note 10. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•	Level 1—Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of June 30, 2012.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Securities Available For Sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). The Company obtains a single quote for all securities. Quotes for most securities are provided by the Company’s securities accounting and safekeeping correspondent bank which uses Reuters for securities other than municipals, for which they use a pricing matrix. The correspondent also uses securities trader quotations for a small number of securities. Securities pricing for a single pooled trust preferred senior security is provided through another correspondent by Moody’s Analytics. The Company does not adjust any quotes or prices provided by these third party sources. The Company performs a review of pricing data by comparing prices received from third party vendors to the previous month’s quote for the same security and evaluates any substantial changes.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$46,147	$—	$46,147
Agency mortgage-backed securities	—	58,376	—	58,376
Agency CMO securities	—	81,630	—	81,630
Non agency CMO securities	—	7,708	—	7,708
State and political subdivisions	—	59,177	—	59,177
Pooled trust preferred securities	—	783	—	783
FNMA and FHLMC preferred stock	—	249	—	249
Corporate securities	—	595	—	595

Total securities available for sale	$—	$254,665	$—	$254,665

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$61,082	$—	$61,082
Agency mortgage-backed securities	—	41,063	—	41,063
Agency CMO securities	—	61,734	—	61,734
Non agency CMO securities	—	10,820	—	10,820
State and political subdivisions	—	60,732	—	60,732
Pooled trust preferred securities	—	602	—	602
FNMA and FHLMC preferred stock	—	186	—	186
Corporate securities	—	601	—	601

Total securities available for sale	$—	$236,820	$—	$236,820

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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
	(dollars in thousands)
Assets
Impaired loans	$—	$15,933	$5,040	$20,973
Other real estate owned	$—	$6,714	$512	$7,226

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Impaired loans	$—	$20,193	$820	$21,013
Other real estate owned	$—	$6,541	$785	$7,326

For the six months ended June 30, 2012, the changes in Level 3 assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at June 30, 2012
(dollars in thousands)	Impaired Loans	Other Real Estate Owned
Balance—January 1, 2012	$820	$785
Sales proceeds	—	(205)
Valuation allowance	(214)	(23)
(Loss) on disposition	—	(45)
Transfers out of Level 3	(271)	—
Transfers into Level 3	4,705	—

Balance—June 30, 2012	$5,040	$512

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$5,040	Discounted appraised value	Selling cost	10% - 27% (12%)
			Discount for lack of marketability and age of appraisal	0% - 50% (18%)
Other real estate owned	$512	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	1% (1%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at June 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
		(dollars in thousands)
Assets:
Cash and short-term investments	$14,034	$14,034	$—	$—	$14,034
Interest bearing deposits with banks	15,980	15,980	—	—	15,980
Securities available for sale	254,665	—	254,665	—	254,665
Restricted securities	9,690	—	9,690	—	9,690
Loans, net	691,961	—	724,402	5,040	729,442
Accrued interest receivable	3,931	—	3,931	—	3,931

Total	$990,261	$30,014	$992,688	$5,040	$1,027,742

Liabilities:
Noninterest-bearing demand deposits	$116,132	$—	$116,132	$—	$116,132
Interest-bearing deposits	715,980	—	718,375	—	718,375
Short-term borrowings	3,022	—	3,022	—	3,022
Long-term borrowings	117,500	—	133,251	—	133,251
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,581	—	1,581	—	1,581

Total	$964,525	$—	$982,671	$—	$982,671

		Fair Value Measurements at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
		(dollars in thousands)
Assets:
Cash and short-term investments	$12,676	$12,676	$—	$—	$12,676
Interest bearing deposits with banks	11,890	11,890	—	—	11,890
Securities available for sale	236,820	—	236,820	—	236,820
Restricted securities	9,762	—	9,762	—	9,762
Loans, net	710,428	—	741,579	820	742,399
Accrued interest receivable	3,761	—	3,761	—	3,761

Total	$985,337	$24,566	$991,922	$820	$1,017,308

Liabilities:
Noninterest-bearing demand deposits	$103,639	$—	$103,639	$—	$103,639
Interest-bearing deposits	726,312	—	724,638	—	724,638
Short-term borrowings	4,003	—	4,003	—	4,003
Long-term borrowings	117,500	—	133,414	—	133,414
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,483	—	1,483	—	1,483

Total	$963,247	$—	$977,487	$—	$977,487

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

Note 11. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock to the Treasury for an aggregate purchase price of $24 million. This preferred stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9% starting at the beginning of the sixth year. As part of its purchase of the preferred stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. Under the agreement with the Treasury, the Company was subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent prior to January 9, 2012.

Accounting for the issuance of preferred stock included entries to the equity portion of the Company’s consolidated balance sheet to recognize preferred stock at the full amount of the issuance, the warrant and discount on preferred stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At the time of issuance, that discount rate was determined to be 12%. The fair value of the warrant of $950 thousand was calculated using the Black-Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the preferred stock using a

12% discount rate was $14.4 million. The preferred stock discount determined by the allocation of discount to the warrant is being accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the preferred stock discount and the warrant as of January 9, 2009 is provided in the tables below:

Warrant Value	2009
Preferred	$24,000,000
Price	$9.63
Warrant—shares	373,832
Value per warrant	$2.54
Fair value of warrant	$949,533

NPV of Preferred Stock
@ 12% discount rate	(dollars in thousands)
	Fair Value	Relative Value %	Relative Value
$24 million 1/09/2009
NPV of preferred stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481

	$15,396	100.0%	$24,000

On February 17, 2011, the Company entered into a written agreement with the Federal Reserve Bank of Richmond (“FRB”) and SCC. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 14—Formal Written Agreement.

On May 15, 2012, the Company deferred its sixth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of June 30, 2012, the Company had accumulated $1.8 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings to determine whether and how to exercise this right upon the Company deferring its sixth consecutive dividend payment, but to date the Treasury has not yet exercised this right. The Company has notified the Treasury that it is deferring the August 15, 2012 dividend on the preferred stock.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2012 and December 31, 2011, the interest rate was 3.42% and 3.51%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2012 and December 31, 2011, all of the trust preferred securities qualified as Tier 1 capital. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Capital Resources” for information on proposed changes to the regulatory capital treatment of trust preferred securities.

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

As of June 30, 2012, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the June 30, 2012 and December 31, 2011 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

As of June 30, 2012	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	13.00%	8.00%	N/A
Bank	12.46%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio:
Company	11.75%	4.00%	N/A
Bank	11.21%	4.00%	6.00%
Leverage Ratio:
Company	7.88%	4.00%	N/A
Bank	7.52%	4.00%	5.00%

As of December 31, 2011	Actual Capital	Minimum Capital Requirements	Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	12.47%	8.00%	N/A
Bank	11.90%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio:
Company	11.23%	4.00%	N/A
Bank	10.66%	4.00%	6.00%
Leverage Ratio:
Company	7.67%	4.00%	N/A
Bank	7.27%	4.00%	5.00%

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and SCC under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a month as the remediation process progresses. Management believes, as of June 30, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the payment of dividends or the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; and (xi) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our ability and efforts to assess, manage and improve our asset quality;

•	the strength of the economy in our target market area, as well as general economic, market, or business factors;

•

changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;

•	the effects of our adjustments to the composition of our investment portfolio;

•	the impact of government intervention in the banking business;

•	an insufficient allowance for loan losses;

•	our ability to meet the capital requirements of our regulatory agencies;

•	changes in laws, regulations and the policies of federal or state regulators and agencies;

•	adverse reactions in financial markets related to the budget deficit of the United States government;

•	changes in the interest rates affecting our deposits and our loans;

•	the loss of any of our key employees;

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

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first six months of 2012, the national and local economies showed limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. In spite of the protracted low-interest rate environment, during the second quarter and first six months of 2012 the Company was able to maintain and improve its operating profitability with net income increasing by 280% and 138%, respectively, when compared to the same periods one year earlier. Even with these improvements, the Company’s earnings remain constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate. The Company’s number one initiative has been and will continue to be improvement in asset quality. The Company has been aggressive in the liquidation of troubled credits and that approach continues to be quite evident with the overall reduction of nonperforming assets by 22% in the second quarter of 2012 and 41% year to date through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting assets dispositions. The Company’s allowance for loan losses remains quite healthy producing a ratio of allowance for loan losses to nonperforming loans of 152.99% at June 30, 2012 compared to 79.12% at December 31, 2011, and 103.21% at March 31, 2012. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at June 30, 2012 to 2.09%, compared to 4.15% at December 31, 2011 while also reducing our loans past due 30+ days as a percentage of net loans outstanding to a three year low of 2.17%. With a modest economic outlook consisting of slow growth, elevated unemployment and low interest rates in the near term the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

The Company’s results for the three and six months ended June 30, 2012 continue to be driven by the overall compression of its margins, the elevated levels of the provision for loan losses, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. In addition, sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the three and six months ended June 30, 2012 generated gains of $832 thousand and $3.4 million, respectively. Although lower quarter over quarter, the provision for loan losses during the first six months of 2012 was up from the same period in 2011 primarily due to higher net charge-offs. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On May 15, 2012, the Company deferred its sixth consecutive dividend on the preferred stock issued to the Treasury. As of June 30, 2012, the Company had accumulated $1.8 million for dividends on the preferred stock. If dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings to determine whether and how to exercise this right upon the Company deferring its sixth consecutive dividend payment, but to date the Treasury has not yet exercised this right. The Company has notified the Treasury that it is deferring the August 15, 2012 dividend on the preferred stock.

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the FRB and the SCC. The purpose of this agreement is to formally document the common goal of the Company, the

Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. Among other things, the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and the SCC under the terms of the Written Agreement. The Company has established the RCOC to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a month as the remediation process progresses. Management believes, as of June 30, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

For the three months ended June 30, 2012, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $1.3 million compared to $1.5 million for the same period in 2011.

•	Net charge-offs of $1.5 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $6.2 million during the second quarter of 2012.

•	Gain on the sale of available for sale securities of $832 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $766 thousand from the same period in 2011.

•	Impairment losses of $292 thousand related to valuation adjustments on other real estate owned.

•	Losses of $44 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $587 thousand, compared to $931 thousand for the same period in 2011.

•	Expenses related to collection, repossession and other real estate owned of $350 thousand, compared to $567 thousand for the same period in 2011.

For the three months ended June 30, 2012 and 2011, the reported net income of $848 thousand and $223 thousand, respectively, equate to the following performance metrics:

•

On net income (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of 0.18% for the three months ended June 30, 2012 which compares to ROA of (0.06%) for the three months ended June 30, 2011.

•

On net income (loss) available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 2.62% for the three months ended June 30, 2012 which compares to ROE of (0.86%) for the three months ended June 30, 2011.

•

On a per share basis, the diluted and basic income (loss) per common share (EPS) is $0.08 for the three months ended June 30, 2012 which compares to an EPS of ($0.03) for the three months ended June 30, 2011.

For the six months ended June 30, 2012, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $4.2 million compared to $3.5 million for the same period in 2011.

•	Net charge-offs of $5.4 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $15.6 million during the first six months of 2012.

•	Gain on sale of available for sale securities of $3.4 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $1.1 million from the same period in 2011.

•	Impairment losses of $907 thousand related to valuation adjustments on other real estate owned.

•	Losses of $117 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $1.2 million, compared to $1.4 million for the same period in 2011.

•	Expenses related to collection, repossession and other real estate owned of $655 thousand, compared to $1.0 million for the same period in 2011.

For the six months ended June 30, 2012 and 2011, the reported net income of $1.7 million and $697 thousand, respectively, equate to the following performance metrics:

•

On net income (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of 0.17% for the six months ended June 30, 2012 which compares to ROA of (0.01%) for the six months ended June 30, 2011.

•

On net income (loss) available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 2.53% for the six months ended June 30, 2012 which compares to ROE of (0.15%) for the six months ended June 30, 2011.

•

On a per share basis, the diluted and basic income (loss) per common share (EPS) is $0.15 for the six months ended June 30, 2012 which compares to an EPS of ($0.01) for the six months ended June 30, 2011.

Although the Company’s operating results improved for the three and six months ended June 30, 2012, as compared to the same periods of 2011, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during the first six months of 2012 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three and six months ended June 30, 2012 were primarily driven by the overall compression of its margins, as yields on most segments of earning assets decreased, the elevated level of the provision for loan losses, gains generated by sales of available for sale securities, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to June 30, 2012 demonstrating our positive asset quality progress. The Company remains very diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2012 and 2011.

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

Net interest income, on a fully tax equivalent basis, decreased $821 thousand or 9.0% to $8.3 million for the three months ended June 30, 2012, down from $9.1 million for the three months ended June 30, 2011. Total average earning assets decreased $2.2 million or 0.2% from $999.9 million for the three months ended June 30, 2011 to $997.7 million for the same period of 2012. Total average interest-bearing liabilities decreased $22.9 million or 2.6% from $873.5 million for the three months ended June 30, 2011 to $850.5 million for the same period of 2012. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, decreasing yields on the Company’s loan and investment portfolios and the Company’s desire to deploy excess liquidity through the expansion of its investment portfolio. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities other than long-term borrowings and trust preferred debt. These shifts resulted in a decrease of 32 basis points in our net interest margin from 3.67% for the three months ended June 30, 2011 to 3.35% for the same period of 2012. The percentage of average earning assets to total average assets increased slightly to 93.6% for the three months ended June 30, 2012, as compared to 93.1% for the same period of 2011.

Total interest income, on a fully tax equivalent basis, decreased $1.6 million from $12.9 million for the three months ended June 30, 2011 to $11.3 million for the same period of 2012. This was driven by a decline in the yield on interest earning assets from 5.19% for the three months ended June 30, 2011 to 4.56% for the same period of 2012, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $45.4 million from $763.3 million for the three months ended June 30, 2011 to $717.9 million for the same period of 2012. The yield on loans decreased to 5.56% for the second quarter of 2012 compared to 5.81% for the same period of 2011. This resulted in a $1.1 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $9.9 million for the quarter ended June 30, 2012 compared to $11.0 million for the same period in 2011. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs and payment curtailments on outstanding loans.

Average investment security balances increased $42.4 million from $221.4 million for the three months ended June 30, 2011 to $263.8 million for the same period in 2012. While the average investment securities balance increased, the yield on securities declined 132 basis points from 3.42% for the second quarter of 2011 to 2.10% for the second quarter of 2012. The lower yield resulted from investing in the second quarter of 2012 in lower risk, shorter duration securities which had corresponding lower yields in the second quarter of 2012. Average taxable investment securities increased $53.1 million from the second quarter of 2011 to the second quarter of 2012, but the yield on taxable securities declined from 3.23% for the three months ended June 30, 2011 to 1.96% for the same period in 2012, a drop of 127 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks increased $572 thousand from $15.1 million for the second quarter of 2011 to $15.7 million for the same period 2012, while average federal funds sold also increased $267 thousand to $443 thousand during the second quarter of 2012 compared to $176 thousand for the same period in 2011. This increase in excess funds was due to the difficulty in the low interest rate environment of strategically deploying excess liquidity including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our excess funds increased $839 thousand from the second quarter of 2011 to the second quarter of 2012.

Average interest bearing deposits decreased $20.4 million from $739.9 million for the second quarter of 2011 to $719.5 million for the second quarter of 2012. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $818 thousand, as the total rate for average interest-bearing deposits fell from 1.37% for the three months ended June 30, 2011 to 0.95% for the same period in 2012, a drop of 42 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts), money market and savings accounts. The largest increase from the second quarter of 2011 to the same period in 2012 was in our NOW accounts with an increase of $7.2 million in average balance and a corresponding rate decrease of 41 basis points from 0.98% to 0.57% from the second quarter of 2011 to the second quarter of 2012. Our savings deposits had an increase of $6.5 million in average balance and a corresponding rate decrease of 32 basis points from 0.62% to 0.30% for the same periods. Average large dollar certificates of deposit decreased $16.3 million from $148.1 million during the second quarter of 2011 to $131.8 million during the second quarter of 2012 and the rate dropped 16 basis points from 1.89% in the second quarter of 2011 to 1.73% for the same period in 2012. The average balance of other certificates of deposit declined $21.9 million from $170.1 million during the second quarter of 2011 to $148.3 million for the same period in 2012, with a simultaneous 27 basis point drop in rate from 1.88% in the second quarter of 2011 to 1.61% for the same period in 2012.

Net interest income, on a fully tax equivalent basis, decreased $1.2 million or 6.6% to $16.9 million for the six months ended June 30, 2012, down from $18.1 million for the six months ended June 30, 2011. Total average earning assets decreased $10.2 million or 1.0% from $1.0 billion for the six months ended June 30, 2011 to $999.5 million for the same period of 2012. Total average interest-bearing liabilities decreased $32.2 million or 3.6% from $886.9 million for the six months ended June 30, 2011 to $854.7 million for the same period of 2012. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, decreasing yields on the Company’s loan and investment portfolios and the Company’s desire to deploy excess liquidity through the expansion of its investment portfolio. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities other than long-term borrowings and trust preferred debt. These shifts resulted in a decrease of 22 basis points in our net interest margin from 3.62% for the six months ended June 30, 2011 to 3.40% for the same period of 2012. The percentage of average earning assets to total average assets increased slightly to 93.6% for the six months ended June 30, 2012, as compared to 93.1% for the same period of 2011.

Total interest income, on a fully tax equivalent basis, decreased $2.8 million from $25.8 million for the six months ended June 30, 2011 to $23.0 million for the same period of 2012. This was driven by a decline in the yield on interest earning assets from 5.15% for the six months ended June 30, 2011 to 4.63% for the same period of 2012, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $43.4 million from $767.5 million for the six months ended June 30, 2011 to $724.0 million for the same period of 2012. The yield on loans decreased to 5.58% for the first six months of 2012 compared to 5.76% for the same period of 2011. This resulted in a $1.8 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $20.1 million for the six months ended June 30, 2012 compared to $21.9 million for the same period in 2011. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs and payment curtailments on outstanding loans.

Average investment security balances increased $26.7 million from $228.8 million for the six months ended June 30, 2011 to $255.5 million for the same period in 2012. While the average investment securities balance increased, the yield on securities declined 116 basis points from 3.43% for the first six months of 2011 to 2.27% for the first six months of 2012. The lower yield resulted from investing in the first half of 2012 in lower risk, shorter duration securities which had corresponding lower yields in the first six months of 2012. Average taxable investment securities increased $28.6 million from the first six months of 2011 to the first six months of 2012, but the yield on taxable securities declined from 3.10% for the six months ended June 30, 2011 to 1.95% for the same period in 2012, a drop of 115 basis points.

Average interest bearing deposits in other banks increased $6.5 million from $13.2 million for the first six months of 2011 to $19.7 million for the same period 2012, while average federal funds sold also increased $7 thousand to $312 thousand during the first six months of 2012 compared to $305 thousand for the same period in 2011. This increase in excess funds was due to the difficulty in the low rate environment of strategically deploying excess liquidity including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our excess funds increased $6.5 million from the first six months of 2011 to the first six months of 2012.

Average interest bearing deposits decreased $28.5 million from $752.4 million for the first six months of 2011 to $723.9 million for the first six months of 2012. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $1.6 million, as the total rate for average interest-bearing deposits fell from 1.38% for the six months ended June 30, 2011 to 0.98% for the same period in 2012, a drop of 40 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the first six months of 2011 to the same period in 2012 was in our money market deposits with an increase of $6.8 million in average balance and a corresponding rate decrease of 67 basis points from 1.20% to 0.53% from the first six months of 2011 to the first six months of 2012. Our savings deposits had an increase of $5.8 million in average balance and a corresponding rate decrease of 32 basis points from 0.62% to 0.30% for the same periods. Average large dollar certificates of deposit decreased $17.6 million from $151.1 million during the first six months of 2011 to $133.5 million during the first six months of 2012 and the rate dropped 17 basis points from 1.94% in the first six months of 2011 to 1.77% for the same period in 2012. The average balance of other certificates of deposit declined $22.4 million from $172.7 million during the first six months of 2011 to $150.3 million for the same period in 2012, with a simultaneous 25 basis point drop in rate from 1.90% in the first six months of 2011 to 1.65% for the same period in 2012.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$245,880	$1,200	1.96%	$192,792	$1,552	3.23%
Restricted securities	9,566	79	3.32%	10,181	59	2.32%
Tax exempt, available for sale (2)	8,322	95	4.59%	18,425	275	5.99%

Total securities	263,768	1,374	2.10%	221,398	1,886	3.42%
Interest bearing deposits in other banks	15,665	12	0.31%	15,093	10	0.27%
Federal funds sold	443	—	0.00%	176	—	0.00%
Loans, net of unearned income (3)	717,860	9,919	5.56%	763,261	11,048	5.81%

Total earning assets	997,736	11,305	4.56%	999,928	12,944	5.19%
Less allowance for loan losses	(23,576)			(26,786)
Total non-earning assets	91,502			100,546

Total assets	$1,065,662			$1,073,688

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$226,727	$324	0.57%	$219,561	$536	0.98%
Savings	85,095	64	0.30%	78,595	121	0.62%
Money market savings	127,657	156	0.49%	123,586	371	1.20%
Large dollar certificates of deposit (4)	131,781	566	1.73%	148,065	697	1.89%
Other certificates of deposit	148,254	592	1.61%	170,126	799	1.88%

Total interest-bearing deposits	719,514	1,702	0.95%	739,933	2,524	1.37%
Federal funds purchased and repurchase agreements	2,822	6	0.86%	3,237	9	1.12%
Short-term borrowings	385	—	0.00%	2,496	2	0.32%
Long-term borrowings	117,500	1,188	4.07%	117,500	1,187	4.05%
Trust preferred debt	10,310	89	3.47%	10,310	81	3.15%

Total interest-bearing liabilities	850,531	2,985	1.41%	873,476	3,803	1.75%
Noninterest-bearing liabilities
Demand deposits	111,911			102,098
Other liabilities	6,673			4,081

Total liabilities	969,115			979,655
Shareholders’ equity	96,547			94,033

Total liabilities and shareholders’ equity	$1,065,662			$1,073,688

Net interest income (2)		$8,320			$9,141

Interest rate spread (2)(5)			3.15%			3.44%
Interest expense as a percent of average earning assets			1.20%			1.53%
Net interest margin (2)(6)			3.35%			3.67%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a

$29 adjustment for 2012 and a $84 adjustment in 2011.

(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

(dollars in thousands)

	Six Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$219,564	$2,134	1.95%	$190,957	$2,940	3.10%
Restricted securities	9,664	156	3.25%	10,262	125	2.46%
Tax exempt, available for sale (2)	26,271	591	4.52%	27,622	825	6.02%

Total securities	255,499	2,881	2.27%	228,841	3,890	3.43%
Interest bearing deposits in other banks	19,695	26	0.27%	13,159	16	0.25%
Federal funds sold	312	—	0.00%	305	—	0.00%
Loans, net of unearned income (3)	724,009	20,103	5.58%	767,450	21,904	5.76%

Total earning assets	999,515	23,010	4.63%	1,009,755	25,810	5.15%
Less allowance for loan losses	(24,058)			(26,661)
Total non-earning assets	92,367			101,672

Total assets	$1,067,824			$1,084,766

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$224,312	$641	0.57%	$225,441	$1,078	0.96%
Savings	84,221	125	0.30%	78,412	240	0.62%
Money market savings	131,511	349	0.53%	124,721	745	1.20%
Large dollar certificates of deposit (4)	133,535	1,173	1.77%	151,103	1,451	1.94%
Other certificates of deposit	150,313	1,233	1.65%	172,720	1,631	1.90%

Total interest-bearing deposits	723,892	3,521	0.98%	752,397	5,145	1.38%
Federal funds purchased and repurchase agreements	2,803	13	0.93%	2,892	17	1.19%
Short-term borrowings	193	—	0.00%	3,787	8	0.43%
Long-term borrowings	117,500	2,375	4.06%	117,500	2,361	4.05%
Trust preferred debt	10,310	180	3.51%	10,310	162	3.17%

Total interest-bearing liabilities	854,698	6,089	1.43%	886,886	7,693	1.75%
Noninterest-bearing liabilities
Demand deposits	110,043			100,780
Other liabilities	6,556			4,256

Total liabilities	971,297			991,922

Shareholders’ equity	96,527			92,844

Total liabilities and shareholders’ equity	$1,067,824			$1,084,766

Net interest income (2)		$16,921			$18,117

Interest rate spread (2)(5)			3.20%			3.40%
Interest expense as a percent of average earning assets			1.23%			1.54%
Net interest margin (2)(6)			3.40%			3.62%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $180 adjustment for 2012 and a $252 adjustment in 2011.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three and six months ended June 30, 2012 and 2011:

Table 2: Noninterest Income

	Three Months Ended June 30,
(dollars in thousands)	2012	2011
Service charges and fees on deposit accounts	$790	$845
Debit/credit card fees	361	409
Gain on sale of available for sale securities, net	832	129
Other operating income	199	278

Total noninterest income	$2,182	$1,661

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Service charges and fees on deposit accounts	$1,559	$1,780
Debit/credit card fees	680	733
Gain on sale of available for sale securities, net	3,363	322
Gain on sale of bank premises and equipment	—	256
Other operating income	487	661

Total noninterest income	$6,089	$3,752

Noninterest income for the three months ended June 30, 2012 was $2.2 million, an increase of $521 thousand or 31.4% over the noninterest income of $1.7 million for the same period of 2011. The increase in noninterest income was due to sales of available for sale securities, which generated gains of $832 thousand in the second quarter of 2012, an increase of $703 thousand or 545.0% over gains of $129 thousand in the second quarter of 2011. During the second quarter of 2012 the Company continued to strategically adjust the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the second quarter of 2012 and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. The Company will strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2012.

The increase in noninterest income for the three months ended June 30, 2012 was partially reduced by the following:

•

Debit/credit card fees were $361 thousand in the second quarter of 2012, a decrease of $48 thousand or 11.7% from $409 thousand in the second quarter of 2011, and were driven by a 13.6% decrease in debit card income; and

•

Other operating income was $199 thousand in the second quarter of 2012, a decrease of $79 thousand or 28.4% from $278 thousand in the second quarter of 2011, and was driven by a 23.9% decrease in investment services income, a 100% decrease in mortgage services income, a 100% decrease in OREO rental income and a 37.9% increase in write downs of our investments in community and housing development funds.

Noninterest income for the six months ended June 30, 2012 was $6.1 million, an increase of $2.3 million or 62.3% over the noninterest income of $3.8 million for the same period of 2011. The increase in noninterest income was due to sales of available for sale securities, which generated gains of $3.4 million in the first six months of 2012, an increase of $3.0 million or 944.4% over gains of $322 thousand in the first six months of 2011. As discussed above, during the first six months of 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the first six months of 2012 and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. The Company will strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2012.

The increase in noninterest income for the six months ended June 30, 2012 was partially reduced by the following:

•

Service charges and fees on deposit accounts were $1.6 million in the first six months of 2012, a decrease of $221 thousand or 12.4% from $1.8 million in the first six months of 2011, and were driven by a 19.0% decrease in non-sufficient funds (or “NSF”) fees;

•	The sale of our former Aylett branch office during the first quarter of 2011 generated a gain of $256 thousand, while no such gains were generated during the first six months of 2012; and

•

Other operating income was $487 thousand in the first six months of 2012, a decrease of $174 thousand or 26.3% from $661 thousand in the first six months of 2011, and was driven by a 24.2% decrease in investment services income, a 100% decrease in mortgage services income, a 100% decrease in OREO rental income and a 38.4% increase in write downs of our investments in community and housing development funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three and six months ended June 30, 2012 and 2011:

Table 3: Noninterest Expense

	Three Months Ended June 30,
(dollars in thousands)	2012	2011
Salaries and employee benefits	$3,814	$4,022
Occupancy and equipment expenses	1,240	1,419
Telephone	269	321
FDIC expense	587	931
Consultant fees	212	319
Collection, repossession and other real estate owned	350	567
Marketing and advertising	179	215
Loss on sale of other real estate owned	44	48
Impairment losses on other real estate owned	292	77
Other operating expenses	1,137	1,190

Total noninterest expenses	$8,124	$9,109

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Salaries and employee benefits	$7,714	$8,112
Occupancy and equipment expenses	2,511	2,632
Telephone	576	586
FDIC expense	1,175	1,428
Consultant fees	386	593
Collection, repossession and other real estate owned	655	1,020
Marketing and advertising	421	426
Loss on sale of other real estate owned	117	295
Impairment losses on other real estate owned	907	229
Other operating expenses	2,213	2,288

Total noninterest expenses	$16,675	$17,609

Noninterest expense for the three months ended June 30, 2012 was $8.1 million, a decrease of $985 thousand or 10.8% over the noninterest expense of $9.1 million for the same period of 2011. The decrease in this component was caused by the following events:

•

Occupancy and equipment expenses were $1.2 million for the second quarter of 2012, a decrease of $179 thousand or 12.6% from $1.4 million for the second quarter of 2011, and was driven by decreases in core IT service contracts and lower depreciation and amortization on equipment and software;

•

FDIC insurance expense was $587 thousand for the second quarter of 2012, a decrease of $344 thousand or 36.9% from $931 thousand for the second quarter of 2011. This decrease was due to modifications of the risk-based deposit insurance assessment system and the base assessment rates which began in the second quarter of 2011;

•

Consultant fees were $212 thousand for the second quarter of 2012, a decrease of $107 thousand or 33.5% from $319 thousand for the second quarter of 2011. The decrease in these expenses was primarily due to the lower costs in addressing weaknesses related to the Written Agreement; and

•

Collection, repossession and other real estate owned expenses were $350 thousand for the second quarter of 2012, a decrease of $217 thousand or 38.3% from $567 thousand for the second quarter of 2011. The decrease in these expenses was due to the overall decrease in the carrying balance of OREO from the second quarter of 2011 to the second quarter of 2012; and the Company’s efforts to focus resources internally to more efficiently manage collection and repossession activities.

The decreases in the above factors were partially offset by increased impairment losses related to valuation adjustments on OREO, as real estate values in the Company’s market continue to remain depressed in the challenging economic environment and the Company continues to aggressively address OREO as part of its overall credit quality initiative. Impairment losses related to valuation adjustments on OREO were $292 thousand for the second quarter of 2012, an increase of $215 thousand over the losses of $77 thousand for the second quarter of 2011.

Noninterest expense for the six months ended June 30, 2012 was $16.7 million, a decrease of $934 thousand or 5.3% over the noninterest expense of $17.6 million for the same period of 2011. The decrease in this component was caused by the following events:

•

FDIC insurance expense was $1.2 million for the first six months of 2012, a decrease of $253 thousand or 17.7% from $1.4 million for the first six months of 2011 and was due to the factors mentioned in the quarterly analysis above;

•

Consultant fees were $386 thousand for the first six months of 2012, a decrease of $207 thousand or 34.9% from $593 thousand for the first six months of 2011 and was due to the factor mentioned in the quarterly analysis above;

•

Collection, repossession and other real estate owned expenses were $655 thousand for the first six months of 2012, a decrease of $365 thousand or 35.8% from $1.0 million for the first six months of 2011 and was primarily due to the overall decrease in the carrying balance of OREO from the first half of 2011 to the first half of 2012; and

•	Losses on the sale of other real estate owned were $117 thousand in the first six months of 2012, a decrease of $178 thousand from losses of $295 thousand in the first six months of 2011.

The decreases in the above factors were partially offset by increased impairment losses related to valuation adjustments on OREO, which were $907 thousand in the first six months of 2012, an increase of $678 thousand over the losses of $229 thousand for the first six months of 2011, and were due to the factors mentioned in the quarterly analysis above.

Income Taxes

The Company recorded income tax expense of $243 thousand for the three months ended June 30, 2012, compared to an income tax benefit of $114 thousand for the same period in 2011, reflecting a $357 thousand increase in income tax expense. The increase in income tax expense from the second quarter of 2011 to the same period in 2012 was primarily the result of the Company’s pretax income increasing by approximately $982 thousand.

The Company recorded income tax expense of $335 thousand for the six months ended June 30, 2012, compared to an income tax benefit of $189 thousand for the same period in 2011, reflecting a $524 thousand increase in income tax expense. The increase in income tax expense from the first six months of 2011 to the same period in 2012 was primarily the result of the Company’s pretax income increasing by approximately $1.5 million.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4: Allowance for Loan Losses

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Average loans outstanding*	$724,009	$767,450

Allowance for loan losses, January 1	$24,102	$25,288
Charge-offs:
Commercial, industrial and agricultural	(834)	(244)
Real estate—one to four family residential:
Closed end first and seconds	(783)	(470)
Home equity lines	(514)	(160)
Real estate—construction:
One to four family residential	(4)	(152)
Other construction, land development and other land	(1,618)	(716)
Real estate—non-farm, non-residential:
Owner occupied	(852)	(79)
Non-owner occupied	(1,506)	(302)
Consumer	(291)	(379)
Other	(48)	(87)

Total loans charged-off	(6,450)	(2,589)
Recoveries:
Commercial, industrial and agricultural	391	274
Real estate—one to four family residential:
Closed end first and seconds	10	133
Real estate—construction:
One to four family residential	30	2
Other construction, land development and other land	1	1
Real estate—non-farm, non-residential:
Owner occupied	117	4
Non-owner occupied	409	—
Consumer	79	105
Other	19	35

Total recoveries	1,056	554

Net charge-offs	(5,394)	(2,035)
Provision for loan losses	4,158	3,500

Allowance for loan losses, June 30	$22,866	$26,753

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	3.20%	3.56%
Ratio of net charge-offs to average total loans outstanding during the period	1.50%	0.53%

*Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $1.3 million and $4.2 million, respectively for the three and six months ended June 30, 2012, as compared to $1.5 million and $3.5 million, respectively for the same periods of 2011. Net charge-offs for the three and six months ended June 30, 2012 were $1.5 million and $5.4 million, respectively as compared to $1.1 million and $2.0 million, respectively for the same three and six month periods in 2011. This represents 0.86% and 1.50%, respectively of average loans outstanding for the three and six months ending June 30, 2012 and 0.57% and 0.53%, respectively of average loans outstanding for the same periods in 2011. The contribution to the provision in the first six months of 2012 and 2011 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. Net charge-offs increased $3.4 million, or 165.1%, from the six months ended June 30, 2011 to the same period in 2012 as the Company aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at June 30, 2012 was $22.9 million, compared with $24.1 million at December 31, 2011. This represented 3.20% of period end loans at June 30, 2012 compared with 3.28% of year end loans at December 31, 2011.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2012		2011
(dollars in thousands)	Allowance	Percent*	Allowance	Percent*
Commercial, industrial and agricultural	$3,631	8.58%	$4,389	7.76%
Real estate—one to four family residential:
Closed end first and seconds	2,688	34.47%	2,856	34.51%
Home equity lines	636	14.27%	278	13.93%
Real estate—multifamily residential	37	2.24%	29	1.77%
Real estate—construction:
One to four family residential	541	3.16%	382	2.89%
Other construction, land development and other land	4,430	4.77%	6,861	5.75%
Real estate—farmland	16	1.18%	15	0.80%
Real estate—non-farm, non-residential:
Owner occupied	5,398	16.87%	4,831	18.42%
Non-owner occupied	4,416	10.60%	3,172	10.11%
Consumer	500	3.43%	776	3.86%
Other	573	0.43%	513	0.20%

Total allowance for balance sheet loans	22,866	100.00%	24,102	100.00%

Unallocated	—		—

Total allowance for loan losses	$22,866		$24,102

*Percent is portfolio loans in category divided by total loans.

A tabular presentation(s) of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines by payment activity at June 30, 2012 and December 31, 2011 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of June 30, 2012, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the six months ended June 30, 2012 and the year ended December 31, 2011:

Table 6: Nonperforming Assets

(dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans*	$14,609	$30,293
Loans past due 90 days and accruing interest	336	168

Total nonperforming loans	14,945	30,461
Other real estate owned	7,226	7,326

Total nonperforming assets	$22,171	$37,787

Nonperforming assets to total loans and other real estate owned	3.07%	5.09%
Allowance for loan losses to nonaccrual loans	156.51%	79.56%
Net charge-offs to average loans for the period	1.50%	1.32%
Allowance for loan losses to period end loans	3.20%	3.28%

* Includes $9.3 million and $13.4 million in nonaccrual TDRs at June 30, 2012 and December 31, 2011, respectively.

The following table presents the change in the OREO balance for the six months ended June 30, 2012 and 2011:

Table 7: OREO Changes

	June 30,
(dollars in thousands)	2012	2011
Balance at the beginning of period, gross	$8,729	$12,545
Transfers from loans	2,885	2,969
Capitalized costs	—	150
Sales proceeds	(1,961)	(3,232)
Previously recognized impairment losses on disposition	(374)	(270)
(Loss) on disposition	(117)	(295)

Balance at the end of period, gross	9,162	11,867
Less valuation allowance	(1,936)	(887)

Balance at the end of period, net	$7,226	$10,980

The following table presents the change in the valuation allowance for OREO for the six months ended June 30, 2012 and 2011:

Table 8: OREO Valuation Allowance Changes

	June 30,
(dollars in thousands)	2012	2011
Balance at the beginning of period	$1,403	$928
Valuation allowance	907	229
Charge-offs	(374)	(270)
Recoveries	—	—

Balance at the end of period	$1,936	$887

Nonperforming assets were $22.2 million or 3.07% of total loans and other real estate owned at June 30, 2012 compared to $37.8 million or 5.09% at December 31, 2011. Although nonperforming assets began to trend downward during 2011 and decreased by $15.6 million during the first six months of 2012, this number increased from 2007 through 2010 as a result of the continued challenging economic conditions which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 156.51% of nonaccrual loans at June 30, 2012, compared to 79.56% at December 31, 2011. Nonperforming loans decreased $15.5 million or 50.9% during the six months ended June 30, 2012 to $14.9 million.

Nonaccrual loans were $14.6 million at June 30, 2012, a decrease of $15.7 million or 51.8% from $30.3 million at December 31, 2011. Of the current $14.6 million in nonaccrual loans, $13.2 million or 90.6% is secured by real estate in our market area. Of these real estate secured loans, $7.3 million are residential real estate, $1.6 million are real estate construction, and $4.3 million are commercial properties.

Loans past due 90 days and still accruing interest were $336 thousand at June 30, 2012, an increase of $168 thousand or 100.0% from $168 thousand at December 31, 2011. Of the current $336 thousand in loans past due 90 days and still accruing interest, all $326 thousand or 97.0% is secured by real estate in our market area. Of these real estate secured loans, all $326 thousand are commercial properties.

Other real estate owned, net of valuation allowance at June 30, 2012 was $7.2 million, a decrease of $100 thousand or 1.4% from $7.3 million at December 31, 2011. The balance at June 30, 2012 was comprised of 13 properties of which $2.1 million are residential real estate, $4.2 million are real estate construction and $985 thousand are commercial properties. During the six months ended June 30, 2012, new foreclosures included seven properties totaling $2.9 million transferred from loans. Sales of thirteen other real estate owned properties for the six months ended June 30, 2012 resulted in a net loss of $117 thousand. At June 30, 2012, there were four properties totaling $2.5 million under contract for sale. Subsequent to June 30, 2012, none of the properties under contract for sale at June 30, 2012 have sold. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $907 thousand in its consolidated statement of operations for the six months ended June 30, 2012, due to valuation adjustments on other real estate owned properties as compared to $229 thousand for the same period in 2011. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $3.8 million, or 34.2%, decrease in other real estate owned from June 30, 2011 to June 30, 2012.

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

A tabular presentation(s) of loans individually evaluated for impairment by class of loans at June 30, 2012 and December 31, 2011 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At June 30, 2012, the balance of impaired loans was $47.7 million, for which there were specific valuation allowances of $7.3 million. At December 31, 2011, the balance of impaired loans was $45.5 million, for which there were specific valuation allowances of $6.4 million. The average balance of impaired loans was $51.0 million for the six months ended June 30, 2012, compared to $50.3 million for the year ended December 31, 2011. The Company’s balance of impaired loans has generally increased since 2008 as a result of the continued challenging economic conditions which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at June 30, 2012 and December 31, 2011:

Table 9: Troubled Debt Restructurings (TDRs)

(dollars in thousands)	June 30, 2012	December 31, 2011
Performing TDRs	$4,332	$5,517
Nonaccrual TDRs*	9,349	13,378

Total TDRs	$13,681	$18,895

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

Financial Condition

Summary

At June 30, 2012, the Company had total assets of $1.07 billion compared to $1.06 billion at December 31, 2011. The slight increase was principally the result of increases in interest bearing deposits with banks, securities available for sale and deposits, and was partially offset by decreases in loans and borrowings as detailed in the following schedule.

Table 10: Balance Sheet Changes

(dollars in thousands)	June 30, 2012	December 31, 2011	Change $	Change %
Total assets	$1,066,460	$1,063,034	$3,426	0.3%
Securities available for sale	254,665	236,820	17,845	7.5%
Total loans	714,827	734,530	(19,703)	-2.7%
Deposits	832,112	829,951	2,161	0.3%
Borrowings	130,832	131,813	(981)	-0.7%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the FRB and repurchase agreements. The investment portfolio entirely consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $254.7 million at June 30, 2012, reflecting an increase of $17.8 million or 7.5% from $236.8 million at December 31, 2011. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.6 million at June 30, 2012 compared with an unrealized gain, net of tax expense, of $1.5 million at December 31, 2011.

The increase in the investment portfolio during the first six months of 2012 was the result of our continued effort to restructure its composition, and to strategically deploy excess cash into investment securities as investment opportunities are available. In the first six months of 2012, management continued to allocate a greater portion of the investment portfolio to Agency mortgage-backed and Agency CMO securities which provide frequent, stable cash flows as well as a low risk weighting for regulatory capital adequacy. Additionally, in an effort to increase the Company’s sources of taxable income, management began to reduce the Company’s holdings of tax-exempt investment securities issued by state and political subdivisions, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of June 30, 2012 and December 31, 2011, our investment portfolio was 23.9% and 22.3%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $714.8 million at June 30, 2012, a decrease of $19.7 million or 2.7% from $734.5 million at December 31, 2011. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $832.1 million as of June 30, 2012, an increase of 0.3% or $2.2 million from $830.0 million as of December 31, 2011. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

(dollars in thousands)	June 30, 2012	December 31, 2011	Change $	Change %
Noninterest-bearing deposits	$116,132	$103,639	$12,493	12.1%
Interest-bearing deposits:
Demand deposits	$228,148	$222,622	$5,526	2.5%
Money market deposits	123,842	131,159	(7,317)	-5.6%
Savings deposits	85,181	82,562	2,619	3.2%
Time deposits	278,809	289,969	(11,160)	-3.8%

Total interest-bearing deposits	$715,980	$726,312	$(10,332)	-1.4%

During the first six months of 2012, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing and noninterest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall increase in total deposits during the six months ended June 30, 2012, is primarily the result of the weak economic recovery. The Company has observed its customers, including counties and municipalities, maintaining significant liquid cash reserves in order to deleverage and prevent operating shortfalls. While the Company believes that it offers competitive interest rates on all deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or other investment vehicles. At June 30, 2012 and December 31, 2011, the Company had $32.6 million and $31.5 million in broker certificates of deposits.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $130.8 million at June 30, 2012, down $981 thousand or 0.7% from $131.8 million at December 31, 2011. The decrease in borrowings was due to a decrease in customer repurchase agreements during the first six months of 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As of June 30, 2012, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash, cash equivalents and federal funds sold totaled $30.0 million as of June 30, 2012 compared to $24.6 million as of December 31, 2011. At June 30, 2012, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $193.2 million or 18.1% of total assets, compared to $145.0 million or 13.6% of total assets at December 31, 2011.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $8.3 million, net cash used in investing activities was $4.1 million and net cash provided by financing activities was $1.2 million for the six months ended June 30, 2012. Combined, this contributed to a $5.4 million increase in liquidity for the six months ended June 30, 2012.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $186.6 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $69.9 million at June 30, 2012. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $67.8 million at June 30, 2012.

As of June 30, 2012, the Company was not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2012, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2012, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

The Board of Governors of the Federal Reserve System, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards and impose upon bank holding companies with under $15 billion in total consolidated assets a 10 year phase-out period for trust preferred securities from Tier 1 capital. The Company anticipates that the Federal Reserve Board will adopt a final version of these proposed rules in the near future.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three and six months ended June 30, 2012 and 2011, no cash dividends have been paid from the Bank to the Company.

For the three and six months ended June 30, 2012 and 2011, the Company paid out no cash dividends to common shareholders.

The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. In connection with the Company’s participation in the Treasury’s Capital Purchase Program, there were limitations on the Company’s ability to pay quarterly common stock cash dividends in excess of $0.16 per share prior to January 9, 2012.

On May 15, 2012, the Company deferred its sixth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP. These accumulated dividends are reflected as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of June 30, 2012, the Company had accumulated $1.8 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board will automatically increase by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right upon the Company deferring its sixth consecutive dividend payment, but to date the Treasury has not yet exercised this right. The Company has notified the Treasury that it is deferring the August 15, 2012 dividend on the preferred stock.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of June 30, 2012 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three and six months ended June 30, 2012, the Company did not repurchase any of its common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date: August 14, 2012	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)