Form 10-Q
period 2012-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2012-11-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 9, 2012 was 6,069,551.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Cash and due from banks	$11,514	$12,676
Interest bearing deposits with banks	30,313	11,890
Federal funds sold	124	—
Securities available for sale, at fair value	246,093	236,820
Restricted securities, at cost	9,575	9,762
Loans, net of allowance for loan losses of $22,103 and $24,102, respectively	681,053	710,428
Deferred income taxes, net	11,447	12,160
Bank premises and equipment, net	20,292	20,054
Accrued interest receivable	4,398	3,761
Other real estate owned, net of valuation allowance of $2,613 and $1,403, respectively	6,577	7,326
Goodwill	15,970	15,970
Other assets	20,414	22,187

Total assets	$1,057,770	$1,063,034

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$119,950	$103,639
Interest-bearing deposits	699,339	726,312

Total deposits	819,289	829,951
Federal funds purchased and repurchase agreements	5,522	4,003
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,610	1,483
Other liabilities	5,722	4,664

Total liabilities	959,953	967,911

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 6,069,551 and 6,025,478 including 40,300 and 14,500 nonvested shares in 2012 and 2011, respectively	12,058	12,022
Surplus	19,516	19,446
Retained earnings	41,663	39,365
Warrant	1,481	1,481
Discount on preferred stock	(379)	(604)
Accumulated other comprehensive (loss), net	(522)	(587)

Total shareholders’ equity	97,817	95,123

Total liabilities and shareholders’ equity	$1,057,770	$1,063,034

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$9,988	$10,699
Interest on investments:
Taxable interest income	1,140	1,214
Tax exempt interest income	23	209
Dividends	72	60
Interest on deposits with banks	6	15

Total interest and dividend income	11,229	12,197

Interest Expense
Deposits	1,520	2,307
Federal funds purchased and repurchase agreements	10	6
Short-term borrowings	1	—
Long-term borrowings	1,200	1,200
Trust preferred debt	91	83

Total interest expense	2,822	3,596

Net interest income	8,407	8,601
Provision for Loan Losses	625	1,650

Net interest income after provision for loan losses	7,782	6,951

Noninterest Income
Service charges and fees on deposit accounts	815	845
Debit/credit card fees	463	370
Gain on sale of available for sale securities, net	135	1,429
(Loss) gain on sale of bank premises and equipment	(1)	2
Gain on sale of loans	197	—
Other operating income	275	292

Total noninterest income	1,884	2,938

Noninterest Expenses
Salaries and employee benefits	3,910	4,020
Occupancy and equipment expenses	1,273	1,285
Telephone	242	290
FDIC expense	586	790
Consultant fees	229	39
Collection, repossession and other real estate owned	190	354
Marketing and advertising	145	148
(Gain) loss on sale of other real estate owned	(12)	362
Impairment losses on other real estate owned	769	974
Other operating expenses	1,204	1,123

Total noninterest expenses	8,536	9,385

Income before income taxes	1,130	504
Income Tax Expense	269	15

Net Income	$861	$489
Effective dividend on preferred stock	375	374

Net income available to common shareholders	$486	$115

Income per common share: basic and diluted	$0.08	$0.02

Dividends per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2012	2011
Net income	$861	$489
Other comprehensive income (loss), net of tax:
Unrealized securities gains arising during period (net of tax, $38 and $511, respectively)	73	1,003
Less: reclassification adjustment for securities gains included in net income (net of tax, $46 and $485, respectively)	(89)	(944)

Other comprehensive income (loss)	(16)	59

Comprehensive income	$845	$548

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$30,091	$32,603
Interest on investments:
Taxable interest income	3,274	4,154
Tax exempt interest income	434	782
Dividends	228	185
Interest on deposits with banks	32	31

Total interest and dividend income	34,059	37,755

Interest Expense
Deposits	5,041	7,452
Federal funds purchased and repurchase agreements	23	23
Short-term borrowings	1	8
Long-term borrowings	3,575	3,561
Trust preferred debt	271	245

Total interest expense	8,911	11,289

Net interest income	25,148	26,466
Provision for Loan Losses	4,783	5,150

Net interest income after provision for loan losses	20,365	21,316

Noninterest Income
Service charges and fees on deposit accounts	2,374	2,625
Debit/credit card fees	1,143	1,103
Gain on sale of available for sale securities, net	3,498	1,751
(Loss) gain on sale of bank premises and equipment	(1)	258
Gain on sale of loans	197	—
Other operating income	762	953

Total noninterest income	7,973	6,690

Noninterest Expenses
Salaries and employee benefits	11,624	12,132
Occupancy and equipment expenses	3,784	3,917
Telephone	818	876
FDIC expense	1,761	2,218
Consultant fees	615	632
Collection, repossession and other real estate owned	845	1,374
Marketing and advertising	566	574
Loss on sale of other real estate owned	105	657
Impairment losses on other real estate owned	1,676	1,203
Other operating expenses	3,417	3,411

Total noninterest expenses	25,211	26,994

Income before income taxes	3,127	1,012
Income Tax Expense (Benefit)	604	(174)

Net Income	$2,523	$1,186
Effective dividend on preferred stock	1,125	1,122

Net income available to common shareholders	$1,398	$64

Income per common share: basic and diluted	$0.23	$0.01

Dividends per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Net income	$2,523	$1,186
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $1,222 and $2,617, respectively)	2,374	5,082
Less: reclassification adjustment for securities gains included in net income (net of tax, $1,189 and $595, respectively)	(2,309)	(1,156)

Other comprehensive income	65	3,926

Comprehensive income	$2,588	$5,112

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)	$91,418
Net income for the nine months ended September 30, 2011				1,186		1,186
Other comprehensive income					3,926	3,926
Preferred stock discount		222		(222)		—
Stock based compensation			96			96
Director stock grant	13		9			22
Restricted common stock vested	1		(1)			—
Issuance of common stock under dividend reinvestment and employee stock plans	34	—	26	—	—	60

Balance, September 30, 2011	$12,002	$24,803	$19,432	$38,848	$1,623	$96,708

Balance, December 31, 2011	$12,022	$24,877	$19,446	$39,365	$(587)	$95,123
Net income for the nine months ended September 30, 2012				2,523		2,523
Other comprehensive income					65	65
Preferred stock discount		225		(225)		—
Stock based compensation			46			46
Director stock grant	12		11			23
Restricted common stock vested	1		(1)			—
Issuance of common stock under dividend reinvestment and employee stock plans	23	—	14	—	—	37

Balance, September 30, 2012	$12,058	$25,102	$19,516	$41,663	$(522)	$97,817

(1)	For the purposes of this table, preferred stock includes the effect of the warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$2,523	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,783	5,150
Depreciation and amortization	1,583	1,773
Stock based compensation	46	96
Net amortization of premiums and accretion of discounts on securities available for sale	3,797	1,649
(Gain) realized on securities available for sale transactions, net	(3,498)	(1,751)
(Gain) on sale of loans	(197)	—
Loss (gain) on sale of bank premises and equipment	1	(258)
Loss on sale of other real estate owned	105	657
Impairment on other real estate owned	1,676	1,203
Loss on LLC investments	115	83
Deferred income taxes	680	(131)
Net change in:
Accrued interest receivable	(637)	559
Other assets	1,658	2,029
Accrued interest payable	127	(2)
Other liabilities	1,058	(298)

Net cash provided by operating activities	13,820	11,945

Investing Activities:
Purchase of securities available for sale	(211,122)	(94,746)
Purchase of restricted securities	(325)	(330)
Purchases of bank premises and equipment	(1,825)	(1,541)
Improvements to other real estate owned	—	(346)
Net change in loans	17,035	22,611
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	43,021	39,798
Sales of securities available for sale	158,627	91,423
Sale of restricted securities	512	660
Sale of loans	3,046	—
Sale of bank premises and equipment	3	301
Sale of other real estate owned	3,676	5,630

Net cash provided by investing activities	12,648	63,460

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	9,655	(2,576)
Time deposits	(20,317)	(23,941)
Federal funds purchased and repurchase agreements	1,519	(302)
Short-term borrowings	—	(25,000)
Issuance of common stock under dividend reinvestment and employee stock plans	37	60
Director stock grant	23	22

Net cash (used in) financing activities	(9,083)	(51,737)

Net increase in cash and cash equivalents	17,385	23,668
Cash and cash equivalents, January 1	24,566	22,831

Cash and cash equivalents, September 30	$41,951	$46,499

Supplemental disclosure:
Interest paid	$8,784	$11,291
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$98	$5,948
Loans transferred to other real estate owned	$(4,708)	$(3,295)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-two retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. During September 2012, the Bank closed its Bowling Green branch located in Caroline County. The decision to close this branch was based on several factors including the branch location, which was outside our traditional footprint, the inability to successfully grow the branch due to local economic conditions, and our continuing strategy to reduce our noninterest expenses. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission-Bureau of Financial Institutions (the “SCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
SBA Pool securities	$67,269	$1,228	$90	$68,407
Agency mortgage-backed securities	23,180	662	—	23,842
Agency CMO securities	75,461	503	583	75,381
Non agency CMO securities*	2,396	—	2	2,394
State and political subdivisions	74,230	1,065	719	74,576
Pooled trust preferred securities	525	268	—	793
FNMA and FHLMC preferred stock	77	24	—	101
Corporate securities	591	8	—	599

Total	$243,729	$3,758	$1,394	$246,093

(dollars in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
SBA Pool securities	$60,873	$400	$191	$61,082
Agency mortgage-backed securities	40,470	595	2	41,063
Agency CMO securities	61,460	378	104	61,734
Non agency CMO securities	10,908	33	121	10,820
State and political subdivisions*	59,636	1,096	—	60,732
Pooled trust preferred securities	536	66	—	602
FNMA and FHLMC preferred stock	77	109	—	186
Corporate securities	594	7	—	601

Total	$234,554	$2,684	$418	$236,820

*	The combined unrealized loss on these securities was less than $1 thousand.

There are no securities classified as “Held to Maturity” or “Trading” at September 30, 2012 or December 31, 2011. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of September 30, 2012, that security has an estimated fair value that is $268 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at September 30, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,673	$15,474
Due after one year through five years	150,144	152,259
Due after five years through ten years	69,498	69,871
Due after ten years	8,414	8,489

Total	$243,729	$246,093

Proceeds from the sales of securities available for sale for the nine months ended September 30, 2012 and 2011 were $158.6 million and $91.4 million, respectively. Net realized gains on the sales of securities available for sale for the nine months ended September 30, 2012 and 2011 were $3.5 million and $1.8 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the nine months ended September 30, 2012 and 2011 were $43.0 million and $39.8 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $73.8 million and an aggregate fair value of $74.9 million were pledged at September 30, 2012. Securities with an aggregate book value of $115.8 million and an aggregate fair value of $116.4 million were pledged at December 31, 2011.

Securities in an unrealized loss position at September 30, 2012, by duration of the period of the unrealized loss, are shown below:

	September 30, 2012
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
SBA Pool securities	$9,207	$90	$—	$—	$9,207	$90
Agency CMO securities	33,071	521	3,084	62	36,155	583
Non agency CMO securities*	778	2	5	—	783	2
State and political subdivisions	28,140	719	—	—	28,140	719

Total	$71,196	$1,332	$3,089	$62	$74,285	$1,394

*	The combined unrealized loss (12 months or more) on these securities was less than $1 thousand.

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain securities in unrealized loss positions, the Company will enlist independent third-party firms to prepare cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Based on the Company’s evaluation, management does not believe any unrealized loss at September 30, 2012 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At September 30, 2012, there are 69 debt securities with fair values totaling $74.3 million considered temporarily impaired. Of these debt securities, 66 with fair values totaling $71.2 million were in an unrealized loss position of less than 12 months and 3 with fair values totaling $3.1 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 and no impairment has been recognized. At September 30, 2012, there are no equity securities in an unrealized loss position.

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

As of September 30, 2012 and December 31, 2011, there were no corporate securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Nine Months Ending September 30, 2012
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $7.2 million and $7.4 million at September 30, 2012 and December 31, 2011, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending September 30, 2012, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$53,930	7.67%	$57,021	7.76%
Real estate - one to four family residential:
Closed end first and seconds	245,953	34.98%	253,465	34.51%
Home equity lines	99,567	14.16%	102,297	13.93%

Total real estate - one to four family residential	345,520	49.14%	355,762	48.44%
Real estate - multifamily residential	15,575	2.21%	13,035	1.77%
Real estate - construction:
One to four family residential	21,434	3.05%	21,212	2.89%
Other construction, land development and other land	35,136	5.00%	42,208	5.75%

Total real estate - construction	56,570	8.05%	63,420	8.64%
Real estate - farmland	8,974	1.28%	5,860	0.80%
Real estate - non-farm, non-residential:
Owner occupied	124,794	17.75%	135,294	18.42%
Non-owner occupied	73,612	10.47%	74,231	10.11%

Total real estate - non-farm, non-residential	198,406	28.22%	209,525	28.53%
Consumer	20,915	2.97%	28,355	3.86%
Other	3,266	0.46%	1,553	0.20%

Total loans	703,156	100.00%	734,531	100.00%

Less unearned income	—		(1)
Less allowance for loan losses	(22,103)		(24,102)

Loans, net	$681,053		$710,428

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$494	$259	$363	$1,116	$52,814	$53,930
Real estate - one to four family residential:
Closed end first and seconds	10,467	1,782	2,091	14,340	231,613	245,953
Home equity lines	738	368	241	1,347	98,220	99,567

Total real estate - one to four family residential	11,205	2,150	2,332	15,687	329,833	345,520
Real estate - multifamily residential	—	—	—	—	15,575	15,575
Real estate - construction:
One to four family residential	744	223	455	1,422	20,012	21,434
Other construction, land development and other land	445	29	413	887	34,249	35,136

Total real estate - construction	1,189	252	868	2,309	54,261	56,570
Real estate - farmland	—	—	—	—	8,974	8,974
Real estate - non-farm, non-residential:
Owner occupied	194	—	1,234	1,428	123,366	124,794
Non-owner occupied	516	262	630	1,408	72,204	73,612

Total real estate - non-farm, non-residential	710	262	1,864	2,836	195,570	198,406
Consumer	200	5	181	386	20,529	20,915
Other	11	—	—	11	3,255	3,266

Total loans	$13,809	$2,928	$5,608	$22,345	$680,811	$703,156

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$491	$963	$677	$2,131	$54,890	$57,021
Real estate - one to four family residential:
Closed end first and seconds	5,045	1,475	5,245	11,765	241,700	253,465
Home equity lines	545	275	514	1,334	100,963	102,297

Total real estate - one to four family residential	5,590	1,750	5,759	13,099	342,663	355,762
Real estate - multifamily residential	—	—	—	—	13,035	13,035
Real estate - construction:
One to four family residential	336	329	315	980	20,232	21,212
Other construction, land development and other land	48	—	3,965	4,013	38,195	42,208

Total real estate - construction	384	329	4,280	4,993	58,427	63,420
Real estate - farmland	—	—	190	190	5,670	5,860
Real estate - non-farm, non-residential:
Owner occupied	603	—	3,545	4,148	131,146	135,294
Non-owner occupied	442	—	1,835	2,277	71,954	74,231

Total real estate - non-farm, non-residential	1,045	—	5,380	6,425	203,100	209,525
Consumer	300	97	484	881	27,474	28,355
Other	—	14	—	14	1,539	1,553

Total loans	$7,810	$3,153	$16,770	$27,733	$706,798	$734,531

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans	$10,774	$30,293
Loans past due 90 days and accruing interest	2,049	168
Restructured loans (accruing)	4,483	5,517

At September 30, 2012 and December 31, 2011, there were approximately $6.6 million and $13.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at September 30, 2012 and December 31, 2011:

	Nonaccrual		Over 90 Days Past Due and Accruing
(dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commercial, industrial and agricultural	$790	$634	$—	$43
Real estate - one to four family residential:
Closed end first and seconds	4,310	9,320	918	—
Home equity lines	186	1,059	55	55

Total real estate - one to four family residential	4,496	10,379	973	55
Real estate - construction:
One to four family residential	819	444	26	—
Other construction, land development and other land	443	5,293	—	—

Total real estate - construction	1,262	5,737	26	—
Real estate - farmland	—	190	—	—
Real estate - non-farm, non-residential:
Owner occupied	2,923	6,707	1,050	—
Non-owner occupied	630	5,730	—	—

Total real estate - non-farm, non-residential	3,553	12,437	1,050	—
Consumer	181	916	—	70
Other	492	—	—	—

Total loans	$10,774	$30,293	$2,049	$168

The following table presents commercial loans by credit quality indicator at September 30, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$45,114	$5,198	$2,737	$—	$881	$53,930
Real estate - multifamily residential	15,287	288	—	—	—	15,575
Real estate - construction:
One to four family residential	18,586	1,622	961	9	256	21,434
Other construction, land development and other land	10,081	2,539	3,566	—	18,950	35,136

Total real estate - construction	28,667	4,161	4,527	9	19,206	56,570
Real estate - farmland	7,772	1,161	41	—	—	8,974
Real estate - non-farm, non-residential:
Owner occupied	87,542	16,898	11,956	73	8,325	124,794
Non-owner occupied	44,098	16,934	4,427	—	8,153	73,612

Total real estate - non-farm, non-residential	131,640	33,832	16,383	73	16,478	198,406

Total commercial loans	$228,480	$44,640	$23,688	$82	$36,565	$333,455

The following table presents commercial loans by credit quality indicator at December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate - multifamily residential	12,742	293	—	—	—	13,035
Real estate - construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate - construction	29,736	2,708	17,074	—	13,902	63,420
Real estate - farmland	4,492	354	1,014	—	—	5,860
Real estate - non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate - non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

At September 30, 2012 and December 31, 2011, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$236,921	$9,032	$245,953
Home equity lines	97,841	1,726	99,567

Total real estate - one to four family residential	334,762	10,758	345,520
Consumer	20,707	208	20,915
Other	2,774	492	3,266

Total consumer loans	$358,243	$11,458	$369,701

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

Beginning with the quarter ended September 30, 2012, historical loan loss experience is calculated using a rolling three year average of historical loan loss experience. For prior financial periods ending with the quarter ended June 30, 2012, historical loan loss experience was calculated using a rolling five year average with weighting factors applied to more recent experience. Based on its analysis, the Company concluded that a three year moving average loss history would be most representative of the economic cycle. The Company concluded that a longer term would dampen any trends, while a shorter term would create too much volatility.

Management believes, going forward, this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

Nine Months Ended September 30, 2012 (dollars in thousands)	Provision Based on New Methodology	Provision Based on Prior Methodology	Difference
Commercial, industrial and agricultural	$(728)	$(674)	$(54)
Real estate - one to four family residential:
Closed end first and seconds	1,167	1,464	(297)
Home equity lines	1,290	1,157	133

Total real estate - one to four family residential	2,457	2,621	(164)
Real estate - multifamily residential	35	10	25
Real estate - construction:
One to four family residential	14	135	(121)
Other construction, land development and other land	(899)	(775)	(124)

Total real estate - construction	(885)	(640)	(245)
Real estate - farmland	27	2	25
Real estate - non-farm, non-residential:
Owner occupied	1,516	1,799	(283)
Non-owner occupied	2,492	2,120	372

Total real estate - non-farm, non-residential	4,008	3,919	89
Consumer	(300)	(227)	(73)
Other	93	111	(18)
Unallocated	76	—	76

Total provision for loan losses	$4,783	$5,122	$(339)

The following table summarizes the activity in the Company’s allowance for loan losses for the periods presented:

(dollars in thousands)	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$24,102	$25,288	$25,288
Provision charged against income	4,783	8,800	5,150
Recoveries of loans charged off	1,200	805	645
Loans charged off	(7,982)	(10,791)	(5,409)

Balance at end of period	$22,103	$24,102	$25,674

The following table presents a roll forward of the Company’s allowance for loan losses for the nine months ended September 30, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge-offs	Recoveries	Provision	Ending Balance September 30, 2012
Commercial, industrial and agricultural	$4,389	$(999)	$464	$(728)	$3,126
Real estate - one to four family residential:
Closed end first and seconds	2,856	(1,265)	14	1,167	2,772
Home equity lines	278	(669)	10	1,290	909

Total real estate - one to four family residential	3,134	(1,934)	24	2,457	3,681
Real estate - multifamily residential	29	—	—	35	64
Real estate - construction:
One to four family residential	382	(76)	38	14	358
Other construction, land development and other land	6,861	(1,618)	1	(899)	4,345

Total real estate - construction	7,243	(1,694)	39	(885)	4,703
Real estate - farmland	15	—	—	27	42
Real estate - non-farm, non-residential:
Owner occupied	4,831	(1,443)	120	1,516	5,024
Non-owner occupied	3,172	(1,507)	409	2,492	4,566

Total real estate - non-farm, non-residential	8,003	(2,950)	529	4,008	9,590
Consumer	776	(335)	117	(300)	258
Other	513	(70)	27	93	563
Unallocated	—	—	—	76	76

Total	$24,102	$(7,982)	$1,200	$4,783	$22,103

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$315	$2,811	$3,126	$881	$53,049	$53,930
Real estate - one to four family residential:
Closed end first and seconds	1,108	1,664	2,772	6,941	239,012	245,953
Home equity lines	319	590	909	1,485	98,082	99,567

Total real estate - one to four family residential	1,427	2,254	3,681	8,426	337,094	345,520
Real estate - multifamily residential	—	64	64	—	15,575	15,575
Real estate - construction:
One to four family residential	167	191	358	256	21,178	21,434
Other construction, land development and other land	1,178	3,167	4,345	18,950	16,186	35,136

Total real estate - construction	1,345	3,358	4,703	19,206	37,364	56,570
Real estate - farmland	—	42	42	—	8,974	8,974
Real estate - non-farm, non-residential:
Owner occupied	1,387	3,637	5,024	8,325	116,469	124,794
Non-owner occupied	1,900	2,666	4,566	8,153	65,459	73,612

Total real estate - non-farm, non-residential	3,287	6,303	9,590	16,478	181,928	198,406
Consumer	2	256	258	28	20,887	20,915
Other	355	208	563	492	2,774	3,266
Unallocated	—	76	76	—	—	—

Total	$6,731	$15,372	$22,103	$45,511	$657,645	$703,156

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

The following is a summary of information pertaining to impaired loans as of and for the nine months ended September 30, 2012 and as of and for the year ended December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Impaired loans without a specific reserve	$17,878	$18,097

Impaired loans with a specific reserve	$27,633	$27,363

Allowance related to impaired loans	$6,731	$6,350

Average balance of impaired loans	$49,647	$50,306

Interest income recognized and collected on impaired loans	$1,268	$2,051

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$881	$1,207	$566	$315	$315	$865	$44
Real estate - one to four family residential:
Closed end first and seconds	6,941	7,369	2,144	4,797	1,108	8,545	194
Home equity lines	1,485	1,685	455	1,030	319	1,041	48

Total real estate - one to four family residential	8,426	9,054	2,599	5,827	1,427	9,586	242
Real estate - construction:
One to four family residential	256	256	—	256	167	387	3
Other construction, land development and other land	18,950	18,950	13,687	5,263	1,178	20,537	715

Total real estate - construction	19,206	19,206	13,687	5,519	1,345	20,924	718
Real estate - non-farm, non-residential:
Owner occupied	8,325	10,167	382	7,943	1,387	9,277	230
Non-owner occupied	8,153	8,153	630	7,523	1,900	8,473	33

Total real estate - non-farm, non-residential	16,478	18,320	1,012	15,466	3,287	17,750	263
Consumer	28	28	—	28	2	25	1
Other	492	492	14	478	355	497	—

Total loans	$45,511	$48,307	$17,878	$27,633	$6,731	$49,647	$1,268

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate - one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate - construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate - construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate - non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate - non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

The following table presents, by class of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	1	$179	$179

Total	1	$179	$179

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Commercial, industrial and agricultural	1	$66	$66
Real estate - one to four family residential:
Closed end first and seconds	3	909	908
Real estate - construction:
One to four family residential	2	371	371
Other construction, land development and other land	2	164	163

Total real estate - construction	4	535	534

Total	8	$1,510	$1,508

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

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

The following table presents by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2012 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$149	1	$149
Real estate - construction:
One to four family residential	1	240	1	240

Total	2	$389	2	$389

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

Note 4. Deferred Income Taxes

As of September 30, 2012 and December 31, 2011, the Company had recorded net deferred income tax assets of approximately $11.4 million and $12.2 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as, changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2012 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.6 million at both September 30, 2012 and December 31, 2011, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Land and improvements	$6,009	$6,009
Buildings and leasehold improvements	20,387	20,556
Furniture, fixtures and equipment	17,920	17,530
Construction in progress	1,272	94

	45,588	44,189
Less accumulated depreciation	(25,296)	(24,135)

Net balance	$20,292	$20,054

Depreciation and amortization of bank premises and equipment for the nine months ended September 30, 2012 and 2011 amounted to $1.6 million and $1.8 million, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2012 and the year ended December 31, 2011:

Federal funds purchased (dollars in thousands)	September 30, 2012	December 31, 2011
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$2	$2
Average balance for the period	$217	$57
Weighted average rate for the period	0.75%	0.86%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements (dollars in thousands)	September 30, 2012	December 31, 2011
Balance outstanding at period end	$5,522	$4,003
Maximum balance at any month end during the period	$6,292	$4,984
Average balance for the period	$3,108	$3,072
Weighted average rate for the period	0.94%	1.11%
Weighted average rate at period end	0.89%	1.09%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and are due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2012 and the year ended December 31, 2011:

Short-term borrowings (dollars in thousands)	September 30, 2012	December 31, 2011
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$10,325
Average balance for the period	$425	$1,878
Weighted average rate for the period	0.41%	0.43%
Weighted average rate at period end	0.00%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at September 30, 2012 and December 31, 2011 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of September 30, 2012. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2012	$—	—	$94,000	4.18%
2013	10,000	2.42%	—	—
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $266.3 million at September 30, 2012. This line of credit totaled $183.7 million with approximately $59.6 million available at September 30, 2012. As of September 30, 2012 and December 31, 2011, loans with a carrying value of $301.5 million and $300.1 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined long-term borrowings outstanding under the FHLB line of credit was $117.5 million at September 30, 2012 and December 31, 2011.

Note 7. Earnings Per Common Share

The following table shows the weighted average number of common shares used in computing earnings per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2012 and 2011. Potential dilutive common stock had no effect on earnings per common share otherwise available to common shareholders for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30, 2012		September 30, 2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per common share	6,069,483	$0.08	6,012,926	$0.02
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	6,069,483	$0.08	6,012,926	$0.02

	Nine Months Ended
	September 30, 2012		September 30, 2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per common share	6,044,730	$0.23	6,003,280	$0.01
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	6,044,730	$0.23	6,003,280	$0.01

At September 30, 2012 and 2011, options to acquire 185,287 and 227,992 shares of common stock, respectively were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There were 130,468 shares still available to be granted as awards under the 2003 Plan as of September 30, 2012.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 366,000 shares still available to be granted as awards under the 2007 Plan as of September 30, 2012.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and nine months ended September 30, 2012, stock option compensation expense was $10 thousand and $31 thousand, respectively, compared to stock option compensation expense of $27 thousand and $82 thousand, respectively, for the three and nine months ended September 30, 2011. Stock option compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the nine months ended September 30, 2012 and 2011.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2012	218,442	$19.86
Forfeited	(33,155)	18.70

Stock options outstanding at September 30, 2012	185,287	$20.04	3.42	$—

Stock options exercisable at September 30, 2012	158,037	$21.36	2.90	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of September 30, 2012, there was no remaining unrecognized compensation expense related to stock options.

The table below summarizes information concerning stock options outstanding and exercisable at September 30, 2012:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$28.60	19,950	1.00 year	$28.60	19,950
$19.92	29,350	1.75 years	$19.92	29,350
$20.57	38,412	2.75 years	$20.57	38,412
$21.16	40,325	4.00 years	$21.16	40,325
$19.25	30,000	5.00 years	$19.25	30,000
$12.36	27,250	6.00 years	$ —	—

$20.04	185,287	3.42 years	$21.36	158,037

The Company issued no restricted stock for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in connection with TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. The Company issued no restricted stock for the three and nine months ended September 30, 2011. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and otherwise in substantially the same form as previously awarded. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees who were not subject to the TARP executive compensation restrictions. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On June 30, 2012, any of these performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a board compensation committee defined peer group.

For the three and nine months ended September 30, 2012, restricted stock compensation expense was $9 thousand and $15 thousand, respectively, compared to restricted stock compensation expense of $4 thousand and $14 thousand, respectively, for the three and nine months ended September 30, 2011. Restricted stock compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of September 30, 2012, and changes during the nine months ended September 30, 2012 is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2012	14,500	$6.35
Granted	34,000	3.72
Vested	(700)	8.31
Forfeited	(7,500)	5.88

Nonvested as of September 30, 2012	40,300	$4.18

At September 30, 2012, there was $124 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Components of Net Periodic Pension Cost (Benefit)
Interest cost	$123	$151	$369	$453
Expected return on plan assets	(169)	(224)	(507)	(672)
Amortization of prior service cost	2	—	6	—
Recognized net actuarial loss	31	—	93	—

Net periodic pension cost (benefit)	$(13)	$(73)	$(39)	$(219)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2012.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$68,407	$—	$68,407
Agency mortgage-backed securities	—	23,842	—	23,842
Agency CMO securities	—	75,381	—	75,381
Non agency CMO securities	—	2,394	—	2,394
State and political subdivisions	—	74,576	—	74,576
Pooled trust preferred securities	—	793	—	793
FNMA and FHLMC preferred stock	—	101	—	101
Corporate securities	—	599	—	599

Total securities available for sale	$—	$246,093	$—	$246,093

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$61,082	$—	$61,082
Agency mortgage-backed securities	—	41,063	—	41,063
Agency CMO securities	—	61,734	—	61,734
Non agency CMO securities	—	10,820	—	10,820
State and political subdivisions	—	60,732	—	60,732
Pooled trust preferred securities	—	602	—	602
FNMA and FHLMC preferred stock	—	186	—	186
Corporate securities	—	601	—	601

Total securities available for sale	$—	$236,820	$—	$236,820

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or impairment write-downs of individual assets.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
	(dollars in thousands)
Assets
Impaired loans	$—	$16,730	$4,174	$20,904
Other real estate owned	$—	$6,065	$512	$6,577

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Impaired loans	$—	$20,193	$820	$21,013
Other real estate owned	$—	$6,541	$785	$7,326

For the nine months ended September 30, 2012, the changes in Level 3 assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at September 30, 2012
(dollars in thousands)	Impaired Loans	Other Real Estate Owned
Balance - January 1, 2012	$820	$785
Sales proceeds	—	(205)
Valuation allowance	(258)	(23)
(Loss) on disposition	—	(45)
Transfers out of Level 3	(1,135)	—
Transfers into Level 3	4,747	—

Balance - September 30, 2012	$4,174	$512

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$4,174	Discounted appraised value	Selling cost	10%-27% (12%)
			Discount for lack of marketability and age of appraisal	0%-50% (14%)
Other real estate owned	$512	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	1% (1%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at September 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
	(dollars in thousands)
Assets:
Cash and short-term investments	$11,638	$11,638	$—	$—	$11,638
Interest bearing deposits with banks	30,313	30,313	—	—	30,313
Securities available for sale	246,093	—	246,093	—	246,093
Restricted securities	9,575	—	9,575	—	9,575
Loans, net	681,053	—	665,468	4,174	669,642
Accrued interest receivable	4,398	—	4,398	—	4,398

Total	$983,070	$41,951	$925,534	$4,174	$971,659

Liabilities:
Noninterest-bearing demand deposits	$119,950	$—	$119,950	$—	$119,950
Interest-bearing deposits	699,339	—	697,998	—	697,998
Short-term borrowings	5,522	—	5,522	—	5,522
Long-term borrowings	117,500	—	131,617	—	131,617
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,610	—	1,610	—	1,610

Total	$954,231	$—	$967,007	$—	$967,007

		Fair Value Measurements at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets:
Cash and short-term investments	$12,676	$12,676	$—	$—	$12,676
Interest bearing deposits with banks	11,890	11,890	—	—	11,890
Securities available for sale	236,820	—	236,820	—	236,820
Restricted securities	9,762	—	9,762	—	9,762
Loans, net	710,428	—	741,579	820	742,399
Accrued interest receivable	3,761	—	3,761	—	3,761

Total	$985,337	$24,566	$991,922	$820	$1,017,308

Liabilities:
Noninterest-bearing demand deposits	$103,639	$—	$103,639	$—	$103,639
Interest-bearing deposits	726,312	—	724,638	—	724,638
Short-term borrowings	4,003	—	4,003	—	4,003
Long-term borrowings	117,500	—	133,414	—	133,414
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,483	—	1,483	—	1,483

Total	$963,247	$—	$977,487	$—	$977,487

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

On August 15, 2012, the Company deferred its seventh consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of September 30, 2012, the Company had accumulated $2.1 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board automatically increases by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right. The Company has notified the Treasury that it is deferring the November 15, 2012 dividend on the preferred stock.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2012 and December 31, 2011, the interest rate was 3.34% and 3.51%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2012 and December 31, 2011, all of the trust preferred securities qualified as Tier 1 capital. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Capital Resources” for information on proposed changes to the regulatory capital treatment of trust preferred securities.

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

As of September 30, 2012, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the September 30, 2012 and December 31, 2011 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

As of September 30, 2012	Actual Capital	Minimum Capital Requirements	Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	13.51%	8.00%	N/A
Bank	12.97%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio:
Company	12.27%	4.00%	N/A
Bank	11.73%	4.00%	6.00%
Leverage Ratio:
Company	8.03%	4.00%	N/A
Bank	7.67%	4.00%	5.00%

As of December 31, 2011	Actual Capital	Minimum Capital Requirements	Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	12.47%	8.00%	N/A
Bank	11.90%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio:
Company	11.23%	4.00%	N/A
Bank	10.66%	4.00%	6.00%
Leverage Ratio:
Company	7.67%	4.00%	N/A
Bank	7.27%	4.00%	5.00%

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and SCC under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of September 30, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, the payment of dividends or the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; and (xi) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our ability and efforts to assess, manage and improve our asset quality;

•	the strength of the economy in our target market area, as well as general economic, market, political or business factors;

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

Allowance for Loan Losses

The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. For more information see the section titled “Asset Quality” within this Item 2.

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (“TDRs”) are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals, forbearance, and, in some cases, forgiveness of principal or interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within this Item 2.

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

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first nine months of 2012, the national and local economies showed limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery in our markets in recent periods. As previously disclosed, the Company has established a plan to improve our operating performance and strengthen our balance sheet by focusing on asset quality issues, containing our noninterest expenses and lowering our cost of funding. During the first nine months of 2012, the Company has been successful in the execution of this plan. With the close of the third quarter of 2012, the Company is not only reporting its seventh straight quarter of net income, but its fifth straight quarter of improved net income. During the three and nine months ended September 30, 2012, the Company’s net income increased by 76.1% and 112.7%, respectively, when compared to the same periods one year earlier. Even with these improvements, the Company’s earnings remain constrained due to the protracted low-interest rate environment, credit quality issues and a lack of loan demand resulting from the challenging economic climate, all of which contribute to compressing the Company’s net interest margin. The Company’s number one initiative has been and will continue to be improvement in asset quality. The Company had another strong quarter liquidating our troubled assets, reducing our classified assets and improving our overall asset quality. The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction of nonperforming assets by 12.5% in the third quarter of 2012 and 48.7% year to date through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting assets dispositions. Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy producing a ratio of allowance for loan losses to nonperforming loans of 172.37% at September 30, 2012 compared to 79.12% at December 31, 2011, and 152.99% at June 30, 2012. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at September 30, 2012 to 1.82%, compared to 4.15% at December 31, 2011 while also reducing its ratio of nonperforming assets to total assets at September 30, 2012 to 1.83%. With a modest economic outlook consisting of slow growth, elevated unemployment and low interest rates in the near term the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

During the third quarter of 2012, the Company successfully completed the execution of two business objectives. On September 7, 2012, the Company closed its Bowling Green branch located in Caroline County. The branch closure decision was based on several factors including the branch location, which was outside our traditional retail footprint, the inability to successfully grow the branch due to local economic conditions, and our continuing strategy to reduce our noninterest expenses. The Company actively analyzes its branch retail network and as such other changes to our branch retail network could occur in the future. Additionally, the Company finalized the sale of its $2.8 million credit card loan portfolio. This sale was completed to decrease risk exposure and compliance burdens, and we will continue offering our customers credit card products with many additional features and benefits in an evolving competitive marketplace through a services agreement with a third party bank. Our senior management and board continue to evaluate various strategies that we believe will best position our Company for long-term success.

The Company’s results for the three and nine months ended September 30, 2012 continue to be driven by the overall compression of its margins, the elevated levels of the provision for loan losses, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the three and nine months ended September 30, 2012 generated gains of $135 thousand and $3.5 million, respectively. In addition, the sale of our credit card loan portfolio during the three months ended September 30, 2012 generated a gain of $197 thousand. Despite higher net charge-offs during the first nine months of 2012 when compared to the same period in 2011, the provision for loan losses during the three and nine months ended September 30, 2012 was down from the same periods in 2011. This was due to improvements seen in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On August 15, 2012, the Company deferred its seventh consecutive dividend on the preferred stock issued to the Treasury. As of September 30, 2012, the Company had accumulated $2.1 million for dividends on the preferred stock. If dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board automatically increases by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right. The Company has notified the Treasury that it is deferring the November 15, 2012 dividend on the preferred stock.

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the FRB and the SCC. The purpose of this agreement is to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. Among other things, the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. To date, the Company and the Bank have met all of the deadlines for taking actions required by the FRB and the SCC under the terms of the Written Agreement. The Company has established the RCOC to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of September 30, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

For the three months ended September 30, 2012, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $625 thousand compared to $1.7 million for the same period in 2011.

•	Net charge-offs of $1.4 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $2.8 million during the third quarter of 2012.

•

Gain on the sale of available for sale securities of $135 thousand resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy, compared to gains of $1.4 million for the same period of 2011.

•	Gain of $197 thousand on the sale of the credit card loan portfolio.

•	Decrease in net interest income by $194 thousand from the same period in 2011.

•	Impairment losses of $769 thousand related to valuation adjustments on other real estate owned.

•	Gain of $12 thousand on the sale of other real estate owned, compared to a loss of $362 thousand for the same period of 2011.

•	Expenses related to FDIC insurance premiums of $586 thousand, compared to $790 thousand for the same period in 2011.

•	Expenses related to collection, repossession and other real estate owned of $190 thousand, compared to $354 thousand for the same period in 2011.

For the three months ended September 30, 2012 and 2011, the reported net income of $861 thousand and $489 thousand, respectively, equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.18% for the three months ended September 30, 2012 which compares to ROA of 0.04% for the three months ended September 30, 2011.

•

On net income available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 2.62% for the three months ended September 30, 2012 which compares to ROE of 0.63% for the three months ended September 30, 2011.

•

On a per share basis, the diluted and basic income per common share (EPS) is $0.08 for the three months ended September 30, 2012 which compares to an EPS of $0.02 for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $4.8 million compared to $5.2 million for the same period in 2011.

•	Net charge-offs of $6.8 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $18.4 million during the first nine months of 2012.

•

Gain on sale of available for sale securities of $3.5 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy, compared to $1.8 million during the same period of 2011.

•	Gain of $197 thousand on the sale of the credit card loan portfolio.

•	Decrease in net interest income by $1.3 million from the same period in 2011.

•	Impairment losses of $1.7 million related to valuation adjustments on other real estate owned.

•	Losses of $105 thousand on the sale of other real estate owned, compared to losses of $657 thousand for the same period of 2011.

•	Expenses related to FDIC insurance premiums of $1.8 million, compared to $2.2 million for the same period in 2011.

•	Expenses related to collection, repossession and other real estate owned of $845 thousand, compared to $1.4 million for the same period in 2011.

For the nine months ended September 30, 2012 and 2011, the reported net income of $2.5 million and $1.2 million, respectively, equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.18% for the nine months ended September 30, 2012 which compares to ROA of 0.01% for the nine months ended September 30, 2011.

•

On net income available to common shareholders, Annualized Return on Average Shareholders’ Equity (ROE) of 2.56% for the nine months ended September 30, 2012 which compares to ROE of 0.12% for the nine months ended September 30, 2011.

•

On a per share basis, the diluted and basic income per common share (EPS) is $0.23 for the nine months ended September 30, 2012 which compares to an EPS of $0.01 for the nine months ended September 30, 2011.

Although the Company’s operating results improved for the three and nine months ended September 30, 2012, as compared to the same periods of 2011, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during the first nine months of 2012 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three and nine months ended September 30, 2012 were primarily driven by the overall compression of its margins, as yields on most segments of earning assets decreased, the elevated level of the provision for loan losses over historical amounts, gains generated by sales of available for sale securities and loans, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to September 30, 2012 demonstrating our positive asset quality progress. The Company remains diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Quarterly Report on Form 10-Q under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2012 and 2011.

For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment. This latter adjustment is for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve, which in recent periods has been significantly impacted by initiatives of the Federal Reserve intended to depress long-term interest rates.

Net interest income, on a fully tax equivalent basis, decreased $275 thousand or 3.2% to $8.4 million for the three months ended September 30, 2012, down from $8.7 million for the three months ended September 30, 2011. Total average earning assets decreased $3.5 million or 0.4% from $998.8 million for the three months ended September 30, 2011 to $995.3 million for the same period of 2012. Total average interest-bearing liabilities decreased $22.0 million or 2.6% from $863.2 million for the three months ended September 30, 2011 to $841.2 million for the same period of 2012. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, decreasing yields on the Company’s loan and investment portfolios and the Company’s desire to deploy excess liquidity through the expansion of its investment portfolio, through purchases of principally lower-yielding securities during 2012. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities other than long-term borrowings and trust preferred debt. These shifts resulted in a decrease of 9 basis points in our net interest margin from 3.45% for the three months ended September 30, 2011 to 3.36% for the same period of 2012. The percentage of average earning assets to total average assets increased slightly to 93.6% for the three months ended September 30, 2012, as compared to 93.4% for the same period of 2011.

Total interest income, on a fully tax equivalent basis, decreased approximately $1.1 million from $12.3 million for the three months ended September 30, 2011 to $11.2 million for the same period of 2012. This was driven by a decline in the yield on interest earning assets from 4.88% for the three months ended September 30, 2011 to 4.49% for the same period of 2012, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $36.7 million from $749.9 million for the three months ended September 30, 2011 to $713.1 million for the same period of 2012. The yield on loans decreased to 5.57% for the third quarter of 2012 compared to 5.66% for the same period of 2011. This resulted in a $711 thousand decrease in interest income generated by our largest earning asset category to $10.0 million for the quarter ended September 30, 2012 compared to $10.7 million for the same period in 2011. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs and payment curtailments on outstanding loans.

Average investment security balances increased $46.3 million from $220.0 million for the three months ended September 30, 2011 to $266.2 million for the same period in 2012. While the average investment securities balance increased, the yield on securities declined 98 basis points from 2.84% for the third quarter of 2011 to 1.86% for the third quarter of 2012. The lower yield resulted from accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, and our decision to invest in the third quarter of 2012 in lower risk, shorter duration securities which had corresponding lower yields in the third quarter of 2012. Average taxable investment securities increased $67.5 million from the third quarter of 2011 to the third quarter of 2012, but the yield on taxable securities declined from 2.59% for the three months ended September 30, 2011 to 1.79% for the same period in 2012, a drop of 80 basis points.

Our excess funds are invested in short term investments. Average interest bearing deposits in other banks decreased $13.0 million from $28.7 million for the third quarter of 2011 to $15.8 million for the same period 2012, and average federal funds sold also decreased $107 thousand to $133 thousand during the third quarter of 2012 compared to $240 thousand for the same period in 2011. This decrease in excess funds was due to decreases in our average interest-bearing deposits and our efforts to strategically deploy excess liquidity in short duration, lower risk taxable securities as investment opportunities were available. In total, our excess funds decreased $13.1 million from the third quarter of 2011 to the third quarter of 2012.

Average interest bearing deposits decreased $24.8 million from $733.0 million for the third quarter of 2011 to $708.2 million for the third quarter of 2012. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $774 thousand, as the total rate for average interest-bearing deposits fell from 1.25% for the three months ended September 30, 2011 to 0.85% for the same period in 2012, a drop of 40 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts) and savings accounts. The largest increase from the third quarter of 2011 to the same period in 2012 was in our NOW accounts with an increase of $14.3 million in average balance and a corresponding rate decrease of 29 basis points from 0.81% to 0.52% from the third quarter of 2011 to the third quarter of 2012. Our savings deposits had an increase of $6.0 million in average balance and a corresponding rate decrease of 22 basis points from 0.52% to 0.30% for the same periods. Average large dollar certificates of deposit decreased $16.4 million from $147.0 million during the third quarter of 2011 to $130.6 million during the third quarter of 2012 and the rate dropped 31 basis points from 1.87% in the third quarter of 2011 to 1.56% for the same period in 2012. The average balance of other certificates of deposit declined $24.5 million from $166.7 million during the third quarter of 2011 to $142.3 million for the same period in 2012, with a simultaneous 40 basis point drop in rate from 1.82% in the third quarter of 2011 to 1.42% for the same period in 2012.

Net interest income, on a fully tax equivalent basis, decreased $1.5 million or 5.5% to $25.3 million for the nine months ended September 30, 2012, down from $26.8 million for the nine months ended September 30, 2011. Total average earning assets decreased $8.0 million or 0.8% from $1.01 billion for the nine months ended September 30, 2011 to $998.1 million for the same period of 2012. Total average interest-bearing liabilities decreased $28.7 million or 3.3% from $878.9 million for the nine months ended September 30, 2011 to $850.2 million for the same period of 2012. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, decreasing yields on the Company’s loan and investment portfolios and the Company’s desire to deploy excess liquidity through the expansion of its investment portfolio. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities other than long-term borrowings and trust preferred debt. These shifts resulted in a decrease of 17 basis points in our net interest margin from 3.56% for the nine months ended September 30, 2011 to 3.39% for the same period of 2012. The percentage of average earning assets to total average assets increased slightly to 93.6% for the nine months ended September 30, 2012, as compared to 93.2% for the same period of 2011.

Total interest income, on a fully tax equivalent basis, decreased $3.8 million from $38.1 million for the nine months ended September 30, 2011 to $34.3 million for the same period of 2012. This was driven by a decline in the yield on interest earning assets from 5.06% for the nine months ended September 30, 2011 to 4.58% for the same period of 2012, and the decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $41.2 million from $761.5 million for the nine months ended September 30, 2011 to $720.4 million for the same period of 2012. The yield on loans decreased to 5.58% for the first nine months of 2012 compared to 5.72% for the same period of 2011. This resulted in a $2.5 million decrease in interest income generated by our largest earning asset category to $30.1 million for the nine months ended September 30, 2012 compared to $32.6 million for the same period in 2011. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, increased charge-offs and payment curtailments on outstanding loans.

Average investment security balances increased $33.3 million from $225.9 million for the nine months ended September 30, 2011 to $259.1 million for the same period in 2012. While the average investment securities balance increased, the yield on securities declined 111 basis points from 3.24% for the first nine months of 2011 to 2.13% for the first nine months of 2012. The lower yield resulted from accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, and investing in the first nine months of 2012 in lower risk, shorter duration taxable securities which had corresponding lower yields in the first nine months of 2012. Average taxable investment securities increased $41.7 million from the first nine months of 2011 to the first nine months of 2012, but the yield on taxable securities declined from 2.93% for the nine months ended September 30, 2011 to 1.89% for the same period in 2012, a drop of 104 basis points.

Average interest bearing deposits in other banks decreased $26 thousand from the first nine months of 2011 to $18.4 million for the same period 2012, and average federal funds sold also decreased $31 thousand to $252 thousand during the first nine months of 2012 compared to $283 thousand for the same period in 2011. This decrease in excess funds was due to decreases in our average interest-bearing deposits and our efforts to strategically deploy excess liquidity in short duration, lower risk securities as investment opportunities were available. In total, our excess funds decreased $57 thousand from the first nine months of 2011 to the first nine months of 2012.

Average interest bearing deposits decreased $27.2 million from $745.9 million for the first nine months of 2011 to $718.6 million for the first nine months of 2012. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $2.4 million, as the total rate for average interest-bearing deposits fell from 1.34% for the nine months ended September 30, 2011 to 0.94% for the same period in 2012, a drop of 40 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced checking (or NOW accounts), money market and savings accounts. The largest increase from the first nine months of 2011 to the same period in 2012 was in our saving deposits with an increase of $5.9 million in average balance and a corresponding rate decrease of 29 basis points from 0.59% to 0.30% from the first nine months of 2011 to the first nine months of 2012. Our NOW accounts had an increase of $4.1 million in average balance and a corresponding rate decrease of 35 basis points from 0.91% to 0.56% for the same periods. Average large dollar certificates of deposit decreased $17.2 million from $149.7 million during the first nine months of 2011 to $132.5 million during the first nine months of 2012 and the rate dropped 21 basis points from 1.91% in the first nine months of 2011 to 1.70% for the same period in 2012. The average balance of other certificates of deposit declined $23.1 million from $170.7 million during the first nine months of 2011 to $147.6 million for the same period in 2012, with a simultaneous 30 basis point drop in rate from 1.88% in the first nine months of 2011 to 1.58% for the same period in 2012.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$253,626	$1,140	1.79%	$186,120	$1,214	2.59%
Restricted securities	9,609	72	2.98%	10,169	60	2.34%
Tax exempt, available for sale (2)	3,001	34	4.51%	23,676	301	5.04%

Total securities	266,236	1,246	1.86%	219,965	1,575	2.84%
Interest bearing deposits in other banks	15,797	6	0.15%	28,748	15	0.21%
Federal funds sold	133	—	0.00%	240	—	0.00%
Loans, net of unearned income (3)	713,125	9,988	5.57%	749,869	10,699	5.66%

Total earning assets	995,291	11,240	4.49%	998,822	12,289	4.88%
Less allowance for loan losses	(22,938)			(27,066)
Total non-earning assets	90,782			97,136

Total assets	$1,063,135			$1,068,892

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$230,979	$302	0.52%	$216,630	$440	0.81%
Savings	86,207	65	0.30%	80,188	106	0.52%
Money market savings	118,133	133	0.45%	122,448	304	0.98%
Large dollar certificates of deposit (4)	130,564	512	1.56%	146,993	693	1.87%
Other certificates of deposit	142,292	508	1.42%	166,744	764	1.82%

Total interest-bearing deposits	708,175	1,520	0.85%	733,003	2,307	1.25%
Federal funds purchased and repurchase agreements	4,334	10	0.92%	2,415	6	0.99%
Short-term borrowings	886	1	0.45%	—	—	0.00%
Long-term borrowings	117,500	1,200	4.06%	117,500	1,200	4.05%
Trust preferred debt	10,310	91	3.51%	10,310	83	3.19%

Total interest-bearing liabilities	841,205	2,822	1.33%	863,228	3,596	1.65%
Noninterest-bearing liabilities
Demand deposits	117,041			105,093
Other liabilities	6,933			4,179

Total liabilities	965,179			972,500

Shareholders’ equity	97,956			96,392

Total liabilities and shareholders’ equity	$1,063,135			$1,068,892

Net interest income (2)		$8,418			$8,693

Interest rate spread (2)(5)			3.16%			3.23%
Interest expense as a percent of average earning assets			1.13%			1.43%
Net interest margin (2)(6)			3.36%			3.45%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $11 adjustment for 2012 and a $92 adjustment in 2011.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

(dollars in thousands)
	Nine Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$231,001	$3,274	1.89%	$189,326	$4,154	2.93%
Restricted securities	9,645	228	3.16%	10,231	185	2.42%
Tax exempt, available for sale (2)	18,458	625	4.52%	26,293	1,126	5.73%

Total securities	259,104	4,127	2.13%	225,850	5,465	3.24%
Interest bearing deposits in other banks	18,386	32	0.23%	18,412	31	0.23%
Federal funds sold	252	—	0.00%	283	—	0.00%
Loans, net of unearned income (3)	720,362	30,091	5.58%	761,525	32,603	5.72%

Total earning assets	998,104	34,250	4.58%	1,006,070	38,099	5.06%
Less allowance for loan losses	(23,682)			(26,798)
Total non-earning assets	91,836			100,144

Total assets	$1,066,258			$1,079,416

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$226,551	$943	0.56%	$222,471	$1,518	0.91%
Savings	84,888	190	0.30%	79,011	346	0.59%
Money market savings	127,020	482	0.51%	123,955	1,049	1.13%
Large dollar certificates of deposit (4)	132,538	1,685	1.70%	149,718	2,144	1.91%
Other certificates of deposit	147,617	1,741	1.58%	170,706	2,395	1.88%

Total interest-bearing deposits	718,614	5,041	0.94%	745,861	7,452	1.34%
Federal funds purchased and repurchase agreements	3,325	23	0.92%	2,731	23	1.13%
Short-term borrowings	425	1	0.31%	2,511	8	0.43%
Long-term borrowings	117,500	3,575	4.06%	117,500	3,561	4.05%
Trust preferred debt	10,310	271	3.51%	10,310	245	3.18%

Total interest-bearing liabilities	850,174	8,911	1.40%	878,913	11,289	1.72%
Noninterest-bearing liabilities
Demand deposits	112,393			102,234
Other liabilities	6,684			4,229

Total liabilities	969,251			985,376
Shareholders’ equity	97,007			94,040

Total liabilities and shareholders’ equity	$1,066,258			$1,079,416

Net interest income (2)		$25,339			$26,810

Interest rate spread (2) (5)			3.18%			3.34%
Interest expense as a percent of average earning assets			1.19%			1.50%
Net interest margin (2) (6)			3.39%			3.56%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $191 adjustment for 2012 and a $344 adjustment in 2011.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three and nine months ended September 30, 2012 and 2011:

Table 2: Noninterest Income

	Three Months Ended September 30,
(dollars in thousands)	2012	2011
Service charges and fees on deposit accounts	$815	$845
Debit/credit card fees	463	370
Gain on sale of available for sale securities, net	135	1,429
(Loss) gain on sale of bank premises and equipment	(1)	2
Gain on sale of loans	197	—
Other operating income	275	292

Total noninterest income	$1,884	$2,938

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Service charges and fees on deposit accounts	$2,374	$2,625
Debit/credit card fees	1,143	1,103
Gain on sale of available for sale securities, net	3,498	1,751
(Loss) gain on sale of bank premises and equipment	(1)	258
Gain on sale of loans	197	—
Other operating income	762	953

Total noninterest income	$7,973	$6,690

Noninterest income for the three months ended September 30, 2012 was $1.9 million, a decrease of approximately $1.0 million or 35.9% from noninterest income of $2.9 million for the same period of 2011. Changes in the components of noninterest income were caused by the following events:

•	Sales of available for sale securities generated net gains of $135 thousand in the third quarter of 2012, a decrease of $1.3 million or 90.6% from gains of $1.4 million in the third quarter of 2011;

•

Debit/credit card fees were $463 thousand in the third quarter of 2012, an increase of $93 thousand or 25.1% from $370 thousand in the third quarter of 2011, and were driven by a 33.7% increase in debit card income; and

•

Gain on the sale of our credit card loan portfolio was $197 thousand in the third quarter of 2012, while no such sales occurred during 2011. The sale of our credit card loan portfolio was completed to decrease our risk exposure and compliance burdens, and through agreements with a partner bank we will continue offering our customers credit card products with many additional features and benefits in an evolving competitive marketplace.

Noninterest income for the nine months ended September 30, 2012 was $8.0 million, an increase of $1.3 million or 19.2% over noninterest income of $6.7 million for the same period of 2011. The increase in noninterest income was primarily due to sales of available for sale securities, which generated gains of $3.5 million in the first nine months of 2012, an increase of $1.7 million or 99.8% over gains of $1.8 million in the first nine months of 2011. During the first nine months of 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the first nine months of 2012, many of which were in an unrealized gain position at the time of sale as a result of monetary policies of the Federal Reserve to maintain the low interest rate environment, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. The Company will strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2012. As discussed above, noninterest income for the first nine months of 2012 was also positively impacted by a $197 thousand gain on the sale of our credit card loan portfolio, while no such gains were generated in 2011.

The increase in noninterest income for the nine months ended September 30, 2012 was partially reduced by the following:

•

Service charges and fees on deposit accounts were $2.4 million in the first nine months of 2012, a decrease of $251 thousand or 9.6% from $2.6 million in the first nine months of 2011, and were principally driven by a 15.6% decrease in non-sufficient funds (or “NSF”) fees;

•

Gains on the sale of bank premises and equipment decreased $259 thousand in the first nine months of 2012 as compared to the same period in 2011 principally due to the sale of our former Aylett branch office during the first quarter of 2011 which generated a gain of $256 thousand; and

•

Other operating income was $762 thousand in the first nine months of 2012, a decrease of $191 thousand or 20.0% from $953 thousand in the first nine months of 2011, and was driven by a 12.3% decrease in investment services income, a 38.2% increase in write downs of our investments in community and housing development funds, and the elimination of mortgage services income and OREO rental income in 2012.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three and nine months ended September 30, 2012 and 2011:

Table 3: Noninterest Expense

	Three Months Ended September 30,
(dollars in thousands)	2012	2011
Salaries and employee benefits	$3,910	$4,020
Occupancy and equipment expenses	1,273	1,285
Telephone	242	290
FDIC expense	586	790
Consultant fees	229	39
Collection, repossession and other real estate owned	190	354
Marketing and advertising	145	148
(Gain) loss on sale of other real estate owned	(12)	362
Impairment losses on other real estate owned	769	974
Other operating expenses	1,204	1,123

Total noninterest expenses	$8,536	$9,385

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Salaries and employee benefits	$11,624	$12,132
Occupancy and equipment expenses	3,784	3,917
Telephone	818	876
FDIC expense	1,761	2,218
Consultant fees	615	632
Collection, repossession and other real estate owned	845	1,374
Marketing and advertising	566	574
Loss on sale of other real estate owned	105	657
Impairment losses on other real estate owned	1,676	1,203
Other operating expenses	3,417	3,411

Total noninterest expenses	$25,211	$26,994

Noninterest expense for the three months ended September 30, 2012 was $8.5 million, a decrease of $849 thousand or 9.0% from noninterest expense of $9.4 million for the same period of 2011. The decrease in noninterest expense was caused by the following events:

•

FDIC insurance expense was $586 thousand for the third quarter of 2012, a decrease of $204 thousand or 25.8% from $790 thousand for the third quarter of 2011. This decrease was due to modifications of the risk-based deposit insurance assessment system and the base assessment rates which began in the second quarter of 2011;

•

Collection, repossession and other real estate owned expenses were $190 thousand for the third quarter of 2012, a decrease of $164 thousand or 46.3% from $354 thousand for the third quarter of 2011. The decrease in these expenses was due to the overall decrease in the carrying balance of OREO from the third quarter of 2011 to the third quarter of 2012, and the Company’s efforts to focus resources internally to more efficiently manage collection and repossession activities;

•	Gains on the sale of other real estate owned were $12 thousand for the third quarter of 2012, an improvement of $374 thousand over the $362 thousand in losses for the third quarter of 2011; and

•

Impairment losses related to valuation adjustments on OREO were $769 thousand for the third quarter of 2012, a decrease of $205 thousand from losses of $974 thousand for the third quarter of 2011, as OREO balances have declined during 2012 and real estate prices in our markets have begun to stabilize in the third quarter of 2012 compared to prior periods.

Noninterest expense for the nine months ended September 30, 2012 was $25.2 million, a decrease of $1.8 million or 6.6% from noninterest expense of $27.0 million for the same period of 2011. The decrease in noninterest expense was caused by the following events:

•

FDIC insurance expense was $1.8 million for the first nine months of 2012, a decrease of $457 thousand or 20.6% from $2.2 million for the first nine months of 2011 due to the factors mentioned in the quarterly analysis above;

•

Collection, repossession and other real estate owned expenses were $845 thousand for the first nine months of 2012, a decrease of $529 thousand or 38.5% from $1.4 million for the first nine months of 2011 due to the factors mentioned in the quarterly analysis above; and

•	Losses on the sale of other real estate owned were $105 thousand in the first nine months of 2012, a decrease of $552 thousand from losses of $657 thousand in the first nine months of 2011.

The decreases in the above factors were partially offset by increased impairment losses related to valuation adjustments on OREO for the nine months ended September 30, 2012, as real estate values in the Company’s market during that period remained generally depressed and the Company continues to aggressively address OREO as part of its overall credit quality initiative. Impairment losses related to valuation adjustments on OREO were $1.7 million in the first nine months of 2012, an increase of $473 thousand over the losses of $1.2 million for the first nine months of 2011.

Income Taxes

The Company recorded income tax expense of $269 thousand for the three months ended September 30, 2012, compared to an income tax expense of $15 thousand for the same period in 2011, reflecting a $254 thousand increase in income tax expense. The increase in income tax expense from the third quarter of 2011 to the same period in 2012 was the result of the Company’s pretax income increasing by approximately $626 thousand and a reduction in the amount of tax-exempt income on investment securities.

The Company recorded income tax expense of $604 thousand for the nine months ended September 30, 2012, compared to an income tax benefit of $174 thousand for the same period in 2011, reflecting a $778 thousand increase in income tax expense. The increase in income tax expense from the first nine months of 2011 to the same period in 2012 was the result of the Company’s pretax income increasing by approximately $2.1 million and a reduction in the amount of tax-exempt income on investment securities.

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

The Company’s ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company’s allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment. The ALL Committee meets at least annually to review the Company’s allowance for loan losses methodology.

During 2012, the ALL Committee reviewed, with input from and consultation with independent external parties, the allowance for loan losses methodology with a specific focus on the Company’s use of historical loan loss experience. The ALL Committee evaluated multiple historical loan loss period scenarios to determine which period (a) most closely resembles cyclic economic conditions as experienced in the Company’s markets, and (b) eliminates adjustments that were previously used to give greater weight to more recent loan loss experience. After this review, the ALL Committee determined that the Company should modify its methodology for historical loan loss experience.

For prior financial periods ending with the second quarter of 2012, historical loan loss experience was calculated using a rolling five year average with weighting factors applied to more recent loan loss experience. Beginning with the quarter ended September 30, 2012, the Company calculates historical loan loss experience using a rolling three year average of historical loan loss experience. The ALL Committee determined a rolling three year average was appropriate because a longer period would dampen the effects of recent trends, while a shorter period would reflect more volatility than is appropriate. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the nine months ended September 30, 2012 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

The Company assesses the appropriateness of the allowance for loan losses through management’s ongoing review and grading of the loan portfolio into criticized categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss), as well as an allocation methodology. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss experience using a rolling three year average and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4: Allowance for Loan Losses

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Average loans outstanding*	$720,362	$761,525

Allowance for loan losses, January 1	$24,102	$25,288
Charge-offs:
Commercial, industrial and agricultural	(999)	(1,141)
Real estate - one to four family residential:
Closed end first and seconds	(1,265)	(1,167)
Home equity lines	(669)	(160)
Real estate - construction:
One to four family residential	(76)	(309)
Other construction, land development and other land	(1,618)	(716)
Real estate - non-farm, non-residential:
Owner occupied	(1,443)	(149)
Non-owner occupied	(1,507)	(1,119)
Consumer	(335)	(534)
Other	(70)	(114)

Total loans charged-off	(7,982)	(5,409)
Recoveries:
Commercial, industrial and agricultural	464	284
Real estate - one to four family residential:
Closed end first and seconds	14	135
Home equity lines	10	—
Real estate - construction:
One to four family residential	38	2
Other construction, land development and other land	1	1
Real estate - non-farm, non-residential:
Owner occupied	120	7
Non-owner occupied	409	—
Consumer	117	167
Other	27	49

Total recoveries	1,200	645

Net charge-offs	(6,782)	(4,764)
Provision for loan losses	4,783	5,150

Allowance for loan losses, September 30	$22,103	$25,674

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	3.14%	3.45%
Ratio of net charge-offs to average total loans outstanding during the period	1.26%	0.84%

*Net	of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $625 thousand and $4.8 million, respectively for the three and nine months ended September 30, 2012, as compared to $1.7 million and $5.2 million, respectively for the same periods of 2011. Net charge-offs for the three and nine months ended September 30, 2012 were $1.4 million and $6.8 million, respectively as compared to $2.7 million and $4.8 million, respectively for the same three and nine month periods in 2011. This represents 0.77% and 1.26%, respectively of average loans outstanding for the three and nine months ending September 30, 2012 and 1.44% and 0.84%, respectively of average loans outstanding for the same periods in

2011. The contribution to the provision in the first nine months of 2012 and 2011 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. Net charge-offs increased $2.0 million, or 42.4%, from the nine months ended September 30, 2011 to the same period in 2012 as the Company aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at September 30, 2012 was $22.1 million, compared with $24.1 million at December 31, 2011. This represented 3.14% of loans at September 30, 2012 compared with 3.28% of loans at December 31, 2011.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2012		2011
(dollars in thousands)	Allowance	Percent*	Allowance	Percent*
Commercial, industrial and agricultural	$3,126	7.67%	$4,389	7.76%
Real estate - one to four family residential:
Closed end first and seconds	2,772	34.98%	2,856	34.51%
Home equity lines	909	14.16%	278	13.93%
Real estate - multifamily residential	64	2.21%	29	1.77%
Real estate - construction:
One to four family residential	358	3.05%	382	2.89%
Other construction, land development and other land	4,345	5.00%	6,861	5.75%
Real estate - farmland	42	1.28%	15	0.80%
Real estate - non-farm, non-residential:
Owner occupied	5,024	17.75%	4,831	18.42%
Non-owner occupied	4,566	10.47%	3,172	10.11%
Consumer	258	2.97%	776	3.86%
Other	563	0.46%	513	0.20%

Total allowance for balance sheet loans	22,027	100.00%	24,102	100.00%

Unallocated	76		—

Total allowance for loan losses	$22,103		$24,102

*Percent	is portfolio loans in category divided by total loans.

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2012 and December 31, 2011 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of September 30, 2012, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the nine months ended September 30, 2012 and the year ended December 31, 2011:

Table 6: Nonperforming Assets

(dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans*	$10,774	$30,293
Loans past due 90 days and accruing interest**	2,049	168

Total nonperforming loans	12,823	30,461
Other real estate owned	6,577	7,326

Total nonperforming assets	$19,400	$37,787

Nonperforming assets to total loans and other real estate owned	2.73%	5.09%
Allowance for loan losses to nonaccrual loans	205.15%	79.56%
Net charge-offs to average loans for the period	1.26%	1.32%
Allowance for loan losses to period end loans	3.14%	3.28%

*	Includes $6.6 million and $13.4 million in nonaccrual TDRs at September 30, 2012 and December 31, 2011, respectively.
**	Includes $693 thousand and $0 in TDRs past due 90 days and accruing interest at September 30, 2012 and December 31, 2011, respectively.

The following table presents the change in the OREO balance for the nine months ended September 30, 2012 and 2011:

Table 7: OREO Changes

	September 30,
(dollars in thousands)	2012	2011
Balance at the beginning of period, gross	$8,729	$12,545
Transfers from loans	4,708	3,295
Capitalized costs	—	346
Sales proceeds	(3,676)	(5,630)
Previously recognized impairment losses on disposition	(466)	(415)
(Loss) on disposition	(105)	(657)

Balance at the end of period, gross	9,190	9,484
Less valuation allowance	(2,613)	(1,716)

Balance at the end of period, net	$6,577	$7,768

The following table presents the change in the valuation allowance for OREO for the nine months ended September 30, 2012 and 2011:

Table 8: OREO Valuation Allowance Changes

	September 30,
(dollars in thousands)	2012	2011
Balance at the beginning of period	$1,403	$928
Valuation allowance	1,676	1,203
Charge-offs	(466)	(415)
Recoveries	—	—

Balance at the end of period	$2,613	$1,716

Nonperforming assets were $19.4 million or 2.73% of total loans and other real estate owned at September 30, 2012 compared to $37.8 million or 5.09% at December 31, 2011. Although nonperforming assets began to trend downward during 2011 and decreased by $18.4 million during the first nine months of 2012, this number increased from 2007 through 2010 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 205.15% of nonaccrual loans at September 30, 2012, compared to 79.56% at December 31, 2011. Nonperforming loans decreased $17.6 million or 57.9% during the nine months ended September 30, 2012 to $12.8 million.

Nonaccrual loans were $10.8 million at September 30, 2012, a decrease of $19.5 million or 64.4% from $30.3 million at December 31, 2011. Of the current $10.8 million in nonaccrual loans, $9.3 million or 86.4% is secured by real estate in our market area. Of these real estate secured loans, $4.5 million are residential real estate, $1.3 million are real estate construction, and $3.5 million are commercial properties.

Loans past due 90 days and still accruing interest were $2.0 million at September 30, 2012, an increase of $1.9 million from $168 thousand at December 31, 2011. All of the current $2.0 million in loans past due 90 days and still accruing interest are secured by real estate in our market area: $973 thousand are residential real estate, $26 thousand are real estate construction, and $1.0 million are commercial properties.

Other real estate owned, net of valuation allowance at September 30, 2012 was $6.6 million, a decrease of $749 thousand or 10.2% from $7.3 million at December 31, 2011. The balance at September 30, 2012 was comprised of thirteen properties of which $639 thousand are residential real estate, $5.0 million are real estate construction and $985 thousand are commercial properties. During the nine months ended September 30, 2012, new foreclosures included thirteen properties totaling $4.7 million transferred from loans. Sales of nineteen other real estate owned properties for the nine months ended September 30, 2012 resulted in a net loss of $105 thousand. At September 30, 2012, there were six properties totaling $3.0 million under contract for sale. Subsequent to September 30, 2012, two of the properties under contract for sale at September 30,

2012 have sold resulting in a net gain of approximately $26 thousand that will be recognized in the fourth quarter of 2012. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the generally depressed real estate market during the first nine months of 2012, the Company recorded losses of $1.7 million in its consolidated statement of operations for the nine months ended September 30, 2012, due to valuation adjustments on other real estate owned properties as compared to $1.2 million for the same period in 2011. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $1.2 million, or 15.3%, decrease in other real estate owned from September 30, 2011 to September 30, 2012.

As discussed earlier in Item 2, the Company measures impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are considered impaired loans. TDRs occur when we agree to modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions can be temporary and are made in an attempt to avoid foreclosure and with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include, without limitation, rate reductions to below-market rates, payment deferrals, forbearance, and, in some cases, forgiveness of principal or interest.

A tabular presentation of loans individually evaluated for impairment by class of loans at September 30, 2012 and December 31, 2011 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At September 30, 2012, the balance of impaired loans was $45.5 million, for which there were specific valuation allowances of $6.7 million. At December 31, 2011, the balance of impaired loans was $45.5 million, for which there were specific valuation allowances of $6.4 million. The average balance of impaired loans was $49.6 million for the nine months ended September 30, 2012, compared to $50.3 million for the year ended December 31, 2011. The Company’s balance of impaired loans has generally increased since 2008 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at September 30, 2012 and December 31, 2011:

Table 9: Troubled Debt Restructurings (TDRs)

	September 30,	December 31,
(dollars in thousands)	2012	2011
Performing TDRs	$4,483	$5,517
Nonperforming TDRs*	7,301	13,378

Total TDRs	$11,784	$18,895

*	Included in nonaccrual loans in Table 6: Nonperforming Assets. At September 30, 2012 and December 31, 2011, $693 thousand and $0, respectively, is included in past due 90 days and accruing interest.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At September 30, 2012 and December 31, 2011, the Company had total assets of $1.06 billion. Total assets decreased slightly by $5.3 million, or 0.5%, from December 31, 2011 to September 30, 2012, principally as the result of decreases in loans and deposits, and partially offset by increases in interest bearing deposits with banks, securities available for sale and borrowings as detailed in the following schedule.

Table 10: Balance Sheet Changes

	September 30,	December 31,
(dollars in thousands)	2012	2011	Change $	Change %
Total assets	$1,057,770	$1,063,034	$(5,264)	-0.5%
Securities available for sale, at fair value	246,093	236,820	9,273	3.9%
Total loans	703,156	734,530	(31,374)	-4.3%
Deposits	819,289	829,951	(10,662)	-1.3%
Borrowings	133,332	131,813	1,519	1.2%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the FRB and repurchase agreements. The investment portfolio entirely consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $246.1 million at September 30, 2012, reflecting an increase of $9.3 million or 3.9% from $236.8 million at December 31, 2011. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.6 million at September 30, 2012 compared with an unrealized gain, net of tax expense, of $1.5 million at December 31, 2011.

The increase in the investment portfolio during the first nine months of 2012 was the result of our continued effort to restructure its composition, and to strategically deploy excess cash into investment securities as investment opportunities are available. In the first nine months of 2012, management continued to allocate a greater portion of the investment portfolio to Agency CMO securities and SBA Pool securities. The Agency CMO securities provide frequent, stable cash flows as well as a low risk weighting for regulatory capital adequacy. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portions of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged. In an effort to increase the Company’s sources of taxable income, management has begun reducing the Company’s holdings of tax-exempt investment securities issued by state and political subdivisions, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency CMO securities and SBA Pool securities. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of September 30, 2012 and December 31, 2011, our investment portfolio was 23.3% and 22.3%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $703.2 million at September 30, 2012, a decrease of $31.4 million or 4.3% from $734.5 million at December 31, 2011. As previously discussed, our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs, payment curtailments on outstanding credits and the sale of our credit card loan portfolio during the third quarter of 2012.

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

Total deposits were $819.3 million as of September 30, 2012, a decrease of 1.3% or $10.7 million from $830.0 million as of December 31, 2011. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

	September 30,	December 31,
(dollars in thousands)	2012	2011	Change $	Change %
Noninterest-bearing deposits	$119,950	$103,639	$16,311	15.7%
Interest-bearing deposits:
Demand deposits	$230,024	$222,622	$7,402	3.3%
Money market deposits	112,925	131,159	(18,234)	-13.9%
Savings deposits	86,739	82,562	4,177	5.1%
Time deposits	269,651	289,969	(20,318)	-7.0%

Total interest-bearing deposits	$699,339	$726,312	$(26,973)	-3.7%

During the first nine months of 2012, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing and noninterest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall decrease in total deposits, which in general occurred in our interest-bearing money market deposits and time deposits, during the nine months ended September 30, 2012, is primarily the result of the weak economic recovery in our markets. The Company has observed its customers, including counties and municipalities, accessing their liquid cash reserves in order to deleverage, keep their debts current and make up operating shortfalls. While the Company believes that it offers competitive interest rates on all deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or other investment vehicles. At September 30, 2012 and December 31, 2011, the Company had $33.1 million and $31.5 million in broker certificates of deposits.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $133.3 million at September 30, 2012, an increase of $1.5 million or 1.2% from $131.8 million at December 31, 2011. The increase in borrowings was due to an increase in customer repurchase agreements during the first nine months of 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As of September 30, 2012, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital markets transactions, the proceeds of which could provide additional liquidity for our operations.

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

Cash, cash equivalents and federal funds sold totaled $42.0 million as of September 30, 2012 compared to $24.6 million as of December 31, 2011. At September 30, 2012, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $213.2 million or 20.2% of total assets, compared to $145.0 million or 13.6% of total assets at December 31, 2011.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $13.8 million, net cash provided by investing activities was $12.7 million and net cash used in financing activities was $9.1 million for the nine months ended September 30, 2012. Combined, this contributed to a $17.4 million increase in liquidity for the nine months ended September 30, 2012.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $183.7 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $64.1 million at September 30, 2012. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $71.9 million at September 30, 2012.

As of September 30, 2012, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

The Federal Reserve, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards and impose upon bank holding companies with under $15 billion in total consolidated assets a 10 year phase-out period for trust preferred securities from Tier 1 capital. The Company anticipates that the Federal Reserve will adopt a final version of these proposed rules in the near future.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three and nine months ended September 30, 2012 and 2011, no cash dividends have been paid from the Bank to the Company.

For the three and nine months ended September 30, 2012 and 2011, the Company paid out no cash dividends to common shareholders.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. In connection with the Company’s participation in the Treasury’s Capital Purchase Program, there were limitations on the Company’s ability to pay quarterly common stock cash dividends in excess of $0.16 per share prior to January 9, 2012.

On August 15, 2012, the Company deferred its seventh consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP. These accumulated dividends are reflected as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of September 30, 2012, the Company had accumulated $2.1 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board automatically increases by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right. The Company has notified the Treasury that it is deferring the November 15, 2012 dividend on the preferred stock.

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

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. The primary effect of inflation on the Company’s operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are significantly impacted by changes in the inflation rate, they do not necessarily change at the same time or in the same magnitude as the inflation rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2012 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three and nine months ended September 30, 2012, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, prior to January 9, 2012, the Company generally could not purchase any of its common stock without the consent of the Treasury.

In connection with the Written Agreement with the FRB and the SCC, as previously described, the Company is subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended May 21, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 11, 2010).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	November 14, 2012	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2012	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)