Form 10-K
period 2012-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2013-03-29
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2012 was $21.2 million.

There were 6,069,551 shares of common stock, par value $2.00 per share, outstanding as of March 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (“Parent”) is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. Through our wholly-owned bank subsidiary, EVB (the “Bank”), we operate twenty-two full service branches and 2 drive-in facilities in eastern Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB.

EVB is a community bank targeting small to medium-sized businesses and consumers in our traditional coastal plain markets and the emerging suburbs outside of the Richmond and Greater Tidewater areas. Our mission is dedicated to providing the highest quality financial services to our customers, enriching the health and vitality of the communities we serve, and enhancing shareholder value.

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

Historically, the Company’s goal has been to expand our footprint in eastern and central Virginia. To accomplish that goal, we have expanded and improved our branch network. While we continuously evaluate strategies of building new branches in growing markets and purchasing other locations as the opportunities arise, the economic environment over the past few years has not been conducive to expansion. In December 2010, we closed one of our oldest branches, Aylett, combining it with a newer and larger branch three miles away at Central Garage on Route 360. This location in King William County is fast becoming the economic center of that part of the county. In early 2011, we purchased land in Colonial Heights with the intent to build and relocate our existing rented branch to this owned property during the fourth quarter of 2012. In December 2012, we completed construction of the new Colonial Heights branch and relocated from our previously rented branch. We have also closed two other branches during the last two years, with our Glenns branch closing in December 2011 and our Bowling Green branch closing in September 2012. The decision to close our Glenns branch was based on foot traffic and other metrics, and we can continue to efficiently serve our customers in that area with the three other branches located only a few miles away. The decision to close our Bowling Green branch was based on several factors including the branch location, which was outside our traditional footprint, and the inability to successfully grow the branch due to local economic conditions. Both of these branch closures were also part of our strategic focus during 2011 and 2012 on reducing our noninterest expenses. Other changes to the branch system could occur in the future. Our goal continues to be to expand whenever possible when it is financially feasible. As previously disclosed in our Form 10-K for the year ended December 31, 2010, in February 2011 we entered into a written agreement with our federal and state banking regulators. The Company’s management and Board of Directors unanimously support the goal of financial soundness identified by this agreement. Certain portions of this agreement, including certain requirements applicable to the Bank’s existing businesses, may limit the Company’s ability to expand its operations while the agreement is effective. For additional discussion of this agreement, please see “Regulation and Supervision–Written Agreement” later in Item 1 of this Annual Report on Form 10-K.

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB

Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company will advise and consult with Southern Trust Mortgage, LLC and facilitate the marketing and brand recognition of their mortgage business. In addition, the Company will provide Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal working hours. For its services, the Company shall receive fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis going forward. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sells title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans and whose financial position and operating results are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Market Areas

The Company currently conducts business through twenty-two full service branches and two drive-in facilities, primarily in the eastern portion of the state. Our markets are located east of U.S. Route 250 and extend from northeast of Richmond to the Chesapeake Bay in central Virginia and across the James River from Colonial Heights to southeastern Virginia. Geographically, we have four primary market areas: Northern Neck, Middle Peninsula, Capital (suburbs of Richmond) and Southern.

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

Our Capital region is currently comprised of Hanover, Henrico and King William counties and Colonial Heights, which are emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and eighty-six miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting. With a branch in the adjacent county of Henrico, which is closer to Richmond, we have the advantage of an established economic setting with many small business prospects. Our location in Colonial Heights puts us in the south Richmond suburbs and allows us to capitalize on economic activity related to the U.S. Army facility at Fort Lee. The other county, King William, offers us growth opportunities as the Richmond suburbs expand farther east of their current boundaries.

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

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of a broad range of products and services, as well as the high level of personal service that we provide. While we work through the economic challenges of the past few years and look at 2013 as a year to strengthen our existing markets, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding to the counties near the urban markets of Richmond and Greater Tidewater.

Competition

The Bank encounters strong competition for its banking services within its primary market areas. The sources of competition vary based on the particular market of operation, which can range from a small rural town to part of a large urban market. The Bank competes with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds and life insurance companies. The banking business in the Bank’s primary market areas is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Bank are their ability to offer banking products and services at large branch networks, to launch and finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank. In addition, large banks may more easily comply with certain regulations applicable to banking activities and consumer financial products and services that have been adopted in response to the perceived causes of the financial crisis of 2008, and current conditions in the economic and financial markets.

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

Employees

As of December 31, 2012, the Company had 306 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal regulation of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to financial institutions. The most significant of these new laws is the Dodd-Frank Act, adopted on July 21, 2010 to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company is experiencing a period of rapidly changing regulatory requirements. These regulatory changes could have a significant effect on how the Company conducts its business. The full extent of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be determined and will depend to a large extent on the many specific regulations that the Dodd-Frank Act requires to be adopted in the coming months and years to implement these reform initiatives.

Written Agreement

On February 17, 2011, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”).

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the Reserve Bank and Bureau under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of December 31, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

Regulation of the Company

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company must file annual, quarterly, current and other reports with the Securities and Exchange Commission (the “SEC”), and also comply with other laws and regulations of the SEC applicable to public companies.

As a bank holding company, the Company is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Generally, a bank holding company is required to obtain the approval of the Federal Reserve Board before acquiring a controlling interest in a bank or engaging in an activity considered to be a banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

The Federal Reserve Board has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Bank Holding Company Act of 1956 (the “BHCA”) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks, and permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. As a result of the Dodd-Frank Act, a bank holding company must be well capitalized and well managed to engage in an interstate acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.

A bank holding company is prohibited from engaging in or acquiring, either directly or indirectly through a subsidiary, ownership or control of more than five percent of the voting shares of any company engaged in non-banking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve Board has determined by regulation or order are so closely related to banking as to be a proper incident to banking. A bank holding company also may become eligible to engage in activities that are financial in nature or complimentary to financial activities by qualifying as a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. To date, the Company has not qualified as a financial holding company, and the qualification as such by other bank holding companies has not had a material impact on the business of the Company.

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds. For example, pursuant to the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company must commit resources to support its subsidiary depository institutions, which is referred to as serving as a “source of strength.” In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (the “DIF”) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

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

As long as the Company has total consolidated assets of less than $15 billion, under current capital standards the Company may include in Tier 1 and total capital the Company’s trust preferred securities that were issued before May 19, 2010. The capital guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

In June 2012, the Company’s primary federal regulator, the Federal Reserve Board, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as Basel III for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions regulatory capital ratios and would replace the existing Basel I derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies rules. As originally proposed, the Basel III Proposal and the Standardized Approach Proposal would have come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively; however, the federal bank regulatory agencies have delayed the implementation of the 2012 Capital Proposals to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, the substance of the 2012 Capital Proposals is uncertain.

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

When fully phased in, Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Proposal also provides for a “countercyclical capital buffer,” that is potentially applicable only to certain covered institutions and is not expected to have any current applicability to the Company.

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

Once application of the Basel III capital framework commences, it is still expected that banking institutions will be required to meet the following minimum capital ratios:

•	3.5 % CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital framework, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

With respect to the Company, the Basel III Proposal would also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Proposal does not change the total risk-based capital requirement for any category.

The federal banking agencies in 2008 proposed, as an option for banking institutions that are not subject to the advanced risk-weighting approaches of Basel II, an approach based upon the Basel II standardized risk-weighting approach, but the agencies never proceeded with it. The Standardized Approach Proposal expands upon the initial U.S. Basel II approach from 2008 but would be mandatory and, because of Dodd-Frank’s prohibition on the use of credit ratings, would substitute non ratings-based alternatives for Basel II’s heavy reliance on credit ratings.

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•

For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a category 1 or category 2 residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

Limits on Dividends

The Corporation is a legal entity that is separate and distinct from the Bank, and the ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, if any. In addition, the ability of the Company to pay dividends is subject to various laws and regulations, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Regulatory restrictions also exist with respect to the Bank’s ability to pay dividends. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including paying dividends, if after making such distribution the institution would become undercapitalized as defined in the statute.

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

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•

Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Creation of the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the CFPB, which is discussed in more detail below.

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•

Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.

•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that may have an impact on the Company and the Bank.

Source of Strength Doctrine

The Dodd-Frank Act codifies and expands the existing Federal Reserve Board policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of January 2013, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the Federal Reserve Board’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Incentive Compensation

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2013. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives only if the Company’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.

Regulation of the Bank

The Bank, as a state-chartered member bank of the Federal Reserve System, is subject to regulation and examination by the Bureau and the Federal Reserve Board. The various laws and regulations issued and administered by the regulatory agencies (including the CFPB) affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, and the types of business conduct, the products and terms offered to customers. In addition, the Bank is subject to the rules and regulations of the FDIC, which currently insures substantially all of the Bank’s deposits up to applicable limits of the DIF, and is subject to deposit insurance assessments to maintain the DIF.

FDIC Insurance, Assessments and Regulation

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage was $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital). In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

FDIC insurance expense totaled $2.3 million, $2.7 million and $2.3 million in 2012, 2011 and 2010, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for DIF ranged between a high of 0.66 basis points for the first quarter of 2012, to a low of 0.64 basis points for the fourth quarter of 2012. For the first quarter of 2013, the FICO assessment rate for the DIF is 0.64 basis points resulting in a premium of $0.0064 per $100 of DIF-eligible deposits.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. The Company believes that, as of December 31, 2012, its bank subsidiary, EVB, was “well capitalized” based on the aforementioned ratios.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Dodd-Frank Act has transferred rulemaking authority under many of these laws to the CFPB.

Confidentiality and Required Disclosures of Customer Information

The Company and the Bank are subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLBA and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Company and the Bank are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (“FBI”) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the “Treasury”) and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in August 2012, it received a CRA performance evaluation of “satisfactory.”

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2012, the Bank held $6.9 million of FHLB of Atlanta stock.

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

Declines in the housing market, with falling home prices and elevated foreclosures, coupled with historically high unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and consumer loans and have resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and reduction of business activity generally. Continuing economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

The capital and credit markets have periodically experienced volatility and disruption in recent years. In some cases, these markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility recur, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The Company has a high concentration of loans secured by both residential and commercial real estate and a further downturn in either or both real estate markets, for any reason, may increase the Company’s credit losses, which would negatively affect its financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At December 31, 2012, approximately 89.0% of the Company’s $684.7 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a greater deterioration in market value of collateral, or a greater decline in local employment rates or economic conditions, could adversely affect the Company’s customers ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company may have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

Offerings of our securities and other potential capital strategies could dilute your investment or otherwise affect your rights as a shareholder.

On March 26, 2013, we announced that we entered into securities purchase agreements with certain accredited investors for shares of our common stock and a new series of non-voting preferred stock in private placements that we expect will raise approximately $45.0 million in gross proceeds (such purchases, the “Private Placements”). Shares of our common stock and non-voting preferred stock will be purchased in the Private Placements at $4.55 per share. In addition, we announced our plans to conduct a $5.0 million rights offering to allow existing holders of our common stock to purchase additional shares of common stock at the same purchase price per share as the purchasers in the Private Placements (such offering, the “Rights Offering”, and together with the Private Placements, the “2013 Capital Initiative”). The completion of the Private Placements is contingent upon, without limitation, approval by our shareholders and, if such approval is received, we expect the Private Placements to close late during the second quarter of 2013. The completion of the Rights Offering is contingent upon completion of the Private Placements. The 2013 Capital Initiative will substantially dilute the investment and voting rights of existing shareholders, with the greatest dilution impacting shareholders that elect to not participate in the Rights Offering.

Although we are seeking to raise capital through the 2013 Capital Initiative, in the future we may seek to raise additional capital through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock. Under our articles of incorporation, we have additional authorized shares of common stock that we can issue from time to time at the discretion of our board of directors, without further action by shareholders, except where shareholder approval is required by applicable law or listing requirements of the NASDAQ Stock Market. The issuance of any additional shares of common stock or securities convertible into common stock in a subsequent offering could be substantially dilutive to holders of our common stock. Holders of our common stock have no preemptive rights as a matter of law that entitle them to purchase their pro-rata share of any offering or shares of any class or series. In addition, under our articles of incorporation, we can authorize and issue additional shares of our preferred stock, in one or more series the terms of which would be determined by our Board of Directors without shareholder approval, unless such approval is required by applicable law or listing requirements of the NASDAQ Stock Market. The market price of our common stock could decline as a result of future sales of our securities or the perception that such sales could occur.

New investors, particularly with respect to newly authorized series of preferred stock, also may have rights, preferences, and privileges that are senior to, and that could adversely affect, our then current shareholders. For example, a new series of preferred stock could rank senior to shares of our common stock. As a result, we could be required to make any dividend payments on such preferred stock before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution, or liquidation, we may have to pay the holders of this new series of preferred stock in full prior to any distributions being made to the holders of our common stock.

We cannot predict or estimate the amount, timing, or nature of our future securities offerings or other capital initiatives. Thus, our shareholders bear the risk of our future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of our common stock.

If we complete the 2013 Capital Initiative, affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) will become substantial holders of our Common Stock.

Upon the completion of the Private Placement, Castle Creek will become a holder of approximately 9.9% of our common stock and approximately 32.0% of our combined common stock and to-be-issued non-voting preferred stock. Similarly, upon completion of the Private Placement, GCP Capital will become a holder of approximately 9.9% of our common stock and approximately 14.1% of our combined common stock and to-be-issued non-voting preferred stock. Pursuant to the terms of the securities purchase agreements entered into with Castle Creek and GCP Capital in the Private Placement, Castle Creek and GCP Capital will each have a right to appoint a representative on our board of directors and on the Bank’s board of directors.

Although we expect the ownership percentages of Castle Creek and GCP Capital to decline slightly as a result of the Rights Offering, assuming full participation by existing shareholders in such offering, Castle Creek and GCP Capital may have individual economic interests that are different from the other’s interests and different from the interests of our other shareholders.

We may not be able to fully execute on our business initiatives related to our 2013 Capital Initiative, which could have a material adverse effect on our financial condition or results of operations.

We intend to use a significant portion of the gross proceeds from the 2013 Capital Initiative to strengthen our balance sheet so that we can pursue the following business strategies: (a) the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), (b) the optimization of our balance sheet through the restructuring of FHLB advances, and (c) the eventual exit from the Written Agreement and repurchase of our Series A Preferred Stock that we issued to Treasury through TARP, subject in both instances to the approval of state and federal banking regulators.

There are significant costs, risks and uncertainties associated with the 2013 Capital Initiative and the development, implementation and execution of these business strategies, including the investment of time and resources, the possibility that these strategies will be less successful or beneficial than anticipated, and the risk of additional liabilities associated with these strategies. Our potential inability to successfully execute these business strategies could have a material adverse effect on our business, financial condition or results of operations. We expect our non-interest expense to increase in connection with the 2013 Capital Initiative and executing these business strategies, and we may incur some or all of these costs in advance of realizing improved financial condition and results of operations as a result of these strategies.

We have a concentration of credit exposure in acquisition and development (“ADC”) real estate loans.

At December 31, 2012, we have approximately $54.8 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 8.0% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

As a result of losses in 2009 and 2010 and other losses that we may incur in the future, we may need to raise additional capital in the future if we incur additional losses or due to regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to maintain our capital ratios could be materially impaired, and we could face additional regulatory challenges.

The Company is not paying dividends on its common stock and is deferring distributions on its preferred stock, and is otherwise restricted from paying cash dividends on its common stock. The failure to resume paying dividends and distributions may adversely affect the Company and has provided board appointment rights to the holders of our preferred stock.

The Company historically paid quarterly dividends before suspending dividend payments on its common stock in the first quarter of 2011. There is no assurance that the Company will resume paying cash common dividends. Even if the Company resumes paying common dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s preferred stock currently held by the Treasury. All dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our Board of Directors may deem relevant.

Effective February 17, 2011, the Company and Bank entered into a Written Agreement with the Reserve Bank and the Bureau. Under the terms of the Written Agreement, both the Company and the Bank have agreed, among other things, to refrain from declaring or paying dividends without prior regulatory approval.

Further, on February 15, 2013, the Company deferred its ninth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of December 31, 2012, the Company had accumulated $2.4 million for dividends on the preferred stock. Because dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Treasury has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right to elect directors.

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

The Basel III capital framework could require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

The Basel III capital framework, when implemented by the U.S. banking agencies and fully phased-in, would represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. The proposed Basel III capital framework and related changes to the standardized calculations of risk-weighted assets are complex and would create enormous compliance burdens, especially for community banks. These proposed regulations would require bank holding companies and their subsidiaries, such as the Company and the Bank, to maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The proposals would require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and would likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to many types of loans and securities. As a result, we may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio.

If the proposed changes to bank capital levels and the calculation of risk-weighted assets are implemented without change, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be force to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. The regulations ultimately applicable to us may be substantially different from the proposed rules to implement the Basel III capital framework and revised calculations of risk-weighted assets. However, the final regulations may have a detrimental effect on our net income and return on equity and limit the products and services we provide to our customers.

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

Following the completion of the 2013 Capital Initiative, we intend to initiate discussions with the Federal Reserve and the Treasury to repurchase our Series A Preferred Stock. We may not be able to complete the 2013 Capital Initiative or receive regulatory approval to repurchase the Series A Preferred Stock.

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

The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in the Company’s control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

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

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We rely on dividends from the Bank as our primary source of additional liquidity, and the payment of dividends by the Bank to us is restricted by applicable state and federal law and the Written Agreement. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

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

We are required by U.S. generally accepted accounting principles to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2012, we had $16.0 million of goodwill related to branch acquisitions in 2003 and 2008. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where we opened a 15,632 square foot corporate headquarters and operations center in July 2003. In September 2012, we closed our Bowling Green office while in December 2011 we closed our Glenns office. At the end of 2012, the Company owned twenty-two full service branch buildings including the land on which eighteen of those buildings are located and two remote drive-in facilities. The Company currently has long-term leases for four of its branches and two for former branches. Five of the leases are for the branch buildings and one lease is for the land on which the Company owned branch is located. All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $397 thousand as of December 31, 2012. The counties of Northumberland and Middlesex are each the home to three of our branches. The counties of Essex and Gloucester are home to two branch offices. In addition, Essex County houses the Company’s corporate/operations center. Hanover County houses four branch offices and the Bank’s loan administration center while Henrico, King William County, Lancaster, New Kent, Southampton, Surry, Sussex Counties and Colonial Heights each have one full service branch office. Southampton County and Sussex County also each have a stand-alone drive-in/automated teller machine location.

In June 2010, we purchased 4 business condo units (2,400 square feet per unit) at Atlee Commons in Hanover County. In November 2012, we purchased 3 more business condo units with the same specifications at the same Hanover County location. All of these properties were purchased in anticipation of future space needs and to lower or eliminate current rental costs. In early 2011, land was purchased in Colonial Heights with the intent to build and relocate our existing rented branch. In December 2012, construction was completed on the new Colonial Heights branch and we relocated from our previously rented branch. No other new branches were built or purchased in 2011 or 2012.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of the Company, their ages as of December 31, 2012, their current titles and positions held during the last five years:

Joe A. Shearin, 56, joined the Company in 2001 as the President and Chief Executive Officer of Southside Bank. Mr. Shearin served in that capacity until 2006 when he became President and Chief Executive Officer of the Bank. Mr. Shearin became the President and Chief Executive Officer of the Company in 2002.

Joseph H. James, Jr., 57, joined the Company in 2000 as Vice President and Operations Officer. From April 2002 to November 2002, Mr. James served as Vice President and Chief Operations Officer. From November 2002 through April 2006, Mr. James served as Senior Vice President and Chief Operations Officer. From April 2006 to January 2009, Mr. James served as an Executive Vice President of the Bank and the Chief Operations Officer of the Company. In January 2009, Mr. James became our Senior Executive Vice President and Chief Operating Officer.

J. Adam Sothen, 36, joined the Company in June 2010 as Vice President and Corporate Controller of the Bank. In September 2011, Mr. Sothen was appointed as the Company’s Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer. Mr. Sothen served as the Corporate Controller until October 2012. Prior to joining the Company, from October 2004 to June 2010, Mr. Sothen served as Vice President and Controller for Bank of the Commonwealth in Norfolk, Virginia.

James S. Thomas, 58, joined the Company in 2003 as Senior Vice President and Retail Banking Manager of Southside Bank. In 2005, he became Executive Vice President and Chief Operating Officer of Southside Bank. In April 2006, Mr. Thomas became Executive Vice President of Retail Banking for the Bank. In June 2007, Mr. Thomas was promoted to Executive Vice President and Chief Credit Officer of the Bank.

Douglas R. Taylor, 56, joined the Company in April 2010 as Executive Vice President and Chief Risk Officer. From December 2004 until joining the Company, Mr. Taylor served as Director of Risk Management for First Market Bank. From October 2001 until December 2004, Mr. Taylor served as Chief Administrative Officer of Citizens Bank and Trust.

Ann-Cabell Williams, 51, joined the Company in July 2011 as Executive Vice President and Retail Executive. From January 2007 until joining the Company, Ms. Williams served as Chief Operation Officer and Retail Executive for Bank of Virginia. From June 1999 until January 2007, Ms. Williams served as Area Manager and Senior Vice President for SunTrust Bank.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “EVBS.” As of March 25, 2013, there were approximately 2,733 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $7.26. Set forth in the table below is the high and low sales prices of our common stock as reported by the NASDAQ Stock Market during each quarter for 2012 and 2011.

	2012		2011
Quarter	High	Low	High	Low
First	$3.74	$1.89	$5.40	$3.40
Second	4.41	3.51	3.75	3.07
Third	5.00	3.65	3.68	1.50
Fourth	5.90	4.66	2.68	1.76

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2012, in stock price appreciation and dividends for the Company’s common stock, the NASDAQ Composite and the SNL $1 billion - $5 billion Bank Index. Returns assume an initial investment of $100 at the market close on December 31, 2007 and reinvestment of dividends. Values as of each year end of the $100 initial investment are shown in the table and graph below.

	Cumulative Total Return as of Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Eastern Virginia Bankshares, Inc.	100.00	54.24	45.21	24.83	13.04	35.04
NASDAQ Composite	100.00	57.22	84.85	99.19	97.41	110.69
SNL Bank $1B-$5B Bank Index	100.00	82.94	59.45	67.39	61.46	75.78

Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRIP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRIP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder. Effective August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended during the Company’s continued deferral of cumulative dividends on its Series A Preferred Stock.

Dividend Information

The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, which is limited by regulatory restrictions on the Bank’s ability to pay dividends. The Company’s quarterly dividend was suspended beginning with the Company’s first quarter of 2011. For further information regarding payment of dividends, including restrictions stemming from the Company’s participation in the Capital Purchase Program as well as the Company entering into a Written Agreement, refer to Item 1. “Business,” under the heading “Limits on Dividends” and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 16: Dividend Limitations” of this Form 10-K.

Purchases of Equity Securities by the Issuer

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2012, 2011 and 2010, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, prior to January 9, 2012, the Company generally could not purchase any of its common stock without the consent of the Treasury.

In connection with the Written Agreement with the Federal Reserve Board and the Bureau, as previously described, the Company is subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Statement Data:
Interest and dividend income	$45,071	$49,538	$53,510	$56,727	$59,386
Interest expense	11,568	14,651	17,722	24,050	26,809

Net interest income	33,503	34,887	35,788	32,677	32,577
Provision for loan losses	5,658	8,800	28,930	4,200	4,025

Net interest income after provision for loan losses	27,845	26,087	6,858	28,477	28,552
Noninterest income (loss)	9,898	9,518	10,942	(12,846)	3,199
Noninterest expense	33,346	34,039	35,521	30,291	28,174

Income (loss) before income taxes	4,397	1,566	(17,721)	(14,660)	3,577
Income tax expense (benefit)	945	(211)	(6,962)	(5,856)	506

Net income (loss)	3,452	1,777	(10,759)	(8,804)	3,071
Effective dividend on preferred stock	1,500	1,496	1,492	1,459	—

Net income (loss) available to common shareholders	$1,952	$281	$(12,251)	$(10,263)	$3,071

Per Share Data:
Diluted income (loss) per common share	$0.32	$0.05	$(2.05)	$(1.73)	$0.52
Dividends per share, common	—	—	0.12	0.31	0.64
Book value per common share	12.56	11.83	11.28	13.67	13.23
Balance Sheet Data:
Assets	$1,075,553	$1,063,034	$1,119,330	$1,126,283	$1,051,363
Loans, net of unearned income	684,668	734,530	774,774	853,063	819,266
Securities	286,164	246,582	256,464	178,383	161,879
Deposits	838,373	829,951	868,146	856,640	817,489
Total shareholders’ equity	99,711	95,123	91,418	105,198	78,029
Average shares outstanding - basic	6,051	6,008	5,978	5,920	5,889
Average shares outstanding - diluted	6,051	6,008	5,978	5,920	5,890
Performance Ratios:
Return on average assets	0.18%	0.03%	-1.11%	-0.93%	0.31%
Return on average shareholders’ equity	2.66%	0.40%	-15.36%	-12.32%	3.55%
Dividend payout ratio	n/a	n/a	n/a	n/a	123.02%
Efficiency ratio (1)	79.09%	76.63%	79.89%	76.84%	70.15%
Average equity to average assets	9.13%	8.79%	9.40%	9.23%	8.69%
Asset Quality Ratios:
Allowance for loan losses to period end loans	2.97%	3.28%	3.26%	1.42%	1.29%
Allowance for loan losses to nonaccrual loans	171.29%	79.56%	97.80%	62.91%	77.66%
Nonperforming assets to period end loans and other real estate owned	2.41%	5.09%	5.00%	3.10%	2.04%
Net charge-offs to average loans	1.32%	1.32%	1.89%	0.31%	0.24%
Capital Ratios:
Leverage capital ratio	8.13%	7.67%	7.38%	9.08%	8.62%
Tier 1 risk-based capital	12.64%	11.23%	10.51%	11.60%	10.51%
Total risk-based capital	13.88%	12.47%	11.70%	12.29%	11.56%

Note: (1)	Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of gains or losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2012 and 2011, and changes in financial condition and results of operations for the years 2010 through 2012. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends, the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; (xi) statements regarding our 2013 Capital Initiative (discussed in detail under “Executive Overview” below) and business initiatives related to the capital initiative; and (xii) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•

factors that adversely affect our 2013 Capital Initiative and related business initiatives (discussed in detail under “Executive Overview” below), including, without limitation, failure to obtain shareholder approval of the private placements or to satisfy any other condition to the closing of the private placements; failure to consummate the rights offering; changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all; changes in market and interest rate conditions that adversely affect our ability to restructure our FHLB advances on advantageous terms;

•	our ability and efforts to assess, manage and improve our asset quality;

•	the strength of the economy in our target market area, as well as general economic, market, political, or business factors;

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

•	possible changes to our Board of Directors, including in connection with the private placements and deferred dividends on our Capital Purchase Program preferred stock; and

•	other circumstances, many of which are beyond our control.

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

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (“TDRs”) are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals, forbearance and, in some cases, forgiveness of principal or interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within Item 7.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company completed the annual goodwill impairment test during the fourth quarter of 2012 and determined there was no impairment to be recognized in 2012. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During 2012, the national and local economies showed limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery in our markets in recent periods. As previously disclosed, the Company has established a plan to improve our operating performance and strengthen our balance sheet by focusing on asset quality issues as a key priority, containing our noninterest expenses and lowering our cost of funding. During 2012, the Company has been successful in the execution of this plan. With the close of 2012, the Company is not only reporting its eighth straight quarter of net income, but its sixth straight quarter of improved net income.

2013 Capital Initiative and Strategic Initiatives

On March 26, 2013, the Company announced that it entered into securities purchase agreements with certain institutional investors pursuant to which it expects to raise aggregate gross proceeds of $45.0 million through private placements of 4.6 million shares of common stock and 5.2 million shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock, each at $4.55 per share (such transactions, the “Private Placements”). The closing of the Private Placements is subject to shareholder approval and other conditions, and, if such conditions are satisfied or waived, the Company expects the Private Placements to close during the second quarter of 2013.

The Company also announced plans to conduct a $5.0 million rights offering to allow existing holders of Company common stock to purchase common stock at the same purchase price per share as the investors in the Private Placements (such offering, the “Rights Offering”, and together with the Private Placements, the “2013 Capital Initiative”). The closing of the Rights Offering will be conditioned on the closing of the Private Placements.

The Company intends to use the gross proceeds from the 2013 Capital Initiative for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), the optimization of the Company’s balance sheet through the restructuring of FHLB advances and the eventual repurchase of the Series A Preferred Stock that was issued to Treasury through TARP. The Company also expects that the 2013 Capital Initiative will better position the Bank and the Company to expeditiously exit the Written Agreement, subject to necessary regulatory approvals. As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success.

Summary of 2012 Operating Results and Financial Condition

During 2012, the Company’s net income increased by 94.3% when compared to the same period one year earlier. Even with these improvements, the Company’s earnings remain constrained due to the protracted low-interest rate environment, lingering credit quality issues and a lack of loan demand resulting from the challenging economic climate, all of which contribute to compressing the Company’s net interest margin. The Company had a strong year liquidating our troubled assets, reducing our classified assets and improving our overall asset quality. The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction of nonperforming assets by 56.0% compared to same period one year earlier through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting asset dispositions. Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy, producing a ratio of allowance for loan losses to nonperforming loans of 171.29% at December 31, 2012 compared to 79.12% at December 31, 2011. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at December 31, 2012 to 1.73%, compared to 4.15% at December 31, 2011 while also reducing its ratio of nonperforming assets to total assets at December 31, 2012 to 1.55%. With an economic outlook consisting of modest growth, elevated unemployment and low interest rates in the near term, the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

During 2012, the Company successfully completed the execution of two business objectives. In September 2012, the Company closed its Bowling Green branch located in Caroline County. The branch closure decision was based on several factors including the branch location, which was outside our traditional retail footprint, the inability to successfully grow the branch due to local economic conditions, and our continuing strategy to reduce our noninterest expenses. The Company actively analyzes its branch retail network on an ongoing basis and other changes to our branch retail network could occur in the future. Additionally, the Company finalized the sale of its $2.8 million credit card loan portfolio. This sale was completed to decrease risk exposure and compliance burdens, and we will continue offering our customers credit card products with many additional features and benefits in an evolving competitive marketplace through a services agreement with a third party bank.

The primary drivers for the Company’s results for 2012 continue to be the overall compression of its margins, the elevated levels of the provision for loan losses, FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale and valuation adjustments of other real estate owned. Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during 2012 generated gains of $3.9 million. In addition, the sale of our credit card loan portfolio during September 2012 generated a gain of $197 thousand. The Company experienced only a moderate decrease in the amount of net charge-offs during 2012 when compared to the same period in 2011, while the provision for loan losses during 2012 was down approximately 35.7% from the same period in 2011. This was due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the year ended December 31, 2012, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $5.7 million compared to $8.8 million for the same period in 2011.

•	Net charge-offs of $9.4 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $21.2 million during 2012.

•	Gain on the sale of available for sale securities of $3.9 million resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Gain of $197 thousand on the sale of the credit card loan portfolio.

•	Decrease in net interest income by $1.4 million from the same period in 2011.

•	Impairment losses of $1.7 million related to valuation adjustments on other real estate owned.

•	Losses of $227 thousand on the sale of other real estate owned.

•	Expenses related to FDIC insurance premiums of $2.3 million, compared to $2.7 million for the same period in 2011.

•	Expenses related to collection, repossession and other real estate owned of $1.1 million, compared to $1.7 million for the same period in 2011.

For the years ended December 31, 2012, 2011 and 2010, the reported net income (loss) of $3.5 million, $1.8 million and ($10.8) million, respectively equate to the following performance metrics:

•

On net income (loss) available to common shareholders, Return on Average Assets (ROA) of 0.18% for the year ended December 31, 2012 which compares to ROA of 0.03% for the year ended December 31, 2011 and ROA of (1.11%) for the year ended December 31, 2010.

•

On net income (loss) available to common shareholders, Return on Average Common Shareholders’ Equity (ROE) of 2.66% for the year ended December 31, 2012 which compares to ROE of 0.40% for the year ended December 31, 2011 and ROE of (15.36%) for the year ended December 31, 2010.

•

On a per share basis, the diluted and basic income (loss) per common share (EPS) is $0.32 for the year ended December 31, 2012 which compares to an EPS of $0.05 for the year ended December 31, 2011 and an EPS of ($2.05) for the year ended December 31, 2010.

Although the Company’s operating results improved for the year ended December 31, 2012, as compared to the same periods of 2011 and 2010, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives, in combination with our 2013 Capital Initiative and related business strategies, will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Item 7 under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs will be likely. However, the Company believes that the loan loss reserves set aside during 2012 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Capital Management and Written Agreement

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On February 15, 2013, the Company deferred its ninth consecutive dividend on the preferred stock issued to the Treasury. As of December 31, 2012, the Company had accumulated $2.4 million for dividends on the preferred stock. Because dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right to elect directors.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable. During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company. As of December 31, 2012, the Company has deferred $625 thousand for interest on the Junior Subordinated Debentures.

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

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The purpose of this agreement is to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. Among other things, the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. To date, the Company and the Bank have met all of the deadlines for taking actions required by the Reserve Bank and the Bureau under the terms of the Written Agreement. The Company has established the RCOC to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of December 31, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement. For further information concerning the Written Agreement, refer to Item 1. “Business,” under the heading “Regulation and Supervision.”

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2012 and 2011.

TABLE 1: SUMMARY OF FINANCIAL RESULTS BY QUARTER

(dollars in thousands)

	Three Months Ended				Three Months Ended
	2012				2011
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest and dividend income	$11,012	$11,229	$11,276	$11,554	$11,783	$12,197	$12,860	$12,698
Interest expense	2,657	2,822	2,985	3,104	3,362	3,596	3,803	3,890

Net interest income	8,355	8,407	8,291	8,450	8,421	8,601	9,057	8,808
Provision for loan losses	875	625	1,258	2,900	3,650	1,650	1,500	2,000

Net interest income after provision for loan losses	7,480	7,782	7,033	5,550	4,771	6,951	7,557	6,808
Noninterest income	1,925	1,884	2,182	3,907	2,828	2,938	1,661	2,091
Noninterest expenses	8,135	8,536	8,124	8,551	7,045	9,385	9,109	8,500

Income before income taxes	1,270	1,130	1,091	906	554	504	109	399
Income tax expense (benefit)	341	269	243	92	(37)	15	(114)	(75)

Net income	$929	$861	$848	$814	$591	$489	$223	$474
Less: Effective dividend on preferred stock	375	375	375	375	374	374	374	374

Net income (loss) available to common shareholders	$554	$486	$473	$439	$217	$115	$(151)	$100

Income (loss) per common share, basic and diluted	$0.09	$0.08	$0.08	$0.07	$0.04	$0.02	$(0.03)	$0.02

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

2012 compared with 2011

Net interest income, on a fully tax equivalent basis, decreased $1.7 million or 4.8% to $33.7 million for the year ended December 31, 2012, down from $35.4 million for the year ended December 31, 2011. Total average earning assets decreased $6.1 million or 0.6% from $1.01 billion for the year ended December 31, 2011 to $999.0 million for the same period in 2012. Total average interest-bearing liabilities decreased $25.9 million or 3.0% from $874.3 million for the year ended December 31, 2011 to $848.4 million for the same period of 2012. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impacts of declining loan balances and decreasing yields on the Company’s loan and investment portfolios, and partially offset by the Company’s expansion of its investment portfolio through purchases of principally lower-yielding securities during 2012 funded by excess liquidity. These shifts resulted in a decrease of 15 basis points in our net interest margin from 3.52% for the year ended December 31, 2011 to 3.37% for the same period of 2012. The percentage of average earning assets to total average assets increased slightly to 93.5% for the year ended December 31, 2012, as compared to 93.3% for the same period in 2011.

Total interest income, on a fully tax equivalent basis, decreased approximately $4.7 million from $50.0 million for the year ended December 31, 2011 to $45.3 million for the same period of 2012. This was driven by a decline in the yield on interest earning assets from 4.98% for the year ended December 31, 2011 to 4.53% for the same period of 2012, and a decrease in average earning assets over the same periods. These decreases were primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $42.9 million from $757.1 million for the year ended December 31, 2011 to $714.2 million for the same period of 2012. The yield on loans decreased to 5.54% for the year ended December 31, 2012 compared to 5.68% for the same period of 2011. This resulted in a $3.4 million, or 14 basis point, drop in interest income generated by our largest earning asset category to $39.6 million for the year ended December 31, 2012 compared to $43.0 million for the same period in 2011. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, and increased charge-offs and payment curtailments on outstanding loans.

Average investment security balances increased $36.2 million from $225.2 million for the year ended December 31, 2011 to $261.4 million for the same period of 2012. While the average investment securities balance increased, the yield on securities declined 94 basis points from 3.11% for the year ended December 31, 2011 to 2.17% for the year ended December 31, 2012. The lower yield resulted from accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, and our decision to invest in 2012 in lower risk, shorter duration securities which had corresponding lower yields. Average taxable investment securities increased $52.3 million from the year ended December 31, 2011 to the year ended December 31, 2012, but the yield on taxable securities declined from 2.77% for the year ended December 31, 2011 to 1.97% for the same period of 2012, a drop of 80 basis points.

In addition to deploying excess liquidity into the securities portfolio, we also deploy a portion of our excess funds into short term investments. Average interest bearing deposits in other banks increased $685 thousand from $22.4 million for the year ended December 31, 2011 to $23.1 million for the same period of 2012, while average federal funds sold decreased $65 thousand to $227 thousand for the year ended December 31, 2012 compared to $292 thousand for the same period of 2011. In total, our average excess funds increased $620 thousand from the year ended December 31, 2011 to the year ended December 31, 2012.

Average interest bearing deposits decreased approximately $24.9 million from $741.5 million for the year ended December 31, 2011 to $716.6 million for the year ended December 31, 2012. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense in 2012 related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $3.1 million from 2011 to 2012, as the total rate for average interest-bearing deposits fell from 1.28% for the year ended December 31, 2011 to 0.89% for the same period in 2012, a drop of 39 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts), money market and savings accounts. The largest increase from the year ended December 31, 2011 to the same period in 2012 was in our NOW accounts with an increase of $7.5 million in average balance and a corresponding average rate decrease of 34 basis points from 0.86% to 0.52% from the year ended December 31, 2011 to the year ended December 31, 2012. Our savings accounts had an increase of $5.6 million in average balance and a corresponding average rate decrease of 27 basis points from 0.55% to 0.28% for the same periods. Average large dollar certificates of deposit decreased approximately $15.7 million from $147.6 million during the year ended December 31, 2011 to $131.9 million during the year ended December 31, 2012, and the average rate dropped 28 basis points from 1.90% for the year ended December 31, 2011 to 1.62% for the same period in 2012. The average balance of other certificates of deposit declined approximately $22.4 million from $167.4 million during the year ended December 31, 2011 to $145.0 million for the same period in 2012, with a simultaneous 34 basis point drop in average rate from 1.86% for the year ended December 31, 2011 to 1.52% for the same period in 2012.

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

Average interest bearing deposits decreased $15.8 million from $757.3 million for the year ended December 31, 2010 to $741.5 million for the year ended December 31, 2011. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense related to interest-bearing deposits and helped to minimize the impact of the corresponding decrease in our interest income. Our overall cost of funds decreased $3.1 million, as the total rate for average interest-bearing deposits fell from 1.63% for the year ended December 31, 2010 to 1.28% for the same period in 2011, a drop of 35 basis points. Deposits continued to shift from higher priced certificates of deposit to lower priced money market and savings accounts. The largest increase from the year ended December 31, 2010 to the same period in 2011 was in the money market deposits with an increase of $24.4 million in average balance and a corresponding rate decrease of 27 basis points from 1.28% to 1.01% from the year ended December 31, 2010 to the year ended December 31, 2011. The aggressively priced checking accounts (or NOW accounts) had a decrease of $7.5 million in average balance and a corresponding rate decrease of 40 basis points from 1.26% to 0.86% for the same periods. Average large dollar certificates of deposit decreased $14.5 million from $162.2 million during the year ended December 31, 2010 to $147.6 million during the year ended December 31, 2011 and the rate dropped 30 basis points from 2.20% for the year ended December 31, 2010 to 1.90% for the same period in 2011. The average balance of other certificates of deposit declined $21.0 million from $188.4 million during the year ended December 31, 2010 to $167.4 million for the same period in 2011, with a simultaneous 32 basis point drop in rate from 2.18% for the year ended December 31, 2010 to 1.86% for the same period in 2011. Other interest-bearing liabilities added to the decrease in the cost of funds, primarily because long-term FHLB borrowings cost declined $249 thousand from $5.0 million for the year ended December 31, 2010 to $4.8 million for the same period in 2011.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)	Year Ended December 31,
	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable, available for sale	$236,917	$4,656	1.97%	$184,597	$5,107	2.77%	$114,845	$3,928	3.42%
Restricted securities	9,590	333	3.47%	10,145	246	2.42%	9,496	138	1.45%
Tax exempt, available for sale (2)	14,858	670	4.51%	30,433	1,652	5.43%	40,826	2,365	5.79%

Total securities	261,365	5,659	2.17%	225,175	7,005	3.11%	165,167	6,431	3.89%
Interest bearing deposits in other banks	23,123	56	0.24%	22,438	54	0.24%	25,769	113	0.44%
Federal funds sold	227	—	0.00%	292	—	0.00%	838	1	0.12%
Loans, net of unearned income (3)	714,254	39,561	5.54%	757,123	42,984	5.68%	835,502	47,687	5.71%

Total earning assets	998,969	45,276	4.53%	1,005,028	50,043	4.98%	1,027,276	54,232	5.28%
Less allowance for loan losses	(23,273)			(26,479)			(16,324)
Total non-earning assets	92,332			98,811			92,987

Total assets	$1,068,028			$1,077,360			$1,103,939

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$229,605	$1,205	0.52%	$222,149	$1,908	0.86%	$229,637	$2,885	1.26%
Savings	85,476	239	0.28%	79,918	441	0.55%	77,122	472	0.61%
Money market savings	124,724	613	0.49%	124,343	1,254	1.01%	99,924	1,276	1.28%
Large dollar certificates of deposit (4)	131,862	2,139	1.62%	147,647	2,805	1.90%	162,176	3,565	2.20%
Other certificates of deposit	144,975	2,203	1.52%	167,433	3,107	1.86%	188,436	4,114	2.18%

Total interest-bearing deposits	716,642	6,399	0.89%	741,490	9,515	1.28%	757,295	12,312	1.63%
Federal funds purchased and repurchase agreements	3,649	32	0.88%	3,129	35	1.12%	4,960	57	1.15%
Short-term borrowings	318	1	0.31%	1,878	8	0.43%	1,767	9	0.51%
Long-term borrowings	117,500	4,775	4.06%	117,500	4,761	4.05%	118,763	5,010	4.22%
Trust preferred debt	10,310	361	3.50%	10,310	332	3.22%	10,310	334	3.24%

Total interest-bearing liabilities	848,419	11,568	1.36%	874,307	14,651	1.68%	893,095	17,722	1.98%
Noninterest-bearing liabilities
Demand deposits	114,597			104,177			100,970
Other liabilities	7,538			4,220			6,098

Total liabilities	970,554			982,704			1,000,163
Shareholders’ equity	97,474			94,656			103,776

Total liabilities and shareholders’ equity	$1,068,028			$1,077,360			$1,103,939

Net interest income (2)		$33,708			$35,392			$36,510

Interest rate spread (2)(5)			3.17%			3.30%			3.30%
Interest expense as a percent of average earning assets			1.16%			1.46%			1.73%
Net interest margin (2)(6)			3.37%			3.52%			3.55%

Notes:

(1)	Yields are based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with an adjustment of $205, $505 and $722 in 2012, 2011 and 2010, respectively.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

Table 3: Volume and Rate Analysis (1)

	2012 from 2011 Increase (Decrease) Due to Changes in:			2011 from 2010 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities:
Taxable, available for sale	$23,493	$(23,944)	$(451)	$1,719	$(540)	$1,179
Restricted securities	(13)	100	87	10	98	108
Tax exempt, available for sale (2)	(738)	(244)	(982)	(573)	(140)	(713)

Total securities	22,742	(24,088)	(1,346)	1,156	(582)	574
Interest bearing deposits in other banks	2	—	2	(13)	(46)	(59)
Federal funds sold	—	—	—	—	(1)	(1)
Loans, net of unearned income	(2,381)	(1,042)	(3,423)	(4,454)	(249)	(4,703)

Total interest income	20,363	(25,130)	(4,767)	(3,311)	(878)	(4,189)

Interest expense:
Interest-bearing deposits:
Checking	80	(783)	(703)	(86)	(891)	(977)
Savings	31	(233)	(202)	18	(49)	(31)
Money market savings	8	(649)	(641)	(168)	146	(22)
Large dollar certificates of deposit (3)	(278)	(388)	(666)	(300)	(460)	(760)
Other certificates of deposit	(379)	(525)	(904)	(442)	(565)	(1,007)

Total interest-bearing deposits	(538)	(2,578)	(3,116)	(978)	(1,819)	(2,797)
Federal funds purchased and repurchase agreements	10	(13)	(3)	(21)	(1)	(22)
Short-term borrowings	(5)	(2)	(7)	—	(1)	(1)
Long-term borrowings	—	14	14	(49)	(200)	(249)
Trust preferred debt	—	29	29	—	(2)	(2)

Total interest expense	(533)	(2,550)	(3,083)	(1,048)	(2,023)	(3,071)

Change in net interest income	$20,896	$(22,580)	$(1,684)	$(2,263)	$1,145	$(1,118)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.

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

The Company believes that it will be a challenge for the Company to maintain its net interest margin at its current level if funds obtained from loan and investment security repayments, as well as any deposit growth, cannot be fully used to originate new loans and are instead reinvested in lower-yield earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. As the economy remains on a slow paced recovery and with continued lack of quality loan demand in our markets, the Company has focused on restructuring the investment portfolio and recognized some gains on the disposition of securities held due to an increase in prices as rates have continued to fall. With the expectation that interest rates will not change significantly during 2013 and that they will remain low for an extended period of time, the Company continues to redeploy its excess funds in the investment portfolio with a focus on securities that provide steady cash flow at a low risk weighting to maximize earnings until loan demand returns. Given this limited earnings environment and the low yields on investment securities, the Company has continued to lower its deposit cost to offset the overall compression of our margins.

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

The following table depicts noninterest income for the years ended December 31, 2012, 2011 and 2010:

Table 4: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Service charges and fees on deposit accounts	$3,239	$3,443	$3,873
Debit/credit card fees	1,557	1,452	1,340
Gain on sale of available for sale securities, net	3,875	3,186	2,455
Other-than-temporary impairment losses on securities	—	—	(77)
(Loss) gain on sale of bank premises and equipment	(1)	258	26
Gain on sale of loans	197	—	1,326
Gain on bank owned life insurance	—	—	604
Other operating income	1,031	1,179	1,395

Total noninterest income	$9,898	$9,518	$10,942

2012 Compared to 2011

Noninterest income for 2012 was $9.9 million, an increase of $380 thousand or 4.0% over the noninterest income of $9.5 million for 2011. The increase in this component was caused by the following events:

•

Sales of available for sale securities generated net gains of $3.9 million in 2012, an increase of $689 thousand or 21.6% from gains of $3.2 million in 2011. During 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during 2012, many of which were in an unrealized gain position at the time of sale, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. Many of these securities were in an unrealized gain position at the time of sale due to the low interest rate environment, which is principally due to current economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. The Company will strategically evaluate opportunities to further adjust the composition of its investment portfolio during 2013;

•

Gains on the sale of bank premises and equipment decreased $259 thousand in 2012 as compared to the same period in 2011 principally due to the sale of our former Aylett branch office during the first quarter of 2011 which generated a gain of $256 thousand;

•

Gain on the sale of our credit card loan portfolio was $197 thousand in 2012, while no such sales occurred during 2011. The sale of our credit card loan portfolio was completed to decrease our risk exposure and compliance burdens, and through agreements with a partner bank we will continue offering our customers credit card products with many additional features and benefits in an evolving competitive marketplace; and

•

Other operating income was $1.0 million in 2012, a decrease of $148 thousand or 12.6% over the $1.2 million in 2011 and was driven by a 23.4% decrease in loan servicing fees, a 38.1% increase in write downs of our investments in community and housing development funds, and the elimination of mortgage services income and OREO rental income in 2012.

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

The following table depicts noninterest expense for the years ended December 31, 2012, 2011 and 2010:

Table 5: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Salaries and employee benefits	$15,770	$14,978	$16,362
Occupancy and equipment expenses	5,165	5,209	5,183
Telephone	945	1,173	1,149
FDIC expense	2,329	2,696	2,325
Consultant fees	754	954	905
Collection, repossession and other real estate owned	1,115	1,697	2,134
Marketing and advertising	804	726	1,325
Loss on sale of other real estate owned	227	787	22
Impairment losses on other real estate owned	1,723	1,386	928
Other operating expenses	4,514	4,433	5,188

Total noninterest expenses	$33,346	$34,039	$35,521

2012 Compared to 2011

Noninterest expense for 2012 was $33.3 million, a decrease of $693 thousand or 2.0% over the noninterest expense of $34.0 million for 2011. Significant contributors to the decrease in these expenses are as follows:

•

Salaries and employee benefits was $15.8 million for 2012, an increase of $792 thousand or 5.3% from $15.0 million for 2011. This increase was due to annual merit increases, an increase in group term insurance costs and a decrease in employee-related benefits expense during the same period of 2011 which was the result of the Company taking action to freeze the pension plan with no additional contributions for grandfathered participants;

•

Telephone expense was $945 thousand for 2012, a decrease of $228 thousand or 19.4% from $1.2 million for 2011. This decrease was primarily due to a credit received during 2012 from the Company’s data and telephone provider for repeated service interruptions including downtime and loss of connectivity;

•

FDIC insurance expense was $2.3 million for 2012, a decrease of $367 thousand or 13.6% from $2.7 million for 2011. This decrease was due to modifications of the risk-based deposit insurance assessment system and the base assessment rates which began in the second quarter of 2011;

•

Consultant fees were $754 thousand for 2012, a decrease of $200 thousand or 21.0% from $954 thousand for 2011. The decrease in these expenses was primarily due to the lower costs in addressing weaknesses related to the Written Agreement;

•

Collection, repossession and other real estate owned expenses were $1.1 million for 2012, a decrease of $582 thousand or 34.3% from $1.7 million for 2011. The decrease in these expenses was due to the overall decrease in the carrying balance of OREO from 2011 to 2012, and the Company’s efforts to focus resources internally to more efficiently manage collection and repossession activities;

•	Losses on the sale of other real estate owned were $227 thousand for 2012, a decrease of $560 thousand or 71.2% from losses of $787 thousand for 2011; and

•

Impairment losses related to valuation adjustments on OREO were $1.7 million for 2012, an increase of $337 thousand from losses of $1.4 million for 2011, as real estate values in the Company’s market during the year remained generally depressed and the Company continues to aggressively address OREO as part of its overall credit quality initiative.

2011 Compared to 2010

Noninterest expense for 2011 was $34.0 million, a decrease of $1.5 million or 4.2% over the noninterest expense of $35.5 million for 2010. Significant contributors to the decrease in these expenses are as follows:

•

Salaries and employee benefits were $15.0 million for 2011, a decrease of $1.4 million or 8.5% from $16.4 million for 2010. The year over year decrease in salaries and employee benefits was due to a decrease in employee-related benefits expense which was primarily the result of the Company taking action during 2011 to freeze the pension plan with no additional contributions for grandfathered participants;

•

FDIC insurance expense was $2.7 million for 2011, an increase of $371 thousand or 16.0% from $2.3 million for 2010. This increase was due to our lower regulatory rating which triggered higher insurance assessment rates;

•

Collection, repossession and other real estate owned expenses were $1.7 million for 2011, a decrease of $437 thousand or 20.5% from $2.1 million for 2010. The reduction in these expenses was the result of the Company’s efforts to focus resources internally to more efficiently manage collection and repossession activity and was offset by an increase in OREO related expenses as a result of higher average carrying balances;

•

Marketing and advertising expenses were $726 thousand for 2011, a decrease of $599 thousand or 45.2% from $1.3 million for 2010. This decrease was primarily due to the Company engaging in increased media ads and other programs during 2010 to celebrate our 100th anniversary;

•	Losses on the sale of other real estate owned were $787 thousand for 2011, an increase of $765 thousand from losses of $22 thousand for 2010;

•

Impairment losses related to valuation adjustments on other real estate owned were $1.4 million for 2011, an increase of $458 thousand from losses of $928 thousand for 2010, as real estate values in the Company’s markets continue to decline in the challenging economic environment; and

•

Other operating expenses were $4.4 million for 2011, a decrease of $755 thousand or 14.6% from $5.2 million for 2010 and were driven by a 44.5% decrease in security expense, a 35.4% decrease in bank franchise tax, a 29.4% decrease in accounting and audit fees and a 100.0% decrease in amortization expense related to core deposit intangible assets.

Income Taxes

The Company recorded income tax expense of $945 thousand in 2012, compared to an income tax benefit of $211 thousand and $7.0 million in 2011 and 2010, respectively. The Company’s effective tax rate for the years ended December 31, 2012, 2011 and 2010 was 25.5%, 82.8% and 34.6%, respectively. The effective tax rate differs from the statutory income tax rate of 34% due to the Company’s investment in tax-exempt loans and securities, income from bank owned life insurance, and community/housing development tax credits. For further information concerning Income Taxes, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 10. Income Taxes.”

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

The Company’s ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company’s allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment. The ALL Committee at least annually reviews the Company’s allowance for loan losses methodology.

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

For prior financial periods ending with the second quarter of 2012, historical loan loss experience was calculated using a rolling five year average with weighting factors applied to more recent loan loss experience. Beginning with the quarter ended September 30, 2012, the Company calculates historical loan loss experience using a rolling three year average of historical loan loss experience. The ALL Committee determined a rolling three year average was appropriate because a longer period would overly dampen the effects of recent trends, while a shorter period would reflect more volatility than is appropriate. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the year ended December 31, 2012 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found under Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 3. Loan Portfolio.”

The allocation methodology applied by the Company includes management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss experience using a rolling three year average and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

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

The following table presents the Company’s loan loss experience for the past five years:

Table 6: Allowance for Loan Losses

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Average loans outstanding*	$714,254	$757,123	$835,502	$835,076	$773,838

Allowance for loan losses, January 1	$24,102	$25,288	$12,155	$10,542	$7,888
Charge-offs:
Commercial, industrial and agricultural	1,219	1,257	5,608	561	606
Real estate - one to four family residential:
Closed end first and seconds	2,664	1,868	2,643	566	292
Home equity lines	1,112	348	458	40	69
Real estate - construction:
One to four family residential	98	309	162	451	605
Other construction, land development and other land	1,622	2,987	3,491	163	126
Real estate - non-farm, non-residential:
Owner occupied	2,337	2,107	2,178	278	—
Non-owner occupied	1,506	1,119	580	—	—
Consumer	391	683	990	935	715
Other	99	113	—	—	—

Total loans charged-off	11,048	10,791	16,110	2,994	2,413
Recoveries:
Commercial, industrial and agricultural	774	303	94	114	240
Real estate - one to four family residential:
Closed end first and seconds	61	162	19	53	30
Home equity lines	11	—	—	—	—
Real estate - construction:
One to four family residential	55	6	13	1	—
Other construction, land development and other land	2	1	2	—	—
Real estate - non-farm, non-residential:
Owner occupied	100	45	8	—	—
Non-owner occupied	409	—	—	—	—
Consumer	179	238	177	239	284
Other	35	50	—	—	—

Total recoveries	1,626	805	313	407	554

Net charge-offs	9,422	9,986	15,797	2,587	1,859
Adjustment from branch purchase	—	—	—	—	488
Provision for loan losses	5,658	8,800	28,930	4,200	4,025

Allowance for loan losses, December 31	$20,338	$24,102	$25,288	$12,155	$10,542

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	2.97%	3.28%	3.26%	1.42%	1.29%
Ratio of net charge-offs to average loans outstanding during the year	1.32%	1.32%	1.89%	0.31%	0.24%

*	Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $5.7 million in 2012 compared to $8.8 million in 2011, $28.9 million in 2010, $4.2 million in 2009 and $4.0 million in 2008. Net charge-offs in 2012 were $9.4 million compared to $10.0 million in 2011, $15.8 million in 2010, $2.6 million in 2009 and $1.9 million in 2008. This represents 1.32% of average loans outstanding in 2012 and 2011, 1.89% in 2010, 0.31% in 2009 and 0.24% in 2008. The contribution to the provision in 2012, 2011 and 2010 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, both nationally and in our markets, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. The contribution to the provision and the related increase in the allowance for 2009 and

2008 was also due to the current market conditions and the overall growth in total loans. Although slightly down from 2011 to 2012, net charge-offs have steadily increased since 2008 and remained elevated when compared to historical levels as the Company has aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at December 31, 2012 was $20.3 million, compared with $24.1 million at December 31, 2011, $25.3 million at December 31, 2010, $12.2 million at December 31, 2009 and $10.5 million at December 31, 2008. This represented 2.97% of year end loans at December 31, 2012 compared with 3.28% of year end loans at December 31, 2011, 3.26% of year end loans at December 31, 2010, 1.42% of year end loans at December 31, 2009 and 1.29% of year end loans at December 31, 2008.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 7: Allocation of Allowance for Loan Losses

	At December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$2,340	7.58%	$4,389	7.76%	$5,981	9.39%	$2,683	9.68%	$1,454	8.42%
Real estate - one to four family residential:
Closed end first and seconds	2,876	34.91%	2,856	34.51%	3,340	33.62%	2,533	34.89%	1,695	35.15%
Home equity lines	720	14.56%	278	13.93%	587	12.05%	556	10.09%	487	8.14%
Real estate - multifamily residential	62	2.31%	29	1.77%	23	1.51%	15	0.95%	56	0.94%
Real estate - construction:
One to four family residential	419	2.96%	382	2.89%	344	3.29%	616	4.33%	1,256	5.97%
Other construction, land development and other land	3,897	5.04%	6,861	5.75%	7,837	6.56%	3,476	5.96%	1,368	6.58%
Real estate - farmland	41	1.25%	15	0.80%	17	1.07%	27	1.06%	71	1.19%
Real estate - non-farm, non-residential:
Owner occupied	5,092	17.50%	4,831	18.42%	2,546	17.32%	985	17.60%	2,003	17.45%
Non-owner occupied	4,093	10.48%	3,172	10.11%	3,072	10.12%	568	9.91%	1,018	9.62%
Consumer	215	2.94%	776	3.86%	905	4.65%	481	4.97%	969	5.76%
Other loans and overdrafts	583	0.47%	513	0.20%	280	0.42%	215	0.56%	84	0.78%

Total allowance for balance sheet loans	20,338	100.00%	24,102	100.00%	24,932	100.00%	12,155	100.00%	10,461	100.00%
Unallocated	—		—		356		—		81

Total allowance for loan losses	$20,338		$24,102		$25,288		$12,155		$10,542

(Percent is portfolio loans in category divided by total loans)

The following table presents commercial loans by credit quality indicator at December 31, 2012:

Table 8: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate - multifamily residential	15,801	—	—	—	—	15,801
Real estate - construction:
One to four family residential	17,976	923	883	—	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	—	18,931	34,555

Total real estate - construction	27,143	4,372	3,891	—	19,381	54,787
Real estate - farmland	7,371	1,146	41	—	—	8,558
Real estate - non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	—	8,109	71,741

Total real estate - non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565

Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

The following table presents commercial loans by credit quality indicator at December 31, 2011:

Table 8A: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate - multifamily residential	12,742	293	—	—	—	13,035
Real estate - construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate - construction	29,736	2,708	17,074	—	13,902	63,420
Real estate - farmland	4,492	354	1,014	—	—	5,860
Real estate - non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate - non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

Table 9: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698

Total real estate - one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203

Total consumer loans	$350,155	$11,921	$362,076

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2011:

Table 9A: Consumer Payment Activity

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

If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of December 31, 2012, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets for the periods indicated:

Table 10: Nonperforming Assets

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans*	$11,874	$30,293	$25,858	$19,321	$13,574
Loans past due 90 days and accruing interest	—	168	1,836	3,090	2,590

Total nonperforming loans	11,874	30,461	27,694	22,411	16,164
Other real estate owned	4,747	7,326	11,617	4,136	560

Total nonperforming assets	$16,621	$37,787	$39,311	$26,547	$16,724

Nonperforming assets to total loans and other real estate owned	2.41%	5.09%	5.00%	3.10%	2.04%
Allowance for loan losses to nonaccrual loans	171.29%	79.56%	97.80%	62.91%	77.66%
Net charge-offs to average loans for the year	1.32%	1.32%	1.89%	0.31%	0.24%
Allowance for loan losses to year end loans	2.97%	3.28%	3.26%	1.42%	1.29%
Foregone interest income on nonaccrual loans	$335	$1,347	$1,583	$893	$571

*	Includes $5.1 million, $13.4 million and $6.2 million in nonaccrual TDRs at December 31, 2012, 2011 and 2010, respectively.

The following table presents the change in the OREO balance for 2012 and 2011:

Table 11: OREO Changes

	December 31,
(dollars in thousands)	2012	2011
Balance at the beginning of year, gross	$8,729	$12,545
Transfers from loans	5,032	4,180
Capitalized costs	—	346
Sales proceeds	(5,661)	(6,644)
Previously recognized impairment losses on disposition	(2,315)	(911)
(Loss) on disposition	(227)	(787)

Balance at the end of year, gross	5,558	8,729
Less valuation allowance	(811)	(1,403)

Balance at the end of year, net	$4,747	$7,326

The following table presents the change in the valuation allowance for OREO for 2012, 2011 and 2010:

Table 12: OREO Valuation Allowance Changes

	December 31,
(dollars in thousands)	2012	2011	2010
Balance at the beginning of year	$1,403	$928	$—
Valuation allowance	1,723	1,386	928
Charge-offs	(2,315)	(911)	—
Recoveries	—	—	—

Balance at the end of year	$811	$1,403	$928

Nonperforming assets were $16.6 million or 2.41% of total loans and other real estate owned at December 31, 2012 compared to $37.8 million or 5.09% at December 31, 2011. Although nonperforming assets began to trend downward during 2011 and decreased by $21.2 million during 2012, this number increased from 2008 through 2010 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 171.29% of nonaccrual loans at December 31, 2012, compared to 79.56% at December 31, 2011. Nonperforming loans have decreased $18.6 million or 61.0% during the year ended December 31, 2012 to $11.9 million.

Nonaccrual loans were $11.9 million at December 31, 2012, a decrease of $18.4 million or 60.8% from $30.3 million at December 31, 2011. Of the current $11.9 million in nonaccrual loans, $11.3 million or 95.4% is secured by real estate in our market area. Of these real estate secured loans, $6.6 million are residential real estate, $1.3 million are real estate construction, $40 thousand are farmland, and $3.4 million are commercial properties.

As of December 31, 2012, there were no loans past due 90 days and still accruing interest. As of December 31, 2011, loans past due 90 days and still accruing interest were $168 thousand.

Other real estate owned, net of valuation allowance at December 31, 2012 was $4.7 million, a decrease of $2.6 million or 35.2% from $7.3 million at December 31, 2011. The balance at December 31, 2012 was comprised of fifteen properties of which $648 thousand are residential real estate, $3.7 million are real estate construction and $415 thousand are commercial properties. During the year ended December 31, 2012, new foreclosures included nineteen properties totaling $5.0 million transferred from loans. Sales of twenty-three other real estate owned properties for the year ended December 31, 2012 resulted in a net loss of $227 thousand. At December 31, 2012, there were seven properties totaling $2.2 million under contract for sale.

Subsequent to December 31, 2012, five of the properties under contract for sale at December 31, 2012 have sold resulting in a net loss of approximately $24 thousand that will be recognized in the first quarter of 2013. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the generally depressed real estate market during 2012, the Company recorded losses of $1.7 million in its consolidated statement of operations for the year ended December 31, 2012, due to valuation adjustments on other real estate owned properties as compared to $1.4 million in 2011 and $928 thousand in 2010. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $2.6 million, or 35.2%, decrease in other real estate owned from 2011 to 2012.

As discussed earlier in Item 7, the Company measures impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are considered impaired loans. TDRs occur when we agree to modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions can be temporary and are made in an attempt to avoid foreclosure and with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include, without limitation, rate reductions to below market rates, payment deferrals, forbearance, and, in some cases, forgiveness of principal or interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

Table 13: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate - one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home equity lines	315	515	315	—	—	801	9

Total real estate - one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate - construction:
One to four family residential	450	450	—	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814

Total real estate - construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate - non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457

Total real estate - non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	—	25	1	25	2
Other	488	488	—	488	348	496	—

Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

Table 13A: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate - one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate - construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate - construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate - non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate - non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

At December 31, 2012, the balance of impaired loans was $41.7 million, for which there were specific valuation allowances of $5.2 million. At December 31, 2011, the balance of impaired loans was $45.5 million, for which there were specific valuation allowances of $6.4 million. The average balance of impaired loans was $48.4 million for 2012, compared to $50.3 million for 2011. The Company’s balance of impaired loans has generally increased since 2008 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at December 31, 2012, 2011 and 2010:

Table 14: Troubled Debt Restructurings (TDRs)

	December 31,
(dollars in thousands)	2012	2011	2010
Performing TDRs	$4,433	$5,517	$2,411
Nonperforming TDRs*	5,089	13,378	6,177

Total TDRs	$9,522	$18,895	$8,588

*	Included in nonaccrual loans in Table 10: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

Total assets were $1.1 billion at December 31, 2012, an increase of $12.5 million or 1.2% from $1.1 billion at December 31, 2011. The slight increase in total assets was principally the result of increases in cash and short-term investments, interest bearing deposits with banks, securities available for sale and deposits, and partially offset by decreases in loans and borrowings as detailed in the following schedule.

Table 15: Balance Sheet Changes

(dollars in thousands)	December 31, 2012	December 31, 2011	Change $	Change %
Total assets	$1,075,553	$1,063,034	$12,519	1.2%
Cash and short-term investments	16,762	12,676	4,086	32.2%
Interest bearing deposits with banks	29,837	11,890	17,947	150.9%
Securities available for sale, at fair value	276,913	236,820	40,093	16.9%
Total loans	684,668	734,530	(49,862)	-6.8%
Total deposits	838,373	829,951	8,422	1.0%
Total borrowings	130,752	131,813	(1,061)	-0.8%

Loan Portfolio

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $684.7 million at December 31, 2012, a decrease of $49.9 million or 6.8% from $734.5 million at December 31, 2011. As previously discussed, our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs, payment curtailments on outstanding credits and the sale of our credit card loan portfolio during 2012.

The following table presents the composition of the loan portfolio at the dates indicated:

Table 16: Summary of Loans

	2012		2011		December 31, 2010		2009		2008
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$51,881	7.58%	$57,021	7.76%	$72,790	9.39%	$82,563	9.68%	$69,024	8.42%
Real estate - one to four family residential:
Closed end first and seconds	239,002	34.91%	253,465	34.51%	260,442	33.62%	297,675	34.89%	287,973	35.15%
Home equity lines	99,698	14.56%	102,297	13.93%	93,387	12.05%	86,084	10.09%	66,772	8.14%

Total real estate - one to four family residential	338,700	49.47%	355,762	48.44%	353,829	45.67%	383,759	44.98%	354,745	43.29%
Real estate - multifamily residential	15,801	2.31%	13,035	1.77%	11,682	1.51%	8,141	0.95%	7,678	0.94%
Real estate - construction:
One to four family residential	20,232	2.96%	21,212	2.89%	25,454	3.29%	36,930	4.33%	48,871	5.97%
Other construction, land development and other land	34,555	5.04%	42,208	5.75%	50,841	6.56%	50,852	5.96%	53,966	6.58%

Total real estate - construction	54,787	8.00%	63,420	8.64%	76,295	9.85%	87,782	10.29%	102,837	12.55%
Real estate - farmland	8,558	1.25%	5,860	0.80%	8,304	1.07%	8,946	1.06%	9,644	1.19%
Real estate - non-farm, non-residential:
Owner occupied	119,824	17.50%	135,294	18.42%	134,186	17.32%	150,119	17.60%	142,946	17.45%
Non-owner occupied	71,741	10.48%	74,231	10.11%	78,396	10.12%	84,557	9.91%	78,823	9.62%

Total real estate - non-farm, non-residential	191,565	27.98%	209,525	28.53%	212,582	27.44%	234,676	27.51%	221,769	27.07%
Consumer	20,173	2.94%	28,355	3.86%	36,000	4.65%	42,416	4.97%	47,226	5.76%
Other	3,203	0.47%	1,553	0.20%	3,294	0.42%	4,786	0.56%	6,354	0.78%

Total loans	684,668	100.00%	734,531	100.00%	774,776	100.00%	853,069	100.00%	819,277	100.00%

Less unearned income	—		(1)		(2)		(6)		(11)
Less allowance for loan losses	(20,338)		(24,102)		(25,288)		(12,155)		(10,542)

Loans, net	$664,330		$710,428		$749,486		$840,908		$808,724

The following table presents the remaining maturities of loans held in the portfolio at December 31, 2012:

Table 17: Remaining Maturities of Loans

	December 31, 2012
	Variable Rate				Fixed Rate
(dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total Maturities
Commercial, industrial and agricultural loans	$1,269	$1,506	$—	$2,775	$26,213	$11,267	$11,626	$49,106	$51,881
Real estate - one to four family residential:
Closed end first and seconds	24,073	70,597	10,456	105,126	7,563	14,272	112,041	133,876	239,002
Home equity lines	34,830	—	160	34,990	7,440	2,188	55,080	64,708	99,698
Real estate - multifamily residential	2,332	2,250	—	4,582	55	1,354	9,810	11,219	15,801
Real estate - contruction:
One to four family residential	3,108	1,922	2,185	7,215	9,481	787	2,750	13,017	20,232
Other construction, land development and other land	4,639	2,438	—	7,077	23,690	2,825	963	27,478	34,555
Real estate - farmland	703	1,578	157	2,438	2,761	769	2,590	6,120	8,558
Real estate - non-farm, non-residential:
Owner occupied	16,763	32,092	74	48,929	9,474	8,677	52,744	70,895	119,824
Non-owner occupied	14,175	20,130	191	34,496	6,674	4,384	26,187	37,245	71,741
Consumer	98	40	—	138	3,630	5,235	11,170	20,035	20,173
Other	—	126	—	126	851	834	1,392	3,077	3,203

Total loans	$101,990	$132,679	$13,223	$247,892	$97,832	$52,592	$286,353	$436,776	$684,668

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

One to four family residential real estate loans continue to be the largest component of the portfolio. At December 31, 2012 these loans were $338.7 million or 49.5% of the portfolio, a decrease of $17.1 million or 4.8% from $355.8 million or 48.4% of the portfolio at December 31, 2011. Closed end first and seconds were $239.0 million at December 31, 2012, a decrease of $14.5 million or 5.7% from $253.5 million at December 31, 2011. Home equity lines were $99.7 million at December 31, 2012, a decrease of $2.6 million or 2.5% from $102.3 million at December 31, 2011. At December 31, 2012, non-farm, non-residential (commercial) real estate loans were $191.6 million or 28.0% of the portfolio, a decrease of $17.9 million or 8.6% from $209.5 million or 28.5% of the portfolio at December 31, 2011. Owner occupied loans were $119.8 million at December 31, 2012, a decrease of $15.5 million or 11.4% from $135.3 million at December 31, 2011. Non-owner occupied loans were $71.7 million at December 31, 2012, a decrease of $2.5 million or 3.4% from $74.2 million at December 31, 2011. At December 31, 2012, real estate construction loans were $54.8 million or 8.0% of the portfolio, a decrease of $8.6 million or 13.6% from $63.4 million or 8.6% of the portfolio at December 31, 2011. One to four family real estate construction loans were $20.2 million at December 31, 2012, a decrease of $980 thousand or 4.6% from $21.2 million at December 31, 2011. Other real estate construction loans were $34.6 million at December 31, 2012, a decrease of $7.6 million or 18.1% from $42.2 million at December 31, 2011. At December 31, 2012, commercial, industrial and agricultural loans were $51.9 million or 7.6% of the portfolio, a decrease of $5.1 million or 9.0% from $57.0 million or 7.8% of the portfolio at December 31, 2011. At December 31, 2012, consumer loans were $20.2 million or 2.9% of the portfolio, a decrease of $8.2 million or 28.9% from

$28.4 million at December 31, 2011. At December 31, 2012, multifamily residential real estate loans were $15.8 million or 2.3% of the portfolio, an increase of $2.8 million or 21.2% from $13.0 million or 1.8% of the portfolio at December 31, 2011. At December 31, 2012, farmland real estate loans were $8.6 million or 1.3% of the portfolio, an increase of $2.7 million or 46.0% from $5.9 million or 0.8% of the portfolio at December 31, 2011. At December 31, 2012, other loans were $3.2 million or 0.5% of the portfolio, an increase of $1.6 million or 106.3% from $1.6 million at December 31, 2011.

At December 31, 2012, loans secured by real estate were $609.4 million or 89.0% of the portfolio, compared to $647.6 million or 88.2% of the portfolio at December 31, 2011.

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

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio entirely consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $276.9 million at December 31, 2012, reflecting an increase of $40.1 million or 16.9% from $236.8 million at December 31, 2011. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.9 million at December 31, 2012 compared with an unrealized gain, net of tax expense, of $1.5 million at December 31, 2011. These unrealized gains as of December 31, 2012 are principally due to interest rate declines in the current low rate environment.

The increase in the investment portfolio during 2012 was the result of our continued effort to strategically deploy excess cash into investment securities as investment opportunities are available, while continuing to restructure the composition of our securities portfolio. In 2012, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Federal Reserve and repurchase agreements. In an effort to increase the Company’s sources of taxable income, management has reduced the Company’s holdings of tax-exempt investment securities issued by state and political subdivisions, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as SBA Pool securities. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of December 31, 2012 and 2011, our investment portfolio was 25.8% and 22.3%, respectively, of total assets.

There are no securities classified as “Held to Maturity” or “Trading” at December 31, 2012 or 2011. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues. The Company follows a policy of not engaging in activities considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to our historical investment philosophy.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of December 31, 2012, that security has an estimated fair value that is $253 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The following table presents the amortized cost and estimated fair value of securities at the dates indicated:

Table 18: Investment Securities Available for Sale

	December 31, 2012		December 31, 2011		December 31, 2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$13,495	$13,467	$—	$—	$23,982	$23,829
SBA Pool securities	81,500	82,751	60,873	61,082	62,685	61,890
Agency mortgage-backed securities	31,384	31,714	40,470	41,063	46,780	46,284
Agency CMO securities	61,710	61,936	61,460	61,734	41,855	41,477
Non agency CMO securities	2,200	2,199	10,908	10,820	12,093	12,042
State and political subdivisions	82,536	83,217	59,636	60,732	58,780	57,346
Pooled trust preferred securities	506	759	536	602	545	571
FNMA and FHLMC preferred stock	77	276	77	186	77	89
Corporate securities	590	594	594	601	2,597	2,592

Total	$273,998	$276,913	$234,554	$236,820	$249,394	$246,120

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2012 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At December 31, 2012, there are 64 debt securities with fair values totaling $79.8 million considered temporarily impaired. Of these debt securities, all were in an unrealized loss position of less than 12 months. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized. At December 31, 2012, there are no equity securities in an unrealized loss position.

However, in the event that the Company is required or decides to use its investment securities portfolio in 2013 to manage its liquidity position, the Company may sell a portion of the securities in a temporary unrealized loss position before these securities recover their fair value, which would result in the Company recognizing losses on the sale of investment securities.

The following table presents the maturity and yields of securities at their amortized cost at the date indicated:

Table 19: Maturity and Yields of Securities

	December 31, 2012
	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for Sale:
Obligations of U.S. Government agencies	$1,500	2.00%	$—	0.00%	$8,995	1.98%	$3,000	2.06%	$13,495	2.00%
SBA Pool securities - Fixed	—	0.00%	—	0.00%	70,138	2.48%	—	0.00%	70,138	2.48%
SBA Pool securities - Variable	—	0.00%	2,401	0.34%	6,709	1.37%	2,252	2.13%	11,362	1.30%
Agency mortgage-backed securities	—	0.00%	18,724	1.68%	6,098	2.15%	6,562	2.40%	31,384	1.93%
Agency and Non agency CMO securities	226	3.81%	48,451	1.35%	7,510	2.33%	7,723	2.79%	63,910	1.65%
State and political subdivisions	—	0.00%	2,871	3.63%	76,815	3.62%	2,850	4.31%	82,536	3.64%
Pooled trust preferred securities	—	0.00%	—	0.00%	—	0.00%	506	0.61%	506	0.61%
FNMA and FHLMC preferred stock	—	0.00%	—	0.00%	—	0.00%	77	0.00%	77	0.00%
Corporate securities	590	3.73%	—	0.00%	—	0.00%	—	0.00%	590	3.73%

Total	$2,316	2.62%	$72,447	1.49%	$176,265	2.89%	$22,970	2.71%	$273,998	2.50%

*	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

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

Total deposits were $838.4 million as of December 31, 2012, an increase of $8.4 million or 1.0% over 2011. Noninterest-bearing demand deposits increased $13.1 million or 12.6% during 2012 following an increase of $6.5 million or 6.7% during 2011. Interest-bearing demand deposits increased $23.2 million or 10.4% during 2012 following a decrease of $17.7 million or 7.4% during 2011. Savings deposits increased $4.3 million or 5.2% during 2012 following an increase of $5.4 million or 7.0% during 2011. Money market savings deposits decreased $2.7 million or 2.1% during 2012 following an increase of $10.8 million or 9.0% during 2011. Time deposits decreased $29.5 million or 10.2% during 2012 following a decrease of $43.2 million or 13.0% during 2011.

During 2012, the Company continued to see a shift from interest-bearing time deposits to lower cost non-maturity interest-bearing and noninterest-bearing deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall increase in total deposits, which in general occurred in our interest-bearing and noninterest-bearing demand deposits, during 2012, is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. The Company has observed its customers, including counties and municipalities, maintaining significant liquid cash reserves in order to deleverage and prevent operating shortfalls. While the Company believes that it offers competitive interest rates on all deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. Also, included in time deposits at December 31, 2012, 2011 and 2010 were $28.6 million, $31.5 million and $38.4 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

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

The following table presents average deposit balances and average rates paid for the periods indicated:

Table 20: Average Deposits and Average Rates Paid

	Years Ended December 31,
	2012		2011		2010
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$114,597		$104,177		$100,970
Interest-bearing deposits:
Checking	229,605	0.52%	222,149	0.86%	229,637	1.26%
Savings	85,476	0.28%	79,918	0.55%	77,122	0.61%
Money market savings	124,724	0.49%	124,343	1.01%	99,924	1.28%
Time deposits $100 thousand and over	131,862	1.62%	147,647	1.90%	162,176	2.20%
Other time deposits	144,975	1.52%	167,433	1.86%	188,436	2.18%

Total interest-bearing deposits	716,642	0.89%	741,490	1.28%	757,295	1.63%

Total deposits	$831,239		$845,667		$858,265

The following table presents the maturity schedule of time deposits $100 thousand and over at the date indicated:

Table 21: Maturities of Time Deposits $100 Thousand and Over

(dollars in thousands)	December 31, 2012
3 months or less	$12,386
3 - 6 months	14,211
6 - 12 months	44,877
Over 12 months	58,811

Total	$130,285

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

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2012 and 2011, the interest rate was 3.26% and 3.51%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

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

While the Company will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitate improving shareholder return, as measured by ROE and earnings per share. However, in connection with the Company’s participation in the Capital Purchase Program and the Company entering into the Written Agreement with its regulators, both as previously described, certain limitations on the Company’s ability to repurchase its common stock have been imposed. For more information on both of these restrictions, see Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 21. Preferred Stock and Warrant” and “Note 24. Common Stock Repurchases.”

The Company’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Company’s Tier 1 leverage ratio was 8.13% at December 31, 2012, compared with 7.67% at December 31, 2011. The Tier 1 capital to risk-weighted assets ratio was 12.64% at December 31, 2012, compared with 11.23% at December 31, 2011. The total capital to risk-weighted assets ratio was 13.88% at December 31, 2012, compared with 12.47% at December 31, 2011. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in September 2003, as well as the $24.0 million of Series A Preferred Stock sold to the Treasury under its Capital Purchase Program in January 2009, in Tier 1 capital for regulatory capital adequacy determination purposes.

Total shareholders’ equity was $99.7 million at December 31, 2012, compared with $95.1 million at December 31, 2011. During 2012 and 2011, the Company declared no common stock dividends as compared to $0.12 per share declared in 2010. The dividend payout ratio, based on net income available to common shareholders, was not applicable for 2012 and 2011 due to the Company not declaring any common stock dividends and was not meaningful for 2010 due to the net loss recorded by the Company.

On February 15, 2013, the Company deferred its ninth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on the preferred stock on the consolidated statements of operations. As of December 31, 2012, the Company had accumulated $2.4 million for dividends on the preferred stock. In addition, because dividends on the preferred stock have not been paid for more than six quarterly dividend periods or more, whether or not consecutive, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right to elect directors.

In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision, and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain. For further information about these proposed rules, refer to Item 1. “Business” under the heading “Regulation and Supervision – Capital Requirements.”

In addition to Basel III and Standardized Approach Proposals, Dodd-Frank requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III Proposal and Standardized Approach Proposal as published in June 2012. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of previously sold credit card accounts and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and guarantees of previously sold credit card accounts is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include property, plant and equipment and income-producing commercial properties. Our unfunded loan commitments, excluding letters of credit, are used in large part to meet seasonal funding needs which are generally higher from spring through fall than at year end.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The total amount of unused loan commitments was $98.9 million at December 31, 2012 and $109.6 million at December 31, 2011.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2012 or 2011. The total amount of standby letters of credit was $6.9 million at December 31, 2012 and $6.0 million at December 31, 2011.

In connection with the sale of its credit card loan portfolio, the Company has guaranteed the credit card accounts of certain customers to the bank that issues the cards. At December 31, 2012, the guarantees totaled $731 thousand, of which the outstanding balance of the guarantees was $327 thousand. As of December 31, 2012, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

Once completed, we expect the 2013 Capital Initiative to contribute cash gross proceeds of approximately $50.0 million to our liquidity, a significant portion of which we expect to deploy to execute the related business initiatives. For more information on our 2013 Capital Initiative, see “2013 Capital Initiative and Business Initiatives” in this Item 7.

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

Cash, cash equivalents and federal funds sold totaled $46.6 million as of December 31, 2012 compared to $24.6 million as of December 31, 2011. At December 31, 2012, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $217.7 million or 20.2% of total assets, compared to $145.0 million or 13.6% of total assets at December 31, 2011.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $17.0 million, net cash used in investing activities was $2.4 million and net cash provided by financing activities was $7.4 million for the year ended December 31, 2012. Combined, this contributed to a $22.0 million increase in liquidity for the year ended December 31, 2012.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $183.2 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $71.5 million at December 31, 2012. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $58.8 million at December 31, 2012.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at various intervals over the next five years and beyond as of December 31, 2012:

Table 22: Contractual Obligations

	Payments Due by Period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	Over 5 years
Operating leases	$807	$337	$410	$60	$—
Federal funds purchased	—	—	—	—	—
Repurchase agreements	2,942	2,942	—	—	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	117,500	10,000	13,500	85,000	9,000
Trust preferred debt	10,310	—	—	—	10,310

Total	$131,559	$13,279	$13,910	$85,060	$19,310

As of December 31, 2012, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2012, the Company has no material commitments or long-term debt for capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. The Company does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. As of December 31, 2012, the Company does not have any hedging transactions in place such as interest rate swaps or caps. In addition, the Company does not hold or issue financial instruments for trading purposes. The Company does hold in our loan and securities portfolios, investments that adjust or float according to changes in index rates which are not considered speculative, but necessary for good asset/liability management. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines for managing the interest rate sensitivity position established by Management.

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

Static Gap Analysis

Interest rate risk is measured and monitored by measuring the rate sensitivity of the balance sheet using static gap analysis. Gap analysis involves analyzing the dollar volume of interest rate sensitive assets and liabilities that will re-price during specific periods of time in the future. The “gap” refers to the difference from the total dollar volume of assets that re-price (or mature, prepay, or amortize) over a given period of time minus the total dollar volume of liabilities that re-price (or mature, prepay or amortize) during the same time period. At December 31, 2012, we are asset sensitive, which means our rate sensitive assets re-price faster than our rate sensitive liabilities, and our cumulative one year gap is 15.5%. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Earnings Simulation

The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals. The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2012 and December 31, 2011, using different rate scenarios:

	Change in Net Interest Income
(dollars in thousands)	2012		2011
Change in interest rate	$	%	$	%
+ 200 basis points	$2,088	5.80%	$3,256	9.14%
+ 100 basis points	1,179	3.30%	1,951	5.48%
- 100 basis points	(1,293)	-3.60%	(2,112)	-5.93%

Internally we also evaluate on a quarterly basis the impact of an increase in interest rates by 300 basis points and 400 basis points, as well as a decrease in rates by 200 basis points and 300 basis points. However with the current fed funds rate at 25 basis points, we consider a rate decrease by more than 100 basis points to be very unlikely. This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. The sensitivities of key assumptions are analyzed at least annually and reviewed by management.

Economic Value of Equity

Economic value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. Economic value-based methodologies measure the degree to which the economic values of the Company’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon, captures all future cash flows expected from existing assets and liabilities, and is more effective in considering embedded options in a typical institution’s portfolio. The following table reflects the change in economic value of equity for the Company for each of the years ended December 31, 2012 and December 31, 2011, using different rate scenarios:

	Change in Economic Value of Equity
(dollars in thousands)	2012		2011
Change in interest rate	$	%	$	%
+ 200 basis points	$(9,687)	-9.90%	$(9,391)	-8.42%
+ 100 basis points	(4,949)	-5.10%	(3,719)	-3.33%
- 100 basis points	(14,518)	-14.90%	(1,012)	-0.91%

The Company believes that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following Item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the three years ended December 31, 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2012

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2012

•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting, which states an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the captions “Proposal One–Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 annual meeting of shareholders, and for executive officers is listed in Part I of this Form 10-K.

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

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2013 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation-Equity Compensation Plans” in the Company’s Proxy Statement for the 2013 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors-Independence of the Directors” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2013 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated by reference to the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in the Company’s Proxy Statement for the 2013 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended December 20, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 21, 2012).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 13, 2009).

Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of the total assets of Eastern Virginia Bankshares, Inc. have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*

10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.7	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

10.8	Form of Waiver of the Senior Executive Officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 13, 2009).*

10.9	Form of Letter Agreement by and between the Senior Executive Officers of Eastern Virginia Bankshares, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*

10.12	Written Agreement, dated February 17, 2011, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed February 22, 2011).

10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#

23.1	Consent of Yount, Hyde & Barbour, P.C.#

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.#

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.#

101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules – See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.

(Registrant)

By:	/s/ Joe A. Shearin	Date: March 29, 2013
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2013.

/s/ W. Rand Cook
W. Rand Cook, Chairman, Director

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ F.L. Garrett, III
F.L. Garrett, III, Vice Chairman, Director

/s/ W. Gerald Cox
W. Gerald Cox, Director

/s/ Michael E. Fiore
Michael E. Fiore, Director

/s/ Ira C. Harris
Ira C. Harris, Director

/s/ Eric A. Johnson
Eric A. Johnson, Director

/s/ W. Leslie Kilduff, Jr.
W. Leslie Kilduff, Jr., Director

/s/ William L. Lewis
William L. Lewis, Director

/s/ Charles R. Revere
Charles R. Revere, Director

/s/ Howard R. Straughan
Howard R. Straughan, Director

/s/ Leslie E. Taylor
Leslie E. Taylor, Director

/s/ Jay T. Thompson
Jay T. Thompson, Director

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended December 20, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 21, 2012).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 13, 2009).

Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of the total assets of Eastern Virginia Bankshares, Inc. have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*

10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.7	Letter Agreement, dated as of January 9, 2009, by and between Eastern Virginia Bankshares, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

10.8	Form of Waiver of the Senior Executive Officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 13, 2009).*

10.9	Form of Letter Agreement by and between the Senior Executive Officers of Eastern Virginia Bankshares, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*

10.12	Written Agreement, dated February 17, 2011, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed February 22, 2011).

10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#

23.1	Consent of Yount, Hyde & Barbour, P.C.#

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.#

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.#

101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2013 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Eastern Virginia Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Eastern Virginia Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Eastern Virginia Bankshares, Inc. and subsidiaries and our report dated March 29, 2013 expressed an unqualified opinion.

Winchester, Virginia

March 29, 2013

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(dollars in thousands, except per share amounts)

	2012	2011
Assets:
Cash and due from banks	$16,687	$12,676
Interest bearing deposits with banks	29,837	11,890
Federal funds sold	75	—
Securities available for sale, at fair value	276,913	236,820
Restricted securities, at cost	9,251	9,762
Loans, net of allowance for loan losses of $20,338 and $24,102, respectively	664,330	710,428
Deferred income taxes, net	10,687	12,160
Bank premises and equipment, net	21,656	20,054
Accrued interest receivable	4,223	3,761
Other real estate owned, net of valuation allowance of $811 and $1,403, respectively	4,747	7,326
Goodwill	15,970	15,970
Other assets	21,177	22,187

Total assets	$1,075,553	$1,063,034

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$116,717	$103,639
Interest-bearing deposits	721,656	726,312

Total deposits	838,373	829,951
Federal funds purchased and repurchase agreements	2,942	4,003
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,673	1,483
Other liabilities	5,044	4,664

Total liabilities	975,842	967,911

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 6,069,551 and 6,025,478 including 39,400 and 14,500 nonvested shares in 2012 and 2011, respectively	12,060	12,022
Surplus	19,521	19,446
Retained earnings	42,517	39,365
Warrant	1,481	1,481
Discount on preferred stock	(304)	(604)
Accumulated other comprehensive income (loss), net	436	(587)

Total shareholders’ equity	99,711	95,123

Total liabilities and shareholders’ equity	$1,075,553	$1,063,034

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share amounts)

	2012	2011	2010
Interest and Dividend Income
Interest and fees on loans	$39,561	$42,984	$47,687
Interest on investments:
Taxable interest income	4,656	5,107	3,928
Tax exempt interest income	465	1,147	1,643
Dividends	333	246	138
Interest on deposits with banks	56	54	113
Interest on federal funds sold	—	—	1

Total interest and dividend income	45,071	49,538	53,510

Interest Expense
Deposits	6,399	9,515	12,312
Federal funds purchased and repurchase agreements	32	35	57
Short-term borrowings	1	8	9
Long-term borrowings	4,775	4,761	5,010
Trust preferred debt	361	332	334

Total interest expense	11,568	14,651	17,722

Net interest income	33,503	34,887	35,788
Provision for Loan Losses	5,658	8,800	28,930

Net interest income after provision for loan losses	27,845	26,087	6,858

Noninterest Income
Service charges and fees on deposit accounts	3,239	3,443	3,873
Debit/credit card fees	1,557	1,452	1,340
Gain on sale of available for sale securities, net	3,875	3,186	2,455
Other-than-temporary impairment losses on securities (no additional amounts were recognized in other comprehensive income)	—	—	(77)
(Loss) gain on sale of bank premises and equipment	(1)	258	26
Gain on sale of loans	197	—	1,326
Gain on bank owned life insurance	—	—	604
Other operating income	1,031	1,179	1,395

Total noninterest income	9,898	9,518	10,942

Noninterest Expenses
Salaries and employee benefits	15,770	14,978	16,362
Occupancy and equipment expenses	5,165	5,209	5,183
Telephone	945	1,173	1,149
FDIC expense	2,329	2,696	2,325
Consultant fees	754	954	905
Collection, repossession and other real estate owned	1,115	1,697	2,134
Marketing and advertising	804	726	1,325
Loss on sale of other real estate owned	227	787	22
Impairment losses on other real estate owned	1,723	1,386	928
Other operating expenses	4,514	4,433	5,188

Total noninterest expenses	33,346	34,039	35,521

Income (loss) before income taxes	4,397	1,566	(17,721)
Income Tax Expense (Benefit)	945	(211)	(6,962)

Net Income (Loss)	$3,452	$1,777	$(10,759)
Effective dividend on preferred stock	1,500	1,496	1,492

Net income (loss) available to common shareholders	$1,952	$281	$(12,251)

Income (loss) per common share: basic and diluted	$0.32	$0.05	$(2.05)

Dividends per share, common	$—	$—	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Net income (loss)	$3,452	$1,777	$(10,759)
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $1,537, $2,967 and $678, respectively)	2,987	5,759	(1,287)
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $1,317, $1,083 and $835, respectively)	(2,558)	(2,103)	(1,620)
Change in unfunded pension liability (net of tax, $307, $1,000 and $749, respectively)	594	(1,940)	1,387

Other comprehensive income (loss)	1,023	1,716	(1,520)

Comprehensive income (loss)	$4,475	$3,493	$(12,279)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share amounts)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$11,877	$24,289	$18,965	$50,850	$(783)	$105,198
Net (loss)				(10,759)		(10,759)
Other comprehensive (loss)					(1,520)	(1,520)
Cash dividends - common ($0.12 per share)				(715)		(715)
Cash dividends - preferred				(1,200)		(1,200)
Preferred stock discount		292		(292)		—
Stock based compensation			208			208
Director stock grant	13		30			43
Restricted common stock vested	4		(4)			—
Issuance of common stock under dividend reinvestment and employee stock plans	60	—	103	—	—	163

Balance, December 31, 2010	$11,954	$24,581	$19,302	$37,884	$(2,303)	$91,418

Net income				1,777		1,777
Other comprehensive income					1,716	1,716
Preferred stock discount		296		(296)		—
Stock based compensation			110			110
Director stock grant	13		9			22
Restricted common stock vested	3		(3)			—
Issuance of common stock under dividend reinvestment and employee stock plans	52	—	28	—	—	80

Balance, December 31, 2011	$12,022	$24,877	$19,446	$39,365	$(587)	$95,123

Net income				3,452		3,452
Other comprehensive income					1,023	1,023
Preferred stock discount		300		(300)		—
Stock based compensation			53			53
Director stock grant	12		11			23
Restricted common stock vested	3		(3)			—
Issuance of common stock under dividend reinvestment and employee stock plans	23	—	14	—	—	37

Balance, December 31, 2012	$12,060	$25,177	$19,521	$42,517	$436	$99,711

(1)	For the purposes of this table, Preferred Stock includes the effect of the warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Operating Activities:
Net income (loss)	$3,452	$1,777	$(10,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,658	8,800	28,930
Depreciation and amortization	2,092	2,326	2,206
Stock based compensation	53	110	208
Net amortization of premiums and accretion of discounts on securities available for sale, net	4,920	2,415	728
(Gain) realized on securities available for sale transactions, net	(3,875)	(3,186)	(2,455)
Impairment charge on securities	—	—	77
(Gain) on sale of loans	(197)	—	(1,326)
Loss (gain) on sale of bank premises and equipment	1	(258)	(26)
Loss on sale of other real estate owned	227	787	22
Impairment on other real estate owned	1,723	1,386	928
Loss on LLC investments	165	119	153
Deferred income taxes	945	(444)	(4,906)
Net change in:
Accrued interest receivable	(462)	520	(395)
Other assets	846	3,018	1,793
Accrued interest payable	190	32	(288)
Other liabilities	1,280	(1,317)	149

Net cash provided by operating activities	17,018	16,085	15,039

Investing Activities:
Purchase of securities available for sale	(299,001)	(179,462)	(305,481)
Purchase of restricted securities	(325)	(331)	(2,037)
Purchases of bank premises and equipment	(3,698)	(1,666)	(2,928)
Improvements to other real estate owned	—	(346)	(337)
Net change in loans	32,559	26,078	25,053
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	52,976	48,939	120,887
Sales of securities available for sale	205,537	146,134	105,223
Sale of restricted securities	836	913	634
Sale of loans	3,046	—	27,767
Sale of bank premises and equipment	3	301	26
Sale of other real estate owned	5,661	6,644	2,904

Net cash (used in) provided by investing activities	(2,406)	47,204	(28,289)

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	37,874	5,032	45,292
Time deposits	(29,452)	(43,227)	(33,786)
Federal funds purchased and repurchase agreements	(1,061)	1,539	(21,690)
Short-term borrowings	—	(25,000)	25,000
Long-term borrowings	—	—	(5,714)
Issuance of common stock under dividend reinvestment and employee stock plans	37	80	163
Director stock grant	23	22	43
Dividends paid - common	—	—	(715)
Dividends paid - preferred	—	—	(1,200)

Net cash provided by (used in) financing activities	7,421	(61,554)	7,393

Net increase (decrease) in cash and cash equivalents	22,033	1,735	(5,857)
Cash and cash equivalents, January 1	24,566	22,831	28,688

Cash and cash equivalents, December 31	$46,599	$24,566	$22,831

Supplemental disclosure:
Interest paid	$11,378	$14,619	$18,010
Income taxes (received)	$(1,328)	$—	$(3,210)
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$649	$5,540	$(4,420)
Loans transferred to other real estate owned	$(5,032)	$(4,180)	$(10,998)
Minimum pension liability adjustment	$901	$(2,940)	$2,136

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-two retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. During September 2012, the Bank closed its Bowling Green branch located in Caroline County. The decision to close this branch was based on several factors including the branch location, which was outside our traditional footprint, the inability to successfully grow the branch due to local economic conditions, and our continuing strategy to reduce our noninterest expenses. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission-Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company will advise and consult with Southern Trust Mortgage, LLC and facilitate the marketing and brand recognition of their mortgage business. In addition, the Company will provide Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal working hours. For its services, the Company shall receive fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis going forward. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sells title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. The Bank has a 2.33% ownership in Virginia Bankers Insurance Center, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

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

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in Virginia. At December 31, 2012 and 2011, respectively, 49.47% and 48.44% of the Company’s loan portfolio consisted of real estate loans secured by one to four family residential properties, which includes closed end first and second mortgages as well as home equity lines. In addition, at December 31, 2012 and 2011, the Company had $26.1 million and $28.7 million of loans to the hospitality industry (hotels, motels, inns, etc.). These amounts represent 10.8% and 15.2% of the Company’s total commercial real estate loans and 29.2% and 33.8% of the Bank’s total risk-based capital at December 31, 2012 and 2011, respectively. This concentration of loans exceeds established supervisory guidelines of 25% of the Bank’s total risk-based capital. The Company does not have any significant loan concentrations to any one customer. Note 3 discusses the Company’s lending activities.

The Company invests in a variety of securities and does not have any significant securities concentrations in any one industry or to any one issuer. Note 2 discusses the Company’s investment activities.

At December 31, 2012 and 2011, the Company’s cash and due from banks included three commercial bank deposit accounts that were in excess of the Federal Deposit Insurance Corporation insured limit of $250,000 per institution by approximately $9.9 million and $5.8 million, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks, interest bearing deposits with banks and federal funds sold, which all mature within ninety days.

Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances in cash with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Company had no reserve requirement for December 31, 2012 and a $75 thousand reserve requirement for December 31, 2011.

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

Restricted Securities

As a requirement for membership, the Company invests in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Reserve Bank. These investments are carried at cost.

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

A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired loans. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, the forbearance of principal and interest payments for a specified period, the conversion from an amortizing loan to an interest-only loan for a specified period, or some combination of these concessions. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. TDRs generally remain on nonaccrual status until a six-month payment history is sustained. As of December 31, 2012 and 2011, the Company had $9.5 million and $18.9 million of loans classified as TDRs.

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on periodic evaluations of the collectability and historical loss experience of loans. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio. Actual credit losses are deducted from the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent. The following general charge-off guidelines apply:

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

The Company’s ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company’s allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment. The ALL Committee at least annually reviews the Company’s allowance for loan losses methodology.

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

For prior financial periods ending with the second quarter of 2012, historical loan loss experience was calculated using a rolling five year average with weighting factors applied to more recent loan loss experience. Beginning with the quarter ended September 30, 2012, the Company calculates historical loan loss experience using a rolling three year average of historical loan loss experience. The ALL Committee determined a rolling three year average was appropriate because a longer period would overly dampen the effects of recent trends, while a shorter period would reflect more volatility than is appropriate. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the year ended December 31, 2012 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found in Note 3.

The allocation methodology applied by the Company includes management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss experience using a rolling three year average and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and guarantees of previously sold credit card accounts. Such financial instruments are recorded in the financial statements when they become payable.

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

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, the Company must make assumptions in order to determine the fair value of the respective assets. Any impairment of goodwill will be recognized as an expense in the period of impairment and such impairment could be material. The Company completes the annual goodwill impairment test during the fourth quarter of each year. Based on annual testing, there were no impairment charges in 2012, 2011 or 2010.

During the third quarter of 2010, the Company sold certain 1-4 residential mortgage loans and retained the right to service the loans sold. Upon sale, a mortgage servicing rights asset was capitalized in the amount of $214 thousand, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, which is 4 years. Mortgage servicing rights, net of accumulated amortization, amounted to $94 thousand and $147 thousand at December 31, 2012 and 2011, respectively, and are included in other assets in the consolidated balance sheets. The Company earns fees for servicing these residential mortgage loans. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned. Loan servicing income amounted to $44 thousand, $58 thousand and $20 thousand for the years ended December 31, 2012 2011 and 2010, respectively and is included in other operating income in the consolidated statements of operations.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations. The Company did not have any uncertain tax positions for the periods ending December 31, 2012, 2011 or 2010.

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

Stock Compensation Plans

At December 31, 2012, the Company had two stock based compensation plans. The Company accounts for these plans under the provisions of FASB ASC Topic 718 “Compensation – Stock Compensation.” Compensation expense for grants of restricted shares is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of operations. See Note 13 – Stock Based Compensation Plans.

Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 19 – Fair Value Measurements.

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

Advertising Costs

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $658 thousand, $576 thousand and $944 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Recent Significant Accounting Pronouncements:

Adoption of New Accounting Standards:

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance was applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at December 31, 2012 and 2011 were as follows:

(dollars in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$13,495	$10	$38	$13,467
SBA Pool securities	81,500	1,515	264	82,751
Agency mortgage-backed securities	31,384	349	19	31,714
Agency CMO securities	61,710	583	357	61,936
Non agency CMO securities	2,200	1	2	2,199
State and political subdivisions	82,536	1,229	548	83,217
Pooled trust preferred securities	506	253	—	759
FNMA and FHLMC preferred stock	77	199	—	276
Corporate securities	590	4	—	594

Total	$273,998	$4,143	$1,228	$276,913

(dollars in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
SBA Pool securities	$60,873	$400	$191	$61,082
Agency mortgage-backed securities	40,470	595	2	41,063
Agency CMO securities	61,460	378	104	61,734
Non agency CMO securities	10,908	33	121	10,820
State and political subdivisions*	59,636	1,096	—	60,732
Pooled trust preferred securities	536	66	—	602
FNMA and FHLMC preferred stock	77	109	—	186
Corporate securities	594	7	—	601

Total	$234,554	$2,684	$418	$236,820

*	The combined unrealized loss on these securities was less than $1 thousand.

There are no securities classified as “Held to Maturity” or “Trading” at December 31, 2012 or 2011. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of December 31, 2012, that security has an estimated fair value that is $253 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at December 31, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,316	$2,323
Due after one year through five years	72,447	73,107
Due after five years through ten years	176,265	178,274
Due after ten years	22,970	23,209

Total	$273,998	$276,913

Proceeds from the sales of securities available for sale for the years ended December 31, 2012, 2011 and 2010 were $205.5 million, $146.1 million and $105.2 million, respectively. Net realized gains on the sales of securities available for sale for the years ended December 31, 2012, 2011 and 2010 were $3.9 million, $3.2 million and $2.5 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the years ended December 31, 2012, 2011 and 2010 were $53.0 million, $48.9 million and $120.9 million, respectively.

The Company pledges securities to secure public deposits, balances with the Reserve Bank and repurchase agreements. Securities with an aggregate book value of $104.3 million and an aggregate fair value of $105.8 million were pledged at December 31, 2012. Securities with an aggregate book value of $115.8 million and an aggregate fair value of $116.4 million were pledged at December 31, 2011.

Securities in an unrealized loss position at December 31, 2012, by duration of the period of the unrealized loss, are shown below:

	December 31, 2012
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$8,957	$38	$—	$—	$8,957	$38
SBA Pool securities	16,782	264	—	—	16,782	264
Agency mortgage-backed securities	4,268	19	—	—	4,268	19
Agency CMO securities	21,767	357	—	—	21,767	357
Non agency CMO securities	750	2	—	—	750	2
State and political subdivisions	27,241	548	—	—	27,241	548

Total	$79,765	$1,228	$—	$—	$79,765	$1,228

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

Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2012 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At December 31, 2012, there are 64 debt securities with fair values totaling $79.8 million considered temporarily impaired. Of these debt securities, all were in an unrealized loss position of less than 12 months. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized. At December 31, 2012, there are no equity securities in an unrealized loss position.

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

As of December 31, 2012 and 2011, there were no corporate securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Year Ended December 31, 2012
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in FHLB stock totaled $6.9 million and $7.4 million at December 31, 2012 and 2011, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending December 31, 2012, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$51,881	7.58%	$57,021	7.76%
Real estate - one to four family residential:
Closed end first and seconds	239,002	34.91%	253,465	34.51%
Home equity lines	99,698	14.56%	102,297	13.93%

Total real estate - one to four family residential	338,700	49.47%	355,762	48.44%
Real estate - multifamily residential	15,801	2.31%	13,035	1.77%
Real estate - construction:
One to four family residential	20,232	2.96%	21,212	2.89%
Other construction, land development and other land	34,555	5.04%	42,208	5.75%

Total real estate - construction	54,787	8.00%	63,420	8.64%
Real estate - farmland	8,558	1.25%	5,860	0.80%
Real estate - non-farm, non-residential:
Owner occupied	119,824	17.50%	135,294	18.42%
Non-owner occupied	71,741	10.48%	74,231	10.11%

Total real estate - non-farm, non-residential	191,565	27.98%	209,525	28.53%
Consumer	20,173	2.94%	28,355	3.86%
Other	3,203	0.47%	1,553	0.20%

Total loans	684,668	100.00%	734,531	100.00%

Less unearned income	—		(1)
Less allowance for loan losses	(20,338)		(24,102)

Loans, net	$664,330		$710,428

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$352	$253	$187	$792	$51,089	$51,881
Real estate - one to four family residential:
Closed end first and seconds	6,169	870	3,904	10,943	228,059	239,002
Home equity lines	604	239	195	1,038	98,660	99,698

Total real estate - one to four family residential	6,773	1,109	4,099	11,981	326,719	338,700
Real estate - multifamily residential	—	—	—	—	15,801	15,801
Real estate - construction:
One to four family residential	164	11	706	881	19,351	20,232
Other construction, land development and other land	23	—	439	462	34,093	34,555

Total real estate - construction	187	11	1,145	1,343	53,444	54,787
Real estate - farmland	—	—	40	40	8,518	8,558
Real estate - non-farm, non-residential:
Owner occupied	619	—	1,177	1,796	118,028	119,824
Non-owner occupied	395	—	855	1,250	70,491	71,741

Total real estate - non-farm, non-residential	1,014	—	2,032	3,046	188,519	191,565
Consumer	328	9	138	475	19,698	20,173
Other	21	—	—	21	3,182	3,203

Total loans	$8,675	$1,382	$7,641	$17,698	$666,970	$684,668

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$491	$963	$677	$2,131	$54,890	$57,021
Real estate - one to four family residential:
Closed end first and seconds	5,045	1,475	5,245	11,765	241,700	253,465
Home equity lines	545	275	514	1,334	100,963	102,297

Total real estate - one to four family residential	5,590	1,750	5,759	13,099	342,663	355,762
Real estate - multifamily residential	—	—	—	—	13,035	13,035
Real estate - construction:
One to four family residential	336	329	315	980	20,232	21,212
Other construction, land development and other land	48	—	3,965	4,013	38,195	42,208

Total real estate - construction	384	329	4,280	4,993	58,427	63,420
Real estate - farmland	—	—	190	190	5,670	5,860
Real estate - non-farm, non-residential:
Owner occupied	603	—	3,545	4,148	131,146	135,294
Non-owner occupied	442	—	1,835	2,277	71,954	74,231

Total real estate - non-farm, non-residential	1,045	—	5,380	6,425	203,100	209,525
Consumer	300	97	484	881	27,474	28,355
Other	—	14	—	14	1,539	1,553

Total loans	$7,810	$3,153	$16,770	$27,733	$706,798	$734,531

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at December 31:

(dollars in thousands)	2012	2011
Nonaccrual loans	$11,874	$30,293
Loans past due 90 days and accruing interest	—	168
Restructured loans (accruing)	4,433	5,517

At December 31, 2012 and 2011, there were approximately $5.1 million and $13.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at December 31, 2012 and 2011:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
(dollars in thousands)	2012	2011	2012	2011
Commercial, industrial and agricultural	$391	$634	$—	$43
Real estate - one to four family residential:
Closed end first and seconds	6,127	9,320	—	—
Home equity lines	445	1,059	—	55

Total real estate - one to four family residential	6,572	10,379	—	55
Real estate - construction:
One to four family residential	900	444	—	—
Other construction, land development and other land	439	5,293	—	—

Total real estate - construction	1,339	5,737	—	—
Real estate - farmland	40	190	—	—
Real estate - non-farm, non-residential:
Owner occupied	2,526	6,707	—	—
Non-owner occupied	855	5,730	—	—

Total real estate - non-farm, non-residential	3,381	12,437	—	—
Consumer	151	916	—	70

Total loans	$11,874	$30,293	$—	$168

If interest income had been recognized on nonaccrual loans at their stated rates during years 2012, 2011 and 2010, interest income would have increased by approximately $335 thousand, $1.3 million and $1.6 million, respectively.

The following table presents commercial loans by credit quality indicator at December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate - multifamily residential	15,801	—	—	—	—	15,801
Real estate - construction:
One to four family residential	17,976	923	883	—	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	—	18,931	34,555

Total real estate - construction	27,143	4,372	3,891	—	19,381	54,787
Real estate - farmland	7,371	1,146	41	—	—	8,558
Real estate - non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	—	8,109	71,741

Total real estate - non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565

Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

The following table presents commercial loans by credit quality indicator at December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$43,559	$8,681	$4,344	$437	$—	$57,021
Real estate - multifamily residential	12,742	293	—	—	—	13,035
Real estate - construction:
One to four family residential	19,802	327	532	—	551	21,212
Other construction, land development and other land	9,934	2,381	16,542	—	13,351	42,208

Total real estate - construction	29,736	2,708	17,074	—	13,902	63,420
Real estate - farmland	4,492	354	1,014	—	—	5,860
Real estate - non-farm, non-residential:
Owner occupied	89,016	20,775	12,546	934	12,023	135,294
Non-owner occupied	45,448	10,511	6,784	2,720	8,768	74,231

Total real estate - non-farm, non-residential	134,464	31,286	19,330	3,654	20,791	209,525

Total commercial loans	$224,993	$43,322	$41,762	$4,091	$34,693	$348,861

At December 31, 2012 and 2011, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698

Total real estate - one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203

Total consumer loans	$350,155	$11,921	$362,076

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

Beginning with the quarter ended September 30, 2012, historical loan loss experience is calculated using a rolling three year average of historical loan loss experience. For prior financial periods ending with the quarter ended June 30, 2012, historical loan loss experience was calculated using a rolling five year average with weighting factors applied to more recent experience. Based on its analysis, the Company concluded that a three year moving average loss history would be most representative of the current economic cycle. The Company concluded that a longer term would overly dampen the effects of recent trends, while a shorter term would create too much volatility.

Management believes, going forward, this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

Year Ended December 31, 2012	Provision Based on New	Provision Based on Prior
(dollars in thousands)	Methodology	Methodology	Difference
Commercial, industrial and agricultural	$(1,604)	$(2,301)	$697
Real estate - one to four family residential:
Closed end first and seconds	2,623	1,888	735
Home equity lines	1,543	2,199	(656)

Total real estate - one to four family residential	4,166	4,087	79
Real estate - multifamily residential	33	37	(4)
Real estate - construction:
One to four family residential	80	111	(31)
Other construction, land development and other land	(1,344)	(1,704)	360

Total real estate - construction	(1,264)	(1,593)	329
Real estate - farmland	26	28	(2)
Real estate - non-farm, non-residential:
Owner occupied	2,498	2,153	345
Non-owner occupied	2,018	1,783	235

Total real estate - non-farm, non-residential	4,516	3,936	580
Consumer	(349)	(362)	13
Other	134	126	8

Total provision for loan losses	$5,658	$3,958	$1,700

The following table summarizes the activity in the Company’s allowance for loan losses for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Balance at beginning of year	$24,102	$25,288	$12,155
Provision charged against income	5,658	8,800	28,930
Recoveries of loans charged off	1,626	805	313
Loans charged off	(11,048)	(10,791)	(16,110)

Balance at end of year	$20,338	$24,102	$25,288

The following table presents a roll forward of the Company’s allowance for loan losses for the year ended December 31, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge- offs	Recoveries	Provision	Ending Balance December 31, 2012
Commercial, industrial and agricultural	$4,389	$(1,219)	$774	$(1,604)	$2,340
Real estate - one to four family residential:
Closed end first and seconds	2,856	(2,664)	61	2,623	2,876
Home equity lines	278	(1,112)	11	1,543	720

Total real estate - one to four family residential	3,134	(3,776)	72	4,166	3,596
Real estate - multifamily residential	29	—	—	33	62
Real estate - construction:
One to four family residential	382	(98)	55	80	419
Other construction, land development and other land	6,861	(1,622)	2	(1,344)	3,897

Total real estate - construction	7,243	(1,720)	57	(1,264)	4,316
Real estate - farmland	15	—	—	26	41
Real estate - non-farm, non-residential:
Owner occupied	4,831	(2,337)	100	2,498	5,092
Non-owner occupied	3,172	(1,506)	409	2,018	4,093

Total real estate - non-farm, non-residential	8,003	(3,843)	509	4,516	9,185
Consumer	776	(391)	179	(349)	215
Other	513	(99)	35	134	583

Total	$24,102	$(11,048)	$1,626	$5,658	$20,338

The following table presents a roll forward of the Company’s allowance for loan losses for the year ended December 31, 2011:

(dollars in thousands)	Beginning Balance January 1, 2011	Charge- offs	Recoveries	Provision	Ending Balance December 31, 2011
Commercial, industrial and agricultural	$5,981	$(1,257)	$303	$(638)	$4,389
Real estate - one to four family residential:
Closed end first and seconds	3,340	(1,868)	162	1,222	2,856
Home equity lines	587	(348)	—	39	278

Total real estate - one to four family residential	3,927	(2,216)	162	1,261	3,134
Real estate - multifamily residential	23	—	—	6	29
Real estate - construction:
One to four family residential	344	(309)	6	341	382
Other construction, land development and other land	7,837	(2,987)	1	2,010	6,861

Total real estate - construction	8,181	(3,296)	7	2,351	7,243
Real estate - farmland	17	—	—	(2)	15
Real estate - non-farm, non-residential:
Owner occupied	2,546	(2,107)	45	4,347	4,831
Non-owner occupied	3,072	(1,119)	—	1,219	3,172

Total real estate - non-farm, non-residential	5,618	(3,226)	45	5,566	8,003
Consumer	905	(683)	238	316	776
Other	280	(113)	50	296	513
Unallocated	356	—	—	(356)	—

Total	$25,288	$(10,791)	$805	$8,800	$24,102

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$402	$1,938	$2,340	$951	$50,930	$51,881
Real estate - one to four family residential:
Closed end first and seconds	923	1,953	2,876	6,856	232,146	239,002
Home equity lines	—	720	720	315	99,383	99,698

Total real estate - one to four family residential	923	2,673	3,596	7,171	331,529	338,700
Real estate - multifamily residential	—	62	62	—	15,801	15,801
Real estate - construction:
One to four family residential	268	151	419	450	19,782	20,232
Other construction, land development and other land	928	2,969	3,897	18,931	15,624	34,555

Total real estate - construction	1,196	3,120	4,316	19,381	35,406	54,787
Real estate - farmland	—	41	41	—	8,558	8,558
Real estate - non-farm, non-residential:
Owner occupied	714	4,378	5,092	5,601	114,223	119,824
Non-owner occupied	1,646	2,447	4,093	8,109	63,632	71,741

Total real estate - non-farm, non-residential	2,360	6,825	9,185	13,710	177,855	191,565
Consumer	1	214	215	25	20,148	20,173
Other	348	235	583	488	2,715	3,203

Total	$5,230	$15,108	$20,338	$41,726	$642,942	$684,668

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2011:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$—	$4,389	$4,389	$—	$57,021	$57,021
Real estate - one to four family residential:
Closed end first and seconds	1,215	1,641	2,856	10,187	243,278	253,465
Home equity lines	—	278	278	—	102,297	102,297

Total real estate - one to four family residential	1,215	1,919	3,134	10,187	345,575	355,762
Real estate - multifamily residential	—	29	29	—	13,035	13,035
Real estate - construction:
One to four family residential	96	286	382	551	20,661	21,212
Other construction, land development and other land	316	6,545	6,861	13,351	28,857	42,208

Total real estate - construction	412	6,831	7,243	13,902	49,518	63,420
Real estate - farmland	—	15	15	—	5,860	5,860
Real estate - non-farm, non-residential:
Owner occupied	2,990	1,841	4,831	12,023	123,271	135,294
Non-owner occupied	1,311	1,861	3,172	8,768	65,463	74,231

Total real estate - non-farm, non-residential	4,301	3,702	8,003	20,791	188,734	209,525
Consumer	42	734	776	77	28,278	28,355
Other	380	133	513	503	1,050	1,553

Total	$6,350	$17,752	$24,102	$45,460	$689,071	$734,531

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate - one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home equity lines	315	515	315	—	—	801	9

Total real estate - one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate - construction:
One to four family residential	450	450	—	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814

Total real estate - construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate - non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457

Total real estate - non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	—	25	1	25	2
Other	488	488	—	488	348	496	—

Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$—	$—	$—	$—	$—	$400	$—
Real estate - one to four family residential:
Closed end first and seconds	10,187	10,536	3,511	6,676	1,215	9,020	314
Real estate - construction:
One to four family residential	551	551	422	129	96	642	21
Other construction, land development and other land	13,351	15,525	12,249	1,102	316	16,393	709

Total real estate - construction	13,902	16,076	12,671	1,231	412	17,035	730
Real estate - non-farm, non-residential:
Owner occupied	12,023	13,882	1,100	10,923	2,990	12,514	401
Non-owner occupied	8,768	9,585	798	7,970	1,311	11,060	602

Total real estate - non-farm, non-residential	20,791	23,467	1,898	18,893	4,301	23,574	1,003
Consumer	77	77	—	77	42	161	4
Other	503	503	17	486	380	116	—

Total loans	$45,460	$50,659	$18,097	$27,363	$6,350	$50,306	$2,051

The following table presents, by class of loans, information related to loans modified as TDRs during the year ended December 31, 2012:

	Year Ended December 31, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post- Modification Recorded Balance*
Commercial, industrial and agricultural	1	$66	$66
Real estate - one to four family residential:
Closed end first and seconds	4	965	964
Real estate - construction:
One to four family residential	3	434	434
Other construction, land development and other land	2	164	163

Total real estate - construction	5	598	597

Total	10	$1,629	$1,627

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by class of loans, information related to loans modified as TDRs during the year ended December 31, 2011:

	Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	10	$3,655	$3,648
Home equity lines	1	175	175

Total real estate - one to four family residential	11	3,830	3,823
Real estate - construction:
One to four family residential	2	259	262
Other construction, land development and other land	1	4,038	3,014

Total real estate - construction	3	4,297	3,276
Real estate - non-farm, non-residential:
Owner occupied	5	5,285	3,841
Non-owner occupied	1	867	867

Total real estate - non-farm, non-residential	6	6,152	4,708
Other	3	506	503

Total	23	$14,785	$12,310

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the year ended December 31, 2012 and were modified as TDRs within the 12 months prior to default:

	Year Ended December 31, 2012
(dollars in thousands)	Number of Loans	Recorded Balance
Commercial, industrial and agricultural	1	$66
Real estate - one to four family residential:
Closed end first and seconds	3	878
Real estate - construction:
One to four family residential	2	374
Other construction, land development and other land	1	29

Total real estate - construction	3	403

Total	7	$1,347

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the year ended December 31, 2011 and were modified as TDRs within the 12 months prior to default:

	Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$74
Real estate - construction:
One to four family residential	1	133
Other construction, land development and other land	1	3,014

Total real estate - construction	2	3,147
Real estate - non-farm, non-residential:
Owner occupied	2	2,046

Total	5	$5,267

Note 4. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2012	2011
Land and improvements	$6,409	$6,009
Buildings and leasehold improvements	21,688	20,556
Furniture, fixtures and equipment	18,416	17,530
Construction in progress	949	94

	47,462	44,189
Less accumulated depreciation	(25,806)	(24,135)

Net balance	$21,656	$20,054

Depreciation and amortization of bank premises and equipment for the years ended December 31, 2012, 2011 and 2010 amounted to $2.1 million, $2.3 million and $2.2 million, respectively.

Note 5. Other Real Estate Owned (OREO)

At December 31, 2012 and 2011, OREO was $4.7 million and $7.3 million, respectively. OREO is primarily comprised of residential properties, residential lots, raw land and non-residential properties associated with commercial relationships, and is located primarily in the Commonwealth of Virginia. Changes in the balance for OREO for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
(dollars in thousands)	2012	2011

Balance at the beginning of year, gross	$8,729	$12,545
Transfers from loans	5,032	4,180
Capitalized costs	—	346
Sales proceeds	(5,661)	(6,644)
Previously recognized impairment losses on disposition	(2,315)	(911)
(Loss) on disposition	(227)	(787)

Balance at the end of year, gross	5,558	8,729
Less valuation allowance	(811)	(1,403)

Balance at the end of year, net	$4,747	$7,326

Changes in the valuation allowance for OREO are as follows:

	December 31,
(dollars in thousands)	2012	2011	2010

Balance at the beginning of year	$1,403	$928	$—
Valuation allowance	1,723	1,386	928
Charge-offs	(2,315)	(911)	—
Recoveries	—	—	—

Balance at the end of year	$811	$1,403	$928

Expenses applicable to OREO, other than the valuation allowance, were $421 thousand, $769 thousand and $373 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 6. Deposits

Interest-bearing deposits consist of the following:

	December 31,
(dollars in thousands)	2012	2011

Demand deposits	$245,833	$222,622
Money market deposits	128,438	131,159
Savings deposits	86,868	82,562
Time deposits:
Time deposits $100,000 and over	130,285	140,103
Other time deposits	130,232	149,866

Total interest-bearing deposits	$721,656	$726,312

A summary of interest expense by deposit category for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31,
(dollars in thousands)	2012	2011	2010

Demand deposits	$1,205	$1,908	$2,885
Money market deposits	613	1,254	1,276
Savings deposits	239	441	472
Time deposits	4,342	5,912	7,679

Total	$6,399	$9,515	$12,312

At December 31, 2012, the scheduled maturities of time deposits are as follows:

(dollars in thousands)

2013	$141,043
2014	46,540
2015	35,413
2016	13,889
2017	23,632

$260,517

Overdrawn demand deposit accounts totaling $154 thousand at December 31, 2012 and $114 thousand at December 31, 2011 were reclassified from deposits to loans.

Note 7. Borrowings

Federal funds purchased and repurchase agreements. The Company has unsecured lines of credit with SunTrust Bank, Community Bankers Bank and Pacific Coast Bankers Bank for the purchase of federal funds in the amount of $20.0 million, $15.0 million and $5.0 million, respectively. These lines of credit have a variable rate based on the lending bank’s daily federal funds sold rate and are due on demand. Repurchase agreements are secured transactions and generally mature the day following the day sold. Customer repurchases are standard transactions that involve a Bank customer instead of a wholesale bank or broker. The Company offers this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. The Company does not use or have any open repurchase agreements with broker-dealers.

The tables below present selected information on federal funds purchased and repurchase agreements:

Federal funds purchased	December 31,	December 31,
(dollars in thousands)	2012	2011
Balance outstanding at year end	$—	$—
Maximum balance at any month end during the year	$2	$2
Average balance for the year	$163	$57
Weighted average rate for the year	0.75%	0.86%
Weighted average rate at year end	0.00%	0.00%

Repurchase agreements	December 31,	December 31,
(dollars in thousands)	2012	2011
Balance outstanding at year end	$2,942	$4,003
Maximum balance at any month end during the year	$6,292	$4,984
Average balance for the year	$3,486	$3,072
Weighted average rate for the year	0.89%	1.11%
Weighted average rate at year end	0.60%	1.09%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and are due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings:

Short-term borrowings	December 31,	December 31,
(dollars in thousands)	2012	2011
Balance outstanding at year end	$—	$—
Maximum balance at any month end during the year	$—	$10,325
Average balance for the year	$318	$1,878
Weighted average rate for the year	0.31%	0.43%
Weighted average rate at year end	0.00%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at December 31, 2012 and 2011 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of December 31, 2012. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2013	$10,000	2.42%	$94,000	4.18%
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $264.0 million at December 31, 2012. This line of credit totaled $183.2 million with approximately $59.1 million available at December 31, 2012. As of December 31, 2012 and 2011, loans with a carrying value of $297.7 million and $300.1 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined long-term borrowings outstanding under the FHLB line of credit were $117.5 million as of December 31, 2012 and 2011, respectively.

Note 8. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2012 and 2011, the interest rate was 3.26% and 3.51%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2012 and 2011, all of the trust preferred securities qualified as Tier 1 capital. For additional information on proposed rules that, if implemented, will impact the regulatory capital treatment of trust preferred securities, see Note 17—Regulatory Matters.

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

On February 17, 2011, the Company entered into a written agreement with the Reserve Bank and the Bureau. Under the terms of this written agreement, the Company may not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 27 – Formal Written Agreement.

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

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

(dollars in thousands)	2012	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$11,554	$11,127	$13,111
Service cost	—	—	585
Interest cost	492	606	779
Actuarial (gain) loss	(62)	1,703	(46)
Benefits paid	(774)	(2,057)	(2,051)
Change in obligation due to plan change	—	135	(1,300)
Settlement (gain) loss	(5)	40	49

Benefit obligation at end of year	$11,205	$11,554	$11,127

Change in plan assets
Fair value of plan assets at beginning of year	$9,047	$11,306	$11,996
Actual return on plan assets	1,240	(202)	1,361
Benefits paid	(774)	(2,057)	(2,051)

Fair value of plan assets at end of year	$9,513	$9,047	$11,306

Funded status at the end of year	$(1,692)	$(2,507)	$179

Amounts recognized in the consolidated balance sheets at December 31,
Other asset (liability)	$(1,692)	$(2,507)	$179

Amounts recognized in accumulated other comprehensive (income) loss
Net loss	$2,122	$3,008	$204
Prior service cost	121	135	—
Deferred income tax benefit	(755)	(1,061)	(62)

Amount recognized	$1,488	$2,082	$142

Components of net periodic benefit cost
Service cost	$—	$—	$585
Interest cost	492	606	779
Expected return on plan assets	(675)	(895)	(950)
Amortization of prior service cost due to curtailment	15	—	95
Recognized net loss due to settlement	132	34	276
Recognized net actuarial loss	122	—	57

Net periodic benefit cost	$86	$(255)	$842

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$(886)	$2,805	$(2,041)
Prior service cost	—	135	—
Amortization of prior service cost	(15)	—	(95)

Total recognized in other comprehensive (income) loss	$(901)	$2,940	$(2,136)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(815)	$2,685	$(1,294)

Weighted average assumptions for benefit obligation at end of year
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase	N/A	N/A	4.00%

Weighted average assumptions for net periodic pension cost at end of year
Discount rate	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	4.00%	4.00%
Expected future interest crediting rate	3.00%	3.00%	N/A

Accumulated Benefit Obligation	$11,205	$11,554	$11,127

Expected Long-Term Rate of Return on Assets

In consultation with its investment advisors and actuary, the Company’s plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was 4.50%, 5.50% and 6.00% in 2012, 2011 and 2010, respectively.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company made no contributions to the pension plan during 2012, 2011 and 2010. The Company has not determined at this time how much, if any, contributions to the plan will be for the year ending December 31, 2013.

Fair value is discussed in detail in Note 19. The fair value of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows:

Assets Measured at Fair Value at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	(dollars in thousands)
Assets
Cash and due from broker	$18	$—	$—	$18
Equity mutual funds (1)	7,106	—	—	7,106
Fixed income mutual funds (2)	2,389	—	—	2,389

Total assets at fair value	$9,513	$—	$—	$9,513

Assets Measured at Fair Value at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Cash and due from broker	$17	$—	$—	$17
Equity mutual funds (1)	6,937	—	—	6,937
Fixed income mutual funds (2)	2,093	—	—	2,093

Total assets at fair value	$9,047	$—	$—	$9,047

(1)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted-average asset allocations as of December 31, 2012 and 2011, by asset category are as follows:

	Plan Assets as of December 31,
	2012	2011
Asset Category
Mutual Funds - Fixed Income	25%	23%
Mutual Funds - Equity	75%	77%

Total	100%	100%

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

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)

2013	$642
2014	440
2015	744
2016	892
2017	1,129
Years 2018 - 2022	3,760

Total	$7,607

401(k) Plan

The Company maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan allows for a maximum voluntary salary deferral up to the statutory limitations. All employees who have completed three calendar months of employment with the Company are eligible to participate on the first day of the fourth month following hire, after meeting eligibility requirements. The 401(k) Plan provides for a matching contribution, which equals 100% of the first 3% of the employee’s contributions and 50% of the next 3% of the employee’s contributions. At the option of the Compensation Committee, the Company may make an additional discretionary contribution after the end of each year to employees not previously grandfathered in the Pension Plan in an amount equal to 3% of the employee’s compensation (as described in plan documents). For matching and discretionary employer contributions, an employee is 100% vested after two years of service. The amounts charged to expense under the 401(k) Plan were $411 thousand, $399 thousand and $448 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not offer its stock as an investment option under the 401(k) Plan.

Deferred Compensation Plan

The Company has a Supplemental Executive Retirement Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As of December 31, 2012, the Company has entered into a deferred supplemental compensation agreement with only its Chief Executive Officer. Full vesting of benefits under the supplemental agreement occurs only at age 67, with partial vesting of approximately 5% for each year of service after age 52. Under the supplemental agreement, benefits are to be paid in equal monthly installments over a 15 year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15 year period after benefits have commenced. The deferred compensation expense for 2012, 2011 and 2010, based on the present value of the retirement benefits, was $91 thousand, $68 thousand and $158 thousand, respectively.

Note 10. Income Taxes

The current and deferred components of income tax expense (benefit) are as follows:

	December 31,
(dollars in thousands)	2012	2011	2010

Current	$—	$233	$(2,056)
Deferred	945	(444)	(4,906)

Provision for (benefit from) income taxes	$945	$(211)	$(6,962)

A reconciliation between the provision for (benefit from) income taxes and the amount computed by multiplying income by the current statutory federal income tax rate, for the years ended December 31, 2012, 2011 and 2010, respectively, is as follows:

	December 31,
(dollars in thousands)	2012	2011	2010

Income tax expense (benefit) at statutory rates	$1,495	$533	$(6,025)
Decrease due to:
Tax exempt income	(285)	(497)	(890)
Other	(265)	(247)	(47)

Provision for (benefit from) income taxes	$945	$(211)	$(6,962)

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The most significant timing difference relates to the provision for loan losses.

Cumulative net deferred tax assets consist of the following components at December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,915	$8,195
Net operating loss carryforward	1,548	976
Tax credit carryforward	994	680
Impairment on securities	1,696	1,696
Interest on nonaccrual loans	114	458
Accrued benefit cost	755	1,061
Depreciation and amortization	167	40
Home equity line closing cost	120	122
Defined benefit plan	229	200
Deferred compensation	107	77
Accrued compensated absences	65	66
Other real estate owned	1,116	1,151
Other	133	113

Total deferred tax assets	13,959	14,835

Deferred tax liabilities:
FHLB dividend	(8)	(8)
Goodwill and other intangible assets	(2,150)	(1,767)
Net unrealized gain on securities available for sale	(991)	(770)
Other	(123)	(130)

Total deferred tax liabilities	(3,272)	(2,675)

Net deferred tax asset	$10,687	$12,160

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as, changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2012 and 2011 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.6 million at both December 31, 2012 and 2011, which are included in other assets on the accompanying consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

Note 11. Earnings (Loss) Per Common Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on earnings (loss) per common share otherwise available to common shareholders for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings (loss) per common share	6,050,969	$0.32	6,007,743	$0.05	5,977,641	$(2.05)
Effect of dilutive securities, stock options	—	—	—	—	—	—

Diluted earnings (loss) per common share	6,050,969	$0.32	6,007,743	$0.05	5,977,641	$(2.05)

Options to acquire 182,362, 218,442 and 251,317 shares of common stock were not included in computing diluted earnings (loss) per common share for the years ended December 31, 2012, 2011 and 2010, respectively, because their effects were anti-dilutive.

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

Loan activity to related parties is as follows:

(dollars in thousands)	2012	2011
Balance at beginning of year	$11,353	$11,232
Additional borrowings	1,544	3,358
Curtailments	(3,553)	(3,237)

Balance at end of year	$9,344	$11,353

At December 31, 2012 and 2011, there was approximately $3.1 million and $2.2 million, respectively, in available credit that the related parties could draw upon.

Deposits from related parties held by the Company at December 31, 2012 and 2011 amounted to $6.6 million and $4.8 million, respectively.

Note 13. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There were 133,393 shares still available to be granted as awards under the 2003 Plan as of December 31, 2012.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 366,000 shares still available to be granted as awards under the 2007 Plan as of December 31, 2012.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the years ended December 31, 2012, 2011 and 2010, stock option compensation expense was $31 thousand, $92 thousand and $163 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in 2012, 2011 or 2010.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2010	276,967	$19.45
Forfeited	(25,830)	17.52

Stock options outstanding at December 31, 2010	251,137	19.68
Forfeited	(32,695)	18.51

Stock options outstanding at December 31, 2011	218,442	19.86
Forfeited	(36,080)	18.61

Stock options outstanding at December 31, 2012	182,362	$20.08	3.17	$—

Stock options exercisable at December 31, 2012	182,362	$20.08	3.17	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of December 31, 2012, there was no remaining unrecognized compensation expense related to stock options.

The table below summarizes information concerning stock options outstanding and exercisable at December 31, 2012:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$28.60	19,625	0.75 years	$28.60	19,625
$19.92	29,000	1.50 years	$19.92	29,000
$20.57	37,912	2.50 years	$20.57	37,912
$21.16	40,325	3.75 years	$21.16	40,325
$19.25	29,500	4.75 years	$19.25	29,500
$12.36	26,000	5.75 years	$12.36	26,000

$20.08	182,362	3.17 years	$20.08	182,362

On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in connection with TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. The Company issued no restricted stock in 2011. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees who were not subject to the TARP executive compensation restrictions. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and otherwise in substantially the same form as previously awarded. On June 30, 2012, any of these performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a defined peer group.

For the years ended December 31, 2012, 2011 and 2010, restricted stock compensation expense was $22 thousand, $18 thousand and $45 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2012, 2011 and 2010, and changes during the years ended December 31, 2012, 2011 and 2010, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted- Average Price
Nonvested as of January 1, 2010	28,400	$13.47
Granted	8,000	3.75
Vested	(2,100)	12.99
Forfeited	(17,800)	11.88

Nonvested as of December 31, 2010	16,500	7.29
Vested	(1,600)	13.34
Forfeited	(400)	17.25

Nonvested as of December 31, 2011	14,500	6.35
Granted	34,000	3.72
Vested	(1,600)	13.34
Forfeited	(7,500)	5.88

Nonvested as of December 31, 2012	39,400	$3.89

At December 31, 2012, there was $116 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares. The total fair value of restricted stock awards vested during 2012, 2011 and 2010 was $7 thousand, $4 thousand and $11 thousand, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2009	$746	$(1,529)	$(783)
Unrealized securities (losses) (net of tax, $678)	(1,287)	—	(1,287)
Securities gains included in net (loss) (net of tax, $835)	(1,620)	—	(1,620)
Change in unfunded pension liability (net of tax, $749)	—	1,387	1,387

Balance at December 31, 2010	(2,161)	(142)	(2,303)
Unrealized securities gains (net of tax, $2,967)	5,759	—	5,759
Securities gains included in net income (net of tax, $1,083)	(2,103)	—	(2,103)
Change in unfunded pension liability (net of tax, $1,000)	—	(1,940)	(1,940)

Balance at December 31, 2011	1,495	(2,082)	(587)
Unrealized securities gains (net of tax, $1,537)	2,987	—	2,987
Securities gains included in net income (net of tax, $1,317)	(2,558)	—	(2,558)
Change in unfunded pension liability (net of tax, $307)	—	594	594

Balance at December 31, 2012	$1,924	$(1,488)	$436

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

On February 17, 2011, the Company entered into a written agreement with the Reserve Bank and Bureau. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to its trust preferred securities or preferred stock) without prior regulatory approval. See Note 27 – Formal Written Agreement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). For the Company, Tier 1 Capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets. For the Bank, Tier 1 Capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets. For the Company and the Bank, total capital consists of Tier 1 Capital and the allowable portion of the allowance for loan losses, excluding any investments in unconsolidated subsidiaries. Risk-weighted assets for the Company and the Bank were $673.1 million and $671.6 million, respectively at December 31, 2012 and $714.3 million and $713.6 million, respectively at December 31, 2011. Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

On February 17, 2011, the Company entered into a written agreement with the Reserve Bank and Bureau. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and may not purchase or redeem shares of its stock without prior regulatory approval. See Note 27 – Formal Written Agreement.

The Federal Reserve, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards and impose upon bank holding companies with under $15 billion in total consolidated assets a 10 year phase-out period for trust preferred securities from Tier 1 capital. The federal banking agencies have delayed implementation of the Basel III capital standards and related changes to risk-weighted assets calculations. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, the Basel III capital standards and related changes to risk-weighted assets calculations is unclear.

As of December 31, 2012, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012:
Total capital to risk weighted assets:
Company	$93,400	13.88%	$53,846	8.00%	N/A	N/A
Bank	89,425	13.32%	53,725	8.00%	$67,156	10.00%

Tier 1 capital to risk weighted assets:
Company	$85,071	12.64%	$26,923	4.00%	N/A	N/A
Bank	81,115	12.08%	26,862	4.00%	$40,294	6.00%

Tier 1 capital to average assets:
Company	$85,071	8.13%	$41,875	4.00%	N/A	N/A
Bank	81,115	7.76%	41,815	4.00%	$52,268	5.00%

	(dollars in thousands)
As of December 31, 2011:
Total capital to risk weighted assets:
Company	$89,095	12.47%	$57,146	8.00%	N/A	N/A
Bank	84,908	11.90%	57,084	8.00%	$71,356	10.00%

Tier 1 capital to risk weighted assets:
Company	$80,212	11.23%	$28,573	4.00%	N/A	N/A
Bank	76,034	10.66%	28,542	4.00%	$42,813	6.00%

Tier 1 capital to average assets:
Company	$80,212	7.67%	$41,821	4.00%	N/A	N/A
Bank	76,034	7.27%	41,832	4.00%	$52,290	5.00%

Note 18. Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRIP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRIP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder. Effective August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended during the Company’s continued deferral of cumulative dividends on its Series A Fixed Rate Cumulative Perpetual Preferred Stock.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of December 31, 2012.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Measured at Fair Value on a Recurring Basis

Securities Available For Sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available for sale securities are considered to be Level 2 securities.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Securities available for sale
Obligation of U.S. Government agencies	$—	$13,467	$—	$13,467
SBA Pool securities	—	82,751	—	82,751
Agency mortgage-backed securities	—	31,714	—	31,714
Agency CMO securities	—	61,936	—	61,936
Non agency CMO securities	—	2,199	—	2,199
State and political subdivisions	—	83,217	—	83,217
Pooled trust preferred securities	—	759	—	759
FNMA and FHLMC preferred stock	—	276	—	276
Corporate securities	—	594	—	594

Total securities available for sale	$—	$276,913	$—	$276,913

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Securities available for sale
SBA Pool securities	$—	$61,082	$—	$61,082
Agency mortgage-backed securities	—	41,063	—	41,063
Agency CMO securities	—	61,734	—	61,734
Non agency CMO securities	—	10,820	—	10,820
State and political subdivisions	—	60,732	—	60,732
Pooled trust preferred securities	—	602	—	602
FNMA and FHLMC preferred stock	—	186	—	186
Corporate securities	—	601	—	601

Total securities available for sale	$—	$236,820	$—	$236,820

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or impairment write-downs of individual assets.

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a non-recurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned. Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a non-recurring basis. Any initial fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of operations.

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$18,569	$18,569
Other real estate owned	$—	$—	$4,747	$4,747

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$21,013	$21,013
Other real estate owned	$—	$—	$7,326	$7,326

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$18,569	Discounted appraised value	Selling cost	7% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 50% (15%)

Other real estate owned	$4,747	Discounted appraised value	Selling cost	10% - 15% (10%)
			Discount for lack of marketability and age of appraisal	0% - 56% (6%)

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

Loans. The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note.

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At December 31, 2012 and 2011, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
		(dollars in thousands)
Assets:
Cash and short-term investments	$16,762	$16,762	$—	$—	$16,762
Interest bearing deposits with banks	29,837	29,837	—	—	29,837
Securities available for sale	276,913	—	276,913	—	276,913
Restricted securities	9,251	—	9,251	—	9,251
Loans, net	664,330	—	—	659,818	659,818
Accrued interest receivable	4,223	—	4,233	—	4,233

Total	$1,001,316	$46,599	$290,397	$659,818	$996,814

Liabilities:
Noninterest-bearing demand deposits	$116,717	$116,717	$—	$—	$116,717
Interest-bearing deposits	721,656	—	717,035	—	717,035
Short-term borrowings	2,942	2,942	—	—	2,942
Long-term borrowings	117,500	—	126,739	—	126,739
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,673	—	1,673	—	1,673

Total	$970,798	$119,659	$855,757	$—	$975,416

		Fair Value Measurements at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
		(dollars in thousands)
Assets:
Cash and short-term investments	$12,676	$12,676	$—	$—	$12,676
Interest bearing deposits with banks	11,890	11,890	—	—	11,890
Securities available for sale	236,820	—	236,820	—	236,820
Restricted securities	9,762	—	9,762	—	9,762
Loans, net	710,428	—	—	742,399	742,399
Accrued interest receivable	3,761	—	3,761	—	3,761

Total	$985,337	$24,566	$250,343	$742,399	$1,017,308

Liabilities:
Noninterest-bearing demand deposits	$103,639	$103,639	$—	$—	$103,639
Interest-bearing deposits	726,312	—	724,638	—	724,638
Short-term borrowings	4,003	4,003	—	—	4,003
Long-term borrowings	117,500	—	133,414	—	133,414
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,483	—	1,483	—	1,483

Total	$963,247	$107,642	$869,487	$—	$977,487

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of the Company’s normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. The Company attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. The Company monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 20. Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, guarantees of credit card accounts previously sold and potential repurchase obligations related to previously sold loans, and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and guarantees of credit card accounts previously sold is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on it commitments in either 2012 or 2011.

The amounts of loan commitments and standby letters of credit are set out in the following table as of December 31, 2012 and 2011:

	December 31,
(dollars in thousands)	2012	2011

Loan commitments	$98,922	$109,585
Standby letters of credit	$6,851	$5,972

In connection with the sale of its credit card loan portfolio, the Company has guaranteed credit card accounts of certain customers to the bank that purchased the accounts. At December 31, 2012, the guarantees totaled $731 thousand, of which the outstanding balance of the guarantees was $327 thousand. As of December 31, 2012, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

On February 17, 2011, the Company entered into a written agreement with the Reserve Bank and Bureau. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 27 – Formal Written Agreement.

On February 15, 2013, the Company deferred its ninth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of December 31, 2012, the Company had accumulated $2.4 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board automatically increases by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right.

Note 22. Related Party Leases

The Bank has entered into a long-term land lease with a related party to provide for space for one branch located in Hartfield, Virginia. This lease has been classified as an operating lease for financial reporting purposes. The term of the lease runs through May 31, 2013. Future minimum lease payments required over the remaining term of this non-cancelable operating lease total $3 thousand. Under the terms of the lease, the Bank has the option to extend the term for additional periods of ten years each. Total lease expense was $8 thousand for each of the years 2012, 2011 and 2010, respectively.

Until April 30, 2010, the Bank was under a long-term lease with a related party to provide for space for one branch located in Mechanicsville, Virginia. This lease was classified as an operating lease for financial reporting purposes. Total lease expense was $0, $0 and $26 thousand for the years 2012, 2011 and 2010, respectively.

Note 23. Lease Commitments

The Company currently has long-term leases for four of its retail branches and two for former retail branches. Five of the leases are for the retail branch buildings and one lease is for the land on which the Company owned retail branch is located. The leases provide for options to renew for various periods. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements.

(dollars in thousands)	Lease Payments

2013	$337
2014	234
2015	176
2016	60

$807

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $397 thousand, $413 thousand and $486 thousand, respectively, and was included in occupancy and equipment expenses.

Note 24. Common Stock Repurchases

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2012, 2011 and 2010, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, prior to January 9, 2012, the Company generally could not purchase any of its common stock without the consent of the Treasury. See Note 21 – Preferred Stock and Warrant.

In connection with the Written Agreement with the Reserve Bank and the Bureau, as previously described, the Company is subject to additional limitations and regulatory restrictions and may not purchase or redeem shares of its stock without prior regulatory approval. See Note 27 – Formal Written Agreement.

Note 25. Condensed Parent Company Only Financial Information

The condensed financial position as of December 31, 2012 and 2011 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2012, of Eastern Virginia Bankshares, Inc., parent company only, are presented below:

Condensed Balance Sheets

December 31, 2012 and 2011

(dollars in thousands)

	2012	2011
Assets
Cash on deposit with subsidiary	$2,994	$3,899
Investment in subsidiaries	106,523	102,111
Deferred income taxes, net	755	1,061
Other assets	1,587	743

Total assets	$111,859	$107,814

Liabilities and Shareholders’ Equity
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	1,019	1,920
Other liabilities	819	461
Total shareholders’ equity	99,711	95,123

Total liabilities and shareholders’ equity	$111,859	$107,814

Condensed Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Income:
Interest on deposit with subsidiary	$19	$32	$36
Interest on subordinated debt	—	321	770
Other	—	—	12

Total income	19	353	818

Expenses:
Interest on trust preferred debt	361	332	334
Professional fees	295	344	197
Other	169	162	181

Total expenses	825	838	712

Income (loss) before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	(806)	(485)	106
Income tax expense (benefit)	(274)	(165)	36

Income (loss) before equity in undistributed net income (loss) of subsidiary	(532)	(320)	70
Equity in undistributed net income (loss) of subsidiary	3,984	2,097	(10,829)

Net income (loss)	$3,452	$1,777	$(10,759)

Condensed Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$3,452	$1,777	$(10,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net (income) loss of subsidiary	(3,984)	(2,097)	10,829
Stock based compensation	53	110	208
Net change in:
Other assets	(844)	(320)	(22)
Other liabilities	358	282	117

Net cash provided by (used in) operating activities	(965)	(248)	373

Investing activities:
Subordinated debt to subsidiary	—	11,000	2,000
Increase in investment in subsidiary	—	(11,000)	—

Net cash provided by investing activities	—	—	2,000

Financing activities:
Issuance of common stock under dividend reinvestment and employee stock plans	37	80	163
Director stock grant	23	22	43
Dividends paid - common	—	—	(715)
Dividends paid - preferred	—	—	(1,200)

Net cash provided by (used in) financing activities	60	102	(1,709)

Net increase (decrease) in cash on deposit with subsidiary	(905)	(146)	664
Cash on deposit with subsidiary, January 1	3,899	4,045	3,381

Cash on deposit with subsidiary, December 31	$2,994	$3,899	$4,045

Note 26. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for the years ended December 31, 2012 and 2011 is as follows:

	2012
(dollars in thousands, except per share data)	Fourth	Third	Second	First
Interest and dividend income	$11,012	$11,229	$11,276	$11,554
Interest expense	2,657	2,822	2,985	3,104

Net interest income	8,355	8,407	8,291	8,450
Provision for loan losses	875	625	1,258	2,900
Noninterest income	1,925	1,884	2,182	3,907
Noninterest expenses	8,135	8,536	8,124	8,551

Income before income taxes	1,270	1,130	1,091	906
Income tax expense	341	269	243	92

Net income	$929	$861	$848	$814
Less: Effective dividend on preferred stock	375	375	375	375

Net income available to common shareholders	$554	$486	$473	$439

Income per common share: basic and diluted	$0.09	$0.08	$0.08	$0.07

	2011
(dollars in thousands, except per share data)	Fourth	Third	Second	First
Interest and dividend income	$11,783	$12,197	$12,860	$12,698
Interest expense	3,362	3,596	3,803	3,890

Net interest income	8,421	8,601	9,057	8,808
Provision for loan losses	3,650	1,650	1,500	2,000
Noninterest income	2,828	2,938	1,661	2,091
Noninterest expenses	7,045	9,385	9,109	8,500

Income before income taxes	554	504	109	399
Income tax expense (benefit)	(37)	15	(114)	(75)

Net income	$591	$489	$223	$474
Less: Effective dividend on preferred stock	374	374	374	374

Net income (loss) available to common shareholders	$217	$115	$(151)	$100

Income (loss) per common share: basic and diluted	$0.04	$0.02	$(0.03)	$0.02

Note 27. Formal Written Agreement

Effective February 17, 2011, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Reserve Bank and the Bureau.

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the Reserve Bank and Bureau under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of December 31, 2012, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

Note 28. Subsequent Events

On March 26, 2013, the Company announced that it entered into securities purchase agreements with certain institutional investors pursuant to which it expects to raise aggregate gross proceeds of $45.0 million through private placements of 4.6 million shares of common stock and 5.2 million shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock, each at $4.55 per share (such transactions, the “Private Placements”). The closing of the Private Placements is subject to shareholder approval and other conditions, and, if such conditions are satisfied or waived, the Company expects the Private Placements to close during the second quarter of 2013.

The Company also announced plans to conduct a $5.0 million rights offering to allow existing holders of Company common stock to purchase common stock at the same purchase price per share as the investors in the Private Placements (such offering, the “Rights Offering”). The closing of the Rights Offering will be conditioned on the closing of the Private Placements.