Form 10-Q
period 2013-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2013-05-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2013 was 6,069,551.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Cash and due from banks	$11,558	$16,687
Interest bearing deposits with banks	71,887	29,837
Federal funds sold	269	75
Securities available for sale, at fair value	273,242	276,913
Restricted securities, at cost	8,949	9,251
Loans, net of allowance for loan losses of $19,516 and $20,338, respectively	651,288	664,330
Deferred income taxes, net	10,651	10,687
Bank premises and equipment, net	21,370	21,656
Accrued interest receivable	4,347	4,223
Other real estate owned, net of valuation allowance of $821 and $811, respectively	2,988	4,747
Goodwill	15,970	15,970
Other assets	21,163	21,177

Total assets	$1,093,682	$1,075,553

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$121,459	$116,717
Interest-bearing deposits	733,771	721,656

Total deposits	855,230	838,373
Federal funds purchased and repurchase agreements	3,169	2,942
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,713	1,673
Other liabilities	5,433	5,044

Total liabilities	993,355	975,842

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding: Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 6,069,551, including 39,400 nonvested shares in 2013 and 2012, respectively	12,060	12,060
Surplus	19,528	19,521
Retained earnings	43,521	42,517
Warrant	1,481	1,481
Discount on preferred stock	(228)	(304)
Accumulated other comprehensive income (loss), net	(35)	436

Total shareholders’ equity	100,327	99,711

Total liabilities and shareholders’ equity	$1,093,682	$1,075,553

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$8,956	$10,184
Interest on investments:
Taxable interest income	1,422	934
Tax exempt interest income	88	345
Dividends	86	77
Interest on deposits with banks	25	14

Total interest and dividend income	10,577	11,554

Interest Expense
Deposits	1,274	1,819
Federal funds purchased and repurchase agreements	5	7
Long-term borrowings	1,174	1,187
Trust preferred debt	87	91

Total interest expense	2,540	3,104

Net interest income	8,037	8,450
Provision for Loan Losses	600	2,900

Net interest income after provision for loan losses	7,437	5,550

Noninterest Income
Service charges and fees on deposit accounts	766	769
Debit/credit card fees	333	319
Gain on sale of available for sale securities, net	467	2,531
Gain on sale of bank premises and equipment	1	—
Other operating income	381	288

Total noninterest income	1,948	3,907

Noninterest Expenses
Salaries and employee benefits	4,149	3,900
Occupancy and equipment expenses	1,256	1,271
Telephone	255	307
FDIC expense	587	588
Consultant fees	216	174
Collection, repossession and other real estate owned	126	305
Marketing and advertising	234	242
Loss on sale of other real estate owned	37	73
Impairment losses on other real estate owned	10	615
Other operating expenses	1,086	1,076

Total noninterest expenses	7,956	8,551

Income before income taxes	1,429	906
Income Tax Expense	349	92

Net Income	$1,080	$814
Effective dividend on preferred stock	376	375

Net income available to common shareholders	$704	$439

Income per common share: basic and diluted	$0.12	$0.07

Dividends per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,080	$814
Other comprehensive (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $83 and $636, respectively)	(163)	1,233
Less: reclassification adjustment for securities gains included in net income (net of tax, $159 and $861, respectively)	(308)	(1,670)

Other comprehensive (loss)	(471)	(437)

Comprehensive income	$609	$377

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2013 and 2012

(dollars in thousands)

	Common Stock	Preferred Stock (1)	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$12,022	$24,877	$19,446	$39,365	$(587)	$95,123
Net income for the three months ended March 31, 2012				814		814
Other comprehensive (loss)					(437)	(437)
Preferred stock discount		75		(75)		—
Stock based compensation			14			14
Issuance of common stock under dividend reinvestment and employee stock plans	14	—	5	—	—	19

Balance, March 31, 2012	$12,036	$24,952	$19,465	$40,104	$(1,024)	$95,533

Balance, December 31, 2012	$12,060	$25,177	$19,521	$42,517	$436	$99,711
Net income for the three months ended March 31, 2013				1,080		1,080
Other comprehensive (loss)					(471)	(471)
Preferred stock discount		76		(76)		—
Stock based compensation	—	—	7	—	—	7

Balance, March 31, 2013	$12,060	$25,253	$19,528	$43,521	$(35)	$100,327

(1)	For the purposes of this table, Preferred Stock includes the effect of the warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$1,080	$814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	2,900
Depreciation and amortization	511	547
Stock based compensation	7	14
Net amortization of premiums and accretion of discounts on securities available for sale, net	1,113	1,006
(Gain) realized on securities available for sale transactions, net	(467)	(2,531)
(Gain) on sale of bank premises and equipment	(1)	—
Loss on sale of other real estate owned	37	73
Impairment on other real estate owned	10	615
(Gain) loss on LLC investments	(44)	15
Deferred income taxes	278	327
Net change in:
Accrued interest receivable	(124)	(164)
Other assets	58	334
Accrued interest payable	40	48
Other liabilities	389	373

Net cash provided by operating activities	3,487	4,371

Investing Activities:
Purchase of securities available for sale	(28,295)	(106,824)
Purchases of bank premises and equipment	(225)	(557)
Net change in loans	11,890	9,286
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	7,241	11,060
Sales of securities available for sale	23,366	78,703
Sale of restricted securities	302	—
Sale of bank premises and equipment	1	—
Sale of other real estate owned	2,264	919

Net cash provided by (used in) investing activities	16,544	(7,413)

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	14,394	20,253
Time deposits	2,463	(6,465)
Federal funds purchased and repurchase agreements	227	(1,859)
Issuance of common stock under dividend reinvestment and employee stock plans	—	19

Net cash provided by financing activities	17,084	11,948

Net increase in cash and cash equivalents	37,115	8,906
Cash and cash equivalents, January 1	46,599	24,566

Cash and cash equivalents, March 31	$83,714	$33,472

Supplemental disclosure:
Interest paid	$2,500	$3,056
Supplemental disclosure of noncash investing and financing activities:
Unrealized (losses) on securities available for sale	$(713)	$(662)
Loans transferred to other real estate owned	$(552)	$(231)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-two branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission-Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company will advise and consult with Southern Trust Mortgage, LLC and facilitate the marketing and brand recognition of their mortgage business. In addition, the Company will provide Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal work hours. For its services, the Company shall receive fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis going forward. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sells title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on previously reported net income.

Recent Significant Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$14,988	$18	$56	$14,950
SBA Pool securities	92,631	1,143	280	93,494
Agency mortgage-backed securities	29,440	277	83	29,634
Agency CMO securities	61,095	812	414	61,493
Non agency CMO securities*	1,951	—	—	1,951
State and political subdivisions	69,797	966	795	69,968
Pooled trust preferred securities	472	156	—	628
FNMA and FHLMC preferred stock	77	455	—	532
Corporate securities	589	3	—	592

Total	$271,040	$3,830	$1,628	$273,242

*	The combined unrealized loss on these securities was less than $1 thousand.

(dollars in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$13,495	$10	$38	$13,467
SBA Pool securities	81,500	1,515	264	82,751
Agency mortgage-backed securities	31,384	349	19	31,714
Agency CMO securities	61,710	583	357	61,936
Non agency CMO securities	2,200	1	2	2,199
State and political subdivisions	82,536	1,229	548	83,217
Pooled trust preferred securities	506	253	—	759
FNMA and FHLMC preferred stock	77	199	—	276
Corporate securities	590	4	—	594

Total	$273,998	$4,143	$1,228	$276,913

There are no securities classified as “Held to Maturity” or “Trading” at March 31, 2013 or December 31, 2012. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of March 31, 2013, that security has an estimated fair value that is $156 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at March 31, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2013
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,879	$2,886
Due after one year through five years	80,030	80,958
Due after five years through ten years	168,741	169,507
Due after ten years	19,390	19,891

Total	$271,040	$273,242

Proceeds from the sales of securities available for sale for the three months ended March 31, 2013 and 2012 were $23.4 million and $78.7 million, respectively. Net realized gains on the sales of securities available for sale for the three months ended March 31, 2013 and 2012 were $467 thousand and $2.5 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the three months ended March 31, 2013 and 2012 were $7.2 million and $11.1 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $97.3 million and an aggregate fair value of $98.7 million were pledged at March 31, 2013. Securities with an aggregate book value of $104.3 million and an aggregate fair value of $105.8 million were pledged at December 31, 2012.

Securities in an unrealized loss position at March 31, 2013, by duration of the period of the unrealized loss, are shown below:

	March 31, 2013
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$10,439	$56	$—	$—	$10,439	$56
SBA Pool securities	36,745	280	—	—	36,745	280
Agency mortgage-backed securities	13,014	83	—	—	13,014	83
Agency CMO securities	16,944	414	—	—	16,944	414
Non agency CMO securities*	627	—	—	—	627	—
State and political subdivisions	35,893	795	—	—	35,893	795

Total	$113,662	$1,628	$—	$—	$113,662	$1,628

*	The combined unrealized loss on these securities was less than $1 thousand.

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

Based on the Company’s evaluation, management does not believe any unrealized loss at March 31, 2013 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At March 31, 2013, there are 85 debt securities with fair values totaling $113.7 million considered temporarily impaired. Of these debt securities, all were in an unrealized loss position of less than 12 months. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and no impairment has been recognized. At March 31, 2013, there are no equity securities in an unrealized loss position.

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

As of March 31, 2013 and December 31, 2012, there were no corporate securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Three Months Ended March 31, 2013
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $6.6 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending March 31, 2013, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$51,851	7.73%	$51,881	7.58%
Real estate - one to four family residential:
Closed end first and seconds	231,672	34.54%	239,002	34.91%
Home equity lines	99,114	14.78%	99,698	14.56%

Total real estate - one to four family residential	330,786	49.32%	338,700	49.47%
Real estate - multifamily residential	15,916	2.37%	15,801	2.31%
Real estate - construction:
One to four family residential	19,979	2.98%	20,232	2.96%
Other construction, land development and other land	27,083	4.04%	34,555	5.04%

Total real estate - construction	47,062	7.02%	54,787	8.00%
Real estate - farmland	7,464	1.11%	8,558	1.25%
Real estate - non-farm, non-residential:
Owner occupied	120,298	17.93%	119,824	17.50%
Non-owner occupied	74,926	11.17%	71,741	10.48%

Total real estate - non-farm, non-residential	195,224	29.10%	191,565	27.98%
Consumer	19,415	2.89%	20,173	2.94%
Other	3,086	0.46%	3,203	0.47%

Total loans	670,804	100.00%	684,668	100.00%

Less allowance for loan losses	(19,516)		(20,338)

Loans, net	$651,288		$664,330

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$346	$—	$295	$641	$51,210	$51,851
Real estate - one to four family residential:
Closed end first and seconds	5,853	1,206	3,420	10,479	221,193	231,672
Home equity lines	444	28	350	822	98,292	99,114

Total real estate - one to four family residential	6,297	1,234	3,770	11,301	319,485	330,786
Real estate - multifamily residential	—	—	—	—	15,916	15,916
Real estate - construction:
One to four family residential	70	48	864	982	18,997	19,979
Other construction, land development and other land	282	—	439	721	26,362	27,083

Total real estate - construction	352	48	1,303	1,703	45,359	47,062
Real estate - farmland	—	—	—	—	7,464	7,464
Real estate - non-farm, non-residential:
Owner occupied	4,421	300	1,059	5,780	114,518	120,298
Non-owner occupied	1,119	6,077	625	7,821	67,105	74,926

Total real estate - non-farm, non-residential	5,540	6,377	1,684	13,601	181,623	195,224
Consumer	602	39	223	864	18,551	19,415
Other	8	—	—	8	3,078	3,086

Total loans	$13,145	$7,698	$7,275	$28,118	$642,686	$670,804

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$352	$253	$187	$792	$51,089	$51,881
Real estate - one to four family residential:
Closed end first and seconds	6,169	870	3,904	10,943	228,059	239,002
Home equity lines	604	239	195	1,038	98,660	99,698

Total real estate - one to four family residential	6,773	1,109	4,099	11,981	326,719	338,700
Real estate - multifamily residential	—	—	—	—	15,801	15,801
Real estate - construction:
One to four family residential	164	11	706	881	19,351	20,232
Other construction, land development and other land	23	—	439	462	34,093	34,555

Total real estate - construction	187	11	1,145	1,343	53,444	54,787
Real estate - farmland	—	—	40	40	8,518	8,558
Real estate - non-farm, non-residential:
Owner occupied	619	—	1,177	1,796	118,028	119,824
Non-owner occupied	395	—	855	1,250	70,491	71,741

Total real estate - non-farm, non-residential	1,014	—	2,032	3,046	188,519	191,565
Consumer	328	9	138	475	19,698	20,173
Other	21	—	—	21	3,182	3,203

Total loans	$8,675	$1,382	$7,641	$17,698	$666,970	$684,668

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans	$11,294	$11,874
Loans past due 90 days and accruing interest	—	—
Restructured loans (accruing)	4,900	4,433

At March 31, 2013 and December 31, 2012, there were approximately $4.9 million and $5.1 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at March 31, 2013 and December 31, 2012:

	Nonaccrual
(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial, industrial and agricultural	$500	$391
Real estate - one to four family residential:
Closed end first and seconds	5,516	6,127
Home equity lines	350	445

Total real estate - one to four family residential	5,866	6,572
Real estate - construction:
One to four family residential	1,058	900
Other construction, land development and other land	439	439

Total real estate - construction	1,497	1,339
Real estate - farmland	—	40
Real estate - non-farm, non-residential:
Owner occupied	2,407	2,526
Non-owner occupied	789	855

Total real estate - non-farm, non-residential	3,196	3,381
Consumer	235	151

Total loans	$11,294	$11,874

At March 31, 2013 and December 31, 2012, the Company did not have any loans past due 90 days and accruing interest.

The following table presents commercial loans by credit quality indicator at March 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,141	$3,264	$1,485	$169	$792	$51,851
Real estate - multifamily residential	15,916	—	—	—	—	15,916
Real estate - construction:
One to four family residential	17,507	1,003	11	—	1,458	19,979
Other construction, land development and other land	8,675	8,892	29	—	9,487	27,083

Total real estate - construction	26,182	9,895	40	—	10,945	47,062
Real estate - farmland	6,329	1,135	—	—	—	7,464
Real estate - non-farm, non-residential:
Owner occupied	89,105	14,698	6,252	—	10,243	120,298
Non-owner occupied	47,648	12,815	226	—	14,237	74,926

Total real estate - non-farm, non-residential	136,753	27,513	6,478	—	24,480	195,224

Total commercial loans	$231,321	$41,807	$8,003	$169	$36,217	$317,517

The following table presents commercial loans by credit quality indicator at December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate - multifamily residential	15,801	—	—	—	—	15,801
Real estate - construction:
One to four family residential	17,976	923	883	—	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	—	18,931	34,555

Total real estate - construction	27,143	4,372	3,891	—	19,381	54,787
Real estate - farmland	7,371	1,146	41	—	—	8,558
Real estate - non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	—	8,109	71,741

Total real estate - non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565

Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

At March 31, 2013 and December 31, 2012, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2013:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$219,683	$11,989	$231,672
Home equity lines	98,316	798	99,114

Total real estate - one to four family residential	317,999	12,787	330,786
Consumer	19,169	246	19,415
Other	2,602	484	3,086

Total consumer loans	$339,770	$13,517	$353,287

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698

Total real estate - one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203

Total consumer loans	$350,155	$11,921	$362,076

The following table summarizes the activity in the Company’s allowance for loan losses for the periods presented:

(dollars in thousands)	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012	Three Months Ended March 31, 2012
Balance at beginning of period	$20,338	$24,102	$24,102
Provision charged against income	600	5,658	2,900
Recoveries of loans charged off	196	1,626	454
Loans charged off	(1,618)	(11,048)	(4,315)

Balance at end of period	$19,516	$20,338	$23,141

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2013:

(dollars in thousands)	Beginning Balance January 1, 2013	Charge-offs	Recoveries	Provision	Ending Balance March 31, 2013
Commercial, industrial and agricultural	$2,340	$(495)	$45	$572	$2,462
Real estate - one to four family residential:
Closed end first and seconds	2,876	(96)	29	(13)	2,796
Home equity lines	720	(10)	1	—	711

Total real estate - one to four family residential	3,596	(106)	30	(13)	3,507
Real estate - multifamily residential	62	—	—	(3)	59
Real estate - construction:
One to four family residential	419	—	30	(8)	441
Other construction, land development and other land	3,897	(950)	67	464	3,478

Total real estate - construction	4,316	(950)	97	456	3,919
Real estate - farmland	41	—	—	(6)	35
Real estate - non-farm, non-residential:
Owner occupied	5,092	(1)	—	(21)	5,070
Non-owner occupied	4,093	—	—	(382)	3,711

Total real estate - non-farm, non-residential	9,185	(1)	—	(403)	8,781
Consumer	215	(26)	17	(8)	198
Other	583	(40)	7	5	555

Total	$20,338	$(1,618)	$196	$600	$19,516

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge-offs	Recoveries	Provision	Ending Balance March 31, 2012
Commercial, industrial and agricultural	$4,389	$(228)	$379	$(296)	$4,244
Real estate - one to four family residential:
Closed end first and seconds	2,856	(350)	5	215	2,726
Home equity lines	278	(322)	—	428	384

Total real estate - one to four family residential	3,134	(672)	5	643	3,110
Real estate - multifamily residential	29	—	—	8	37
Real estate - construction:
One to four family residential	382	(4)	17	54	449
Other construction, land development and other land	6,861	(1,520)	—	(845)	4,496

Total real estate - construction	7,243	(1,524)	17	(791)	4,945
Real estate - farmland	15	—	—	(3)	12
Real estate - non-farm, non-residential:
Owner occupied	4,831	(508)	1	522	4,846
Non-owner occupied	3,172	(1,135)	—	2,699	4,736

Total real estate - non-farm, non-residential	8,003	(1,643)	1	3,221	9,582
Consumer	776	(224)	39	30	621
Other	513	(24)	13	13	515
Unallocated	—	—	—	75	75

Total	$24,102	$(4,315)	$454	$2,900	$23,141

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$55	$2,407	$2,462	$792	$51,059	$51,851
Real estate - one to four family residential:
Closed end first and seconds	928	1,868	2,796	8,569	223,103	231,672
Home equity lines	—	711	711	448	98,666	99,114

Total real estate - one to four family residential	928	2,579	3,507	9,017	321,769	330,786
Real estate - multifamily residential	—	59	59	—	15,916	15,916
Real estate - construction:
One to four family residential	354	87	441	1,458	18,521	19,979
Other construction, land development and other land	214	3,264	3,478	9,487	17,596	27,083

Total real estate - construction	568	3,351	3,919	10,945	36,117	47,062
Real estate - farmland	—	35	35	—	7,464	7,464
Real estate - non-farm, non-residential:
Owner occupied	1,473	3,597	5,070	10,243	110,055	120,298
Non-owner occupied	1,889	1,822	3,711	14,237	60,689	74,926

Total real estate - non-farm, non-residential	3,362	5,419	8,781	24,480	170,744	195,224
Consumer	1	197	198	23	19,392	19,415
Other	346	209	555	484	2,602	3,086

Total	$5,260	$14,256	$19,516	$45,741	$625,063	$670,804

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$402	$1,938	$2,340	$951	$50,930	$51,881
Real estate - one to four family residential:
Closed end first and seconds	923	1,953	2,876	6,856	232,146	239,002
Home equity lines	—	720	720	315	99,383	99,698

Total real estate - one to four family residential	923	2,673	3,596	7,171	331,529	338,700
Real estate - multifamily residential	—	62	62	—	15,801	15,801
Real estate - construction:
One to four family residential	268	151	419	450	19,782	20,232
Other construction, land development and other land	928	2,969	3,897	18,931	15,624	34,555

Total real estate - construction	1,196	3,120	4,316	19,381	35,406	54,787
Real estate - farmland	—	41	41	—	8,558	8,558
Real estate - non-farm, non-residential:
Owner occupied	714	4,378	5,092	5,601	114,223	119,824
Non-owner occupied	1,646	2,447	4,093	8,109	63,632	71,741

Total real estate - non-farm, non-residential	2,360	6,825	9,185	13,710	177,855	191,565
Consumer	1	214	215	25	20,148	20,173
Other	348	235	583	488	2,715	3,203

Total	$5,230	$15,108	$20,338	$41,726	$642,942	$684,668

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$792	$1,147	$467	$325	$55	$842	$22
Real estate - one to four family residential:
Closed end first and seconds	8,569	8,902	2,221	6,348	928	8,535	100
Home equity lines	448	515	448	—	—	312	—

Total real estate - one to four family residential	9,017	9,417	2,669	6,348	928	8,847	100
Real estate - construction:
One to four family residential	1,458	1,458	677	781	354	773	3
Other construction, land development and other land	9,487	10,437	5,577	3,910	214	13,367	119

Total real estate - construction	10,945	11,895	6,254	4,691	568	14,140	122
Real estate - non-farm, non-residential:
Owner occupied	10,243	10,243	699	9,544	1,473	8,938	99
Non-owner occupied	14,237	14,237	5,371	8,866	1,889	11,474	95

Total real estate - non-farm, non-residential	24,480	24,480	6,070	18,410	3,362	20,412	194
Consumer	23	23	—	23	1	24	—
Other	484	484	—	484	346	488	—

Total loans	$45,741	$47,446	$15,460	$30,281	$5,260	$44,753	$438

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate - one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home equity lines	315	515	315	—	—	801	9

Total real estate - one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate - construction:
One to four family residential	450	450	—	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814

Total real estate - construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate - non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457

Total real estate - non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	—	25	1	25	2
Other	488	488	—	488	348	496	—

Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

The following table presents, by class of loans, information related to loans modified as TDRs during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	2	$345	$345	—	$—	$—
Real estate - construction:
One to four family residential	—	—	—	1	131	131
Real estate - non-farm, non-residential:
Non-owner occupied	1	171	164	—	—	—

Total	3	$516	$509	1	$131	$131

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended March 31, 2013 and 2012 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$179	—	$—

Total	1	$179	—	$—

Note 4. Deferred Income Taxes

As of March 31, 2013 and December 31, 2012, the Company had recorded net deferred income tax assets of approximately $10.7 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as, changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2013 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions, which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.6 million at both March 31, 2013 and December 31, 2012, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012

Land and improvements	$6,409	$6,409
Buildings and leasehold improvements	21,693	21,688
Furniture, fixtures and equipment	18,479	18,416
Construction in progress	1,087	949

	47,668	47,462
Less accumulated depreciation	(26,298)	(25,806)

Net balance	$21,370	$21,656

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2013 and 2012 amounted to $511 thousand and $547 thousand, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2013 and the year ended December 31, 2012:

Federal funds purchased	March 31,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$2
Average balance for the period	$15	$163
Weighted average rate for the period	0.87%	0.75%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements	March 31,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$3,169	$2,942
Maximum balance at any month end during the period	$3,583	$6,292
Average balance for the period	$3,277	$3,486
Weighted average rate for the period	0.60%	0.89%
Weighted average rate at period end	0.61%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and are due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2013 and the year ended December 31, 2012:

Short-term borrowings	March 31,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$—
Average balance for the period	$—	$318
Weighted average rate for the period	0.00%	0.31%
Weighted average rate at period end	0.00%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at March 31, 2013 and December 31, 2012 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of March 31, 2013. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2013	$10,000	2.42%	$94,000	4.18%
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $268.8 million at March 31, 2013. This line of credit totaled $182.5 million with approximately $58.5 million available at March 31, 2013. As of March 31, 2013 and December 31, 2012, loans with a carrying value of $303.5 million and $297.7 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined long-term borrowings outstanding under the FHLB line of credit were $117.5 million as of March 31, 2013 and December 31, 2012, respectively.

Note 7. Earnings Per Common Share

The following table shows the weighted average number of common shares used in computing earnings per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2013 and 2012. Potential dilutive common stock had no effect on earnings per common share otherwise available to common shareholders for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013		March 31, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	6,069,551	$0.12	6,029,041	$0.07
Effect of dilutive securities, stock options	—	—	—	—

Diluted earnings per common share	6,069,551	$0.12	6,029,041	$0.07

At March 31, 2013 and 2012, options to acquire 179,912 and 216,442 shares of common stock, respectively were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. There were 135,843 shares still available to be granted as awards under the 2003 Plan as of March 31, 2013.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 366,000 shares still available to be granted as awards under the 2007 Plan as of March 31, 2013.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three months ended March 31, 2013 and 2012, stock option compensation expense was $0 and $11 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2013 and 2012.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2013	182,362	$20.08
Forfeited	(2,450)	18.62

Stock options outstanding at March 31, 2013	179,912	$20.10	2.92	$—

Stock options exercisable at March 31, 2013	179,912	$20.10	2.92	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of March 31, 2013, there was no remaining unrecognized compensation expense related to stock options.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2013:

Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
Exercise	Number	Remaining	Exercise	Number
Price	Outstanding	Term	Price	Exercisable
$28.60	19,625	0.50 years	$28.60	19,625
$19.92	28,550	1.25 years	$19.92	28,550
$20.57	37,412	2.25 years	$20.57	37,412
$21.16	39,825	3.50 years	$21.16	39,825
$19.25	29,000	4.50 years	$19.25	29,000
$12.36	25,500	5.50 years	$12.36	25,500

$20.10	179,912	2.92 years	$20.10	179,912

The Company issued no restricted stock for the three months ended March 31, 2013 and 2012. On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in connection with TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees who were not subject to the TARP executive compensation restrictions. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and in substantially the same form as previously awarded. On June 30, 2012, any of these performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a defined peer group.

For the three months ended March 31, 2013 and 2012, restricted stock compensation expense was $7 thousand and $3 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2013	39,400	$3.89
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested as of March 31, 2013	39,400	$3.89

At March 31, 2013, there was $109 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

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

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Components of Net Periodic Pension Cost (Benefit)
Interest cost	$115	$123
Expected return on plan assets	(176)	(169)
Amortization of prior service cost	2	2
Recognized net actuarial loss	31	31

Net periodic pension cost (benefit)	$(28)	$(13)

The Company made no contributions to the pension plan during 2012. The Company has not determined at this time how much, if any, contributions to the plan will be made for the year ending December 31, 2013.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2013.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$14,950	$—	$14,950
SBA Pool securities	—	93,494	—	93,494
Agency mortgage-backed securities	—	29,634	—	29,634
Agency CMO securities	—	61,493	—	61,493
Non agency CMO securities	—	1,951	—	1,951
State and political subdivisions	—	69,968	—	69,968
Pooled trust preferred securities	—	628	—	628
FNMA and FHLMC preferred stock	—	532	—	532
Corporate securities	—	592	—	592

Total securities available for sale	$—	$273,242	$—	$273,242

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$13,467	$—	$13,467
SBA Pool securities	—	82,751	—	82,751
Agency mortgage-backed securities	—	31,714	—	31,714
Agency CMO securities	—	61,936	—	61,936
Non agency CMO securities	—	2,199	—	2,199
State and political subdivisions	—	83,217	—	83,217
Pooled trust preferred securities	—	759	—	759
FNMA and FHLMC preferred stock	—	276	—	276
Corporate securities	—	594	—	594

Total securities available for sale	$—	$276,913	$—	$276,913

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

Other Real Estate Owned. Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a non-recurring basis. Any initial fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of income.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$25,021	$25,021
Other real estate owned	$—	$—	$2,988	$2,988

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$18,569	$18,569
Other real estate owned	$—	$—	$4,747	$4,747

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2013 and December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$25,021	Discounted appraised value	Selling cost	9% - 36%(12%)
			Discount for lack of marketability and age of appraisal	0% - 50%(15%)

Other real estate owned	$2,988	Discounted appraised value	Selling cost	10%(10%)
			Discount for lack of marketability and age of appraisal	0% - 60%(7%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$18,569	Discounted appraised value	Selling cost	7% - 32%(12%)
			Discount for lack of marketability and age of appraisal	0% - 50%(15%)

Other real estate owned	$4,747	Discounted appraised value	Selling cost	10% - 15%(10%)
			Discount for lack of marketability and age of appraisal	0% - 56%(6%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At March 31, 2013 and December 31, 2012, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at March 31, 2013 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	March 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2013
		(dollars in thousands)
Assets:
Cash and short-term investments	$11,827	$11,827	$—	$—	$11,827
Interest bearing deposits with banks	71,887	71,887	—	—	71,887
Securities available for sale	273,242	—	273,242	—	273,242
Restricted securities	8,949	—	8,949	—	8,949
Loans, net	651,288	—	—	658,786	658,786
Accrued interest receivable	4,347	—	4,347	—	4,347

Total	$1,021,540	$83,714	$286,538	$658,786	$1,029,038

Liabilities:
Noninterest-bearing demand deposits	$121,459	$121,459	$—	$—	$121,459
Interest-bearing deposits	733,771	—	724,089	—	724,089
Short-term borrowings	3,169	3,169	—	—	3,169
Long-term borrowings	117,500	—	131,504	—	131,504
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,713	—	1,713	—	1,713

Total	$987,922	$124,628	$867,616	$—	$992,244

		Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2012
		(dollars in thousands)
Assets:
Cash and short-term investments	$16,762	$16,762	$—	$—	$16,762
Interest bearing deposits with banks	29,837	29,837	—	—	29,837
Securities available for sale	276,913	—	276,913	—	276,913
Restricted securities	9,251	—	9,251	—	9,251
Loans, net	664,330	—	—	659,818	659,818
Accrued interest receivable	4,223	—	4,223	—	4,223

Total	$1,001,316	$46,599	$290,387	$659,818	$996,804

Liabilities:
Noninterest-bearing demand deposits	$116,717	$116,717	$—	$—	$116,717
Interest-bearing deposits	721,656	—	717,035	—	717,035
Short-term borrowings	2,942	2,942	—	—	2,942
Long-term borrowings	117,500	—	126,739	—	126,739
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,673	—	1,673	—	1,673

Total	$970,798	$119,659	$855,757	$—	$975,416

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

On February 17, 2011, the Company entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and Bureau. Under the terms of this written agreement, the Parent and the Bank are subject to additional limitations and regulatory restrictions and may not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 14 – Formal Written Agreement.

On May 15, 2013, the Company deferred its tenth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of income. As of March 31, 2013, the Company had accumulated $2.7 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board automatically increases by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2013 and December 31, 2012, the interest rate was 3.23% and 3.26%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2013 and December 31, 2012, all of the trust preferred securities qualified as Tier 1 capital. For additional information on proposed rules that, if implemented, will impact the regulatory capital treatment of trust preferred securities, see Note 13 – Capital Requirements and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Capital Resources.”

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

The Company received regulatory permission to pay the interest payment on its outstanding Junior Subordinated Notes regularly scheduled for March 2011. In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. As of March 31, 2013, the Company has deferred eight quarterly interest payments on its outstanding Junior Subordinated Notes.

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

As of March 31, 2013, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the March 31, 2013 and December 31, 2012 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

			Minimum To Be
As of March 31, 2013			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	14.28%	8.00%	N/A
Bank	13.73%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	13.04%	4.00%	N/A
Bank	12.49%	4.00%	6.00%

Leverage Ratio:
Company	8.12%	4.00%	N/A
Bank	7.76%	4.00%	5.00%

			Minimum To Be
As of December 31, 2012			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	13.88%	8.00%	N/A
Bank	13.32%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	12.64%	4.00%	N/A
Bank	12.08%	4.00%	6.00%

Leverage Ratio:
Company	8.13%	4.00%	N/A
Bank	7.76%	4.00%	5.00%

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

To date, the Company and the Bank have met all of the deadlines for taking actions required by the Reserve Bank and Bureau under the terms of the Written Agreement. The Company has established a Regulatory Compliance Oversight Committee (the “RCOC”) to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of March 31, 2013, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement.

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Management and Written Agreement” for more information on the Company’s efforts to comply with the terms of the Written Agreement.

Note 15. Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclass	(163)	—	(163)
Reclassification adjustment for gains included in net income	(308)	—	(308)

Net current period other comprehensive (loss)	(471)	—	(471)

Balance at March 31, 2013	$1,453	$(1,488)	$(35)

Balance at December 31, 2011	$1,495	$(2,082)	$(587)
Other comprehensive income before reclass	1,233	—	1,233
Reclassification adjustment for gains included in net income	(1,670)	—	(1,670)

Net current period other comprehensive (loss)	(437)	—	(437)

Balance at March 31, 2012	$1,058	$(2,082)	$(1,024)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense. During the three months ended March 31, 2013 and 2012, the Company reported a gain on the sale of available for sale securities of $467 thousand and $2.5 million, respectively; the tax effect of these transactions was $159 thousand and $861 thousand, respectively, which was included as a component of income tax expense.

Note 16. Subsequent Events

As previously disclosed, on March 26, 2013, the Company announced that it entered into securities purchase agreements with certain institutional investors pursuant to which it expects to raise aggregate gross proceeds of $45.0 million through private placements of 4,649,919 shares of common stock and 5,240,192 shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock, each at $4.55 per share (such transactions, the “Private Placements”). The closing of the Private Placements is subject to shareholder approval and other conditions, and, if such conditions are satisfied or waived, the Company expects the Private Placements to close during the second quarter of 2013.

The Company also announced plans to conduct a $5.0 million rights offering to allow existing holders of Company common stock to purchase common stock at the same purchase price per share as the investors in the Private Placements (such offering, the “Rights Offering”, and together with the Private Placements, the “2013 Capital Initiative”). The closing of the Rights Offering will be conditioned on the closing of the Private Placements. On April 18, 2013, the Company announced that it had set 5:00 p.m. eastern time on May 3, 2013 as the record date for the Rights Offering. On April 24, 2013, the Company filed a registration statement on Form S-1 with respect to the Rights Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the 2012 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends, the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; (xi) statements regarding our 2013 Capital Initiative (discussed in detail under “2013 Capital Initiative and Strategic Initiatives” below) and business initiatives related to the capital initiative; and (xii) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•

factors that adversely affect our 2013 Capital Initiative and related business initiatives (discussed in detail under “2013 Capital Initiative and Strategic Initiatives” below), including, without limitation, failure to obtain shareholder approval of the private placements or to satisfy any other condition to the closing of the private placements; failure to consummate the rights offering; changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all; changes in market and interest rate conditions that adversely affect our ability to restructure our FHLB advances on advantageous terms;

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

•

our reliance on secondary sources, such as FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

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

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. The reader should refer to risks detailed under Item 1A. “Risk Factors” included in the 2012 Form 10-K and in this Form 10-Q and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

We caution the reader that the above list of important factors is not all inclusive. These forward-looking statements are made as of the date of this report, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.

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

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first three months of 2013, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery in our markets in recent periods. Much of the Company’s success during the first quarter of 2013 is the direct result of our asset quality improvements, as the current interest rate environment continues to negatively impact our margin. The Company continues to execute on a plan which it believes is critical to its success in the near term including closely monitoring and aggressively addressing asset quality issues, containing noninterest expenses and lowering our cost of funding. The Company was able to achieve its goals related to this plan during the first quarter of 2013 as we reduced nonperforming assets by 14.1% from December 31, 2012 to March 31, 2013, noninterest expenses by 2.2% compared to the fourth quarter of 2012 and lowered our cost of deposits to 0.71%, compared to 0.76% in the fourth quarter of 2012. With the close of the first quarter of 2013, the Company is not only reporting its ninth straight quarter of net income, but its seventh straight quarter of improved net income.

2013 Capital Initiative and Strategic Initiatives

As previously disclosed, on March 26, 2013, the Company announced that it entered into securities purchase agreements with certain institutional investors pursuant to which it expects to raise aggregate gross proceeds of $45.0 million through private placements of approximately 4.6 million shares of common stock and approximately 5.2 million shares of a new series of non- voting mandatorily convertible non-cumulative preferred stock, each at $4.55 per share (such transactions, the “Private Placements”). The closing of the Private Placements is subject to shareholder approval and other conditions, and, if such conditions are satisfied or waived, the Company expects the Private Placements to close during the second quarter of 2013.

The Company also announced plans to conduct a $5.0 million rights offering to allow existing holders of Company common stock to purchase common stock at the same purchase price per share as the investors in the Private Placements (such offering, the “Rights Offering”, and together with the Private Placements, the “2013 Capital Initiative”). The closing of the Rights Offering will be conditioned on the closing of the Private Placements. On April 24, 2013, the Company filed a registration statement on Form S-1 with respect to the Rights Offering.

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

Summary of First Quarter 2013 Operating Results and Financial Condition

During the three months ended March 31, 2013, the Company’s net income increased by 32.7% when compared to the same period one year earlier. Even with this improvement, the Company’s earnings remain constrained due to the protracted low-interest rate environment, lingering credit quality issues and a lack of loan demand resulting from the challenging economic climate, all of which contribute to compressing the Company’s net interest margin. The Company had another strong quarter liquidating our troubled assets, reducing our classified assets and improving our overall asset quality. The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction as of March 31, 2013 of nonperforming assets by 14.1% compared to December 31, 2012 and 49.7% compared to March 31, 2012 through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting asset dispositions. Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy, producing a ratio of allowance for loan losses to nonperforming loans of 172.80% at March 31, 2013 compared to 171.29% at December 31, 2012. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at March 31, 2013 to 1.68%, compared to 1.73% at December 31, 2012 while also reducing its ratio of nonperforming assets to total assets at March 31, 2013 to 1.31%. With an economic outlook consisting of modest growth, elevated unemployment and low interest rates in the near term, the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

The primary drivers for the Company’s results for the three months ended March 31, 2013 continue to be the overall compression of its margins, the elevated levels of the provision for loan losses and FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale of other real estate owned. Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the first quarter of 2013 generated gains of $467 thousand, a significant decrease from gains of $2.5 million generated during the first quarter of 2012. The Company experienced a 63.2% decrease in the amount of net charge-offs during the first three months of 2013 when compared to the same period in 2012, while the provision for loan losses during the three months ended March 31, 2013 was down approximately 79.3% from the same period in 2012. This was due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the three months ended March 31, 2013, the following key points were significant factors in our reported results:

•	Provision expense for the allowance for loan losses of $600 thousand compared to $2.9 million for the same period in 2012.

•	Net charge-offs of $1.4 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $2.3 million during the first quarter of 2013.

•

Gain on the sale of available for sale securities of $467 thousand resulting from adjustments in the composition of the investment portfolio as part of the Company’s overall asset/liability management strategy.

•	Decrease in net interest income by $413 thousand from the same period in 2012.

•	Impairment losses of $10 thousand related to valuation adjustments on other real estate owned, compared to $615 thousand for the same period in 2012.

•	Losses of $37 thousand on the sale of other real estate owned, compared to $73 thousand for the same period in 2012.

•	Expenses related to salaries and employee benefits of $4.1 million, compared to $3.9 million for the same period in 2012.

•	Expenses related to FDIC insurance premiums of $587 thousand, compared to $588 thousand for the same period in 2012.

•	Expenses related to collection, repossession and other real estate owned of $126 thousand, compared to $305 thousand for the same period in 2012.

For the three months ended March 31, 2013 and 2012, the reported net income of $1.1 million and $814 thousand, respectively equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.26% for the three months ended March 31, 2013 which compares to ROA of 0.17% for the three months ended March 31, 2012.

•

On net income available to common shareholders, Annualized Return on Average Common Shareholders’ Equity (ROE) of 3.75% for the three months ended March 31, 2013 which compares to ROE of 2.44% for the three months ended March 31, 2012.

•

On a per share basis, the diluted and basic income per common share (EPS) is $0.12 for the three months ended March 31, 2013 which compares to an EPS of $0.07 for the three months ended March 31, 2012.

Although the Company’s operating results improved for the three months ended March 31, 2013, as compared to the same period of 2012, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives, in combination with our 2013 Capital Initiative and related business strategies, will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Item 2 under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs are likely. However, the Company believes that the loan loss reserves set aside during the first three months of 2013 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Capital Management and Written Agreement

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On May 15, 2013, the Company deferred its tenth consecutive dividend on the preferred stock issued to the Treasury. As of March 31, 2013, the Company had accumulated $2.7 million for dividends on the preferred stock. Because dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right to elect directors.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable. During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company. As of March 31, 2013, the Company has deferred eight quarterly payments totaling $711 thousand for interest on the Junior Subordinated Debentures.

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

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The purpose of this agreement is to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contains many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. Among other things, the agreement addresses improving board oversight of the management and administration of the Company’s operations, including improving credit risk management processes, lending and credit administration processes, the quality of the loan and asset portfolios and processes to manage the quality of these portfolios, and the balance of and processes related to loan loss reserves. To date, the Company and the Bank have met all of the deadlines for taking actions required by the Reserve Bank and the Bureau under the terms of the Written Agreement. The Company has established the RCOC to oversee the implementation of certain corrective actions necessary to improve the operations and financial results of the Company in light of findings from a prior regulatory examination and to comply with the Written Agreement. On behalf of the Company’s Board of Directors, the RCOC acts to ensure that the Bank cures the noted deficiencies. The RCOC continues to meet at least once a quarter as the remediation process progresses. Management believes, as of March 31, 2013, that the Company and Bank are in full or substantial compliance with the terms of the Written Agreement. For further information concerning the Written Agreement, refer to Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement.”

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three months ended March 31, 2013 were primarily driven by the overall compression of its margins, as yields on most segments of earning assets decreased, the elevated level of the provision for loan losses and FDIC insurance premiums over historical amounts, gains generated by sales of available for sale securities, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale of other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to March 31, 2013 demonstrating our positive asset quality progress. The Company remains diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Item 2 under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2013 and 2012.

For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment. This latter adjustment is for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve Board policies and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve, which in recent periods has been significantly impacted by initiatives of the Federal Reserve Board intended to depress long-term interest rates.

Net interest income, on a fully tax equivalent basis, decreased $526 thousand or 6.1% to $8.1 million for the three months ended March 31, 2013, down from $8.6 million for the three months ended March 31, 2012. Total average earning assets increased $11.3 million or 1.1% from $1.00 billion for the three months ended March 31, 2012 to $1.01 billion for the same period of 2013. Total average interest-bearing liabilities decreased $2.8 million or 0.3% from $858.9 million for the three months ended March 31, 2012 to $856.1 million for the same period of 2013. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impacts of declining loan balances, increased short term investments and decreasing yields on the Company’s loan and investment portfolios, and partially offset by the Company’s expansion of its investment portfolio through purchases of principally lower-yielding securities during the first quarter of 2013 funded by excess liquidity. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities. These shifts resulted in a decrease of 23 basis points in our net interest margin from 3.46% for the three months ended March 31, 2012 to 3.23% for the same period of 2013. The percentage of average earning assets to total average assets increased slightly to 93.7% for the three months ended March 31, 2013, as compared to 93.6% for the same period of 2012.

Total interest income, on a fully tax equivalent basis, decreased $1.1 million from $11.7 million for the three months ended March 31, 2012 to $10.6 million for the same period of 2013. This was driven by a decline in the yield on interest earning assets from 4.70% for the three months ended March 31, 2012 to 4.25% for the same period of 2013, and partially offset by a slight increase in average earning assets over the same periods. The decreased yield on earning assets was primarily the result of reduced yields on the investment securities and loan portfolios, and a significant decrease in the average loan balances.

Average total loan balances decreased $56.1 million from $730.2 million for the three months ended March 31, 2012 to $674.1 million for the same period of 2013. The yield on loans decreased to 5.39% for the first quarter of 2013 compared to 5.61% for the same period of 2012. This resulted in a $1.2 million drop in interest income generated by our largest earning asset category to $9.0 million for the quarter ended March 31, 2013 compared to $10.2 million for the same period of 2012. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012. In addition, due to the historically low interest rate environment and intensified loan competition in our markets, loans are being originated at much lower yields which has contributed significantly to lower yields on the loan portfolio.

Average investment security balances increased $40.8 million from $247.2 million for the three months ended March 31, 2012 to $288.0 million for the same period of 2013. While the average investment securities balance increased, the yield on securities declined 15 basis points from 2.45% for the first quarter of 2012 to 2.30% for the first quarter of 2013. The lower yield resulted from investment portfolio restructurings, accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, and our decision to invest in the first quarter of 2013 in lower risk, shorter duration securities which had corresponding lower yields. Average taxable investment securities increased $72.6 million from the first quarter of 2012 to the first quarter of 2013 and the yield on taxable securities increased from 1.94% for the three months ended March 31, 2012 to 2.17% for the same period of 2013, an increase of 23 basis points. Average tax exempt investment securities decreased $31.3 million from the first quarter of 2012 to the first quarter of 2013 and the yield on tax exempt securities decreased from 4.52% for the three months ended March 31, 2012 to 3.99% for the same period of 2013, a drop of 53 basis points.

In addition to deploying excess liquidity into the securities portfolio, we also deploy a portion of our excess funds into short term investments. Average interest bearing deposits in other banks increased $26.4 million from $23.7 million for the first quarter of 2012 to $50.1 million for the same period of 2013, and average federal funds sold also increased $173 thousand to $354 thousand during the first quarter of 2013 compared to $181 thousand for the same period of 2012. This increase in excess funds was due to the overall increase in our average deposits and difficulty strategically deploying excess liquidity in the low interest rate environment including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our average excess funds increased $26.6 million from the first quarter of 2012 to the first quarter of 2013.

Average interest bearing deposits decreased $3.3 million from $728.3 million for the first quarter of 2012 to $725.0 million for the first quarter of 2013. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense in the first quarter of 2013 related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $564 thousand from the first quarter of 2012 to the first quarter of 2013, as the total rate for average interest-bearing deposits fell from 1.00% for the three months ended March 31, 2012 to 0.71% for the same period of 2013, a drop of 29 basis points. Retail deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts) and savings accounts. The largest increase from the first quarter of 2012 to the first quarter of 2013 was in our NOW accounts with an increase of $22.6 million in average balance and a corresponding average rate decrease of 18 basis points from 0.57% to 0.39% from the first quarter of 2012 to the first quarter of 2013. Our savings accounts had an increase of $4.9 million in average balance and a corresponding average rate decrease of 12 basis points from 0.30% to 0.18% for the same periods. Average large dollar certificates of deposit decreased $8.5 million from $135.3 million during the first quarter of 2012 to $126.8 million during the first quarter of 2013, and the average rate dropped 42 basis points from 1.80% in the first quarter of 2012 to 1.38% for the same period of 2013. The average balance of other certificates of deposit declined approximately $19.4 million from $152.4 million during the first quarter of 2012 to $133.0 million for the same period of 2013, with a simultaneous 41 basis point drop in average rate from 1.69% in the first quarter of 2012 to 1.28% for the same period of 2013.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$265,861	$1,422	2.17%	$193,249	$934	1.94%
Restricted securities	9,228	86	3.78%	9,762	77	3.17%
Tax exempt, available for sale (2)	12,893	127	3.99%	44,220	497	4.52%

Total securities	287,982	1,635	2.30%	247,231	1,508	2.45%
Interest bearing deposits in other banks	50,153	25	0.20%	23,725	14	0.24%
Federal funds sold	354	—	0.00%	181	—	0.00%
Loans, net of unearned income (3)	674,082	8,956	5.39%	730,159	10,184	5.61%

Total earning assets	1,012,571	10,616	4.25%	1,001,296	11,706	4.70%
Less allowance for loan losses	(20,363)			(24,540)
Total non-earning assets	88,760			93,231

Total assets	$1,080,968			$1,069,987

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$244,545	$236	0.39%	$221,898	$316	0.57%
Savings	88,266	39	0.18%	83,348	62	0.30%
Money market savings	132,346	150	0.46%	135,366	194	0.58%
Large dollar certificates of deposit (4)	126,782	430	1.38%	135,289	607	1.80%
Other certificates of deposit	133,021	419	1.28%	152,368	640	1.69%

Total interest-bearing deposits	724,960	1,274	0.71%	728,269	1,819	1.00%
Federal funds purchased and repurchase agreements	3,292	5	0.62%	2,784	7	1.01%
Long-term borrowings	117,500	1,174	4.05%	117,500	1,187	4.06%
Trust preferred debt	10,310	87	3.42%	10,310	91	3.55%

Total interest-bearing liabilities	856,062	2,540	1.20%	858,863	3,104	1.45%
Noninterest-bearing liabilities
Demand deposits	117,586			108,176
Other liabilities	7,193			6,442

Total liabilites	980,841			973,481

Shareholders’ equity	100,127			96,506

Total liabilities and shareholders’ equity	$1,080,968			$1,069,987

Net interest income (2)		$8,076			$8,602

Interest rate spread (2)(5)			3.05%			3.25%
Interest expense as a percent of average earning assets			1.02%			1.25%
Net interest margin (2)(6)			3.23%			3.46%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $39 adjustment for 2013 and a $152 adjustment in 2012.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three months ended March 31, 2013 and 2012:

Table 2: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Service charges and fees on deposit accounts	$766	$769
Debit/credit card fees	333	319
Gain on sale of available for sale securities, net	467	2,531
Gain on sale of bank premises and equipment	1	—
Other operating income	381	288

Total noninterest income	$1,948	$3,907

Noninterest income for the three months ended March 31, 2013 was $1.9 million, a decrease of $2.0 million or 50.1% over the noninterest income of $3.9 million for the same period of 2012. The decrease in this component was caused by the following events:

•

Sales of available for sale securities generated net gains of $467 thousand in the first quarter of 2013, a decrease of $2.1 million or 81.5% from net gains of $2.5 million in the first quarter of 2012. During the first quarter of 2012 the Company began to strategically adjust the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the first quarter of 2012, many of which were in an unrealized gain position at the time of sale, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. Many of these securities were in an unrealized gain position at the time of sale due to the low interest rate environment, which is principally due to current economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. During the first quarter of 2013, the Company continued to adjust the composition of its investment portfolio and will continue to strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2013; and

•

Other operating income was $381 thousand in the first quarter of 2013, an increase of $93 thousand or 32.3% over the $288 thousand in the first quarter of 2012, and was driven by a 83.4% increase in investment services income, a 124.6% increase in income from sales of insurance products through the Company’s insurance subsidiary, and partially offset by a 16.2% increase in write downs of our investments in community and housing development funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three months ended March 31, 2013 and 2012:

Table 3: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Salaries and employee benefits	$4,149	$3,900
Occupancy and equipment expenses	1,256	1,271
Telephone	255	307
FDIC expense	587	588
Consultant fees	216	174
Collection, repossession and other real estate owned	126	305
Marketing and advertising	234	242
Loss on sale of other real estate owned	37	73
Impairment losses on other real estate owned	10	615
Other operating expenses	1,086	1,076

Total noninterest expenses	$7,956	$8,551

Noninterest expense for the three months ended March 31, 2013 was $8.0 million, a decrease of $595 thousand or 7.0% over the noninterest expense of $8.6 million for the same period of 2012. The decrease in this component was caused by the following events:

•

Salaries and employee benefits were $4.1 million in the first quarter of 2013, an increase of $249 thousand or 6.4% from $3.9 million for the same period of 2012. This increase was due to annual merit increases and lower deferred compensation on loan originations;

•

Collection, repossession and other real estate owned expenses were $126 thousand in the first quarter of 2013, a decrease of $179 thousand or 58.7% from $305 thousand for the same period of 2012. The decrease in these expenses was due to the overall decrease in the carrying balance of OREO as well as the amount of nonperforming loans and classified assets;

•	Losses on the sale of other real estate owned were $37 thousand in the first quarter of 2013, a decrease of $36 thousand or 49.3% from losses of $73 thousand for the same period of 2012; and

•

Impairment losses related to valuation adjustments on other real estate owned were $10 thousand in the first quarter of 2013, a decrease of $605 thousand or 98.4% from losses of $615 thousand for the same period of 2012, as the Company aggressively addressed other real estate owned as part of its overall credit quality initiative during the first three months of 2012, resulting in significant impairments on certain assets within the Company’s other real estate owned portfolio during the first quarter of 2012.

Income Taxes

The Company recorded income tax expense of $349 thousand for the three months ended March 31, 2013, compared to an income tax expense of $92 thousand for the same period in 2012, reflecting a $257 thousand increase in income tax expense. The increase in income tax expense from the first quarter of 2012 to the same period in 2013 was the result of the Company’s pretax income increasing by approximately $523 thousand and a reduction in the amount of tax-exempt income on investment securities as the Company has rebalanced its securities portfolio.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Average loans outstanding*	$674,082	$730,159

Allowance for loan losses, January 1	$20,338	$24,102
Charge-offs:
Commercial, industrial and agricultural	(495)	(228)
Real estate—one to four family residential:
Closed end first and seconds	(96)	(350)
Home equity lines	(10)	(322)
Real estate—construction:
One to four family residential	—	(4)
Other construction, land development and other land	(950)	(1,520)
Real estate—non-farm, non-residential:
Owner occupied	(1)	(508)
Non-owner occupied	—	(1,135)
Consumer	(26)	(224)
Other	(40)	(24)

Total loans charged-off	(1,618)	(4,315)
Recoveries:
Commercial, industrial and agricultural	45	379
Real estate—one to four family residential:
Closed end first and seconds	29	5
Home equity lines	1	—
Real estate—construction:
One to four family residential	30	17
Other construction, land development and other land	67	—
Real estate—non-farm, non-residential:
Owner occupied	—	1
Consumer	17	39
Other	7	13

Total recoveries	196	454

Net charge-offs	(1,422)	(3,861)
Provision for loan losses	600	2,900

Allowance for loan losses, March 31	$19,516	$23,141

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	2.91%	3.21%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.86%	2.13%

*	Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $600 thousand for the three months ended March 31, 2013, compared to $2.9 million for the same period in 2012. Net charge-offs for the three months ended March 31, 2013 were $1.4 million, compared to $3.9 million for the same three month period in 2012. This represents, on an annualized basis, 0.86% of average loans outstanding for the three months ended March 31, 2013 and 2.13% of average loans outstanding for the same period of 2012. The contribution to the provision in the first three months of 2013 and 2012 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, both nationally and in our markets, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. Net charge-offs decreased $2.4 million, or 63.2%, from the three months ended March 31, 2012 to the same period of 2013 due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. However, net charge-offs remain elevated when compared to historical levels as the Company has aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at March 31, 2013 was $19.5 million, compared with $20.3 million at December 31, 2012. This represented 2.91% of period end loans at March 31, 2013, compared with 2.97% of year end loans at December 31, 2012.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2013		2012
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$2,462	7.73%	$2,340	7.58%
Real estate—one to four family residential:
Closed end first and seconds	2,796	34.54%	2,876	34.91%
Home equity lines	711	14.78%	720	14.56%
Real estate—multifamily residential	59	2.37%	62	2.31%
Real estate—construction:
One to four family residential	441	2.98%	419	2.96%
Other construction, land development and other land	3,478	4.04%	3,897	5.04%
Real estate—farmland	35	1.11%	41	1.25%
Real estate—non-farm, non-residential:
Owner occupied	5,070	17.93%	5,092	17.50%
Non-owner occupied	3,711	11.17%	4,093	10.48%
Consumer	198	2.89%	215	2.94%
Other	555	0.46%	583	0.47%

Total allowance for loan losses	$19,516	100.00%	$20,338	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2013 and December 31, 2012 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of March 31, 2013, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2013 and the year ended December 31, 2012:

Table 6: Nonperforming Assets

(dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans*	$11,294	$11,874
Loans past due 90 days and accruing interest	—	—

Total nonperforming loans	11,294	11,874
Other real estate owned	2,988	4,747

Total nonperforming assets	$14,282	$16,621

Nonperforming assets to total loans and other real estate owned	2.12%	2.41%
Allowance for loan losses to nonaccrual loans	172.80%	171.29%
Net charge-offs to average loans for the period	0.86%	1.32%
Allowance for loan losses to period end loans	2.91%	2.97%

*	Includes $4.9 million and $5.1 million in nonaccrual TDRs at March 31, 2013 and December 31, 2012, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2013 and 2012:

Table 7: OREO Changes

	March 31,
(dollars in thousands)	2013	2012
Balance at the beginning of period, gross	$5,558	$8,729
Transfers from loans	552	231
Capitalized costs	—	—
Sales proceeds	(2,264)	(919)
Previously recognized impairment losses on disposition	—	(36)
(Loss) on disposition	(37)	(73)

Balance at the end of period, gross	3,809	7,932
Less valuation allowance	(821)	(1,982)

Balance at the end of period, net	$2,988	$5,950

The following table presents the change in the valuation allowance for OREO for the three months ended March 31, 2013 and 2012:

Table 8: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2013	2012
Balance at the beginning of period	$811	$1,403
Valuation allowance	10	615
Charge-offs	—	(36)
Recoveries	—	—

Balance at the end of period	$821	$1,982

Nonperforming assets were $14.3 million or 2.12% of total loans and other real estate owned at March 31, 2013 compared to $16.6 million or 2.41% at December 31, 2012. Although nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and decreased by $2.3 million during the first three months of 2013, this number increased from 2007 through 2010 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 172.80% of nonaccrual loans at March 31, 2013, compared to 171.29% at December 31, 2012. Nonperforming loans have decreased $580 thousand or 4.9% during the three months ended March 31, 2013 to $11.3 million.

Nonaccrual loans were $11.3 million at March 31, 2013, a decrease of $580 thousand or 4.9% from $11.9 million at December 31, 2012. Of the current $11.3 million in nonaccrual loans, $10.6 million or 93.5% is secured by real estate in our market area. Of these real estate secured loans, $5.9 million are residential real estate, $1.5 million are real estate construction, and $3.2 million are commercial properties.

As of March 31, 2013 and December 31, 2012, there were no loans past due 90 days and still accruing interest.

Other real estate owned, net of valuation allowance at March 31, 2013 was $3.0 million, a decrease of approximately $1.8 million or 37.1% from $4.7 million at December 31, 2012. The balance at March 31, 2013 was comprised of twelve properties of which $442 thousand are residential real estate, $2.4 million are real estate construction and $100 thousand are commercial properties. During the three months ended March 31, 2013, new foreclosures included five properties totaling $552 thousand transferred from loans. Sales of eight other real estate owned properties for the three months ended March 31, 2013 resulted in a net loss of $37 thousand. At March 31, 2013, there were three properties totaling $401 thousand under contract for sale. Subsequent to March 31, 2013, one of the properties under contract for sale at March 31, 2013 sold resulting in a net loss of approximately $18 thousand that will be recognized in the second quarter of 2013. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $10 thousand in its consolidated statement of income during the first three months of 2013, due to valuation adjustments on other real estate owned properties compared to $615 thousand for the same period in 2012. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $3.0 million, or 49.8%, decrease in other real estate owned from March 31, 2012 to March 31, 2013. For more information on asset disposition strategies related to our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 2.

As discussed earlier in this Item 2, the Company measures impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are considered impaired loans. TDRs occur when we agree to modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions can be temporary and are made in an attempt to avoid foreclosure and with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include, without limitation, rate reductions to below market rates, payment deferrals, forbearance, and, in some cases, forgiveness of principal or interest.

A tabular presentation of loans individually evaluated for impairment by class of loans at March 31, 2013 and December 31, 2012 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At March 31, 2013, the balance of impaired loans was $45.7 million, for which there were specific valuation allowances of $5.3 million. At December 31, 2012, the balance of impaired loans was $41.7 million, for which there were specific valuation allowances of $5.2 million. The average balance of impaired loans was $44.8 million for the three months ended March 31, 2013, compared to $48.4 million for the year ended December 31, 2012. The Company’s balance of impaired loans has generally increased since 2008 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at March 31, 2013 and December 31, 2012:

Table 9: Troubled Debt Restructurings (TDRs)

	March 31,	December 31,
(dollars in thousands)	2013	2012
Performing TDRs	$4,900	$4,433
Nonperforming TDRs*	4,895	5,089

Total TDRs	$9,795	$9,522

*	Included in nonaccrual loans in Table 6: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At March 31, 2013, the Company had total assets of $1.1 billion, an increase of $18.1 million or 1.7% from $1.1 billion at December 31, 2012. The slight increase in total assets was principally the result of increases in interest bearing deposits with banks, deposits and borrowings, and partially offset by decreases in cash and short-term investments, securities available for sale, loans and other real estate owned as detailed in the following schedule.

Table 10: Balance Sheet Changes

(dollars in thousands)	March 31, 2013	December 31, 2012	Change $	Change %
Total assets	$1,093,682	$1,075,553	$18,129	1.7%
Cash and short-term investments	11,827	16,762	(4,935)	-29.4%
Interest bearing deposits with banks	71,887	29,837	42,050	140.9%
Securities available for sale, at fair value	273,242	276,913	(3,671)	-1.3%
Total loans	670,804	684,668	(13,864)	-2.0%
Total deposits	855,230	838,373	16,857	2.0%
Total borrowings	130,979	130,752	227	0.2%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio entirely consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $273.2 million at March 31, 2013, reflecting a decrease of $3.7 million or 1.3% from $276.9 million at December 31, 2012. The valuation allowance for the available for sale portfolio had an unrealized gain, net of tax expense, of $1.5 million at March 31, 2013 compared with an unrealized gain, net of tax expense, of $1.9 million at December 31, 2012. These unrealized gains as of March 31, 2013 are principally due to interest rate declines in the current low rate environment.

The slight decrease in the investment portfolio during the first three months of 2013 was the result of our continued effort to restructure the composition of our securities portfolio, to strategically deploy excess cash into investment securities as investment opportunities are available and due to a lack of suitable investment opportunities which has caused our excess funding to remain in lower yielding interest bearing deposits with banks. In the first three months of 2013, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities, while reducing its holdings of investment securities issued by state and political subdivisions. The decrease in investment securities issued by state and political subdivisions was done in an effort to reduce the overall duration and price volatility contained in the investment portfolio. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 22.7% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of March 31, 2013 and December 31, 2012, our investment portfolio was 25.0% and 25.8%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $670.8 million at March 31, 2013, a decrease of $13.9 million or 2.0% from $684.7 million at December 31, 2012. As previously discussed, our loan portfolio continues to decrease as a result of weak loan demand, additional charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $855.2 million as of March 31, 2013, an increase of approximately $16.8 million or 2.0% from $838.4 million as of December 31, 2012. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

(dollars in thousands)	March 31, 2013	December 31, 2012	Change $	Change %
Noninterest-bearing deposits	$121,459	$116,717	$4,742	4.1%
Interest-bearing deposits:
Demand deposits	$248,589	$245,833	$2,756	1.1%
Money market deposits	132,023	128,438	3,585	2.8%
Savings deposits	90,179	86,868	3,311	3.8%
Time deposits	262,980	260,517	2,463	0.9%

Total interest-bearing deposits	$733,771	$721,656	$12,115	1.7%

During the first three months of 2013, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity interest-bearing and noninterest-bearing retail deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall increase in total deposits, which occurred in all of our non-maturity interest-bearing and noninterest-bearing deposits, with the largest increases coming in our noninterest-bearing demand and interest-bearing savings, during the three months ended March 31, 2013, is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. The increase in interest-bearing time deposits was the result of the Company taking out an additional $5.0 million in broker certificates of deposits in order to take advantage of the low interest rate environment, save cost and efficiently extend liabilities. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program. At March 31, 2013 and December 31, 2012, the Company had $33.6 million and $28.6 million in broker certificates of deposits.

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

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $131.0 million at March 31, 2013, an increase of $227 thousand or 0.2% from $130.8 million at December 31, 2012. The slight increase in borrowings was due to an increase in customer repurchase agreements during the first three months of 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

As of March 31, 2013, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital market transactions, the proceeds of which could provide additional liquidity for operations.

Once completed, and assuming full subscription to the Rights Offering, we expect the 2013 Capital Initiative to contribute gross cash proceeds of approximately $50.0 million to our liquidity, a significant portion of which we expect to deploy to execute the related business initiatives. For more information on our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 2.

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

Cash, cash equivalents and federal funds sold totaled $83.7 million as of March 31, 2013 compared to $46.6 million as of December 31, 2012. At March 31, 2013, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $258.2 million or 23.6% of total assets, compared to $217.7 million or 20.2% of total assets at December 31, 2012.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $3.5 million, net cash provided by investing activities was $16.5 million and net cash provided by financing activities was $17.1 million for the three months ended March 31, 2013. Combined, this contributed to a $37.1 million increase in liquidity for the three months ended March 31, 2013.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $182.5 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $69.8 million at March 31, 2013. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $66.7 million at March 31, 2013.

As of March 31, 2013, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2013, the Company has no material commitments or long-term debt for capital expenditures.

Capital Resources

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The Company regularly reviews the adequacy of the Company’s capital. The Company maintains a capital structure that it believes will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2013, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision, and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain. For further information about these proposed rules, refer to Item 1. “Business” under the heading “Regulation and Supervision – Capital Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three months ended March 31, 2013 and 2012, no cash dividends have been paid from the Bank to the Company.

For the three months ended March 31, 2013 and 2012, the Company paid out no cash dividends to shareholders.

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

On May 15, 2013, the Company deferred its tenth consecutive dividend on the preferred stock issued to the Treasury. Deferral of dividends on the preferred stock does not constitute an event of default. Dividends on the preferred stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of income. As of March 31, 2013, the Company had accumulated $2.7 million for dividends on the preferred stock. In addition, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors on the Company’s board automatically increases by two. In such a case, the Treasury (or the then current holders of the preferred stock) has the right, voting as a class, to elect two directors to the Company’s board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the preferred stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right.

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2013 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These risk factors could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended March 31, 2013, the Company did not repurchase any of its common stock.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.3	Bylaws of Eastern Virginia Bankshares, Inc., as amended December 20, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 21, 2012).

10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc. (Registrant)

Date: May 15, 2013	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)