Form 10-Q
period 2013-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2013-08-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 12, 2013 was 11,824,367.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)

Assets:
Cash and due from banks	$15,520	$16,687
Interest bearing deposits with banks	72,881	29,837
Federal funds sold	—	75
Securities available for sale, at fair value	275,790	276,913
Restricted securities, at cost	8,949	9,251
Loans, net of allowance for loan losses of $17,833 and $20,338, respectively	653,521	664,330
Deferred income taxes, net	13,207	10,687
Bank premises and equipment, net	21,453	21,656
Accrued interest receivable	4,140	4,223
Other real estate owned, net of valuation allowance of $954 and $811, respectively	2,594	4,747
Goodwill	15,970	15,970
Other assets	31,779	21,177

Total assets	$1,115,804	$1,075,553

Liabilities and Shareholders’ Equity:
Liabilities
Noninterest-bearing demand accounts	$127,387	$116,717
Interest-bearing deposits	714,884	721,656

Total deposits	842,271	838,373
Federal funds purchased and repurchase agreements	3,331	2,942
Long-term borrowings	117,500	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,798	1,673
Other liabilities	5,445	5,044

Total liabilities	980,655	975,842

Shareholders’ Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	—
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 10,719,470 and 6,069,551 including 39,400 nonvested shares in 2013 and 2012, respectively	21,360	12,060
Surplus	39,969	19,521
Retained earnings	44,118	42,517
Warrant	1,481	1,481
Discount on preferred stock	(152)	(304)
Accumulated other comprehensive (loss) income, net	(6,107)	436

Total shareholders’ equity	135,149	99,711

Total liabilities and shareholders’ equity	$1,115,804	$1,075,553

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$9,052	$9,919
Interest on investments:
Taxable interest income	1,307	1,200
Tax exempt interest income	151	66
Dividends	83	79
Interest on deposits with banks	40	12

Total interest and dividend income	10,633	11,276

Interest Expense
Deposits	1,226	1,702
Federal funds purchased and repurchase agreements	5	6
Long-term borrowings	1,187	1,188
Trust preferred debt	87	89

Total interest expense	2,505	2,985

Net interest income	8,128	8,291
Provision for Loan Losses	600	1,258

Net interest income after provision for loan losses	7,528	7,033

Noninterest Income
Service charges and fees on deposit accounts	729	790
Debit/credit card fees	375	361
Gain on sale of available for sale securities, net	58	832
Gain on sale of bank premises and equipment	25	—
Other operating income	263	199

Total noninterest income	1,450	2,182

Noninterest Expenses
Salaries and employee benefits	4,146	3,814
Occupancy and equipment expenses	1,271	1,240
Telephone	310	269
FDIC expense	596	587
Consultant fees	213	212
Collection, repossession and other real estate owned	126	350
Marketing and advertising	246	179
Loss on sale of other real estate owned	118	44
Impairment losses on other real estate owned	133	292
Other operating expenses	1,046	1,137

Total noninterest expenses	8,205	8,124

Income before income taxes	773	1,091
Income Tax Expense	100	243

Net Income	$673	$848
Effective dividend on Series A Preferred Stock	376	375

Net income available to common shareholders	$297	$473

Income per common share: basic and diluted	$0.04	$0.08
Dividends paid per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2013	2012
Net income	$673	$848
Other comprehensive income (loss), net of tax:
Unrealized securities (losses) gains arising during period (net of tax, $3,109 and $548, respectively)	(6,034)	1,068
Less: reclassification adjustment for securities gains included in net income (net of tax, $20 and $282, respectively)	(38)	(550)

Other comprehensive (loss) income	(6,072)	518

Comprehensive (loss) income	$(5,399)	$1,366

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$18,008	$20,103
Interest on investments:
Taxable interest income	2,729	2,134
Tax exempt interest income	239	411
Dividends	169	156
Interest on deposits with banks	65	26

Total interest and dividend income	21,210	22,830

Interest Expense
Deposits	2,500	3,521
Federal funds purchased and repurchase agreements	10	13
Long-term borrowings	2,361	2,375
Trust preferred debt	174	180

Total interest expense	5,045	6,089

Net interest income	16,165	16,741
Provision for Loan Losses	1,200	4,158

Net interest income after provision for loan losses	14,965	12,583

Noninterest Income
Service charges and fees on deposit accounts	1,495	1,559
Debit/credit card fees	708	680
Gain on sale of available for sale securities, net	525	3,363
Gain on sale of bank premises and equipment	26	—
Other operating income	644	487

Total noninterest income	3,398	6,089

Noninterest Expenses
Salaries and employee benefits	8,295	7,714
Occupancy and equipment expenses	2,527	2,511
Telephone	565	576
FDIC expense	1,183	1,175
Consultant fees	429	386
Collection, repossession and other real estate owned	252	655
Marketing and advertising	480	421
Loss on sale of other real estate owned	155	117
Impairment losses on other real estate owned	143	907
Other operating expenses	2,132	2,213

Total noninterest expenses	16,161	16,675

Income before income taxes	2,202	1,997
Income Tax Expense	449	335

Net Income	$1,753	$1,662
Effective dividend on Series A Preferred Stock	752	750

Net income available to common shareholders	$1,001	$912

Income per common share: basic	$0.15	$0.15
diluted	$0.14	$0.15
Dividends paid per share, common	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Net income	$1,753	$1,662
Other comprehensive income (loss), net of tax:
Unrealized securities (losses) gains arising during period (net of tax, $3,192 and $1,184, respectively)	(6,197)	2,301
Less: reclassification adjustment for securities gains included in net income (net of tax, $179 and $1,143, respectively)	(346)	(2,220)

Other comprehensive (loss) income	(6,543)	81

Comprehensive (loss) income	$(4,790)	$1,743

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2013 and 2012

(dollars in thousands)

	Common Stock	Preferred Stock Series A (1)	Preferred Stock Series B	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$12,022	$24,877	$—	$19,446	$39,365	$(587)	$95,123
Net income for the six months ended June 30, 2012					1,662		1,662
Other comprehensive income						81	81
Preferred stock discount		150			(150)		—
Stock based compensation				27			27
Restricted common stock vested	1			(1)			—
Issuance of common stock under dividend reinvestment and employee stock plans	23	—	—	14	—	—	37

Balance, June 30, 2012	$12,046	$25,027	$—	$19,486	$40,877	$(506)	$96,930

Balance, December 31, 2012	$12,060	$25,177	$—	$19,521	$42,517	$436	$99,711
Net income for the six months ended June 30, 2013					1,753		1,753
Other comprehensive (loss)						(6,543)	(6,543)
Preferred stock discount		152			(152)		—
Stock based compensation				14			14
Issuance of common stock in private placements	9,300			9,354			18,654
Issuance of preferred stock in private placements	—	—	10,480	11,080	—	—	21,560

Balance, June 30, 2013	$21,360	$25,329	$10,480	$39,969	$44,118	$(6,107)	$135,149

(1)	For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$1,753	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	4,158
Depreciation and amortization	1,037	1,072
Stock based compensation	14	27
Net amortization of premiums and accretion of discounts on securities available for sale, net	2,199	2,332
(Gain) realized on securities available for sale transactions, net	(525)	(3,363)
(Gain) on sale of bank premises and equipment	(26)	—
Loss on sale of other real estate owned	155	117
Impairment losses on other real estate owned	143	907
Loss on LLC investments	11	65
Deferred income taxes	852	421
Net change in:
Accrued interest receivable	83	(170)
Other assets	(613)	614
Accrued interest payable	125	98
Other liabilities	401	341

Net cash provided by operating activities	6,809	8,281

Investing Activities:
Purchase of securities available for sale	(57,631)	(165,448)
Purchase of restricted securities	—	(325)
Purchases of bank premises and equipment	(834)	(815)
Purchases of bank owned life insurance	(10,000)	—
Net change in loans	8,514	11,424
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	14,772	26,763
Sales of securities available for sale	32,393	121,993
Sale of restricted securities	302	397
Sale of bank premises and equipment	26	—
Sale of other real estate owned	2,950	1,961

Net cash (used in) investing activities	(9,508)	(4,050)

Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	10,847	13,321
Time deposits	(6,949)	(11,160)
Federal funds purchased and repurchase agreements	389	(981)
Issuance of common stock under dividend reinvestment and employee stock plans	—	37
Net proceeds from issuance of common stock in private placements	18,654	—
Net proceeds from issuance of preferred stock in private placements	21,560	—

Net cash provided by financing activities	44,501	1,217

Net increase in cash and cash equivalents	41,802	5,448
Cash and cash equivalents, January 1	46,599	24,566

Cash and cash equivalents, June 30	$88,401	$30,014

Supplemental disclosure:
Interest paid	$4,920	$5,991
Supplemental disclosure of noncash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(9,914)	$122
Loans transferred to other real estate owned	$(1,095)	$(2,885)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-two retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. On or around October 18, 2013, the Bank plans to close its Old Church branch located in Hanover County. The decision to close this branch was due to declining branch activity and an absence of community or business initiatives for economic expansion in or around the area in the near future. Current customers of the branch received notification of the planned branch closure on or around July 15, 2013. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission-Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$14,988	$—	$856	$14,132
SBA Pool securities	96,132	497	1,066	95,563
Agency mortgage-backed securities	30,000	90	778	29,312
Agency CMO securities	55,457	171	1,322	54,306
Non agency CMO securities	1,674	12	—	1,686
State and political subdivisions	83,402	265	4,972	78,695
Pooled trust preferred securities	470	241	—	711
FNMA and FHLMC preferred stock	77	717	—	794
Corporate securities	589	2	—	591

Total	$282,789	$1,995	$8,994	$275,790

(dollars in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$13,495	$10	$38	$13,467
SBA Pool securities	81,500	1,515	264	82,751
Agency mortgage-backed securities	31,384	349	19	31,714
Agency CMO securities	61,710	583	357	61,936
Non agency CMO securities	2,200	1	2	2,199
State and political subdivisions	82,536	1,229	548	83,217
Pooled trust preferred securities	506	253	—	759
FNMA and FHLMC preferred stock	77	199	—	276
Corporate securities	590	4	—	594

Total	$273,998	$4,143	$1,228	$276,913

There are no securities classified as “Held to Maturity” or “Trading” at June 30, 2013 or December 31, 2012. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of June 30, 2013, that security has an estimated fair value that is $241 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at June 30, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2013
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,089	$6,825
Due after one year through five years	65,805	65,291
Due after five years through ten years	193,862	187,182
Due after ten years	16,033	16,492

Total	$282,789	$275,790

Proceeds from the sales of securities available for sale for the six months ended June 30, 2013 and 2012 were $32.4 million and $122.0 million, respectively. Net realized gains on the sales of securities available for sale for the six months ended June 30, 2013 and 2012 were $525 thousand and $3.4 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the six months ended June 30, 2013 and 2012 were $14.8 million and $26.8 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $68.3 million and an aggregate fair value of $67.6 million were pledged at June 30, 2013. Securities with an aggregate book value of $104.3 million and an aggregate fair value of $105.8 million were pledged at December 31, 2012.

Securities in an unrealized loss position at June 30, 2013, by duration of the period of the unrealized loss, are shown below:

	June 30, 2013
(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$14,132	$856	$—	$—	$14,132	$856
SBA Pool securities	71,871	1,066	—	—	71,871	1,066
Agency mortgage-backed securities	21,289	778	—	—	21,289	778
Agency CMO securities	28,130	1,198	3,401	124	31,531	1,322
State and political subdivisions	65,146	4,867	1,615	105	66,761	4,972

Total	$200,568	$8,765	$5,016	$229	$205,584	$8,994

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

Based on the Company’s evaluation, management does not believe any unrealized loss at June 30, 2013, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments particularly changes in interest rates which rose between December 31, 2012 and June 30, 2013 causing bond prices to decline, and are not attributable to credit deterioration. At June 30, 2013, there are 159 debt securities with fair values totaling $205.6 million considered temporarily impaired. Of these debt securities, 154 with fair values totaling $200.6 million were in an unrealized loss position of less than 12 months and 5 with fair values totaling $5.0 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and no impairment has been recognized. At June 30, 2013, there are no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2012, by duration of the period of the unrealized loss, are shown below.

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

As of June 30, 2013 and December 31, 2012, there were no corporate securities in an unrealized loss position. As of June 30, 2013 there were no non agency CMO securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Six Months Ending June 30, 2013
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—

Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $6.6 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending June 30, 2013, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$48,990	7.30%	$51,881	7.58%
Real estate - one to four family residential:
Closed end first and seconds	226,714	33.77%	239,002	34.91%
Home equity lines	98,699	14.70%	99,698	14.56%

Total real estate - one to four family residential	325,413	48.47%	338,700	49.47%
Real estate - multifamily residential	15,985	2.38%	15,801	2.31%
Real estate - construction:
One to four family residential	19,121	2.85%	20,232	2.96%
Other construction, land development and other land	23,015	3.43%	34,555	5.04%

Total real estate - construction	42,136	6.28%	54,787	8.00%
Real estate - farmland	7,708	1.15%	8,558	1.25%
Real estate - non-farm, non-residential:
Owner occupied	127,840	19.04%	119,824	17.50%
Non-owner occupied	82,104	12.23%	71,741	10.48%

Total real estate - non-farm, non-residential	209,944	31.27%	191,565	27.98%
Consumer	18,331	2.73%	20,173	2.94%
Other	2,847	0.42%	3,203	0.47%

Total loans	671,354	100.00%	684,668	100.00%

Less allowance for loan losses	(17,833)		(20,338)

Loans, net	$653,521		$664,330

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$375	$—	$309	$684	$48,306	$48,990
Real estate - one to four family residential:
Closed end first and seconds	5,311	2,804	2,143	10,258	216,456	226,714
Home equity lines	867	139	174	1,180	97,519	98,699

Total real estate - one to four family residential	6,178	2,943	2,317	11,438	313,975	325,413
Real estate - multifamily residential	—	—	—	—	15,985	15,985
Real estate - construction:
One to four family residential	284	—	351	635	18,486	19,121
Other construction, land development and other land	256	20	432	708	22,307	23,015

Total real estate - construction	540	20	783	1,343	40,793	42,136
Real estate - farmland	—	—	185	185	7,523	7,708
Real estate - non-farm, non-residential:
Owner occupied	4,030	38	545	4,613	123,227	127,840
Non-owner occupied	—	23	404	427	81,677	82,104

Total real estate - non-farm, non-residential	4,030	61	949	5,040	204,904	209,944
Consumer	351	14	47	412	17,919	18,331
Other	—	7	—	7	2,840	2,847

Total loans	$11,474	$3,045	$4,590	$19,109	$652,245	$671,354

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$352	$253	$187	$792	$51,089	$51,881
Real estate - one to four family residential:
Closed end first and seconds	6,169	870	3,904	10,943	228,059	239,002
Home equity lines	604	239	195	1,038	98,660	99,698

Total real estate - one to four family residential	6,773	1,109	4,099	11,981	326,719	338,700
Real estate - multifamily residential	—	—	—	—	15,801	15,801
Real estate - construction:
One to four family residential	164	11	706	881	19,351	20,232
Other construction, land development and other land	23	—	439	462	34,093	34,555

Total real estate - construction	187	11	1,145	1,343	53,444	54,787
Real estate - farmland	—	—	40	40	8,518	8,558
Real estate - non-farm, non-residential:
Owner occupied	619	—	1,177	1,796	118,028	119,824
Non-owner occupied	395	—	855	1,250	70,491	71,741

Total real estate - non-farm, non-residential	1,014	—	2,032	3,046	188,519	191,565
Consumer	328	9	138	475	19,698	20,173
Other	21	—	—	21	3,182	3,203

Total loans	$8,675	$1,382	$7,641	$17,698	$666,970	$684,668

*	For purposes of this table only, the “Total Current” column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

(dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans	$7,110	$11,874
Loans past due 90 days and accruing interest	—	—
Restructured loans (accruing)	5,209	4,433

At June 30, 2013 and December 31, 2012, there were approximately $3.0 million and $5.1 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at June 30, 2013 and December 31, 2012:

	Nonaccrual
(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial, industrial and agricultural	$309	$391
Real estate - one to four family residential:
Closed end first and seconds	4,082	6,127
Home equity lines	349	445

Total real estate - one to four family residential	4,431	6,572
Real estate - construction:
One to four family residential	542	900
Other construction, land development and other land	432	439

Total real estate - construction	974	1,339
Real estate - farmland	185	40
Real estate - non-farm, non-residential:
Owner occupied	748	2,526
Non-owner occupied	404	855

Total real estate - non-farm, non-residential	1,152	3,381
Consumer	59	151

Total loans	$7,110	$11,874

At June 30, 2013 and December 31, 2012, the Company did not have any loans past due 90 days and accruing interest.

The following table presents commercial loans by credit quality indicator at June 30, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$40,944	$4,008	$1,358	$—	$2,680	$48,990
Real estate - multifamily residential	15,985	—	—	—	—	15,985
Real estate - construction:
One to four family residential	17,536	775	113	—	697	19,121
Other construction, land development and other land	9,469	6,356	249	—	6,941	23,015

Total real estate - construction	27,005	7,131	362	—	7,638	42,136
Real estate - farmland	6,573	545	—	—	590	7,708
Real estate - non-farm, non-residential:
Owner occupied	97,726	12,637	6,367	—	11,110	127,840
Non-owner occupied	55,324	18,664	113	—	8,003	82,104

Total real estate - non-farm, non-residential	153,050	31,301	6,480	—	19,113	209,944

Total commercial loans	$243,557	$42,985	$8,200	$—	$30,021	$324,763

The following table presents commercial loans by credit quality indicator at December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate - multifamily residential	15,801	—	—	—	—	15,801
Real estate - construction:
One to four family residential	17,976	923	883	—	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	—	18,931	34,555

Total real estate - construction	27,143	4,372	3,891	—	19,381	54,787
Real estate - farmland	7,371	1,146	41	—	—	8,558
Real estate - non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	—	8,109	71,741

Total real estate - non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565

Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

At June 30, 2013 and December 31, 2012, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2013:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$215,076	$11,638	$226,714
Home equity lines	98,084	615	98,699

Total real estate - one to four family residential	313,160	12,253	325,413
Consumer	17,956	375	18,331
Other	2,367	480	2,847

Total consumer loans	$333,483	$13,108	$346,591

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698

Total real estate - one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203

Total consumer loans	$350,155	$11,921	$362,076

The following table summarizes the activity in the Company’s allowance for loan losses for the periods presented:

(dollars in thousands)	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$20,338	$24,102	$24,102
Provision charged against income	1,200	5,658	4,158
Recoveries of loans charged off	312	1,626	1,056
Loans charged off	(4,017)	(11,048)	(6,450)

Balance at end of period	$17,833	$20,338	$22,866

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2013:

(dollars in thousands)	Beginning Balance January 1, 2013	Charge-offs	Recoveries	Provision	Ending Balance June 30, 2013
Commercial, industrial and agricultural	$2,340	$(559)	$102	$485	$2,368
Real estate - one to four family residential:
Closed end first and seconds	2,876	(269)	33	523	3,163
Home equity lines	720	(58)	1	105	768

Total real estate - one to four family residential	3,596	(327)	34	628	3,931
Real estate - multifamily residential	62	—	—	(2)	60
Real estate - construction:
One to four family residential	419	(51)	31	(106)	293
Other construction, land development and other land	3,897	(950)	67	(694)	2,320

Total real estate - construction	4,316	(1,001)	98	(800)	2,613
Real estate - farmland	41	—	—	(11)	30
Real estate - non-farm, non-residential:
Owner occupied	5,092	(449)	—	562	5,205
Non-owner occupied	4,093	(1,534)	—	234	2,793

Total real estate - non-farm, non-residential	9,185	(1,983)	—	796	7,998
Consumer	215	(75)	58	46	244
Other	583	(72)	20	58	589

Total	$20,338	$(4,017)	$312	$1,200	$17,833

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge-offs	Recoveries	Provision	Ending Balance June 30, 2012
Commercial, industrial and agricultural	$4,389	$(834)	$391	$(315)	$3,631
Real estate - one to four family residential:
Closed end first and seconds	2,856	(783)	10	605	2,688
Home equity lines	278	(514)	—	872	636

Total real estate - one to four family residential	3,134	(1,297)	10	1,477	3,324
Real estate - multifamily residential	29	—	—	8	37
Real estate - construction:
One to four family residential	382	(4)	30	133	541
Other construction, land development and other land	6,861	(1,618)	1	(814)	4,430

Total real estate - construction	7,243	(1,622)	31	(681)	4,971
Real estate - farmland	15	—	—	1	16
Real estate - non-farm, non-residential:
Owner occupied	4,831	(852)	117	1,302	5,398
Non-owner occupied	3,172	(1,506)	409	2,341	4,416

Total real estate - non-farm, non-residential	8,003	(2,358)	526	3,643	9,814
Consumer	776	(291)	79	(64)	500
Other	513	(48)	19	89	573

Total	$24,102	$(6,450)	$1,056	$4,158	$22,866

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$280	$2,088	$2,368	$2,680	$46,310	$48,990
Real estate - one to four family residential:
Closed end first and seconds	1,494	1,669	3,163	9,495	217,219	226,714
Home equity lines	—	768	768	441	98,258	98,699

Total real estate - one to four family residential	1,494	2,437	3,931	9,936	315,477	325,413
Real estate - multifamily residential	—	60	60	—	15,985	15,985
Real estate - construction:
One to four family residential	188	105	293	697	18,424	19,121
Other construction, land development and other land	204	2,116	2,320	6,941	16,074	23,015

Total real estate - construction	392	2,221	2,613	7,638	34,498	42,136
Real estate - farmland	—	30	30	590	7,118	7,708
Real estate - non-farm, non-residential:
Owner occupied	1,093	4,112	5,205	11,110	116,730	127,840
Non-owner occupied	585	2,208	2,793	8,003	74,101	82,104

Total real estate - non-farm, non-residential	1,678	6,320	7,998	19,113	190,831	209,944
Consumer	88	156	244	328	18,003	18,331
Other	332	257	589	480	2,367	2,847

Total	$4,264	$13,569	$17,833	$40,765	$630,589	$671,354

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$402	$1,938	$2,340	$951	$50,930	$51,881
Real estate - one to four family residential:
Closed end first and seconds	923	1,953	2,876	6,856	232,146	239,002
Home equity lines	—	720	720	315	99,383	99,698

Total real estate - one to four family residential	923	2,673	3,596	7,171	331,529	338,700
Real estate - multifamily residential	—	62	62	—	15,801	15,801
Real estate - construction:
One to four family residential	268	151	419	450	19,782	20,232
Other construction, land development and other land	928	2,969	3,897	18,931	15,624	34,555

Total real estate - construction	1,196	3,120	4,316	19,381	35,406	54,787
Real estate - farmland	—	41	41	—	8,558	8,558
Real estate - non-farm, non-residential:
Owner occupied	714	4,378	5,092	5,601	114,223	119,824
Non-owner occupied	1,646	2,447	4,093	8,109	63,632	71,741

Total real estate - non-farm, non-residential	2,360	6,825	9,185	13,710	177,855	191,565
Consumer	1	214	215	25	20,148	20,173
Other	348	235	583	488	2,715	3,203

Total	$5,230	$15,108	$20,338	$41,726	$642,942	$684,668

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,680	$2,820	$355	$2,325	$280	$1,370	$74
Real estate - one to four family residential:
Closed end first and seconds	9,495	9,828	2,605	6,890	1,494	8,693	247
Home equity lines	441	643	441	—	—	368	13

Total real estate - one to four family residential	9,936	10,471	3,046	6,890	1,494	9,061	260
Real estate - construction:
One to four family residential	697	697	383	314	188	804	7
Other construction, land development and other land	6,941	9,304	6,539	402	204	10,615	216

Total real estate - construction	7,638	10,001	6,922	716	392	11,419	223
Real estate - farmland	590	590	590	—	—	169	9
Real estate - non-farm, non-residential:
Owner occupied	11,110	11,320	175	10,935	1,093	10,440	213
Non-owner occupied	8,003	8,003	4,163	3,840	585	10,325	205

Total real estate - non-farm, non-residential	19,113	19,323	4,338	14,775	1,678	20,765	418
Consumer	328	328	—	328	88	110	8
Other	480	480	—	480	332	529	—

Total loans	$40,765	$44,013	$15,251	$25,514	$4,264	$43,423	$992

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate - one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home Equity lines	315	515	315	—	—	801	9

Total real estate - one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate - construction:
One to four family residential	450	450	—	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814

Total real estate - construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate - non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457

Total real estate - non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	—	25	1	25	2
Other	488	488	—	488	348	496	—

Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

The following tables present, by class of loans, information related to loans modified as TDRs during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Commercial, industrial and agricultural	—	$—	$—	1	$66	$66
Real estate - one to four family residential:
Closed end first and seconds	2	225	225	2	730	729
Real estate - construction:
One to four family residential	—	—	—	1	240	240
Other construction, land development and other land	—	—	—	2	164	163

Total real estate - construction	—	—	—	3	404	403

Total	2	$225	$225	6	$1,200	$1,198

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Commercial, industrial and agricultural	—	$—	$—	1	$66	$66
Real estate - one to four family residential:
Closed end first and seconds	4	570	570	2	730	729
Real estate - construction:
One to four family residential	—	—	—	2	371	371
Other construction, land development and other land	—	—	—	2	164	163

Total real estate - construction	—	—	—	4	535	534
Real estate - non-farm, non-residential:
Non-owner occupied	1	164	164	—	—	—

Total	5	$734	$734	7	$1,331	$1,329

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended June 30, 2013 and 2012 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$55	—	$—
Real estate - non-farm, non-residential:
Non-owner occupied	1	164	—	—

Total	2	$219	—	$—

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	2	$234	—	$—
Real estate - non-farm, non-residential:
Non-owner occupied	1	164	—	—

Total	3	$398	—	$—

Note 4. Deferred Income Taxes

As of June 30, 2013 and December 31, 2012, the Company had recorded net deferred income tax assets of approximately $13.2 million and $10.7 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2013 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.6 million at both June 30, 2013 and December 31, 2012, which are included in other assets on the accompanying consolidated balance sheets.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2013	2012

Land and improvements	$6,409	$6,409
Buildings and leasehold improvements	21,707	21,688
Furniture, fixtures and equipment	19,184	18,416
Construction in progress	923	949

	48,223	47,462
Less accumulated depreciation	(26,770)	(25,806)

Net balance	$21,453	$21,656

Depreciation and amortization of bank premises and equipment for the six months ended June 30, 2013 and 2012 amounted to $1.0 million and $1.1 million, respectively.

Note 6. Borrowings

Federal funds purchased and repurchase agreements. The Company has unsecured lines of credit with SunTrust Bank, Community Bankers Bank and Pacific Coast Bankers Bank for the purchase of federal funds in the amount of $20.0 million, $15.0 million and $5.0 million, respectively. These lines of credit have a variable rate based on the lending bank’s daily federal funds sold rate and are due on demand. Repurchase agreements are secured transactions and generally mature the day following the day sold. Customer repurchases are standard transactions that involve a Bank customer instead of a wholesale bank or broker. The Company offers this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits. The Company does not use or have any open repurchase agreements with broker-dealers.

The tables below present selected information on federal funds purchased and repurchase agreements during the six months ended June 30, 2013 and the year ended December 31, 2012:

Federal funds purchased	June 30,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$2
Average balance for the period	$7	$163
Weighted average rate for the period	0.87%	0.75%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements	June 30,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$3,331	$2,942
Maximum balance at any month end during the period	$3,583	$6,292
Average balance for the period	$3,355	$3,486
Weighted average rate for the period	0.60%	0.89%
Weighted average rate at period end	0.60%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB using a daily rate credit and are due on demand. These advances are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.

The table below presents selected information on short-term borrowings during the six months ended June 30, 2013 and the year ended December 31, 2012:

Short-term borrowings	June 30,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$—	$—
Maximum balance at any month end during the period	$—	$—
Average balance for the period	$—	$318
Weighted average rate for the period	0.00%	0.31%
Weighted average rate at period end	0.00%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Long-term advances from the FHLB at June 30, 2013 and December 31, 2012 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance, respectively. The convertible advances have fixed rates of interest unless the FHLB exercises its option to convert the interest on these advances from fixed rate to variable rate.

The table below shows the year of maturity and potential call dates of long-term FHLB advances as of June 30, 2013. All of the convertible advances have a call provision.

(dollars in thousands)	Maturity Amount	Average Rate	Callable Amount	Average Rate
2013	$10,000	2.42%	$94,000	4.18%
2015	13,500	3.87%	—	—
2016	10,000	4.85%	—	—
2017	75,000	4.30%	—	—
2018	9,000	2.44%	—	—

	$117,500	4.00%	$94,000	4.18%

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s assets or approximately $273.6 million at June 30, 2013. This line of credit totaled $182.2 million with approximately $58.2 million available at June 30, 2013. As of June 30, 2013 and December 31, 2012, loans with a carrying value of $292.5 million and $297.7 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined long-term borrowings outstanding under the FHLB line of credit were $117.5 million as of June 30, 2013 and December 31, 2012, respectively.

Note 7. Earnings Per Common Share

The following table shows the weighted average number of common shares used in computing earnings per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2013 and 2012. Potential dilutive common stock had no effect on earnings per common share otherwise available to common shareholders for the three and six months ended June 30, 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012
Weighted average common shares outstanding for basic earnings per common share	7,040,413	6,035,393
Effect of dilutive securities, stock options	—	—
Effect of dilutive securities, Series B Preferred Stock	1,094,106	—

Weighted average common shares outstanding for diluted earnings per common share	8,134,519	6,035,393

Basic earnings per common share	$0.04	$0.08

Diluted earnings per common share	$0.04	$0.08

	Six Months Ended
	June 30, 2013	June 30, 2012
Weighted average common shares outstanding for basic earnings per common share	6,557,664	6,032,217
Effect of dilutive securities, stock options	—	—
Effect of dilutive securities, Series B Preferred Stock	550,075	—

Weighted average common shares outstanding for diluted earnings per common share	7,107,739	6,032,217

Basic earnings per common share	$0.15	$0.15

Diluted earnings per common share	$0.14	$0.15

At June 30, 2013 and 2012, options to acquire 179,412 and 186,962 shares of common stock, respectively were not included in computing diluted earnings per common share because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock (the “Series B Preferred Stock”) in connection with its private placements. For more information related to the conversion rights on these preferred shares, see Note 11 – Preferred Stock and Warrant. The dilutive effect of these shares has been included in the tables above. For the three and six months ended June 30, 2013, the weighted average dilutive effect of the Series B Preferred Stock was 1,094,106 shares and 550,075 shares, respectively, compared to no weighted average dilutive effect of the Series B Preferred Stock for the three and six months ended June 30, 2012, respectively.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. Under the terms of the plan document, after April 17, 2013 no awards of shares of common stock may be granted under the 2003 Plan. Any awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remain outstanding and will vest, etc. in accordance with their regular terms.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 366,000 shares still available to be granted as awards under the 2007 Plan as of June 30, 2013.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the three and six months ended June 30, 2013, there was no stock option compensation expense, compared to stock option compensation expense of $10 thousand and $21 thousand for the same periods of 2012 respectively, which was included in salaries and employee benefits expense in the consolidated statements of income.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the six months ended June 30, 2013 and 2012.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2013	182,362	$20.08
Forfeited	(2,950)	18.73

Stock options outstanding at June 30, 2013	179,412	$20.10	2.67	$—

Stock options exercisable at June 30, 2013	179,412	$20.10	2.67	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of June 30, 2013, there was no remaining unrecognized compensation expense related to stock options.

The table below summarizes information concerning stock options outstanding and exercisable at June 30, 2013:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$28.60	19,625	0.25 years	$28.60	19,625
$19.92	28,550	1.00 years	$19.92	28,550
$20.57	37,412	2.00 years	$20.57	37,412
$21.16	39,825	3.25 years	$21.16	39,825
$19.25	28,500	4.25 years	$19.25	28,500
$12.36	25,500	5.25 years	$12.36	25,500

$20.10	179,412	2.67 years	$20.10	179,412

The Company issued no restricted stock for the three and six months ended June 30, 2013. On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in connection with Troubled Asset Relief Program (“TARP”) compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees who were not subject to the TARP executive compensation restrictions. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award while the TARP executive compensation restrictions apply. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and in substantially the same form as previously awarded. On June 30, 2012, any of the performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a defined peer group.

For the three and six months ended June 30, 2013, restricted stock compensation expense was $7 thousand and $14 thousand, respectively, compared to restricted stock compensation expense of $3 thousand and $6 thousand, respectively, for the three and six months ended June 30, 2012. Restricted stock compensation expense is included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted-Average Price
Nonvested as of January 1, 2013	39,400	$3.89
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested as of June 30, 2013	39,400	$3.89

At June 30, 2013, there was $102 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Components of Net Periodic Pension Cost (Benefit)
Interest cost	$115	$123	$230	$246
Expected return on plan assets	(176)	(169)	(352)	(338)
Amortization of prior service cost	2	2	4	4
Recognized net actuarial loss	31	31	62	62

Net periodic pension cost (benefit)	$(28)	$(13)	$(56)	$(26)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of June 30, 2013.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$14,132	$—	$14,132
SBA Pool securities	—	95,563	—	95,563
Agency mortgage-backed securities	—	29,312	—	29,312
Agency CMO securities	—	54,306	—	54,306
Non agency CMO securities	—	1,686	—	1,686
State and political subdivisions	—	78,695	—	78,695
Pooled trust preferred securities	—	711	—	711
FNMA and FHLMC preferred stock	—	794	—	794
Corporate securities	—	591	—	591

Total securities available for sale	$—	$275,790	$—	$275,790

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$13,467	$—	$13,467
SBA Pool securities	—	82,751	—	82,751
Agency mortgage-backed securities	—	31,714	—	31,714
Agency CMO securities	—	61,936	—	61,936
Non agency CMO securities	—	2,199	—	2,199
State and political subdivisions	—	83,217	—	83,217
Pooled trust preferred securities	—	759	—	759
FNMA and FHLMC preferred stock	—	276	—	276
Corporate securities	—	594	—	594

Total securities available for sale	$—	$276,913	$—	$276,913

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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$21,250	$21,250
Other real estate owned	$—	$—	$2,594	$2,594

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$18,569	$18,569
Other real estate owned	$—	$—	$4,747	$4,747

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2013 and December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets

Impaired loans	$21,250	Discounted appraised value	Selling cost	9% - 67% (13%)
			Discount for lack of marketability and age of appraisal	0% - 20% (4%)

Other real estate owned	$2,594	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 64% (10%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets

Impaired loans	$18,569	Discounted appraised value	Selling cost	7% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 50% (15%)

Other real estate owned	$4,747	Discounted appraised value	Selling cost	10% - 15% (10%)
			Discount for lack of marketability and age of appraisal	0% - 56% (6%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At June 30, 2013 and December 31, 2012, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
		(dollars in thousands)
Assets:
Cash and short-term investments	$15,520	$15,520	$—	$—	$15,520
Interest bearing deposits with banks	72,881	72,881	—	—	72,881
Securities available for sale	275,790	—	275,790	—	275,790
Restricted securities	8,949	—	8,949	—	8,949
Loans, net	653,521	—	—	663,815	663,815
Accrued interest receivable	4,140	—	4,140	—	4,140

Total	$1,030,801	$88,401	$288,879	$663,815	$1,041,095

Liabilities:
Noninterest-bearing demand deposits	$127,387	$127,387	$—	$—	$127,387
Interest-bearing deposits	714,884	—	727,723	—	727,723
Short-term borrowings	3,331	3,331	—	—	3,331
Long-term borrowings	117,500	—	129,362	—	129,362
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,798	—	1,798	—	1,798

Total	$975,210	$130,718	$869,193	$—	$999,911

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
		(dollars in thousands)
Assets:
Cash and short-term investments	$16,762	$16,762	$—	$—	$16,762
Interest bearing deposits with banks	29,837	29,837	—	—	29,837
Securities available for sale	276,913	—	276,913	—	276,913
Restricted securities	9,251	—	9,251	—	9,251
Loans, net	664,330	—	—	659,818	659,818
Accrued interest receivable	4,223	—	4,223	—	4,223

Total	$1,001,316	$46,599	$290,387	$659,818	$996,804

Liabilities:
Noninterest-bearing demand deposits	$116,717	$116,717	$—	$—	$116,717
Interest-bearing deposits	721,656	—	717,035	—	717,035
Short-term borrowings	2,942	2,942	—	—	2,942
Long-term borrowings	117,500	—	126,739	—	126,739
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,673	—	1,673	—	1,673

Total	$970,798	$119,659	$855,757	$—	$975,416

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

Note 11. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9% starting at the beginning of the sixth year. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. Under the agreement with the Treasury, the Company was subject to restrictions on its ability to increase the dividend rate on its common stock and to repurchase its common stock without Treasury consent prior to January 9, 2012.

Accounting for the issuance of the Series A Preferred Stock included entries to the equity portion of the Company’s consolidated balance sheet to recognize the Series A Preferred Stock at the full amount of the issuance, the warrant and discount on the Series A Preferred Stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At the time of issuance, that discount rate was determined to be 12%. The fair value of the warrant of $950 thousand was calculated using the Black-Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the Series A Preferred Stock using a 12% discount rate was $14.4 million. The Series A Preferred Stock discount determined by the allocation of discount to the warrant is being accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the Series A Preferred Stock discount and the warrant as of January 9, 2009 is provided in the tables below:

2009
Warrant Value
Series A Preferred Stock	$24,000,000
Price	$9.63
Warrant - shares	373,832
Value per warrant	$2.54

Fair value of warrant	$949,533

NPV of Series A Preferred Stock
@ 12% discount rate	(dollars in thousands)
	Fair Value	Relative Value %	Relative Value
$24 million 1/09/2009
NPV of Series A Preferred Stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481

	$15,396	100.0%	$24,000

On February 17, 2011, the Company entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 14 – Formal Written Agreement.

On May 15, 2013, the Company deferred its tenth consecutive dividend on the Series A Preferred Stock issued to the Treasury. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income. As of June 30, 2013, the Company had accumulated $3.0 million for dividends on the Series A Preferred Stock. The Company has notified the Treasury that it is deferring the August 15, 2013 dividend on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the Treasury (or any future holders of the Series A Preferred Stock) has the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right.

In connection with its private placements, on June 12, 2013, the Company issued 5,240,192 shares of its Series B Preferred Stock for a gross purchase price of $23.8 million, or $4.55 per share. The Series B Preferred Stock has no maturity date. The holders of Series B Preferred Stock are entitled to receive dividends if, as and when declared by the Company’s Board of Directors, in an identical form of consideration and at the same time, as those dividends or distributions that would have been payable on the number of whole shares of the Company’s common stock that such shares of Series B Preferred Stock would be convertible into upon satisfaction of certain conditions. The Company will not pay any dividends with respect to its common stock unless an equivalent dividend also is paid to the holders of Series B Preferred Stock. The Series B Preferred Stock ranks junior with regard to dividends to any class or series of capital stock of the Company the terms of which expressly provide that such class or series will rank senior to the common stock or the Series B Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Company, including the Series A Preferred Stock.

For a summary of the terms of the Series B Preferred Stock, including the conditions under which shares of Series B Preferred Stock convert into shares of the Company’s common stock, see the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2013 and the exhibits thereto.

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2013 and December 31, 2012, the interest rate was 3.22% and 3.26%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2013 and December 31, 2012, all of the trust preferred securities qualified as Tier 1 capital.

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

On February 17, 2011, the Company entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Company could not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 14 – Formal Written Agreement.

The Company received regulatory permission to pay the interest payment on its outstanding Junior Subordinated Notes regularly scheduled for March 2011. In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. As of June 30, 2013, the Company had deferred nine quarterly interest payments on its Junior Subordinated Notes.

Note 13. Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

On February 17, 2011, the Company entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. See Note 14 – Formal Written Agreement.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (the “Basel III Capital Rules”). The Basel III Capital Rules, when fully implemented, will modify the regulatory capital requirements that apply to the Company and the Bank. For further information about these final rules, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Basel III Final Rules” in this Quarterly Report on Form 10-Q.

As of June 30, 2013, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the June 30, 2013 and December 31, 2012 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

			Minimum To Be
As of June 30, 2013			Well-Capitalized
	Actual Capital	Minimum Capital Requirements	Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	19.65%	8.00%	N/A
Bank	13.14%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	18.42%	4.00%	N/A
Bank	11.90%	4.00%	6.00%

Leverage Ratio:
Company	11.57%	4.00%	N/A
Bank	7.48%	4.00%	5.00%

			Minimum to be
As of December 31, 2012			Well-Capitalized
	Actual Capital	Minimum Capital Requirements	Under Prompt Corrective Action Provisions
Total Risk-Based Capital Ratio:
Company	13.88%	8.00%	N/A
Bank	13.32%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	12.64%	4.00%	N/A
Bank	12.08%	4.00%	6.00%

Leverage Ratio:
Company	8.13%	4.00%	N/A
Bank	7.76%	4.00%	5.00%

Note 14. Formal Written Agreement

Effective February 17, 2011, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013.

Under the terms of the Written Agreement, the Bank agreed to develop and submit for approval within the time periods specified therein written plans to address certain aspects of its business. In addition, the Bank agreed that it would: (a) not extend, renew, or restructure any credit that had been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; and (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank. Both the Company and the Bank also agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company agreed that it would not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company could not incur, increase or guarantee any debt without prior regulatory approval and agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company and the Bank anticipate entering into an informal memorandum of understanding with the Reserve Bank and the Bureau with terms to be determined.

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Management and Written Agreement” for more information on the Company’s efforts to comply with the terms of the Written Agreement.

Note 15. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclassification	(6,197)	—	(6,197)
Reclassification adjustment for gains included in net income	(346)	—	(346)

Net current period other comprehensive (loss)	(6,543)	—	(6,543)

Balance at June 30, 2013	$(4,619)	$(1,488)	$(6,107)

Balance at December 31, 2011	$1,495	$(2,082)	$(587)
Other comprehensive income before reclassification	2,301	—	2,301
Reclassification adjustment for gains included in net income	(2,220)	—	(2,220)

Net current period other comprehensive income	81	—	81

Balance at June 30, 2012	$1,576	$(2,082)	$(506)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense. During the three and six months ended June 30, 2013 and 2012, the Company reported a gain on the sale of available for sale securities of $58 thousand and $525 thousand, compared to a gain of $832 thousand and $3.4 million, respectively; the tax effect of these transactions during the three and six months ended June 30, 2013 and 2012 was $20 thousand and $179 thousand, compared to $282 thousand and $1.1 million, respectively, which was included as a component of income tax expense.

Note 16. Subsequent Events

On July 1, 2013, the Company announced the expiration as of 5:00pm on June 28, 2013 of the subscription period for its previously announced $5.0 million rights offering (the “Rights Offering”). The Rights Offering resulted in an oversubscription and, as a result, on July 5, 2013, the Company received gross proceeds of $5.0 million from the issuance of 1,098,897 shares of common stock. After issuing the newly subscribed common shares, the Company had approximately 11.8 million total common shares outstanding.

Effective July 30, 2013, the Written Agreement was terminated by the Reserve Bank and the Bureau. The Company and the Bank anticipate entering into an informal memorandum of understanding with the Reserve Bank and the Bureau with terms to be determined.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends, the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the Written Agreement, the termination of the Written Agreement or the anticipated entry into a memorandum of understanding on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; (xi) statements regarding our 2013 Capital Initiative (discussed in detail under “2013 Capital Initiative and Strategic Initiatives” below) and business initiatives related to the capital initiative; (xii) statements regarding anticipated decreases in future FDIC assessments; and (xiii) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•

factors that adversely affect our capital and business initiatives (discussed in detail under “2013 Capital Initiative and Strategic Initiatives” below), including, without limitation, changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all; changes in market and interest rate conditions that adversely affect our ability to restructure our FHLB advances on advantageous terms;

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

•	the effects of our adjustments to the composition of our investment portfolio;

•	the impact of government intervention in the banking business;

•	an insufficient allowance for loan losses;

•	our ability to meet the capital requirements of our regulatory agencies;

•	changes in laws, regulations and the policies of federal or state regulators and agencies, including implementation of the Basel III Capital Rules;

•	adverse reactions in financial markets related to the budget deficit of the United States government;

•	changes in the interest rates affecting our deposits and our loans;

•	the loss of any of our key employees;

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

•	our entry into a memorandum of understanding and the terms thereof;

•

possible changes to our Board of Directors, including in connection with the previously announced private placements that closed on June 12, 2013 and deferred dividends on our Capital Purchase Program preferred stock; and

•	other circumstances, many of which are beyond our control.

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. The reader should refer to risks detailed under Part II, Item 1A. “Risk Factors” included in this Form 10-Q and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first six months of 2013, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery in our markets in recent periods. Much of the Company’s success during the first six months of 2013 is the direct result of our asset quality improvements, as the current interest rate environment, although slightly rising recently, continues to negatively impact our margin. The Company continues to execute on a plan which it believes is critical to its success in the near term including closely monitoring and aggressively addressing asset quality issues, containing noninterest expenses and lowering our cost of funding. The Company was able to achieve its goals related to this plan during the first six months of 2013 as we reduced nonperforming assets by 41.6% from December 31, 2012 to June 30, 2013, noninterest expenses by 3.1% year to date as compared to the same period in 2012, and lowered our cost of interest-bearing deposits to 0.70% for the second quarter of 2013, compared to 0.76% in the fourth quarter of 2012. With the close of the second quarter of 2013, the Company is reporting its tenth straight quarter of net income.

2013 Capital Initiative and Strategic Initiatives

On June 12, 2013, the Company closed on its previously disclosed private placements (the “Private Placements”) with certain institutional investors which raised aggregate gross proceeds of $45.0 million through Private Placements of approximately 4.6 million shares of common stock and 5.2 million shares of Series B Preferred Stock each at $4.55 per share. For more information, see Item 1. “Financial Statements,” under the heading “Note 11. Preferred Stock and Warrant.”

On July 1, 2013, the Company announced the expiration as of 5:00 pm on June 28, 2013 of the subscription period for its previously announced $5.0 million Rights Offering. The Rights Offering resulted in an oversubscription and, as a result, on July 5, 2013 the Company received gross proceeds of $5.0 million from the issuance of 1,098,897 shares of common stock. After issuing the newly subscribed common shares, the Company had approximately 11.8 million total common shares outstanding.

The Company intends to use the gross proceeds from the 2013 Capital Initiative (consisting of the Private Placements and Rights Offering) for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), the optimization of the Company’s balance sheet through the restructuring of FHLB advances and the eventual repurchase of the Series A Preferred Stock that was issued to Treasury through TARP. The Company anticipates that the Treasury may dispose of the Series A Preferred Stock through a public auction during the second half of 2013. During the remainder of 2013 the Company also plans to focus on online and mobile banking options offered to the Bank’s customers, including by introducing or improving the Bank’s portfolio of internet and mobile banking products and services. As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success.

Summary of 2013 Year to Date Operating Results and Financial Condition

During the six months ended June 30, 2013, net income was $1.8 million, an increase of $91 thousand or 5.5% over net income of $1.7 million for the same period of 2012. Even with this improvement, the Company’s earnings remain constrained due to the protracted low-interest rate environment, lingering credit quality issues, excess liquidity and a lack of loan demand resulting from the challenging economic climate, all of which contribute to compressing the Company’s net interest margin. The Company had another strong quarter liquidating our troubled assets, reducing our classified assets and improving our overall asset quality. The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction as of June 30, 2013 of nonperforming assets by 41.6% compared to December 31, 2012 and 56.2% compared to June 30, 2012 through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting asset dispositions. Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy, producing a ratio of allowance for loan losses to nonperforming loans of 250.84% at June 30, 2013 compared to 171.29% at December 31, 2012. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at June 30, 2013 to 1.06%, compared to 1.73% at December 31, 2012 while also reducing its ratio of nonperforming assets to total assets at June 30, 2013 to 0.87%. With an economic outlook consisting of modest growth, elevated unemployment and low interest rates in the near term, the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

The primary drivers for the Company’s results for the six months ended June 30, 2013 continue to be the overall compression of its margins, the elevated levels of the provision for loan losses over historical levels, the elevated levels of FDIC insurance premiums, professional and collection/repossession expenses related to past due loans and nonperforming assets and losses on the sale of and valuation adjustments on other real estate owned. Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the first six months of 2013 generated gains of $525 thousand, a significant decrease from gains of $3.4 million during the first six months of 2012. The Company experienced a decrease in the amount of net charge-offs during the first six months of 2013 when compared to the same period in 2012, while the provision for loan losses during the first six months of 2013 was down approximately 71.1% from the same period of 2012. This was due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the three months ended June 30, 2013, the following key points were significant factors in our reported results:

•	Provision for loan losses of $600 thousand compared to $1.3 million for the same period in 2012.

•	Net charge-offs of $2.3 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $4.6 million during the second quarter of 2013.

•	Gain on the sale of available for sale securities of $58 thousand resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $163 thousand from the same period in 2012.

•	Impairment losses of $133 thousand related to valuation adjustments on other real estate owned, compared to $292 thousand for the same period in 2012.

•	Losses of $118 thousand on the sale of other real estate owned, compared to $44 thousand for the same period in 2012.

•	Expenses related to FDIC insurance premiums of $596 thousand, compared to $587 thousand for the same period in 2012.

•	Expenses related to collection, repossession and other real estate owned of $126 thousand, compared to $350 thousand for the same period in 2012.

For the three months ended June 30, 2013 and 2012, the reported net income of $673 thousand and $848 thousand, respectively equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.11% for the three months ended June 30, 2013 which compares to ROA of 0.18% for the three months ended June 30, 2012.

•

On net income available to common shareholders, Annualized Return on Average Common Shareholders’ Equity (ROE) of 1.48% for the three months ended June 30, 2013 which compares to ROE of 2.62% for the three months ended June 30, 2012.

•	On a per share basis, the diluted and basic income per common share (EPS) is $0.04 for the three months ended June 30, 2013 which compares to an EPS of $0.08 for the three months ended June 30, 2012.

For the six months ended June 30, 2013, the following key points were significant factors in our reported results:

•	Provision for loan losses of $1.2 million compared to $4.2 million for the same period in 2012.

•	Net charge-offs of $3.7 million to write off uncollectible balances on nonperforming assets.

•	Decrease in nonperforming assets by $6.9 million during the first six months of 2013.

•	Gain on the sale of available for sale securities of $525 thousand resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.

•	Decrease in net interest income by $576 thousand from the same period in 2012.

•	Impairment losses of $143 thousand related to valuation adjustments on other real estate owned, compared to $907 thousand for the same period in 2012.

•	Losses of $155 thousand on the sale of other real estate owned, compared to $117 thousand for the same period in 2012.

•	Expenses related to FDIC insurance premiums of $1.2 million.

•	Expenses related to collection, repossession and other real estate owned of $252 thousand, compared to $655 thousand for the same period in 2012.

For the six months ended June 30, 2013 and 2012, the reported net income of $1.8 million and $1.7 million, respectively equate to the following performance metrics:

•

On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.19% for the six months ended June 30, 2013 which compares to ROA of 0.17% for the six months ended June 30, 2012.

•

On net income available to common shareholders, Annualized Return on Average Common Shareholders’ Equity (ROE) of 2.58% for the six months ended June 30, 2013 which compares to ROE of 2.53% for the six months ended June 30, 2012.

•

On a per share basis, the diluted and basic income per common share (EPS) is $0.14 and $0.15, respectively, for the six months ended June 30, 2013 which compares to diluted and basic EPS of $0.15 for the six months ended June 30, 2012.

Although the Company’s operating results improved slightly for the six months ended June 30, 2013, as compared to the same period of 2012, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. The Company believes that these initiatives, in combination with our 2013 Capital Initiative and related business strategies, will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Item 2 under the caption “Asset Quality”, the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs are likely. However, the Company believes that the loan loss reserves set aside during the first six months of 2013 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Capital Management and Written Agreement

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On May 15, 2013, the Company deferred its tenth consecutive dividend on the preferred stock issued to the Treasury. As of June 30, 2013, the Company had accumulated $3.0 million for dividends on the preferred stock. The Company has notified the Treasury that it is deferring the August 15, 2013 dividend on the preferred stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the Treasury (or any future holders of the Series A Preferred Stock) has the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right to elect directors.

The Company anticipates that the Treasury may dispose of the Series A Preferred Stock through a public auction during the second half of 2013.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable. During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company. As of June 30, 2013, the Company has deferred nine quarterly payments totaling $798 thousand for interest on the Junior Subordinated Debentures.

The actions to suspend and defer dividend and interest payments to preserve capital, while difficult, are necessary to ensure the financial strength of the Company. Despite the Company’s significant challenges over the last several years, the Company has maintained its regulatory well capitalized status and it believes that maintaining this status is critically important for the long-term value of the Company. As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore dividends on its common stock and Series A and Series B Preferred Stock, as well as interest payments on its Junior Subordinated Debentures.

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The purpose of this agreement was to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contained many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. The Written Agreement was terminated on July 30, 2013. The Company and the Bank anticipate entering into an informal memorandum of understanding with the Reserve Bank and the Bureau with terms to be determined.

The Company will continue to evaluate its capital management strategies during the remainder of 2013, including as related to executing the 2013 Capital Initiative and related strategic initiatives and deploying proceeds of the 2013 Capital Initiative.

Basel III Final Rules

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (the “Basel III Capital Rules”). The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations, and particularly as applied to CET1.

Under the Basel III Capital Rules, the initial minimum capital and leverage ratios as of January 1, 2015 will be as follows: 4.5% CET1 to risk-weighted assets; 6.0% Tier 1 capital to risk-weighted assets; 8.0% Total capital to risk-weighted assets; and 4.0% Tier 1 capital to average assets.

In addition to raising minimum capital and leverage ratios, the Basel III Capital Rules also establish a capital conservation buffer that is designed to absorb losses during periods of economic stress. The capital conservation buffer will be phased in from January 1, 2016 to January 1, 2019 in equal annual installments, and when fully implemented the capital conservation buffer will effectively add 2.5% to each of the minimum capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In particular, the Basel III Capital Rules increase risk weights that apply to past-due exposures and high volatility commercial real estate loans.

For a discussion of the risks posed by the Basel III Capital Rules, see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three and six months ended June 30, 2013 were primarily driven by the overall compression of its margins, as yields decreased on loans, the largest segment of earning assets, the elevated level of the provision for loan losses and FDIC insurance premiums over historical amounts, gains generated by sales of available for sale securities, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale of and valuation adjustments on other real estate owned. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to June 30, 2013 demonstrating our positive asset quality progress. The Company remains diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Item 2 under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2013 and 2012.

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

Net interest income, on a fully tax equivalent basis, decreased $125 thousand or 1.5% to $8.2 million for the three months ended June 30, 2013, down from $8.3 million for the three months ended June 30, 2012. Total average earning assets increased $24.9 million or 2.5% from $997.7 million for the three months ended June 30, 2012 to $1.02 billion for the same period of 2013. Total average interest-bearing liabilities increased $4.7 million or 0.5% from $850.5 million for the three months ended June 30, 2012 to $855.2 million for the same period of 2013. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impacts of declining loan balances, increased short term investments and decreasing yields on the Company’s loan portfolio, and partially offset by the Company’s expansion of its investment portfolio funded by excess liquidity and increasing yields on its investment portfolio driven by rebalancing efforts. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities. These shifts resulted in a decrease of 14 basis points in our net interest margin from 3.35% for the three months ended June 30, 2012 to 3.21% for the same period of 2013. The percentage of average earning assets to total average assets decreased slightly to 93.1% for the three months ended June 30, 2013, as compared to 93.6% for the same period of 2012.

Total interest income, on a fully tax equivalent basis, decreased $605 thousand from $11.3 million for the three months ended June 30, 2012 to $10.7 million for the same period of 2013. This was driven by a decline in the yield on interest earning assets from 4.56% for the three months ended June 30, 2012 to 4.20% for the same period of 2013, and partially offset by a slight increase in average earning assets over the same period. The decreased yield on earning assets was primarily the result of reduced yields on the loan portfolio, a significant decrease in average loan balances and a significant increase in short term investments.

Average total loan balances decreased $43.4 million from $717.9 million for the three months ended June 30, 2012 to $674.5 million for the same period of 2013. The yield on loans decreased to 5.38% for the second quarter of 2013 compared to 5.56% for the same period of 2012. This resulted in an $867 thousand drop in interest income generated by our largest earning asset category from the prior year’s income level to $9.1 million for the quarter ended June 30, 2013 compared to $9.9 million for the same period of 2012. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012. In addition, due to the historically low interest rate environment, although slightly rising in the latter portion of the second quarter of 2013, and intensified loan competition in our markets, loans are being originated at much lower yields which has contributed significantly to lower yields on the loan portfolio.

Average investment security balances increased $25.4 million from $263.8 million for the three months ended June 30, 2012 to $289.2 million for the same period of 2013. The yield on securities increased 13 basis points from 2.10% for the second quarter of 2012 to 2.23% for the second quarter of 2013. The higher yield resulted from investment portfolio restructurings, accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, in the prior period compared to the current period, and our decision to invest in the second quarter of 2013 in higher yielding, longer duration municipal securities. Average taxable investment securities increased $11.4 million from the second quarter of 2012 to the second quarter of 2013 and the yield on taxable securities increased from 1.96% for the three months ended June 30, 2012 to 2.04% for the same period of 2013, an increase of 8 basis points. Average tax exempt investment securities increased $14.7 million from the second quarter of 2012 to the second quarter of 2013 and the yield on tax exempt securities decreased from 4.59% for the three months ended June 30, 2012 to 3.80% for the same period of 2013, a drop of 79 basis points.

In addition to deploying excess liquidity into the securities portfolio, we also deploy a portion of our excess funds into short term investments. Average interest bearing deposits in other banks increased $43.1 million from $15.7 million for the second quarter of 2012 to $58.8 million for the same period of 2013, and average federal funds sold decreased $329 thousand to $114 thousand during the second quarter of 2013 compared to $443 thousand for the same period of 2012. This increase in excess funds was due to the overall increase in our average deposits and difficulty strategically deploying excess liquidity (including proceeds from the Private Placements) in the low interest rate environment including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our average excess funds increased $42.8 million from the second quarter of 2012 to the second quarter of 2013.

Average interest bearing deposits increased $4.5 million from $719.5 million for the second quarter of 2012 to $724.0 million for the second quarter of 2013. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense in the second quarter of 2013 related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $480 thousand from the second quarter of 2012 to the second quarter of 2013, as the total rate for average interest-bearing deposits fell from 0.95% for the three months ended June 30, 2012 to 0.68% for the same period of 2013, a drop of 27 basis points. Retail deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts) and savings accounts. The largest increase from the second quarter of 2012 to the same period of 2013 was in our NOW accounts with an increase of $19.5 million in average balance and a corresponding rate decrease of 19 basis points from 0.57% to 0.38% from the second quarter of 2012 to the second quarter of 2013. Our savings deposits had an increase of $5.7 million in average balance and a corresponding rate decrease of 12 basis points from 0.30% to 0.18% for the same periods. Average large dollar certificates of deposit decreased $1.9 million from $131.8 million during the second quarter of 2012 to $129.9 million during the second quarter of 2013 and the rate dropped 41 basis points from 1.73% in the second quarter of 2012 to 1.32% for the same period of 2013. The average balance of other certificates of deposit declined $18.8 million from $148.3 million during the second quarter of 2012 to $129.5 million for the same period of 2013, with a simultaneous 41 basis point drop in rate from 1.61% in the second quarter of 2012 to 1.20% for the same period of 2013.

Net interest income, on a fully tax equivalent basis, decreased $651 thousand or 3.8% to $16.3 million for the six months ended June 30, 2013, down from $16.9 million for the six months ended June 30, 2012. Total average earning assets increased $18.1 million or 1.8% from $999.5 million for the six months ended June 30, 2012 to $1.02 billion for the same period of 2013. Total average interest-bearing liabilities increased $947 thousand or 0.1% from $854.7 million for the six months ended June 30, 2012 to $855.6 million for the same period of 2013. The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, increased short term investments and decreasing yields on the Company’s loan portfolio and partially offset by the Company’s expansion of its investment portfolio funded by excess liquidity. The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities. These shifts resulted in a decrease of 18 basis points in our net interest margin from 3.40% for the six months ended June 30, 2012 to 3.22% for the same period of 2013. The percentage of average earning assets to total average assets decreased slightly to 93.4% for the six months ended June 30, 2013, as compared to 93.6% for the same period of 2012.

Total interest income, on a fully tax equivalent basis, decreased $1.7 million from $23.0 million for the six months ended June 30, 2012 to $21.3 million for the same period of 2013. This was driven by a decline in the yield on interest earning assets from 4.63% for the six months ended June 30, 2012 to 4.22% for the same period of 2013, and partially offset by a increase in average earning assets over the same period. The decreased yield on earning assets was primarily the result of reduced yields on the loan portfolio, a significant decrease in average loan balances and a significant increase in short term investments.

Average total loan balances decreased $49.7 million from $724.0 million for the six months ended June 30, 2012 to $674.3 million for the same period of 2013. The yield on loans decreased to 5.39% for the first six months of 2013 compared to 5.58% for the same period of 2012. This resulted in a $2.1 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $18.0 million for the six months ended June 30, 2013 compared to $20.1 million for the same period of 2012. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012.

Average investment security balances increased $33.1 million from $255.5 million for the six months ended June 30, 2012 to $288.6 million for the same period of 2013. While the average investment securities balance increased, the yield on securities remained constant at 2.27% for the first six months of 2013 and 2012. Average taxable investment securities increased $42.0 million from the first six months of 2012 to the first six months of 2013 and the yield on taxable securities increased from 1.95% for the six months ended June 30, 2012 to 2.10% for the same period of 2013, an increase of 15 basis points. Average tax exempt investment securities decreased $8.3 million from the first six months of 2012 to the first six months of 2013 and the yield on tax exempt securities decreased from 4.52% for the six months ended June 30, 2012 to 3.86% for the same period of 2013, a drop of 66 basis points.

Average interest bearing deposits in other banks increased $34.8 million from $19.7 million for the first six months of 2012 to $54.5 million for the same period of 2013, while average federal funds sold decreased $78 thousand to $234 thousand during the first six months of 2013 compared to $312 thousand for the same period of 2012. This increase in excess funds was due to the difficulty in the low rate environment of strategically deploying excess liquidity (including proceeds from the Private Placements) including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our excess funds increased $34.7 million from the first six months of 2012 to the first six months of 2013.

Average interest bearing deposits increased $580 thousand from $723.9 million for the first six months of 2012 to $724.5 million for the first six months of 2013. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense in the first six months of 2013 related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $1.0 million from the first six months of 2012 to the same period of 2013, as the total rate for average interest-bearing deposits fell from 0.98% for the six months ended June 30, 2012 to 0.70% for the same period of 2013, a drop of 28 basis points. Retail deposits continued to shift from higher priced certificates of deposit to lower priced NOW and savings accounts. The largest increase from the first six months of 2012 to the same period of 2013 was in our NOW accounts with an increase of $21.1 million in average balance and a corresponding rate decrease of 18 basis points from 0.57% to 0.39% from the first six months of 2012 to the same period of 2013. Our savings deposits had an increase of $5.3 million in average balance and a corresponding rate decrease of 12 basis points from 0.30% to 0.18% for the same periods. Our average money market savings accounts had a decrease of $1.6 million and a corresponding rate decrease of 9 basis points from 0.53% to 0.44% for the same periods. Average large dollar certificates of deposit decreased $5.2 million from $133.5 million during the first six months of 2012 to $128.3 million during the first six months of 2013 and the rate dropped 42 basis points from 1.77% in the first six months of 2012 to 1.35% for the same period of 2013. The average balance of other certificates of deposit declined $19.0 million from $150.3 million during the first six months of 2012 to $131.3 million for the same period of 2013, with a simultaneous 41 basis point drop in rate from 1.65% in the first six months of 2012 to 1.24% for the same period of 2013.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

		Three Months Ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$257,275	$1,307	2.04%	$245,880	$1,200	1.96%
Restricted securities	8,949	83	3.72%	9,566	79	3.32%
Tax exempt, available for sale (2)	22,988	218	3.80%	8,322	95	4.59%

Total securities	289,212	1,608	2.23%	263,768	1,374	2.10%
Interest bearing deposits in other banks	58,826	40	0.27%	15,665	12	0.31%
Federal funds sold	114	—	0.00%	443	—	0.00%
Loans, net of unearned income (3)	674,528	9,052	5.38%	717,860	9,919	5.56%

Total earning assets	1,022,680	10,700	4.20%	997,736	11,305	4.56%
Less allowance for loan losses	(18,992)			(23,576)
Total non-earning assets	94,736			91,502

Total assets	$1,098,424			$1,065,662

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$246,254	$234	0.38%	$226,727	$324	0.57%
Savings	90,779	40	0.18%	85,095	64	0.30%
Money market savings	127,579	134	0.42%	127,657	156	0.49%
Large dollar certificates of deposit (4)	129,854	428	1.32%	131,781	566	1.73%
Other certificates of deposit	129,523	390	1.21%	148,254	592	1.61%

Total interest-bearing deposits	723,989	1,226	0.68%	719,514	1,702	0.95%
Federal funds purchased and repurchase agreements	3,432	5	0.58%	2,822	6	0.86%
Short-term borrowings	—	—	0.00%	385	—	0.00%
Long-term borrowings	117,500	1,187	4.05%	117,500	1,188	4.07%
Trust preferred debt	10,310	87	3.38%	10,310	89	3.47%

Total interest-bearing liabilities	855,231	2,505	1.17%	850,531	2,985	1.41%
Noninterest-bearing liabilities
Demand deposits	126,706			111,911
Other liabilities	7,261			6,673

Total liabilities	989,198			969,115
Shareholders’ equity	109,226			96,547

Total liabilities and shareholders’ equity	$1,098,424			$1,065,662

Net interest income (2)		$8,195			$8,320

Interest rate spread (2)(5)			3.03%			3.15%
Interest expense as a percent of average earning assets			0.98%			1.20%
Net interest margin (2)(6)			3.21%			3.35%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $67 adjustment for 2013 and a $29 adjustment in 2012.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

(dollars in thousands)

		Six Months Ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Securities
Taxable, available for sale	$261,544	$2,729	2.10%	$219,564	$2,134	1.95%
Restricted securities	9,088	169	3.75%	9,664	156	3.25%
Tax exempt, available for sale (2)	17,968	344	3.86%	26,271	591	4.52%

Total securities	288,600	3,242	2.27%	255,499	2,881	2.27%
Interest bearing deposits in other banks	54,514	65	0.24%	19,695	26	0.27%
Federal funds sold	234	—	0.00%	312	—	0.00%
Loans, net of unearned income (3)	674,306	18,008	5.39%	724,009	20,103	5.58%

Total earning assets	1,017,654	21,315	4.22%	999,515	23,010	4.63%
Less allowance for loan losses	(19,674)			(24,058)
Total non-earning assets	91,764			92,367

Total assets	$1,089,744			$1,067,824

Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$245,404	$470	0.39%	$224,312	$641	0.57%
Savings	89,529	80	0.18%	84,221	125	0.30%
Money market savings	129,950	283	0.44%	131,511	349	0.53%
Large dollar certificates of deposit (4)	128,327	859	1.35%	133,535	1,173	1.77%
Other certificates of deposit	131,262	808	1.24%	150,313	1,233	1.65%

Total interest-bearing deposits	724,472	2,500	0.70%	723,892	3,521	0.98%
Federal funds purchased and repurchase agreements	3,363	10	0.60%	2,803	13	0.93%
Short-term borrowings	—	—	0.00%	193	—	0.00%
Long-term borrowings	117,500	2,361	4.05%	117,500	2,375	4.06%
Trust preferred debt	10,310	174	3.40%	10,310	180	3.51%

Total interest-bearing liabilities	855,645	5,045	1.19%	854,698	6,089	1.43%
Noninterest-bearing liabilities
Demand deposits	122,171			110,043
Other liabilities	7,226			6,556

Total liabilities	985,042			971,297
Shareholders’ equity	104,702			96,527

Total liabilities and shareholders’ equity	$1,089,744			$1,067,824

Net interest income (2)		$16,270			$16,921

Interest rate spread (2)(5)			3.03%			3.20%
Interest expense as a percent of average earning assets			1.00%			1.23%
Net interest margin (2)(6)			3.22%			3.40%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $105 adjustment for 2013 and a $180 adjustment in 2012.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three and six months ended June 30, 2013 and 2012:

Table 2: Noninterest Income

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Service charges and fees on deposit accounts	$729	$790
Debit/credit card fees	375	361
Gain on sale of available for sale securities, net	58	832
Gain on sale of bank premises and equipment	25	—
Other operating income	263	199

Total noninterest income	$1,450	$2,182

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Service charges and fees on deposit accounts	$1,495	$1,559
Debit/credit card fees	708	680
Gain on sale of available for sale securities, net	525	3,363
Gain on sale of bank premises and equipment	26	—
Other operating income	644	487

Total noninterest income	$3,398	$6,089

Noninterest income for the three months ended June 30, 2013 was $1.5 million, a decrease of $732 thousand or 33.5% over the noninterest income of $2.2 million for the same period of 2012. The decrease in this component was caused by the following events:

•

Sales of available for sale securities generated net gains of $58 thousand for the second quarter of 2013, a decrease of $774 thousand or 93.0% from net gains of $832 thousand for the second quarter of 2012. During the first quarter and continuing into the second quarter of 2012 the Company began to strategically adjust the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the second quarter of 2012, many of which were in an unrealized gain position at the time of sale, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. Many of these securities were in an unrealized gain position at the time of sale due to the low interest rate environment during the first half of 2012, which was principally due to economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. During the second quarter of 2013, the Company continued to adjust the composition of its investment portfolio and will continue to strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2013;

•

Service charges and fees on deposit accounts were $729 thousand for the second quarter of 2013, a decrease of $61 thousand or 7.7% from $790 thousand for the second quarter of 2012, and were driven by a 7.2% decrease in non-sufficient funds (or “NSF”) fees; and

•

Other operating income was $263 thousand for the second quarter of 2013, an increase of $64 thousand or 32.2% over the $199 thousand for the second quarter of 2012, and was driven by a 46.4% increase in investment services income, a 47.4% increase in income from bank owned life insurance due to our additional $10.0 million investment in the second quarter of 2013, and partially offset by a 10.6% increase in write downs of our investments in community and housing development funds.

Noninterest income for the six months ended June 30, 2013 was $3.4 million, a decrease of $2.7 million or 44.2% over the noninterest income of $6.1 million for the same period of 2012. The decrease in this component was caused by the following events:

•

Sales of available for sale securities generated net gains of $525 thousand in the first six months of 2013, a decrease of $2.8 million or 84.4% from net gains of $3.4 million for the first six months of 2012. As discussed above, during the first six months of 2012 the Company began to strategically adjust the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the first six months of 2012, many of which were in an unrealized gain position at the time of sale, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. Many of these securities were in an unrealized gain position at the time of sale due to the low interest rate environment during the first half of 2012, which was principally due to economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. During the first six months of 2013, the Company continued to adjust the composition of its investment portfolio and will continue to strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2013;

•

Service charges and fees on deposit accounts were $1.5 million for the first six months of 2013, a decrease of $64 thousand or 4.1% from $1.6 million for the first six months of 2012, and were driven by a 5.2% decrease in NSF fees; and

•

Other operating income was $644 thousand for the first six months of 2013, an increase of $157 thousand or 32.2% from $487 thousand for the first six months of 2012, and was driven by a 66.7% increase in investment services income, a 24.8% increase in income from bank owned life insurance due to our additional $10.0 million investment in the second quarter of 2013 and a 124.6% increase in income from sales of insurance products through the Company’s insurance subsidiary.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three and six months ended June 30, 2013 and 2012:

Table 3: Noninterest Expense

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Salaries and employee benefits	$4,146	$3,814
Occupancy and equipment expenses	1,271	1,240
Telephone	310	269
FDIC expense	596	587
Consultant fees	213	212
Collection, repossession and other real estate owned	126	350
Marketing and advertising	246	179
Loss on sale of other real estate owned	118	44
Impairment losses on other real estate owned	133	292
Other operating expenses	1,046	1,137

Total noninterest expenses	$8,205	$8,124

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Salaries and employee benefits	$8,295	$7,714
Occupancy and equipment expenses	2,527	2,511
Telephone	565	576
FDIC expense	1,183	1,175
Consultant fees	429	386
Collection, repossession and other real estate owned	252	655
Marketing and advertising	480	421
Loss on sale of other real estate owned	155	117
Impairment losses on other real estate owned	143	907
Other operating expenses	2,132	2,213

Total noninterest expenses	$16,161	$16,675

Noninterest expense for the three months ended June 30, 2013 was $8.2 million, an increase of $81 thousand or 1.0% over the noninterest expense of $8.1 million for the same period of 2012. The increase in this component was caused by the following events:

•

Salaries and employee benefits were $4.1 million for the second quarter of 2013, an increase of $332 thousand or 8.7% from $3.8 million for the same period of 2012. This increase was due to annual merit increases, lower deferred compensation on loan originations and an increase in group term insurance costs;

•

Collection, repossession and other real estate owned expenses were $126 thousand for the second quarter of 2013, a decrease of $224 thousand or 64.0% from $350 thousand for the same period of 2012. The decrease in these expenses was due to the overall decrease in the carrying balance of OREO as well as the amount of nonperforming loans and classified assets;

•

Marketing and advertising expenses were $246 thousand for the second quarter of 2013, an increase of $67 thousand or 37.4% from $179 thousand for the same period of 2012. This increase was primarily due to the Company engaging in increased media advertising during the second quarter of 2013 compared to the second quarter of 2012;

•	Losses on the sale of other real estate owned were $118 thousand for the second quarter of 2013, an increase of $74 thousand or 168.2% from losses of $44 thousand for the same period of 2012; and

•

Impairment losses related to valuation adjustments on OREO were $133 thousand for the second quarter of 2013, a decrease of $159 thousand from losses of $292 thousand for the same period of 2012, as OREO balances have declined during 2013 and real estate prices in our markets have continued to stabilize in the second quarter of 2013.

Noninterest expense for the six months ended June 30, 2013 was $16.2 million, a decrease of $514 thousand or 3.1% over the noninterest expense of $16.7 million for the same period of 2012. The decrease in this component was caused by the following events:

•

Salaries and employee benefits were $8.3 million for the first six months of 2013, an increase of $581 thousand or 7.5% from $7.7 million for the first six months of 2012 and were due to the factors mentioned in the quarterly analysis above;

•

Collection, repossession and other real estate owned expenses were $252 thousand for the first six months of 2013, a decrease of $403 thousand or 61.5% from $655 thousand for the first six months of 2012 and was due to the factors mentioned in the quarterly analysis above;

•	Losses on the sale of other real estate owned were $155 thousand for the first six months of 2013, an increase of $38 thousand or 32.5% from losses of $117 thousand for the same period of 2012; and

•

Impairment losses related to valuation adjustments on OREO were $143 thousand for the first six months of 2013, a decrease of $764 thousand or 84.2% from losses of $907 thousand for the same period of 2012, as the Company aggressively addressed other real estate owned as part of its overall credit quality initiative during the first six months of 2012, resulting in significant impairments on certain assets within the Company’s other real estate owned portfolio during the first half of 2012.

In connection with the termination of the Written Agreement, the Company anticipates that future FDIC assessments will be lower than assessment levels in recent periods, which will contribute to reducing the Company’s level of noninterest expense in future periods.

Income Taxes

The Company recorded income tax expense of $100 thousand for the three months ended June 30, 2013, compared to an income tax expense of $243 thousand for the same period of 2012, reflecting a $143 thousand decrease in income tax expense. The decrease in income tax expense from the second quarter of 2012 to the same period of 2013 was primarily the result of the Company’s pretax income decreasing by approximately $318 thousand and an increase in the amount of tax-exempt income on investment securities during the second quarter of 2013 as the Company had rebalanced its securities portfolio during the quarter.

The Company recorded income tax expense of $449 thousand for the six months ended June 30, 2013, compared to an income tax expense of $335 thousand for the same period in 2012, reflecting a $114 thousand increase in income tax expense. The increase in income tax expense from the first six months of 2012 to the same period of 2013 was primarily the result of the Company’s pretax income increasing by approximately $205 thousand and a reduction in the amount of tax-exempt income on investment securities as the Company had rebalanced its securities portfolio during the first half of 2012.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4: Allowance for Loan Losses

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Average loans outstanding*	$674,306	$724,009

Allowance for loan losses, January 1	$20,338	$24,102
Charge-offs:
Commercial, industrial and agricultural	(559)	(834)
Real estate - one to four family residential:
Closed end first and seconds	(269)	(783)
Home equity lines	(58)	(514)
Real estate - construction:
One to four family residential	(51)	(4)
Other construction, land development and other land	(950)	(1,618)
Real estate - non-farm, non-residential:
Owner occupied	(449)	(852)
Non-owner occupied	(1,534)	(1,506)
Consumer	(75)	(291)
Other	(72)	(48)

Total loans charged-off	(4,017)	(6,450)
Recoveries:
Commercial, industrial and agricultural	102	391
Real estate - one to four family residential:
Closed end first and seconds	33	10
Home equity lines	1	—
Real estate - construction:
One to four family residential	31	30
Other construction, land development and other land	67	1
Real estate - non-farm, non-residential:
Owner occupied	—	117
Non-owner occupied	—	409
Consumer	58	79
Other	20	19

Total recoveries	312	1,056

Net charge-offs	(3,705)	(5,394)
Provision for loan losses	1,200	4,158

Allowance for loan losses, June 30	$17,833	$22,866

Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	2.66%	3.20%
Ratio of annualized net charge-offs to average loans outstanding during the period	1.11%	1.50%

*	Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $600 thousand and $1.2 million, respectively for the three and six months ended June 30, 2013, as compared to $1.3 million and $4.2 million, respectively for the same periods of 2012. Net charge-offs for the three and six months ended June 30, 2013 were $2.3 million and $3.7 million, respectively as compared to $1.5 million and $5.4 million, respectively for the same three and six month periods of 2012. This represents, on an annualized basis, 1.36% and 1.11% of average loans outstanding for the three and six months ending June 30, 2013 and 0.86% and 1.50% of average loans outstanding for the same periods of 2012. The contribution to the provision in the first six months of 2013 and 2012 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions, both nationally and in our markets, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods.

Net charge-offs decreased $1.7 million, or 31.3%, from the six months ended June 30, 2012 to the same period of 2013 due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. However, net charge-offs remain elevated when compared to historical levels as the Company has aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at June 30, 2013 was $17.8 million, compared with $20.3 million at December 31, 2012. This represented 2.66% of period end loans at June 30, 2013, compared with 2.97% of year end loans at December 31, 2012.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2013		2012
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$2,368	7.30%	$2,340	7.58%
Real estate - one to four family residential:
Closed end first and seconds	3,163	33.77%	2,876	34.91%
Home equity lines	768	14.70%	720	14.56%
Real estate - multifamily residential	60	2.38%	62	2.31%
Real estate - construction:
One to four family residential	293	2.85%	419	2.96%
Other construction, land development and other land	2,320	3.43%	3,897	5.04%
Real estate - farmland	30	1.15%	41	1.25%
Real estate - non-farm, non-residential:
Owner occupied	5,205	19.04%	5,092	17.50%
Non-owner occupied	2,793	12.23%	4,093	10.48%
Consumer	244	2.73%	215	2.94%
Other	589	0.42%	583	0.47%

Total allowance for loan losses	$17,833	100.00%	$20,338	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2013 and December 31, 2012 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of June 30, 2013, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the six months ended June 30, 2013 and the year ended December 31, 2012:

Table 6: Nonperforming Assets

(dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans*	$7,110	$11,874
Loans past due 90 days and accruing interest	—	—

Total nonperforming loans	7,110	11,874
Other real estate owned	2,594	4,747

Total nonperforming assets	$9,704	$16,621

Nonperforming assets to total loans and other real estate owned	1.44%	2.41%
Allowance for loan losses to nonaccrual loans	250.84%	171.29%
Net charge-offs to average loans for the period	1.11%	1.32%
Allowance for loan losses to period end loans	2.66%	2.97%

*	Includes $3.0 million and $5.1 million in nonaccrual TDRs at June 30, 2013 and December 31, 2012, respectively.

The following table presents the change in the OREO balance for the six months ended June 30, 2013 and 2012:

Table 7: OREO Changes

	June 30,
(dollars in thousands)	2013	2012
Balance at the beginning of period, gross	$5,558	$8,729
Transfers from loans	1,095	2,885
Capitalized costs	—	—
Sales proceeds	(2,950)	(1,961)
Previously recognized impairment losses on disposition	—	(374)
(Loss) on disposition	(155)	(117)

Balance at the end of period, gross	3,548	9,162
Less valuation allowance	(954)	(1,936)

Balance at the end of period, net	$2,594	$7,226

The following table presents the change in the valuation allowance for OREO for the six months ended June 30, 2013 and 2012:

Table 8: OREO Valuation Allowance Changes

	June 30,
(dollars in thousands)	2013	2012
Balance at the beginning of period	$811	$1,403
Valuation allowance	143	907
Charge-offs	—	(374)
Recoveries	—	—

Balance at the end of period	$954	$1,936

Nonperforming assets were $9.7 million or 1.44% of total loans and other real estate owned at June 30, 2013 compared to $16.6 million or 2.41% at December 31, 2012. Although nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and decreased by $6.9 million during the first six months of 2013, this number increased from 2007 through 2010 as a result of the continued challenging economic conditions which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 250.84% of nonaccrual loans at June 30, 2013, compared to 171.29% at December 31, 2012. Nonperforming loans decreased $4.8 million or 40.1% during the six months ended June 30, 2013 to $7.1 million, with $4.2 million of this decline occurring in the second quarter of 2013.

Nonaccrual loans were $7.1 million at June 30, 2013, a decrease of $4.8 million or 40.1% from $11.9 million at December 31, 2012. Of the current $7.1 million in nonaccrual loans, $6.7 million or 94.8% is secured by real estate in our market area. Of these real estate secured loans, $4.4 million are residential real estate, $974 thousand are real estate construction, $185 thousand are farmland, and $1.1 million are commercial properties.

As of June 30, 2013 and December 31, 2012, there were no loans past due 90 days and still accruing interest.

Other real estate owned, net of valuation allowance at June 30, 2013 was $2.6 million, a decrease of $2.1 million or 45.4% from $4.7 million at December 31, 2012. The balance at June 30, 2013 was comprised of 11 properties of which $847 thousand are residential real estate and $1.7 million are real estate construction properties. During the six months ended June 30, 2013, new foreclosures included ten properties totaling $1.1 million transferred from loans. Sales of fourteen other real estate owned properties for the six months ended June 30, 2013 resulted in a net loss of $155 thousand. At June 30, 2013, there were two properties totaling $94 thousand under contract for sale. Subsequent to June 30, 2013, one of the properties under contract for sale at June 30, 2013 sold resulting in a net gain of approximately $1 thousand that will be recognized in the third quarter of 2013. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $143 thousand in its consolidated statement of income for the six months ended June 30, 2013, due to valuation adjustments on other real estate owned properties as compared to $907 thousand for the same period of 2012. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $4.6 million, or 64.1%, decrease in other real estate owned from June 30, 2012 to June 30, 2013. For more information on asset disposition strategies related to our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 2.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at June 30, 2013 and December 31, 2012 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At June 30, 2013, the balance of impaired loans was $40.8 million, for which there were specific valuation allowances of $4.3 million. At December 31, 2012, the balance of impaired loans was $41.7 million, for which there were specific valuation allowances of $5.2 million. The average balance of impaired loans was $43.4 million for the six months ended June 30, 2013, compared to $48.4 million for the year ended December 31, 2012. The Company’s impaired loans have declined when comparing the June 30, 2013 period to the December 31, 2012 period, but impaired loans remain elevated since 2008 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at June 30, 2013 and December 31, 2012:

Table 9: Troubled Debt Restructurings (TDRs)

(dollars in thousands)	June 30, 2013	December 31, 2012
Performing TDRs	$5,209	$4,433
Nonaccrual TDRs*	3,011	5,089

Total TDRs	$8,220	$9,522

*	Included in nonaccrual loans in Table 6: Nonperforming Assets .

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At June 30, 2013, the Company had total assets of $1.1 billion, an increase of $40.3 million or 3.7% from $1.1 billion at December 31, 2012. The increase in total assets was principally the result of increases in interest bearing deposits with banks, deposits, borrowings and total shareholders’ equity (primarily attributable to the closing of the private placements during the second quarter of 2013), and partially offset by decreases in cash and short-term investments, securities available for sale and loans as detailed in the following schedule.

Table 10: Balance Sheet Changes

(dollars in thousands)	June 30, 2013	December 31, 2012	Change $	Change %
Total assets	$1,115,804	$1,075,553	$40,251	3.7%
Cash and short-term investments	15,520	16,762	(1,242)	-7.4%
Interest bearing deposits with banks	72,881	29,837	43,044	144.3%
Securities available for sale, at fair value	275,790	276,913	(1,123)	-0.4%
Total loans	671,354	684,668	(13,314)	-1.9%
Total deposits	842,271	838,373	3,898	0.5%
Total borrowings	131,141	130,752	389	0.3%
Total shareholders’ equity	135,149	99,711	35,438	35.5%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio entirely consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $275.8 million at June 30, 2013, reflecting a decrease of $1.1 million or 0.4% from $276.9 million at December 31, 2012. The valuation allowance for the available for sale portfolio had an unrealized (loss), net of tax benefit, of $(4.6) million at June 30, 2013 compared with an unrealized gain, net of tax expense, of $1.9 million at December 31, 2012. These unrealized (losses) as of June 30, 2013 are principally due to current financial market conditions for these types of investments particularly changes in interest rates which rose between December 31, 2012 and June 30, 2013 causing bond prices to decline.

The slight decrease in the investment portfolio during the first six months of 2013 was the result of mark-to-market adjustments related to increases to the mid to long term interest rate curve, primarily late in the second quarter of 2013. Unrealized losses on investment securities were $7.0 million at June 30, 2013, compared to unrealized gains of $2.9 million at December 31, 2012. Management continues to restructure the composition of our securities portfolio to strategically deploy excess cash into investment securities as investment opportunities are available; due to a lack of suitable investment opportunities, a portion of our excess funding remains in lower yielding interest bearing deposits with banks. In the first six months of 2013, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 25.4% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. During the second quarter of 2013, management purchased additional investment securities issued by state and political subdivisions, as these securities offered a higher yield over a longer duration than other investment opportunities available in the second quarter. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of June 30, 2013 and December 31, 2012, our investment portfolio was 24.7% and 25.8%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $671.4 million at June 30, 2013, a decrease of $13.3 million or 1.9% from $684.7 million at December 31, 2012. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, additional charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $842.3 million as of June 30, 2013, an increase of $3.9 million or 0.5% from $838.4 million as of December 31, 2012. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

(dollars in thousands)	June 30, 2013	December 31, 2012	Change $	Change %
Noninterest-bearing deposits	$127,387	$116,717	$10,670	9.1%

Interest-bearing deposits:
Demand deposits	$246,012	$245,833	$179	0.1%
Money market deposits	124,078	128,438	(4,360)	-3.4%
Savings deposits	91,226	86,868	4,358	5.0%
Time deposits	253,568	260,517	(6,949)	-2.7%

Total interest-bearing deposits	$714,884	$721,656	$(6,772)	-0.9%

During the first six months of 2013, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity interest-bearing and noninterest-bearing retail deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the overall increase in total deposits, which occurred in our noninterest-bearing and interest-bearing demand and savings deposits, with the largest increases coming in our noninterest-bearing demand and interest-bearing savings, during the six months ended June 30, 2013, is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. At June 30, 2013 and December 31, 2012, the Company had $32.5 million and $28.6 million in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these broker certificates of deposits also include deposits under the CDARS program.

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

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $131.1 million at June 30, 2013, an increase of $389 thousand or 0.3% from $130.8 million at December 31, 2012. The slight increase in borrowings was due to an increase in customer repurchase agreements during the first six months of 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

As of June 30, 2013, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

On June 12, 2013, the Company closed on its previously discussed Private Placements that contributed gross proceeds of approximately $45.0 million to our liquidity. As mentioned under Item 1. “Financial Statements,” under the heading “Note 16. Subsequent Events,” on July 1, 2013, the Company announced the expiration as of 5:00pm on June 28, 2013 of the subscription period for its previously announced $5.0 million Rights Offering. The Rights Offering resulted in an oversubscription and, as a result, on July 5, 2013, the Company received from its Rights Offering gross proceeds of approximately $5.0 million which will contribute to our liquidity in the third quarter of 2013. The Company expects to deploy a significant portion of these proceeds to execute the related business initiatives. For more information on our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 2.

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

Cash, cash equivalents and federal funds sold totaled $88.4 million as of June 30, 2013 compared to $46.6 million as of December 31, 2012. At June 30, 2013, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $296.6 million or 26.6% of total assets, compared to $217.7 million or 20.2% of total assets at December 31, 2012.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $6.8 million, net cash used in investing activities was $9.5 million and net cash provided by financing activities was $44.5 million for the six months ended June 30, 2013. Combined, this contributed to a $41.8 million increase in cash and cash equivalents for the six months ended June 30, 2013.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $182.2 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $64.8 million at June 30, 2013. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $66.0 million at June 30, 2013.

As of June 30, 2013, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2013, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2013, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

On February 17, 2011, the Company entered into a Written Agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this Written Agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Item 1. “Financial Statements,” under the heading “Note 14. Formal Written Agreement” and under “Executive Overview” of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators. For further information about these final rules, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Basel III Final Rules” in this Quarterly Report on Form 10-Q.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three and six months ended June 30, 2013 and 2012, no cash dividends have been paid from the Bank to the Company.

For the three and six months ended June 30, 2013 and 2012, the Company paid out no cash dividends to common shareholders.

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

On May 15, 2013, the Company deferred its tenth consecutive dividend on the Series A Preferred Stock issued to the Treasury. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends are reflected as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income. As of June 30, 2013, the Company had accumulated $3.0 million for dividends on the Series A Preferred Stock. The Company has notified the Treasury that it is deferring the August 15, 2013 dividend on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the Treasury (or any future holders of the Series A Preferred Stock) has the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right.

On February 17, 2011, the Company entered into a Written Agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this Written Agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. The Company and the Bank anticipate entering into an informal memorandum of understanding with the Reserve Bank and the Bureau with terms to be determined.

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

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of June 30, 2013 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors

An investment in our common stock involves significant risks inherent to the Company’s business. Like other bank holding companies, we are subject to a number of risks, many of which are outside of our control. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition, results of operations and prospects could be harmed. These risks are not the only ones that we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general and us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations and prospects. Readers should consider carefully the following important risks, in conjunction with the other information in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including our consolidated financial statements and related notes, in evaluating us, our business and an investment in our securities.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At June 30, 2013, approximately 89.6% of the Company’s $671.4 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a greater deterioration in market value of collateral, or a greater decline in local employment rates or economic conditions, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company may have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

Offerings of our securities and other potential capital strategies or the conversion of shares of our Series B Preferred Stock into common stock could dilute your investment or otherwise affect your rights as a shareholder.

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

In addition, the conversion of shares of our Series B Preferred Stock into common stock would dilute the voting power of our then-outstanding shares of common stock.

We cannot predict or estimate the amount, timing, or nature of our future securities offerings or other capital initiatives or whether, when or how many shares of our Series B Preferred Stock will be converted into shares of common stock. Thus, our shareholders bear the risk of our future offerings or future conversions of shares of our Series B Preferred Stock diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of our common stock.

Castle Creek and GCP Capital are substantial holders of our common stock.

Castle Creek holds approximately 9.0% of our common stock and approximately 30.0% of our combined common stock and Series B Preferred Stock. GCP Capital holds approximately 9.0% of our common stock and approximately 13.2% of our combined common stock and Series B Preferred Stock. Pursuant to the terms of the Securities Purchase Agreements entered into with Castle Creek and GCP Capital in the Private Placements, Castle Creek and GCP Capital each have a right to appoint a representative on our Board of Directors and on the Bank’s board of directors. Castle Creek and GCP Capital may have individual economic interests that are different from the other’s interests and different from the interests of our other shareholders.

We may not be able to fully execute on our business initiatives related to the Private Placements and the Rights Offering, which could have a material adverse effect on our financial condition or results of operations.

We intend to use a significant portion of the gross proceeds from the Private Placements and the Rights Offering to strengthen our balance sheet so that we can pursue the following business strategies: (a) the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), (b) the optimization of our balance sheet through the restructuring of FHLB advances, and (c) the eventual exit from the Written Agreement and repurchase of our Series A Preferred Stock that we issued to Treasury through its Capital Purchase Program, subject in both instances to the approval of state and federal banking regulators.

There are significant costs, risks and uncertainties associated with the development, implementation and execution of these business strategies, including the investment of time and resources, the possibility that these strategies will be less successful or beneficial than anticipated, and the risk of additional liabilities associated with these strategies. Our potential inability to successfully execute these business strategies could have a material adverse effect on our business, financial condition or results of operations. We expect our non-interest expense to increase in connection with the Private Placements and the Rights Offering and executing these business strategies, and we may incur some or all of these costs in advance of realizing improved financial condition and results of operations as a result of these strategies.

We have a concentration of credit exposure in acquisition and development real estate loans.

At June 30, 2013, we have approximately $42.1 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 6.3% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The Basel III capital framework will require higher levels of capital and liquid assets, which could adversely affect the Company’s net income and return on equity.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (or the Basel III Capital Rules). For further information about these final rules, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Basel III Final Rules” in this Quarterly Report on Form 10-Q.

The Basel III Capital Rules, when implemented by the U.S. banking agencies and fully phased-in, represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. These rules will require bank holding companies and their subsidiaries, such as the Company and the Bank, to dedicate more resources to capital planning and regulatory compliance, and maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The rules will also require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and will likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to certain types of loans and securities. As a result, we may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, or change the way we manage past-due exposures.

Due to the changes to bank capital levels and the calculation of risk-weighted assets , many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. If the Basel III Capital Rules require the Company to access the capital markets in this manner, or similarly limit the Bank’s operations and activities, the Basel III Capital Rules would have a detrimental effect on our net income and return on equity and limit the products and services we provide to our customers.

The Company is not paying dividends on its common stock or Series B Preferred Stock and is deferring distributions on its Series A Preferred Stock, and is otherwise restricted from paying cash dividends on its common stock and Series B Preferred Stock. The failure to resume paying dividends and distributions may adversely affect the Company and has provided board appointment rights to the holders of our Series A Preferred Stock.

The Company historically paid quarterly dividends before suspending dividend payments on its common stock in the first quarter of 2011. There is no assurance that the Company will resume paying cash common dividends. Even if the Company resumes paying common dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s Series A Preferred Stock currently held by the Treasury. All dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our Board of Directors may deem relevant.

Further, on May 15, 2013, the Company deferred its tenth consecutive dividend on the Series A Preferred Stock issued to the Treasury, and the Company has notified the Treasury that it will be deferring its eleventh consecutive dividend that is payable on August 15, 2013. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of May 15, 2013, the Company had accumulated $3.0 million for dividends on the Series A Preferred Stock. Because dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Treasury has the right, voting as a class, to elect two directors to the Company’s Board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s Board meetings, in part to determine whether and how to exercise this right, but to date the Treasury has not yet exercised this right to elect directors.

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

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, not shareholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

The Dodd-Frank Act could continue to increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

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

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency, the Consumer Financial Protection Bureau, that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Federal Deposit Insurance Corporation (the “FDIC”), which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and best practices by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

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

We anticipate entering into a memorandum of understanding that could have a material negative effect on our business, operating flexibility, financial conditions and the value of our common stock. In addition, addressing the requirements of a memorandum of understanding could require significant time and attention from our management team, which could increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

As previously disclosed in our Current Report on Form 8-K filed on August 5, 2013, our Written Agreement, dated February 17, 2011, by and among the Company, the Bank, the Reserve Bank and the Bureau was terminated effective July 30, 2013. In connection with the termination of the Written Agreement, we anticipate that the Company and the Bank will enter into an informal memorandum of understanding (an “MOU”) with the Reserve Bank and the Bureau with terms to be determined. An MOU is an informal action, as compared to a formal action such as a written agreement, and is not enforceable in court and carries no specific regulatory sanction for failure to comply.

Entry into an MOU could, however, constitute heightened regulatory scrutiny and monitoring of the Company and the Bank in the specific areas addressed in the MOU. A material failure of the Company and the Bank to comply with a provision of an MOU could subject the Company and the Bank to additional regulatory restrictions on our business imposed by the Reserve Bank and/or the Bureau, which may have a material adverse effect on our future results of operations and financial condition. While the Company and the Bank would intend to take such actions as may be necessary to enable the Company and the Bank to comply with the requirements of an MOU, there can be no assurance that the Company and the Bank would be able to comply fully with the provisions of an MOU, or that efforts to comply with an MOU would not have adverse effects on the operations and financial conditions of the Company and the Bank.

The Company is subject to restrictions and obligations as a participant in the Treasury’s Capital Purchase Program.

In January 2009, as part of the Capital Purchase Program, we issued and sold to the Treasury 24,000 shares of Series A Preferred Stock and a warrant for an aggregate purchase price of approximately $24.0 million. Participation in the Capital Purchase Program subjects us to specific restrictions under the terms of the Capital Purchase Program, including limits on our ability to pay dividends and repurchase our capital stock, limitations on executive compensation, and increased oversight by the Treasury, regulators and Congress under the Economic Emergency Stabilization Act of 2008.

Many recipients under the Capital Purchase Program have repaid the Treasury and are no longer subject to the restrictions imposed under the Capital Purchase Program. Withdrawing from the Capital Purchase Program requires either (i) approval of banking regulators to repurchase the Series A Preferred stock, and we may not be able to obtain such approval, or a condition of obtaining such approval may require us to raise additional capital, or (ii) the Treasury to sell the Series A Preferred stock to a private investor, including through a public auction process. Unanticipated consequences of participation in the Capital Purchase Program could materially and adversely affect our business, results of operations, financial condition, access to funding and the trading price of our common stock.

We have initiated discussions with the Federal Reserve and the Treasury regarding the repurchase of our Series A Preferred Stock. We may not, however, receive regulatory approval to repurchase the Series A Preferred Stock, or Treasury may sell the Series A Preferred Stock to one or more private investors which could complicate efforts by the Company to repurchase the Series A Preferred Stock.

If the Series A Preferred Stock remains outstanding, we are at risk of an increase in the dividend rate on the Series A Preferred Stock and changes to our Board of Directors.

If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the dividend rate will increase substantially on that date from 5.0% per annum to 9.0% per annum. This increase in the annual dividend rate could have a material adverse effect on our liquidity, our net income available to common shareholders and our earnings per share.

Because dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. At present, the Treasury holds all outstanding shares of Series A Preferred Stock and has, as of the date of this prospectus, not yet exercised this right to elect directors (although in April 2012, the Treasury assigned an observer to attend the Company’s Board meetings, in part to determine whether and how to exercise this right).

The Treasury may sell the Series A Preferred Stock to private investors at auction. Any holder of shares of Series A Preferred Stock, including private equity funds, would have the board representation rights described in the preceding paragraph. Although the Treasury has not yet exercised these rights as the current holder of the Series A Preferred Stock, a private equity fund or other private purchaser of the Series A Preferred Stock may exercise this right and assume representation on the Board of Directors without the approval of existing Board members or our shareholders. The Board members would have voting rights and, as members of the Board, would have the ability to influence the management and control of the Company and its operations.

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

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”) at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

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

Certain losses or other tax assets could be limited if we experience an ownership change, as defined in the Internal Revenue Code.

Our ability to use net operating loss carryforwards, built-in losses and certain other tax assets may be limited in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of losses or other tax assets we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate. A number of special rules apply to calculating this limit. While the recent Private Placements may have increased the likelihood of an “ownership change,” we currently believe that an “ownership change” has not occurred. We are taking steps to implement a tax benefits preservation plan to minimize the chances of an “ownership change,” however, such a plan cannot guarantee against the future occurrence of an “ownership change.” Moreover, there are no assurances that we will receive regulatory approvals to implement such a plan.

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

From time to time the SEC and the Financial Accounting Standards Board change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, the Company may experience unexpected material consequences.

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

We are required by U.S. GAAP to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of June 30, 2013, we had $16.0 million of goodwill related to branch acquisitions in 2003 and 2008. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.

Other-than-temporary impairment could reduce our earnings.

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

Neither our common stock nor our Series B Preferred Stock is an insured deposit.

Neither the Company’s common stock nor its Series B Preferred Stock is a bank deposit and, therefore, losses in their value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock or Series B Preferred stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this prospectus and in the documents incorporated herein by reference, and is subject to the same market forces and investment risks that affect the price of capital stock in any other company, including the possible loss of some or all principal invested.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three and six months ended June 30, 2013, the Company did not repurchase any of its common stock.

In connection with the Written Agreement with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The Written Agreement was terminated on July 30, 2013. The Company and the Bank anticipate entering into an informal memorandum of understanding with the Reserve Bank and the Bureau with terms to be determined.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).

3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).

3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).

3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	August 14, 2013	/s/ Joe A. Shearin
Joe A. Shearin President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2013	/s/ J. Adam Sothen
J. Adam Sothen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)