Form 10-Q
period 2013-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2013-11-14
CIK 1047170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 12, 2013 was 11,824,367.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Cash and due from banks	$13,460	$16,687
Interest bearing deposits with banks	5,205	29,837
Federal funds sold	195	75
Securities available for sale, at fair value	269,456	276,913
Restricted securities, at cost	6,150	9,251
Loans, net of allowance for loan losses of $16,894 and $20,338, respectively	645,731	664,330
Deferred income taxes, net	18,814	10,687
Bank premises and equipment, net	21,528	21,656
Accrued interest receivable	4,114	4,223
Other real estate owned, net of valuation allowance of $485 and $811, respectively	1,203	4,747
Goodwill	15,970	15,970
Other assets	31,231	21,177
Total assets	$1,033,057	$1,075,553

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$136,835	$116,717
Interest-bearing deposits	690,182	721,656
Total deposits	827,017	838,373
Federal funds purchased and repurchase agreements	3,770	2,942
Short-term borrowings	55,289	-
Long-term borrowings	-	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,253	1,673
Other liabilities	4,785	5,044
Total liabilities	902,424	975,842

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	-
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 11,824,367 and 6,069,551 including 38,700 and 39,400 nonvested shares in 2013 and 2012, respectively	23,571	12,060
Surplus	42,746	19,521
Retained earnings	37,396	42,517
Warrant	1,481	1,481
Discount on preferred stock	(76)	(304)
Accumulated other comprehensive (loss) income, net	(8,965)	436
Total shareholders' equity	130,633	99,711

Total liabilities and shareholders' equity	$1,033,057	$1,075,553

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$8,926	$9,988
Interest on investments:
Taxable interest income	1,296	1,140
Tax exempt interest income	212	23
Dividends	83	72
Interest on deposits with banks	35	6
Total interest and dividend income	10,552	11,229

Interest Expense
Deposits	1,118	1,520
Federal funds purchased and repurchase agreements	5	10
Short-term borrowings	12	1
Long-term borrowings	597	1,200
Trust preferred debt	89	91
Total interest expense	1,821	2,822
Net interest income	8,731	8,407
Provision for Loan Losses	350	625
Net interest income after provision for loan losses	8,381	7,782
Noninterest Income
Service charges and fees on deposit accounts	847	815
Debit/credit card fees	391	463
Gain on sale of available for sale securities, net	-	135
Gain (loss) on sale of bank premises and equipment	223	(1)
Gain on sale of loans	-	197
Other operating income	334	275
Total noninterest income	1,795	1,884
Noninterest Expenses
Salaries and employee benefits	4,418	3,910
Occupancy and equipment expenses	1,333	1,273
Telephone	293	242
FDIC expense	225	586
Consultant fees	268	229
Collection, repossession and other real estate owned	195	190
Marketing and advertising	132	145
Loss (gain) on sale of other real estate owned	668	(12)
Impairment losses on other real estate owned	437	769
Loss on extinguishment of debt	11,453	-
Other operating expenses	1,133	1,204
Total noninterest expenses	20,555	8,536
Income (loss) before income taxes	(10,379)	1,130
Income Tax Expense (Benefit)	(3,733)	269
Net Income (Loss)	$(6,646)	$861
Effective dividend on Series A Preferred Stock	376	375

Net income (loss) available to common shareholders	$(7,022)	$486
Income (loss) per common share: basic	$(0.60)	$0.08
Income (loss) per common share: diluted	$(0.60)	$0.08
Dividends paid per share, common	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2013	2012
Net income (loss)	$(6,646)	$861
Other comprehensive (loss), net of tax:
Unrealized securities (losses) gains arising during period (net of tax, $1,473 and $38, respectively)	(2,858)	73
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $0 and $46, respectively)	-	(89)
Other comprehensive (loss)	(2,858)	(16)
Comprehensive (loss) income	$(9,504)	$845

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$26,934	$30,091
Interest on investments:
Taxable interest income	4,025	3,274
Tax exempt interest income	451	434
Dividends	252	228
Interest on deposits with banks	100	32
Total interest and dividend income	31,762	34,059

Interest Expense
Deposits	3,618	5,041
Federal funds purchased and repurchase agreements	15	23
Short-term borrowings	12	1
Long-term borrowings	2,958	3,575
Trust preferred debt	263	271
Total interest expense	6,866	8,911
Net interest income	24,896	25,148
Provision for Loan Losses	1,550	4,783
Net interest income after provision for loan losses	23,346	20,365
Noninterest Income
Service charges and fees on deposit accounts	2,342	2,374
Debit/credit card fees	1,099	1,143
Gain on sale of available for sale securities, net	525	3,498
Gain (loss) on sale of bank premises and equipment	249	(1)
Gain on sale of loans	-	197
Other operating income	978	762
Total noninterest income	5,193	7,973
Noninterest Expenses
Salaries and employee benefits	12,713	11,624
Occupancy and equipment expenses	3,860	3,784
Telephone	858	818
FDIC expense	1,408	1,761
Consultant fees	697	615
Collection, repossession and other real estate owned	447	845
Marketing and advertising	612	566
Loss on sale of other real estate owned	823	105
Impairment losses on other real estate owned	580	1,676
Loss on extinguishment of debt	11,453	-
Other operating expenses	3,265	3,417
Total noninterest expenses	36,716	25,211
Income (loss) before income taxes	(8,177)	3,127
Income Tax Expense (Benefit)	(3,284)	604
Net Income (Loss)	$(4,893)	$2,523
Effective dividend on Series A Preferred Stock	1,128	1,125

Net income (loss) available to common shareholders	$(6,021)	$1,398
Income (loss) per common share: basic	$(0.72)	$0.23
Income (loss) per common share: diluted	$(0.72)	$0.23
Dividends paid per share, common	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Net income (loss)	$(4,893)	$2,523
Other comprehensive income (loss), net of tax:
Unrealized securities (losses) gains arising during period (net of tax, $4,665 and $1,222, respectively)	(9,055)	2,374
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $179 and $1,189, respectively)	(346)	(2,309)
Other comprehensive (loss) income	(9,401)	65
Comprehensive (loss) income	$(14,294)	$2,588

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$12,022	$24,877	$-	$19,446	$39,365	$(587)	$95,123
Net income for the nine months ended September 30, 2012					2,523		2,523
Other comprehensive income						65	65
Preferred stock discount		225			(225)		-
Stock based compensation				46			46
Director stock grant	12			11			23
Restricted common stock vested	1			(1)			-
Issuance of common stock under dividend reinvestment and employee stock plans	23	-	-	14	-	-	37
Balance, September 30, 2012	$12,058	$25,102	$-	$19,516	$41,663	$(522)	$97,817

Balance, December 31, 2012	$12,060	$25,177	$-	$19,521	$42,517	$436	$99,711
Net (loss) for the nine months ended September 30, 2013					(4,893)		(4,893)
Other comprehensive (loss)						(9,401)	(9,401)
Preferred stock discount		228			(228)		-
Stock based compensation				21			21
Director stock grant	12			20			32
Restricted common stock vested	1			(1)			-
Issuance of common stock in private placements and rights offering	11,498			12,105			23,603
Issuance of preferred stock in private placements	-	-	10,480	11,080	-	-	21,560
Balance, September 30, 2013	$23,571	$25,405	$10,480	$42,746	$37,396	$(8,965)	$130,633

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net (loss) income	$(4,893)	$2,523
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	1,550	4,783
Depreciation and amortization	1,566	1,583
Stock based compensation	21	46
Net amortization of premiums and accretion of discounts on securities available for sale, net	3,246	3,797
(Gain) realized on securities available for sale transactions, net	(525)	(3,498)
(Gain) on sale of loans	-	(197)
(Gain) loss on sale of bank premises and equipment	(249)	1
Loss on sale of other real estate owned	823	105
Impairment losses on other real estate owned	580	1,676
Loss on LLC investments	66	115
Deferred income taxes	(3,283)	680
Net change in:
Accrued interest receivable	109	(637)
Other assets	(120)	1,658
Accrued interest payable	(420)	127
Other liabilities	(259)	1,058
Net cash (used in) provided by operating activities	(1,788)	13,820
Investing Activities:
Purchase of securities available for sale	(63,708)	(211,122)
Purchase of restricted securities	(1,343)	(325)
Purchases of bank premises and equipment	(1,485)	(1,825)
Purchases of bank owned life insurance	(10,000)	-
Net change in loans	15,374	17,035
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	21,806	43,021
Sales of securities available for sale	32,393	158,627
Sale of restricted securities	4,444	512
Sale of loans	-	3,046
Sale of bank premises and equipment	296	3
Sale of other real estate owned	3,816	3,676
Net cash provided by investing activities	1,593	12,648
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	10,938	9,655
Time deposits	(22,294)	(20,317)
Federal funds purchased and repurchase agreements	828	1,519
Short-term borrowings	55,289	-
Long-term borrowings	(117,500)	-
Issuance of common stock under dividend reinvestment and employee stock plans	-	37
Director stock grant	32	23
Net proceeds from issuance of common stock in private placements and rights offering	23,603	-
Net proceeds from issuance of preferred stock in private placements	21,560	-
Net cash used in financing activities	(27,544)	(9,083)
Net (decrease) increase in cash and cash equivalents	(27,739)	17,385
Cash and cash equivalents, January 1	46,599	24,566
Cash and cash equivalents, September 30	$18,860	$41,951
Supplemental disclosure:
Interest paid	$7,286	$8,874
Supplemental disclosure of noncash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(14,245)	$98
Loans transferred to other real estate owned	$(1,675)	$(4,708)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-two retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. On October 18, 2013, the Bank closed its Old Church branch located in Hanover County. The decision to close this branch was due to declining branch activity and an absence of community or business initiatives for economic expansion in or around the area in the near future. Customers of the branch received notification of the planned branch closure on or around July 15, 2013. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission-Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company anticipates that adoption of the new guidance will not have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,989	$-	$1,361	$13,628
SBA Pool securities	95,498	200	3,513	92,185
Agency mortgage-backed securities	29,458	121	805	28,774
Agency CMO securities	54,925	96	1,703	53,318
Non agency CMO securities	1,454	3	1	1,456
State and political subdivisions	83,915	208	5,685	78,438
Pooled trust preferred securities	470	280	-	750
FNMA and FHLMC preferred stock	77	830	-	907
Total	$280,786	$1,738	$13,068	$269,456

(dollars in thousands)	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$13,495	$10	$38	$13,467
SBA Pool securities	81,500	1,515	264	82,751
Agency mortgage-backed securities	31,384	349	19	31,714
Agency CMO securities	61,710	583	357	61,936
Non agency CMO securities	2,200	1	2	2,199
State and political subdivisions	82,536	1,229	548	83,217
Pooled trust preferred securities	506	253	-	759
FNMA and FHLMC preferred stock	77	199	-	276
Corporate securities	590	4	-	594
Total	$273,998	$4,143	$1,228	$276,913

There are no securities classified as “Held to Maturity” or “Trading” at September 30, 2013 or December 31, 2012. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of September 30, 2013, that security has an estimated fair value that is $280 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost and estimated fair values of securities at September 30, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2013
(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,472	$5,045
Due after one year through five years	63,020	62,122
Due after five years through ten years	192,924	182,274
Due after ten years	19,370	20,015
Total	$280,786	$269,456

Proceeds from the sales of securities available for sale for the nine months ended September 30, 2013 and 2012 were $32.4 million and $158.6 million, respectively. Net realized gains on the sales of securities available for sale for the nine months ended September 30, 2013 and 2012 were $525 thousand and $3.5 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the nine months ended September 30, 2013 and 2012 were $21.8 million and $43.0 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. Securities with an aggregate book value of $64.5 million and an aggregate fair value of $62.4 million were pledged at September 30, 2013. Securities with an aggregate book value of $104.3 million and an aggregate fair value of $105.8 million were pledged at December 31, 2012.

Securities in an unrealized loss position at September 30, 2013, by duration of the period of the unrealized loss, are shown below:

	September 30, 2013
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$12,260	$1,231	$1,368	$130	$13,628	$1,361
SBA Pool securities	73,595	3,212	5,458	301	79,053	3,513
Agency mortgage-backed securities	20,676	805	-	-	20,676	805
Agency CMO securities	33,353	1,566	4,141	137	37,494	1,703
Non agency CMO securities	71	1	-	-	71	1
State and political subdivisions	66,500	4,993	6,236	692	72,736	5,685
Total	$206,455	$11,808	$17,203	$1,260	$223,658	$13,068

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

Based on the Company’s evaluation, management does not believe any unrealized loss at September 30, 2013, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose between December 31, 2012 and September 30, 2013 causing bond prices to decline, and are not attributable to credit deterioration. At September 30, 2013, there are 180 debt securities with fair values totaling $223.7 million considered temporarily impaired. Of these debt securities, 163 with fair values totaling $206.5 million were in an unrealized loss position of less than 12 months and 17 with fair values totaling $17.2 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and no impairment has been recognized. At September 30, 2013, there are no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2012, by duration of the period of the unrealized loss, are shown below.

	December 31, 2012
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$8,957	$38	$-	$-	$8,957	$38
SBA Pool securities	16,782	264	-	-	16,782	264
Agency mortgage-backed securities	4,268	19	-	-	4,268	19
Agency CMO securities	21,767	357	-	-	21,767	357
Non agency CMO securities	750	2	-	-	750	2
State and political subdivisions	27,241	548	-	-	27,241	548
Total	$79,765	$1,228	$-	$-	$79,765	$1,228

  As of December 31, 2012, there were no corporate securities in an unrealized loss position.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Nine Months Ending
(dollars in thousands)	September 30, 2013
Balance, beginning of period	$339
Additions
Initial credit impairments	-
Subsequent credit impairments	-
Reductions
Subsequent chargeoff of previously impaired credits	-
Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $3.8 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending September 30, 2013, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$48,343	7.30%	$51,881	7.58%
Real estate - one to four family residential:
Closed end first and seconds	224,724	33.91%	239,002	34.91%
Home equity lines	98,569	14.88%	99,698	14.56%
Total real estate - one to four family residential	323,293	48.79%	338,700	49.47%
Real estate - multifamily residential	18,225	2.75%	15,801	2.31%
Real estate - construction:
One to four family residential	16,699	2.52%	20,232	2.96%
Other construction, land development and other land	21,842	3.30%	34,555	5.04%
Total real estate - construction	38,541	5.82%	54,787	8.00%
Real estate - farmland	8,043	1.21%	8,558	1.25%
Real estate - non-farm, non-residential:
Owner occupied	128,800	19.44%	119,824	17.50%
Non-owner occupied	76,661	11.57%	71,741	10.48%
Total real estate - non-farm, non-residential	205,461	31.01%	191,565	27.98%
Consumer	17,766	2.67%	20,173	2.94%
Other	2,953	0.45%	3,203	0.47%
Total loans	662,625	100.00%	684,668	100.00%
Less allowance for loan losses	(16,894)		(20,338)
Loans, net	$645,731		$664,330

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$657	$92	$172	$921	$47,422	$48,343
Real estate - one to four family residential:
Closed end first and seconds	6,929	906	1,511	9,346	215,378	224,724
Home equity lines	498	200	361	1,059	97,510	98,569
Total real estate - one to four family residential	7,427	1,106	1,872	10,405	312,888	323,293
Real estate - multifamily residential	-	-	-	-	18,225	18,225
Real estate - construction:
One to four family residential	223	-	292	515	16,184	16,699
Other construction, land development and other land	17	-	227	244	21,598	21,842
Total real estate - construction	240	-	519	759	37,782	38,541
Real estate - farmland	-	133	457	590	7,453	8,043
Real estate - non-farm, non-residential:
Owner occupied	175	3,555	247	3,977	124,823	128,800
Non-owner occupied	-	-	203	203	76,458	76,661
Total real estate - non-farm, non-residential	175	3,555	450	4,180	201,281	205,461
Consumer	376	3	103	482	17,284	17,766
Other	8	-	-	8	2,945	2,953
Total loans	$8,883	$4,889	$3,573	$17,345	$645,280	$662,625

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$352	$253	$187	$792	$51,089	$51,881
Real estate - one to four family residential:
Closed end first and seconds	6,169	870	3,904	10,943	228,059	239,002
Home equity lines	604	239	195	1,038	98,660	99,698
Total real estate - one to four family residential	6,773	1,109	4,099	11,981	326,719	338,700
Real estate - multifamily residential	-	-	-	-	15,801	15,801
Real estate - construction:
One to four family residential	164	11	706	881	19,351	20,232
Other construction, land development and other land	23	-	439	462	34,093	34,555
Total real estate - construction	187	11	1,145	1,343	53,444	54,787
Real estate - farmland	-	-	40	40	8,518	8,558
Real estate - non-farm, non-residential:
Owner occupied	619	-	1,177	1,796	118,028	119,824
Non-owner occupied	395	-	855	1,250	70,491	71,741
Total real estate - non-farm, non-residential	1,014	-	2,032	3,046	188,519	191,565
Consumer	328	9	138	475	19,698	20,173
Other	21	-	-	21	3,182	3,203
Total loans	$8,675	$1,382	$7,641	$17,698	$666,970	$684,668

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2013	2012
Nonaccrual loans	$6,352	$11,874
Loans past due 90 days and accruing interest	-	-
Restructured loans (accruing)	2,767	4,433

At September 30, 2013 and December 31, 2012, there were approximately $2.6 million and $5.1 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans by class at September 30, 2013 and December 31, 2012:

	Nonaccrual
	September 30,	December 31,
(dollars in thousands)	2013	2012
Commercial, industrial and agricultural	$172	$391
Real estate - one to four family residential:
Closed end first and seconds	3,915	6,127
Home equity lines	536	445
Total real estate - one to four family residential	4,451	6,572
Real estate - construction:
One to four family residential	481	900
Other construction, land development and other land	228	439
Total real estate - construction	709	1,339
Real estate - farmland	457	40
Real estate - non-farm, non-residential:
Owner occupied	247	2,526
Non-owner occupied	203	855
Total real estate - non-farm, non-residential	450	3,381
Consumer	113	151
Total loans	$6,352	$11,874

At September 30, 2013 and December 31, 2012, the Company did not have any loans past due 90 days and accruing interest.

The following table presents commercial loans by credit quality indicator at September 30, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$40,676	$4,032	$1,631	$5	$1,999	$48,343
Real estate - multifamily residential	18,225	-	-	-	-	18,225
Real estate - construction:
One to four family residential	15,428	237	70	-	964	16,699
Other construction, land development and other land	9,185	5,706	215	-	6,736	21,842
Total real estate - construction	24,613	5,943	285	-	7,700	38,541
Real estate - farmland	6,581	339	533	-	590	8,043
Real estate - non-farm, non-residential:
Owner occupied	100,056	11,128	6,438	82	11,096	128,800
Non-owner occupied	51,219	16,690	479	-	8,273	76,661
Total real estate - non-farm, non-residential	151,275	27,818	6,917	82	19,369	205,461
Total commercial loans	$241,370	$38,132	$9,366	$87	$29,658	$318,613

The following table presents commercial loans by credit quality indicator at December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate - multifamily residential	15,801	-	-	-	-	15,801
Real estate - construction:
One to four family residential	17,976	923	883	-	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	-	18,931	34,555
Total real estate - construction	27,143	4,372	3,891	-	19,381	54,787
Real estate - farmland	7,371	1,146	41	-	-	8,558
Real estate - non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	-	8,109	71,741
Total real estate - non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565
Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

At September 30, 2013 and December 31, 2012, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2013:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$213,159	$11,565	$224,724
Home equity lines	97,893	676	98,569
Total real estate - one to four family residential	311,052	12,241	323,293
Consumer	17,355	411	17,766
Other	2,477	476	2,953
Total consumer loans	$330,884	$13,128	$344,012

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698
Total real estate - one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203
Total consumer loans	$350,155	$11,921	$362,076

The following table summarizes the activity in the Company’s allowance for loan losses for the periods presented:

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(dollars in thousands)	2013	2012	2012
Balance at beginning of period	$20,338	$24,102	$24,102
Provision charged against income	1,550	5,658	4,783
Recoveries of loans charged off	688	1,626	1,200
Loans charged off	(5,682)	(11,048)	(7,982)
Balance at end of period	$16,894	$20,338	$22,103

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2013:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2013	Charge-offs	Recoveries	Provision	September 30, 2013
Commercial, industrial and agricultural	$2,340	$(534)	$277	$(734)	$1,349
Real estate - one to four family residential:
Closed end first and seconds	2,876	(1,137)	67	1,256	3,062
Home equity lines	720	(111)	29	77	715
Total real estate - one to four family residential	3,596	(1,248)	96	1,333	3,777
Real estate - multifamily residential	62	-	-	8	70
Real estate - construction:
One to four family residential	419	(57)	58	(159)	261
Other construction, land development and other land	3,897	(1,154)	68	(791)	2,020
Total real estate - construction	4,316	(1,211)	126	(950)	2,281
Real estate - farmland	41	-	-	(2)	39
Real estate - non-farm, non-residential:
Owner occupied	5,092	(514)	-	1,117	5,695
Non-owner occupied	4,093	(1,912)	55	685	2,921
Total real estate - non-farm, non-residential	9,185	(2,426)	55	1,802	8,616
Consumer	215	(165)	94	71	215
Other	583	(98)	40	22	547
Total	$20,338	$(5,682)	$688	$1,550	$16,894

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2012:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2012	Charge-offs	Recoveries	Provision	September 30, 2012
Commercial, industrial and agricultural	$4,389	$(999)	$464	$(728)	$3,126
Real estate - one to four family residential:
Closed end first and seconds	2,856	(1,265)	14	1,167	2,772
Home equity lines	278	(669)	10	1,290	909
Total real estate - one to four family residential	3,134	(1,934)	24	2,457	3,681
Real estate - multifamily residential	29	-	-	35	64
Real estate - construction:
One to four family residential	382	(76)	38	14	358
Other construction, land development and other land	6,861	(1,618)	1	(899)	4,345
Total real estate - construction	7,243	(1,694)	39	(885)	4,703
Real estate - farmland	15	-	-	27	42
Real estate - non-farm, non-residential:
Owner occupied	4,831	(1,443)	120	1,516	5,024
Non-owner occupied	3,172	(1,507)	409	2,492	4,566
Total real estate - non-farm, non-residential	8,003	(2,950)	529	4,008	9,590
Consumer	776	(335)	117	(300)	258
Other	513	(70)	27	93	563
Unallocated	-	-	-	76	76
Total	$24,102	$(7,982)	$1,200	$4,783	$22,103

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$218	$1,131	$1,349	$2,000	$46,343	$48,343
Real estate - one to four family residential:
Closed end first and seconds	1,331	1,731	3,062	10,054	214,670	224,724
Home equity lines	-	715	715	315	98,254	98,569
Total real estate - one to four family residential	1,331	2,446	3,777	10,369	312,924	323,293
Real estate - multifamily residential	-	70	70	-	18,225	18,225
Real estate - construction:
One to four family residential	184	77	261	964	15,735	16,699
Other construction, land development and other land	-	2,020	2,020	6,736	15,106	21,842
Total real estate - construction	184	2,097	2,281	7,700	30,841	38,541
Real estate - farmland	-	39	39	590	7,453	8,043
Real estate - non-farm, non-residential:
Owner occupied	2,457	3,238	5,695	11,096	117,704	128,800
Non-owner occupied	663	2,258	2,921	8,273	68,388	76,661
Total real estate - non-farm, non-residential	3,120	5,496	8,616	19,369	186,092	205,461
Consumer	88	127	215	308	17,458	17,766
Other	326	221	547	475	2,478	2,953
Total	$5,267	$11,627	$16,894	$40,811	$621,814	$662,625

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$402	$1,938	$2,340	$951	$50,930	$51,881
Real estate - one to four family residential:
Closed end first and seconds	923	1,953	2,876	6,856	232,146	239,002
Home equity lines	-	720	720	315	99,383	99,698
Total real estate - one to four family residential	923	2,673	3,596	7,171	331,529	338,700
Real estate - multifamily residential	-	62	62	-	15,801	15,801
Real estate - construction:
One to four family residential	268	151	419	450	19,782	20,232
Other construction, land development and other land	928	2,969	3,897	18,931	15,624	34,555
Total real estate - construction	1,196	3,120	4,316	19,381	35,406	54,787
Real estate - farmland	-	41	41	-	8,558	8,558
Real estate - non-farm, non-residential:
Owner occupied	714	4,378	5,092	5,601	114,223	119,824
Non-owner occupied	1,646	2,447	4,093	8,109	63,632	71,741
Total real estate - non-farm, non-residential	2,360	6,825	9,185	13,710	177,855	191,565
Consumer	1	214	215	25	20,148	20,173
Other	348	235	583	488	2,715	3,203
Total	$5,230	$15,108	$20,338	$41,726	$642,942	$684,668

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$-	$2,000	$218	$1,626	$79
Real estate - one to four family residential:
Closed end first and seconds	10,054	10,300	3,025	7,029	1,331	8,736	353
Home equity lines	315	515	315	-	-	390	8
Total real estate - one to four family residential	10,369	10,815	3,340	7,029	1,331	9,126	361
Real estate - construction:
One to four family residential	964	964	654	310	184	830	23
Other construction, land development and other land	6,736	9,288	6,736	-	-	9,484	284
Total real estate - construction	7,700	10,252	7,390	310	184	10,314	307
Real estate - farmland	590	590	590	-	-	295	10
Real estate - non-farm, non-residential:
Owner occupied	11,096	11,096	3,650	7,446	2,457	10,592	393
Non-owner occupied	8,273	8,646	4,931	3,342	663	9,821	325
Total real estate - non-farm, non-residential	19,369	19,742	8,581	10,788	3,120	20,413	718
Consumer	308	308	-	308	88	172	15
Other	475	476	-	475	326	514	-
Total loans	$40,811	$44,183	$19,901	$20,910	$5,267	$42,460	$1,490

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate - one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home Equity lines	315	515	315	-	-	801	9
Total real estate - one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate - construction:
One to four family residential	450	450	-	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814
Total real estate - construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate - non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457
Total real estate - non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	-	25	1	25	2
Other	488	488	-	488	348	496	-
Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

The following tables present, by class of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	1	$434	$434	1	$179	$179
Total	1	$434	$434	1	$179	$179

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Commercial, industrial and agricultural	-	$-	$-	1	$66	$66
Real estate - one to four family residential:
Closed end first and seconds	3	876	872	3	909	908
Real estate - construction:
One to four family residential	-	-	-	2	371	371
Other construction, land development and other land	-	-	-	2	164	163
Total real estate - construction	-	-	-	4	535	534
Total	3	$876	$872	8	$1,510	$1,508

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2013 and 2012 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	-	$-	1	$149
Real estate - construction:
One to four family residential	-	-	1	240
Total	-	$-	2	$389

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	2	$234	1	$149
Real estate - construction:
One to four family residential	-	-	1	240
Real estate - non-farm, non-residential:
Non-owner occupied	1	164	-	-
Total	3	$398	2	$389

Note 4. Deferred Income Taxes

As of September 30, 2013 and December 31, 2012, the Company had recorded net deferred income tax assets of approximately $18.8 million and $10.7 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2013 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $2.6 million at both September 30, 2013 and December 31, 2012, which are included in other assets on the accompanying consolidated balance sheets.

  Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Land and improvements	$6,349	$6,409
Buildings and leasehold improvements	21,557	21,688
Furniture, fixtures and equipment	19,319	18,416
Construction in progress	1,376	949
	48,601	47,462
Less accumulated depreciation	(27,073)	(25,806)
Net balance	$21,528	$21,656

Depreciation and amortization of bank premises and equipment for the nine months ended September 30, 2013 and 2012 amounted to $1.6 million for both periods, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Federal funds purchased	September 30,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$-	$2
Average balance for the period	$6	$163
Weighted average rate for the period	0.87%	0.75%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements	September 30,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$3,770	$2,942
Maximum balance at any month end during the period	$3,770	$6,292
Average balance for the period	$3,430	$3,486
Weighted average rate for the period	0.60%	0.89%
Weighted average rate at period end	0.60%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.  Short-term advances from the FHLB at September 30, 2013 consisted of $10.3 million using a daily rate credit, which is due on demand, and a $45.0 million fixed rate two week advance.  There were no short-term advances outstanding with the FHLB at December 31, 2012.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Short-term borrowings	September 30,	December 31,
(dollars in thousands)	2013	2012
Balance outstanding at period end	$55,289	$-
Maximum balance at any month end during the period	$55,289	$-
Average balance for the period	$7,292	$318
Weighted average rate for the period	0.22%	0.31%
Weighted average rate at period end	0.22%	0.00%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties.  During August  2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances.  The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB.  The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013.  Long-term advances from the FHLB at December 31, 2012 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance.  The convertible advances had fixed rates of interest unless the FHLB would have exercised its option to convert the interest on these advances from fixed rate to variable rate.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $279.1 million at September 30, 2013.  This line of credit totaled $182.1 million with approximately $114.1 million available at September 30, 2013.  As of September 30, 2013 and December 31, 2012, loans with a carrying value of $283.8 million and $297.7 million, respectively, are pledged to the FHLB as collateral for borrowings.  Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.  Combined short-term and long-term borrowings outstanding under the FHLB line of credit were $55.3 million and $117.5 million as of September 30, 2013 and December 31, 2012, respectively.

Note 7. Earnings (Loss) Per Common Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2013 and 2012.  Potential dilutive common stock had no effect on earnings (loss) per common share otherwise available to common shareholders for the three and nine months ended September 30, 2013.

	Three Months Ended
	September 30, 2013	September 30, 2012
Weighted average common shares outstanding for basic earnings (loss) per common share	11,776,067	6,069,483
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	-	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	11,776,067	6,069,483
Basic (loss) earnings per common share	$(0.60)	$0.08
Diluted (loss) earnings per common share	$(0.60)	$0.08

	Nine Months Ended
	September 30, 2013	September 30, 2012
Weighted average common shares outstanding for basic earnings (loss) per common share	8,316,246	6,044,730
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	-	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	8,316,246	6,044,730
Basic (loss) earnings per common share	$(0.72)	$0.23
Diluted (loss) earnings per common share	$(0.72)	$0.23

At September 30, 2013 and 2012, options to acquire 155,537 and 185,287 shares of common stock, respectively were not included in computing diluted earnings (loss) per common share because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock (the “Series B Preferred Stock”) through private placements to certain investors.  For more information related to the conversion rights on these preferred shares, see Note 11 – Preferred Stock and Warrant.  For the three and nine months ended September 30, 2013, the weighted average dilutive effect of the Series B Preferred Stock would have been 5,240,192 shares and 2,130,628 shares, respectively, however, these shares were not included in computing diluted earnings (loss) per common share because their effects were anti-dilutive.  There was no weighted average dilutive effect of the Series B Preferred Stock for the three and nine months ended September 30, 2012, respectively.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company.  Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options.  On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock.  Under the terms of the 2003 Plan document, after April 17, 2013 no awards of shares of common stock may be granted under the 2003 Plan.  Any awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remain outstanding and will vest, etc. in accordance with their regular terms.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company.  The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units.  There were 360,000 shares still available to be granted as awards under the 2007 Plan as of September 30, 2013.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.  The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date.  For the three and nine months ended September 30, 2013, there was no stock option compensation expense, compared to stock option compensation expense of $10 thousand and $31 thousand for the same periods of 2012 respectively, which was included in salaries and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award.  There were no stock options granted or exercised in the nine months ended September 30, 2013 and 2012.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2013 is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2013	182,362	$20.08
Forfeited	(7,500)	18.89
Expired	(19,325)	28.60
Stock options outstanding at September 30, 2013	155,537	$19.07	2.80	$-

Stock options exercisable at September 30, 2013	155,537	$19.07	2.80	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of September 30, 2013, there was no remaining unrecognized compensation expense related to stock options.

The table below summarizes information concerning stock options outstanding and exercisable at September 30, 2013:

Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
Exercise	Number	Remaining	Exercise	Number
Price	Outstanding	Term	Price	Exercisable
$19.92	27,800	0.75 years	$19.92	27,800
$20.57	36,662	1.75 years	$20.57	36,662
$21.16	39,075	3.00 years	$21.16	39,075
$19.25	27,500	4.00 years	$19.25	27,500
$12.36	24,500	5.00 years	$12.36	24,500
$19.07	155,537	2.80 years	$19.07	155,537

The Company issued no restricted stock for the three and nine months ended September 30, 2013. On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in connection with Troubled Asset Relief Program (“TARP”) compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees who were not subject to the TARP executive compensation restrictions. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award while the TARP executive compensation restrictions apply. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and in substantially the same form as previously awarded. On June 30, 2012, any of the performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a defined peer group.

For the three and nine months ended September 30, 2013, restricted stock compensation expense was $7 thousand and $21 thousand, respectively, compared to restricted stock compensation expense of $9 thousand and $15 thousand, respectively, for the three and nine months ended September 30, 2012. Restricted stock compensation expense is included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2013	39,400	$3.89
Granted	-	-
Vested	(700)	8.31
Forfeited	-	-
Nonvested as of September 30, 2013	38,700	$3.81

At September 30, 2013, there was $95 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Components of Net Periodic Pension Cost (Benefit)
Interest cost	$113	$123	$343	$369
Expected return on plan assets	(175)	(169)	(527)	(507)
Amortization of prior service cost	8	2	12	6
Recognized net actuarial loss	31	31	93	93
Net settlement loss	100	-	100	-
Net periodic pension cost (benefit)	$77	$(13)	$21	$(39)

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
•
U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2013.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,628	$-	$13,628
SBA Pool securities	-	92,185	-	92,185
Agency mortgage-backed securities	-	28,774	-	28,774
Agency CMO securities	-	53,318	-	53,318
Non agency CMO securities	-	1,456	-	1,456
State and political subdivisions	-	78,438	-	78,438
Pooled trust preferred securities	-	750	-	750
FNMA and FHLMC preferred stock	-	907	-	907
Total securities available for sale	$-	$269,456	$-	$269,456

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,467	$-	$13,467
SBA Pool securities	-	82,751	-	82,751
Agency mortgage-backed securities	-	31,714	-	31,714
Agency CMO securities	-	61,936	-	61,936
Non agency CMO securities	-	2,199	-	2,199
State and political subdivisions	-	83,217	-	83,217
Pooled trust preferred securities	-	759	-	759
FNMA and FHLMC preferred stock	-	276	-	276
Corporate securities	-	594	-	594
Total securities available for sale	$-	$276,913	$-	$276,913

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

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$15,643	$15,643
Other real estate owned	$-	$-	$1,203	$1,203

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$18,569	$18,569
Other real estate owned	$-	$-	$4,747	$4,747

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2013 and December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements at September 30, 2013

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$15,643	Discounted appraised value	Selling cost	0% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 20% (1%)

Other real estate owned	$1,203	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 52% (19%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2012

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$18,569	Discounted appraised value	Selling cost	7% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 50% (15%)

Other real estate owned	$4,747	Discounted appraised value	Selling cost	10% - 15% (10%)
			Discount for lack of marketability and age of appraisal	0% - 56% (6%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At September 30, 2013 and December 31, 2012, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at September 30, 2013 Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	September 30,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets:
Cash and short-term investments	$13,655	$13,655	$-	$-	$13,655
Interest bearing deposits with banks	5,205	5,205	-	-	5,205
Securities available for sale	269,456	-	269,456	-	269,456
Restricted securities	6,150	-	6,150	-	6,150
Loans, net	645,731	-	-	655,061	655,061
Accrued interest receivable	4,114	-	4,114	-	4,114
Total	$944,311	$18,860	$279,720	$655,061	$953,641

Liabilities:
Noninterest-bearing demand deposits	$136,835	$136,835	$-	$-	$136,835
Interest-bearing deposits	690,182	-	608,528	-	608,528
Short-term borrowings	59,059	59,059	-	-	59,059
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,253	-	1,253	-	1,253
Total	$897,639	$195,894	$620,091	$-	$815,985

		Fair Value Measurements at December 31, 2012 Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2012
	(dollars in thousands)
Assets:
Cash and short-term investments	$16,762	$16,762	$-	$-	$16,762
Interest bearing deposits with banks	29,837	29,837	-	-	29,837
Securities available for sale	276,913	-	276,913	-	276,913
Restricted securities	9,251	-	9,251	-	9,251
Loans, net	664,330	-	-	659,818	659,818
Accrued interest receivable	4,223	-	4,223	-	4,223
Total	$1,001,316	$46,599	$290,387	$659,818	$996,804

Liabilities:
Noninterest-bearing demand deposits	$116,717	$116,717	$-	$-	$116,717
Interest-bearing deposits	721,656	-	717,035	-	717,035
Short-term borrowings	2,942	2,942	-	-	2,942
Long-term borrowings	117,500	-	126,739	-	126,739
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,673	-	1,673	-	1,673
Total	$970,798	$119,659	$855,757	$-	$975,416

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

Note 11. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9% starting at the beginning of the sixth year. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury. See Note 16 – Subsequent Events.

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

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 14 – Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Bureau. Under the terms of the MOU, the Parent and the Bank are subject to additional limitations and regulatory restrictions and cannot declare or pay dividends to its shareholders (including payment by the Parent related to trust preferred securities) without prior regulatory approval. See Note 14 – Regulatory Agreements.

On August 15, 2013, the Company deferred its eleventh consecutive dividend on the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of operations. As of September 30, 2013, the Company had accumulated $3.3 million for dividends on the Series A Preferred Stock. The Company has notified the holders that it is deferring the November 15, 2013 dividend on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

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

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2013 and December 31, 2012, the interest rate was 3.20% and 3.26%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2013 and December 31, 2012, all of the trust preferred securities qualified as Tier 1 capital.

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

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Company could not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 14 – Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a MOU with the Reserve Bank and the Bureau. Under the terms of the MOU, the Company cannot make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 14 – Regulatory Agreements.

In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. As of September 30, 2013, the Company had deferred ten quarterly interest payments on its Junior Subordinated Notes.

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

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. See Note 14 – Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a MOU with the Reserve Bank and the Bureau. Under the terms of the MOU, the Parent and the Bank are subject to additional limitations and regulatory restrictions and cannot declare or pay dividends to its shareholders (including payments by the Parent or its trust preferred securities) and cannot purchase or redeem shares of its stock without prior regulatory approval. See Note 14 – Regulatory Agreements.

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

As of September 30, 2013, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the September 30, 2013 and December 31, 2012 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

			Minimum To Be
			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
As of September 30, 2013	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	19.12%	8.00%	N/A
Bank	11.75%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	17.86%	4.00%	N/A
Bank	10.48%	4.00%	6.00%

Leverage Ratio:
Company	11.34%	4.00%	N/A
Bank	6.65%	4.00%	5.00%

			Minimum to be
			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
As of December 31, 2012	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	13.88%	8.00%	N/A
Bank	13.32%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	12.64%	4.00%	N/A
Bank	12.08%	4.00%	6.00%

Leverage Ratio:
Company	8.13%	4.00%	N/A
Bank	7.76%	4.00%	5.00%

Note 14. Regulatory Agreements

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

On September 5, 2013, the Company and the Bank entered into a MOU with the Reserve Bank and the Bureau.

Under the terms of the MOU, the Company and the Bank have agreed that the Company will not, without prior written approval of the Reserve Bank and the Bureau, (a) declare or pay dividends of any kind, or make any payments on the Company’s trust preferred securities; (b) incur or guarantee any debt; or (c) purchase or redeem any shares of the Company’s stock. In addition, under the MOU the Company and the Bank have agreed to review and revise the allowance for loan and lease losses methodology (“ALLL”), and on a quarterly basis submit to the Reserve Bank and the Bureau a copy of the internally calculated ALLL worksheet. The boards of directors of the Company and the Bank will submit quarterly written progress reports to the Reserve Bank and the Bureau detailing the actions taken (and related results) to achieve and/or maintain compliance with the provisions of the MOU.

Management believes, as of September 30, 2013, that the Company and Bank are in full or substantial compliance with the terms of the MOU.

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Management and Regulatory Agreements” for more information on the Company’s efforts to comply with the terms of the MOU.

Note 15. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclassification	(9,055)	-	(9,055)
Reclassification adjustment for gains included in net (loss)	(346)	-	(346)
Net current period other comprehensive (loss)	(9,401)	-	(9,401)
Balance at September 30, 2013	$(7,477)	$(1,488)	$(8,965)

Balance at December 31, 2011	$1,495	$(2,082)	$(587)
Other comprehensive income before reclassification	2,374	-	2,374
Reclassification adjustment for gains included in net income	(2,309)	-	(2,309)
Net current period other comprehensive income	65	-	65
Balance at September 30, 2012	$1,560	$(2,082)	$(522)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of operations as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense (benefit). During the three and nine months ended September 30, 2013 and 2012, the Company reported a gain on the sale of available for sale securities of $0 and $525 thousand, compared to a gain of $135 thousand and $3.5 million, respectively; the tax effect of these transactions during the three and nine months ended September 30, 2013 and 2012 was $0 and $179 thousand, compared to $46 thousand and $1.2 million, respectively, which was included as a component of income tax expense (benefit).

Note 16. Subsequent Events

On October 21, 2013, the Treasury completed the sale of all 24,000 shares of Series A Preferred Stock held by the Treasury for proceeds of $26.5 million. The Company did not receive any proceeds from the completion of this sale.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends, the ability to realize deferred tax assets; (iii) statements of future economic performance; (iv) statements regarding the impact of the MOU on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock, to redemption of the Company’s Series A Preferred Stock and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; (xi) statements regarding our 2013 Capital Initiative (discussed in detail under “2013 Capital Initiative and Strategic Initiatives” below) and business initiatives related to the capital initiative; (xii) statements regarding the expected impact of the Company extinguishing certain long-term FHLB advances, including impacts on the Company’s interest expense and net interest margin in future periods; and (xiii) statements of assumptions underlying such statements.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑
factors that adversely affect our capital and business initiatives (discussed in detail under “2013 Capital Initiative and Strategic Initiatives” below), including, without limitation, changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all;

❑	our ability and efforts to assess, manage and improve our asset quality;
❑	the strength of the economy in our target market area, as well as general economic, market, political, or business factors;
❑
changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;

❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the impact of government intervention in the banking business;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;
❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including rules to implement the Basel III capital framework and for calculating risk weighted assets;
❑	adverse reactions in financial markets related to the budget deficit of the United States government or to government borrowing that approaches the national debt limit;
❑	changes in the interest rates affecting our deposits and our loans;
❑	the loss of any of our key employees;
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

❑	the MOU and the terms thereof;
❑	possible changes to our Board of Directors, including in connection with the private placements and deferred dividends on our Series A Preferred stock; and
❑	other circumstances, many of which are beyond our control.

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations.  The reader should refer to risks detailed under Item 1A. “Risk Factors” included in the 2012 Form 10-K and under Part II, Item 1A. “Risk Factors” included in the June 30, 2013 Form 10-Q and in this Form 10-Q and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  For more information, see Item 1. “Financial Statements,” under the heading “Note 4. Deferred Income Taxes” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully.  During the first nine months of 2013, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth.  Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets.  Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.  During the first nine months of 2013, the Company has continued to focus on asset quality and strengthening its balance sheet as it believes these areas are critical to its success in the near term.  During 2013, the Company successfully executed on several of its previously disclosed strategic initiatives, including the closing of the private placements with certain institutional investors that raised approximately $45.0 million in aggregate gross proceeds, the closing of the rights offering to existing shareholders that raised approximately $5.0 million in aggregate gross proceeds, the accelerated resolution and disposition of adversely classified assets, the prepayment of higher rate long-term FHLB advances, and the termination of the formal written agreement with the Reserve Bank and the Bureau.  Although the Company recorded a net loss during the third quarter and first nine months of 2013 primarily due to the prepayment penalties on the extinguished FHLB advances, this transaction immediately improves the Company’s financial position by eliminating a high cost source of funding, thus improving the Company’s net interest margin in future periods, and is a critical step in the Company’s strategic progression towards optimizing its balance sheet.  Asset quality continues to improve, as the current interest rate environment, although elevated since the second quarter of 2013, continues to negatively impact our margins by driving lower yields on our loan portfolio.  During the first nine months of 2013, the Company was able to reduce its nonperforming assets by 54.5% and its classified assets by 26.4%.  As a result of the Company’s focus on this strategic plan, loan and asset quality metrics continue to improve as evidenced by end of quarter nonperforming loans to total loans of 0.96% and nonperforming assets to total assets of 0.73%.  In addition, the Company’s allowance for loan losses continues to remain strong at quarter end producing a ratio of allowance for loan losses to nonperforming loans of 265.95% and a ratio of allowance for loan losses to total loans of 2.55%.  Throughout the balance of 2013 and into 2014, the Company plans to continue evaluating and implementing deliberate strategies to strengthen its financial condition and look forward to future growth and opportunities to further increase the value of its franchise.

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

On July 5, 2013, the Company closed on its previously disclosed rights offering (the “Rights Offering”) to existing shareholders which raised aggregate gross proceeds of $5.0 million through the issuance of 1,098,897 shares of common stock.  After issuing these newly subscribed common shares, the Company had approximately 11.8 million total common shares outstanding.

The Company intends to use the gross proceeds from the 2013 Capital Initiative (consisting of the Private Placements and Rights Offering) for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), the optimization of the Company’s balance sheet through the restructuring of FHLB advances and the eventual repurchase of the Series A Preferred Stock that was issued to Treasury through TARP, subject to regulatory approval.  During the third quarter of 2013, the Company successfully executed on several of its previously disclosed strategic initiatives by prepaying $107.5 million of its long-term FHLB advances and accelerating the resolution and disposition of adversely classified assets.  The extinguishment of the higher rate long-term FHLB advances triggered an $11.5 million prepayment penalty that we fully recognized during the third quarter of 2013.  On October 21, 2013 the Treasury sold all 24,000 shares of Series A Preferred Stock held by Treasury.  During the remainder of 2013 the Company also plans to focus on online and mobile banking options offered to the Bank’s customers, including by introducing or improving the Bank’s portfolio of internet and mobile banking products and services.  As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success.

Summary of 2013 Year to Date Operating Results and Financial Condition

During the nine months ended September 30, 2013, net loss was ($4.9) million, a decrease of $7.4 million over net income of $2.5 million for the same period of 2012.  The net loss year-to-date is primarily due to an $11.5 million prepayment penalty on the extinguishment of $107.5 million in higher rate long-term FHLB advances as discussed in the previous paragraphs.  Although the Company expects its net interest margin to improve following the payoff of its long-term FHLB advances, earnings remain constrained due to the protracted low-interest rate environment, lingering credit quality issues and a lack of loan demand resulting from the challenging economic climate, all of which contribute to compressing the Company’s net interest margin.  The Company had another strong quarter liquidating its troubled assets, reducing its classified assets and improving its overall asset quality.  The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction as of September 30, 2013 of nonperforming assets by 54.5% compared to December 31, 2012 and 61.1% compared to September 30, 2012 through a combination of successful workouts and write-downs of previously identified impaired loans.  The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting asset dispositions.  Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy, producing a ratio of allowance for loan losses to nonperforming loans of 265.95% at September 30, 2013 compared to 171.29% at December 31, 2012.  Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at September 30, 2013 to 0.96%, compared to 1.73% at December 31, 2012 while also reducing its ratio of nonperforming assets to total assets at September 30, 2013 to 0.73%.  With an economic outlook consisting of modest growth, elevated unemployment and low interest rates in the near term, the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

The primary drivers for the Company’s results for the nine months ended September 30, 2013 were the $11.5 million prepayment penalty on the payoff of long-term FHLB advances, the overall compression of its margins, the elevated levels of the provision for loan losses over historical levels, the elevated levels of FDIC insurance premiums over historical levels, professional and collection/repossession expenses related to past due loans and nonperforming assets and losses on the sale of and valuation adjustments on other real estate owned.  Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the first nine months of 2013 generated gains of $525 thousand, a significant decrease from gains of $3.5 million during the first nine months of 2012.  The Company experienced a decrease in the amount of net charge-offs during the first nine months of 2013 when compared to the same period in 2012, while the provision for loan losses during the first nine months of 2013 was down approximately 67.6% from the same period of 2012.  This was due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions.  Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses.  The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the three months ended September 30, 2013, the following key points were significant factors in our reported results:

•	Loss of $11.5 million on the extinguishment of $107.5 million in long-term FHLB advances.
•	Provision for loan losses of $350 thousand compared to $625 thousand for the same period in 2012.
•	Net charge-offs of $1.3 million to write off uncollectible balances on nonperforming assets.
•	Decrease in nonperforming assets by $2.1 million during the third quarter of 2013.
•	Increase in net interest income by $324 thousand from the same period in 2012.
•	Gain of $224 thousand on the sale of our former Bowling Green branch office.
•	Impairment losses of $437 thousand related to valuation adjustments on other real estate owned, compared to $769 thousand for the same period in 2012.
•	Losses of $668 thousand on the sale of other real estate owned, compared to gains of $12 thousand for the same period in 2012.
•	Expenses related to FDIC insurance premiums of $225 thousand, compared to $586 thousand for the same period in 2012.
•	Expenses related to collection, repossession and other real estate owned of $195 thousand, compared to $190 thousand for the same period in 2012.

For the three months ended September 30, 2013 and 2012, the reported net income (loss) of ($6.6) million and $861 thousand, respectively equate to the following performance metrics:

•
On net income (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of (2.59%) for the three months ended September 30, 2013 which compares to ROA of 0.18% for the three months ended September 30, 2012.

•
On net income (loss) available to common shareholders, Annualized Return on Average Common Shareholders’ Equity (ROE) of (31.51%) for the three months ended September 30, 2013 which compares to ROE of 2.62% for the three months ended September 30, 2012.

•
On a per share basis, the diluted and basic income (loss) per common share (EPS) is ($0.60) for the three months ended September 30, 2013 which compares to an EPS of $0.08 for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, the following key points were significant factors in our reported results:

•	Loss of $11.5 million on the extinguishment of $107.5 million in long-term FHLB advances.
•	Provision for loan losses of $1.6 million compared to $4.8 million for the same period in 2012.
•	Net charge-offs of $5.0 million to write off uncollectible balances on nonperforming assets.
•	Decrease in nonperforming assets by $9.1 million during the first nine months of 2013.
•	Gain on the sale of available for sale securities of $525 thousand resulting from adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.
•	Decrease in net interest income by $252 thousand from the same period in 2012.
•	Gain of $224 thousand on the sale of our former Bowling Green branch office.
•	Impairment losses of $580 thousand related to valuation adjustments on other real estate owned, compared to $1.7 million for the same period in 2012.
•	Losses of $823 thousand on the sale of other real estate owned, compared to $105 thousand for the same period in 2012.
•	Expenses related to FDIC insurance premiums of $1.4 million, compared to $1.8 million for the same period in 2012.
•	Expenses related to collection, repossession and other real estate owned of $447 thousand, compared to $845 thousand for the same period in 2012.

For the nine months ended September 30, 2013 and 2012, the reported net income (loss) of ($4.9) million and $2.5 million, respectively equate to the following performance metrics:

•
On net income (loss) available to common shareholders, Annualized Return on Average Assets (ROA) of (0.74%) for the nine months ended September 30, 2013 which compares to ROA of 0.18% for the nine months ended September 30, 2012.

•
On net income (loss) available to common shareholders, Annualized Return on Average Common Shareholders’ Equity (ROE) of (9.84%) for the nine months ended September 30, 2013 which compares to ROE of 2.56% for the nine months ended September 30, 2012.

•
On a per share basis, the diluted and basic income (loss) per common share (EPS) is ($0.72) for the nine months ended September 30, 2013 which compares to an EPS of $0.23 for the nine months ended September 30, 2012.

The Company’s operating results decreased significantly for the nine months ended September 30, 2013, as compared to the same period of 2012, due primarily to the $11.5 million loss on the extinguishment of $107.5 million in long-term FHLB advances.  Excluding the loss on extinguishment of debt, the Company’s performance still lags behind its strong earnings history.  The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives.  By extinguishing the higher rate long-term FHLB advances during the third quarter of 2013, the Company immediately improved its financial position and future funding costs.  Based on data available at September 30, 2013 including costs of other potential funding sources and the size of and expected yield on the Company’s loan portfolio, the Company anticipates eliminating an estimated $4.5 million in annual interest costs related to these extinguished FHLB advances, and improving the Company’s annualized net interest margin by an estimated 65 basis points. The Company believes that these initiatives, in combination with our 2013 Capital Initiative and related business strategies, will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history.  As detailed later in this Item 2 under the caption “Asset Quality,” the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs are likely.  However, the Company believes that the loan loss reserves set aside during the first nine months of 2013 should be sufficient to cover its known credit issues under current economic conditions.   Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Capital Management and Regulatory Agreements

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) which the Company originally issued to the United States Department of Treasury (the “Treasury”) in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009.  On August 15, 2013, the Company deferred its eleventh consecutive dividend on the Series A Preferred Stock.  As of September 30, 2013, the Company had accumulated $3.3 million for dividends on the Series A Preferred Stock.  On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock held by Treasury. The Company has notified holders that it is deferring the November 15, 2013 dividend on the Series A Preferred Stock.  In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid.  To date the holders of the Series A Preferred Stock have not yet exercised this right.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities.  If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.  During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities.  While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company.   As of September 30, 2013, the Company has deferred ten quarterly payments totaling $887 thousand for interest on the Junior Subordinated Debentures.

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

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau.  The purpose of this agreement was to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank.  This agreement contained many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession.  The Written Agreement was terminated on July 30, 2013.  On September 5, 2013, the Company and the Bank entered into a MOU with the Reserve Bank and the Bureau.  For additional information, see Note 14 – Regulatory Agreements to the Company’s interim consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

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

For a discussion of the risks posed by the Basel III Capital Rules, see Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Results of Operations

As discussed under the caption “Executive Overview” above, the Company’s results of operations for the three and nine months ended September 30, 2013 were primarily driven by the $11.5 million prepayment penalty on the extinguishment of $107.5 million in higher rate long-term FHLB advances during August 2013, the maturity of a $10.0 million higher rate long-term FHLB advance during September 2013, the overall compression of its margins, as yields decreased on loans, the largest segment of earning assets, the elevated level of the provision for loan losses and FDIC insurance premiums over historical amounts, gains generated by sales of available for sale securities, professional and collection/repossession expenses related to past due loans and nonperforming assets, and losses on the sale of and valuation adjustments on other real estate owned.  Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to September 30, 2013 demonstrating our positive asset quality progress.  The Company remains diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits.  Additional analysis and breakout of our nonperforming assets are presented later in this Item 2 under the caption “Asset Quality”.  The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2013 and 2012.

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

Net interest income, on a fully tax equivalent basis, increased $406 thousand or 4.8% to $8.8 million for the three months ended September 30, 2013, up from $8.4 million for the three months ended September 30, 2012.  Total average earning assets decreased $6.4 million or 0.6% from $995.3 million for the three months ended September 30, 2012 to $988.9 million for the same period of 2013.  Total average interest-bearing liabilities decreased $38.9 million or 4.6% from $841.2 million for the three months ended September 30, 2012 to $802.3 million for the same period of 2013.  The increase in net interest income was impacted by the change in the mix and pricing of the balance sheet components including the impacts of declining loan balances, increased short term investments and decreasing yields on the Company’s loan portfolio, and partially offset by the Company’s expansion of its investment portfolio funded by excess liquidity and increasing yields on its investment portfolio driven by rebalancing efforts.  The impact of these changes was offset by decreases to the cost of all categories of interest-bearing liabilities.  These shifts resulted in an increase of 18 basis points in our net interest margin from 3.36% for the three months ended September 30, 2012 to 3.54% for the same period of 2013.  The percentage of average earning assets to total average assets decreased slightly to 92.1% for the three months ended September 30, 2013, as compared to 93.6% for the same period of 2012.

Total interest income, on a fully tax equivalent basis, decreased $595 thousand from $11.2 million for the three months ended September 30, 2012 to $10.6 million for the same period of 2013.  This was driven by a decline in the yield on average earning assets from 4.49% for the three months ended September 30, 2012 to 4.27% for the same period of 2013.  The decreased yield on average earning assets was primarily the result of reduced yields on the loan portfolio, a significant decrease in average loan balances and a significant increase in average short term investments partially offset by higher average balances and yields on investment securities.

Average total loan balances decreased $45.1 million from $713.1 million for the three months ended September 30, 2012 to $668.0 million for the same period of 2013.  The yield on loans decreased to 5.30% for the third quarter of 2013 compared to 5.57% for the same period of 2012.  This resulted in a $1.1 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $8.9 million for the quarter ended September 30, 2013 compared to $10.0 million for the same period of 2012.  Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012.  In addition, due to the historically low interest rate environment, although slightly rising beginning in the latter portion of the second quarter of 2013 and into the third quarter of 2013, and intensified loan competition in our markets, loans are being originated at much lower yields which has contributed significantly to lower yields on the loan portfolio.

Average investment security balances increased $12.2 million from $266.2 million for the three months ended September 30, 2012 to $278.4 million for the same period of 2013.  The yield on investment securities increased 54 basis points from 1.86% for the third quarter of 2012 to 2.40% for the third quarter of 2013.  The higher yield resulted from investment portfolio restructurings, accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, in the prior period compared to the current period, and our decision to invest in the second quarter of 2013 in higher yielding, longer duration municipal securities.  Average taxable investment securities decreased $11.9 million from the third quarter of 2012 to the third quarter of 2013 and the yield on taxable investment securities increased from 1.79% for the three months ended September 30, 2012 to 2.13% for the same period of 2013, an increase of 34 basis points.  Average tax exempt investment securities increased $26.3 million from the third quarter of 2012 to the third quarter of 2013 and the yield on tax exempt investment securities decreased from 4.51% for the three months ended September 30, 2012 to 4.13% for the same period of 2013, a drop of 38 basis points.

In addition to deploying excess liquidity into the investment securities portfolio, we also deploy a portion of our excess funds into short term investments.  Average interest bearing deposits in other banks increased $26.6 million from $15.8 million for the third quarter of 2012 to $42.4 million for the same period of 2013, and average federal funds sold decreased $32 thousand to $101 thousand during the third quarter of 2013 compared to $133 thousand for the same period of 2012.  This increase in excess funds was due to the overall increase in our average total deposits and difficulty strategically deploying excess liquidity (including proceeds from the Private Placements and Rights Offering) in the low interest rate environment including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return.  In total, our average excess funds increased $26.6 million from the third quarter of 2012 to the third quarter of 2013.

Average interest-bearing deposits decreased $906 thousand from $708.2 million for the third quarter of 2012 to $707.3 million for the third quarter of 2013.  Changes within the mix of these balances and the corresponding decrease in the rates paid on deposits were significant drivers for the reduction in interest expense in the third quarter of 2013 related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income.  Our overall cost of funds decreased $1.0 million from the third quarter of 2012 to the third quarter of 2013, due to the prepayment of $107.5 million in higher rate long-term borrowings during August 2013, the maturity of a $10.0 million higher rate long-term borrowing during September 2013 and the total rate for average interest-bearing deposits decreasing from 0.85% for the three months ended September 30, 2012 to 0.63% for the same period of 2013, a drop of 22 basis points.  Retail deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts) and savings accounts.  The largest increase from the third quarter of 2012 to the same period of 2013 was in our NOW accounts with an increase of $16.7 million in average balance and a corresponding rate decrease of 16 basis points from 0.52% to 0.36% from the third quarter of 2012 to the third quarter of 2013.  Our savings deposits had an increase of $4.9 million in average balance and a corresponding rate decrease of 16 basis points from 0.30% to 0.14% for the same periods.  Average large dollar certificates of deposit decreased $11.5 million from $130.6 million during the third quarter of 2012 to $119.1 million during the third quarter of 2013 and the rate dropped 29 basis points from 1.56% in the third quarter of 2012 to 1.27% for the same period of 2013.  The average balance of other certificates of deposit declined $12.4 million from $142.3 million during the third quarter of 2012 to $129.9 million for the same period of 2013, with a simultaneous 31 basis point drop in rate from 1.42% in the third quarter of 2012 to 1.11% for the same period of 2013.  Average short-term borrowings increased $20.8 million from $886 thousand during the third quarter of 2012 to $21.6 million during the third quarter of 2013 and the rate fell 23 basis points from 0.45% in the third quarter of 2012 to 0.22% for the same period of 2013.  The average balance of long-term borrowings decreased $57.9 million from $117.5 million during the third quarter of 2012 to $59.6 million during the third quarter of 2013 and had a corresponding rate decrease of 8 basis points from 4.06% to 3.98% for the same periods.

Net interest income, on a fully tax equivalent basis, decreased $245 thousand or 1.0% to $25.1 million for the nine months ended September 30, 2013, down from $25.3 million for the nine months ended September 30, 2012.  Total average earning assets increased $9.9 million or 1.0% from $998.1 million for the nine months ended September 30, 2012 to $1.0 billion for the same period of 2013.  Total average interest-bearing liabilities decreased $12.5 million or 1.5% from $850.2 million for the nine months ended September 30, 2012 to $837.7 million for the same period of 2013.  The decrease in net interest income was driven by the change in the mix and pricing of the balance sheet components including the impact of declining loan balances, increased short term investments and decreasing yields on the Company’s loan portfolio and was partially offset by the Company’s expansion of its investment portfolio funded by excess liquidity and higher rates earned on the aggregate investment portfolio.  The impact of these changes was partially offset by decreases to the cost of all categories of interest-bearing liabilities.  These shifts resulted in a decrease of 6 basis points in our net interest margin from 3.39% for the nine months ended September 30, 2012 to 3.33% for the same period of 2013.  The percentage of average earning assets to total average assets decreased slightly to 93.0% for the nine months ended September 30, 2013, as compared to 93.6% for the same period of 2012.

Total interest income, on a fully tax equivalent basis, decreased $2.3 million from $34.3 million for the nine months ended September 30, 2012 to $32.0 million for the same period of 2013.  This was driven by a decline in the yield on average earning assets from 4.58% for the nine months ended September 30, 2012 to 4.24% for the same period of 2013, and partially offset by a increase in average earning assets over the same period.  The decreased yield on average earning assets was primarily the result of reduced yields on the loan portfolio, a significant decrease in average loan balances and a significant increase in average short term investments partially offset by higher average balances and yields on investment securities.

Average total loan balances decreased $48.2 million from $720.4 million for the nine months ended September 30, 2012 to $672.2 million for the same period of 2013.  The yield on loans decreased to 5.36% for the first nine months of 2013 compared to 5.58% for the same period of 2012.  This resulted in a $3.2 million drop in interest income generated by our largest earning asset category from the prior year’s income level to $26.9 million for the nine months ended September 30, 2013 compared to $30.1 million for the same period of 2012.  Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012.

Average investment security balances increased $26.1 million from $259.1 million for the nine months ended September 30, 2012 to $285.2 million for the same period of 2013.   The yield on investment securities increased to 2.31% for the first nine months of 2013 compared to 2.13% for the same period of 2012.  Average taxable investment securities increased $23.9 million from the first nine months of 2012 to the first nine months of 2013 and the yield on taxable investment securities increased from 1.89% for the nine months ended September 30, 2012 to 2.11% for the same period of 2013, an increase of 22 basis points.  Average tax exempt investment securities increased $3.3 million from the first nine months of 2012 to the first nine months of 2013 and the yield on tax exempt investment securities decreased from 4.52% for the nine months ended September 30, 2012 to 3.98% for the same period of 2013, a drop of 54 basis points.

Average interest bearing deposits in other banks increased approximately $32.0 million from $18.4 million for the first nine months of 2012 to $50.4 million for the same period of 2013, while average federal funds sold decreased $63 thousand to $189 thousand during the first nine months of 2013 compared to $252 thousand for the same period of 2012.  This increase in excess funds was due to the difficulty in the low rate environment of strategically deploying excess liquidity (including proceeds from the Private Placements and Rights Offering) including difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return.  In total, our average excess funds increased $32.0 million from the first nine months of 2012 to the first nine months of 2013.

Average interest-bearing deposits increased $61 thousand from $718.6 million for the first nine months of 2012 to $718.7 million for the first nine months of 2013.  Changes within the mix of these balances and the corresponding decrease in the rates paid on deposits were significant drivers for the reduction in interest expense in the first nine months of 2013 related to interest-bearing deposits and helped to partially offset the contemporaneous decrease in our interest income.  Our overall cost of funds decreased approximately $2.1 million from the first nine months of 2012 to the same period of 2013, due to the prepayment of $107.5 million in higher rate long-term borrowings during August 2013, the maturity of a $10.0 million higher rate long-term borrowing during September 2013 and the total rate for average interest-bearing deposits decreasing from 0.94% for the nine months ended September 30, 2012 to 0.67% for the same period of 2013, a drop of 27 basis points.  Retail deposits continued to shift from higher priced certificates of deposit to lower priced NOW and savings accounts.  The largest increase from the first nine months of 2012 to the same period of 2013 was in our NOW accounts with an increase of $19.6 million in average balance and a corresponding rate decrease of 18 basis points from 0.56% to 0.38% from the first nine months of 2012 to the same period of 2013.  Our savings deposits had an increase of $5.2 million in average balance and a corresponding rate decrease of 14 basis points from 0.30% to 0.16% for the same periods.  Our average money market savings accounts had a decrease of $580 thousand and a corresponding rate decrease of 9 basis points from 0.51% to 0.42% for the same periods.  Average large dollar certificates of deposit decreased $7.3 million from $132.5 million during the first nine months of 2012 to $125.2 million during the first nine months of 2013 and the rate dropped 38 basis points from 1.70% in the first nine months of 2012 to 1.32% for the same period of 2013.  The average balance of other certificates of deposit declined $16.8 million from $147.6 million during the first nine months of 2012 to $130.8 million for the same period of 2013, with a simultaneous 38 basis point drop in rate from 1.58% in the first nine months of 2012 to 1.20% for the same period of 2013.  Average short-term borrowings increased $6.9 million from $425 thousand during the first nine months of 2012 to $7.3 million for the same period of 2013, and the rate dropped 9 basis points from 0.31% in the first nine month of 2012 to 0.22% for the same period of 2013.  The average balance of long-term borrowings decreased $19.5 million from $117.5 million during the first nine months of 2012 to $98.0 million for the same period of 2013, with a slight rate decrease of 2 basis points from 4.06% during the first nine months of 2012 to 4.04% for the same period of 2013.

Table 1:  Average Balance Sheet and Net Interest Margin Analysis
(dollars in thousands)

	Three Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable, available for sale	$241,757	$1,296	2.13%	$253,626	$1,140	1.79%
Restricted securities	7,323	83	4.50%	9,609	72	2.98%
Tax exempt, available for sale (2)	29,312	305	4.13%	3,001	34	4.51%
Total securities	278,392	1,684	2.40%	266,236	1,246	1.86%
Interest bearing deposits in other banks	42,433	35	0.33%	15,797	6	0.15%
Federal funds sold	101	-	0.00%	133	-	0.00%
Loans, net of unearned income (3)	668,011	8,926	5.30%	713,125	9,988	5.57%
Total earning assets	988,937	10,645	4.27%	995,291	11,240	4.49%
Less allowance for loan losses	(17,935)			(22,938)
Total non-earning assets	102,747			90,782
Total assets	$1,073,749			$1,063,135

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$247,634	$225	0.36%	$230,979	$302	0.52%
Savings	91,076	31	0.14%	86,207	65	0.30%
Money market savings	119,536	117	0.39%	118,133	133	0.45%
Large dollar certificates of deposit (4)	119,106	380	1.27%	130,564	512	1.56%
Other certificates of deposit	129,917	365	1.11%	142,292	508	1.42%
Total interest-bearing deposits	707,269	1,118	0.63%	708,175	1,520	0.85%
Federal funds purchased and repurchase agreements	3,578	5	0.55%	4,334	10	0.92%
Short-term borrowings	21,637	12	0.22%	886	1	0.45%
Long-term borrowings	59,554	597	3.98%	117,500	1,200	4.06%
Trust preferred debt	10,310	89	3.42%	10,310	91	3.51%
Total interest-bearing liabilities	802,348	1,821	0.90%	841,205	2,822	1.33%
Noninterest-bearing liabilities
Demand deposits	130,984			117,041
Other liabilities	6,455			6,933
Total liabilities	939,787			965,179
Shareholders' equity	133,962			97,956
Total liabilities and shareholders' equity	$1,073,749			$1,063,135

Net interest income (2)		$8,824			$8,418

Interest rate spread (2)(5)			3.37%			3.16%
Interest expense as a percent of average earning assets			0.73%			1.13%
Net interest margin (2)(6)			3.54%			3.36%

Notes:
(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $93 adjustment for 2013 and a $11 adjustment in 2012.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

  (dollars in thousands)

	Nine Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable, available for sale	$254,876	$4,025	2.11%	$231,001	$3,274	1.89%
Restricted securities	8,493	252	3.97%	9,645	228	3.16%
Tax exempt, available for sale (2)	21,791	649	3.98%	18,458	625	4.52%
Total securities	285,160	4,926	2.31%	259,104	4,127	2.13%
Interest bearing deposits in other banks	50,443	100	0.27%	18,386	32	0.23%
Federal funds sold	189	-	0.00%	252	-	0.00%
Loans, net of unearned income (3)	672,184	26,934	5.36%	720,362	30,091	5.58%
Total earning assets	1,007,976	31,960	4.24%	998,104	34,250	4.58%
Less allowance for loan losses	(19,088)			(23,682)
Total non-earning assets	95,466			91,836
Total assets	$1,084,354			$1,066,258

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$246,156	$695	0.38%	$226,551	$943	0.56%
Savings	90,051	111	0.16%	84,888	190	0.30%
Money market savings	126,440	401	0.42%	127,020	482	0.51%
Large dollar certificates of deposit (4)	125,219	1,238	1.32%	132,538	1,685	1.70%
Other certificates of deposit	130,809	1,173	1.20%	147,617	1,741	1.58%
Total interest-bearing deposits	718,675	3,618	0.67%	718,614	5,041	0.94%
Federal funds purchased and repurchase agreements	3,435	15	0.58%	3,325	23	0.92%
Short-term borrowings	7,292	12	0.22%	425	1	0.31%
Long-term borrowings	97,973	2,958	4.04%	117,500	3,575	4.06%
Trust preferred debt	10,310	263	3.41%	10,310	271	3.51%
Total interest-bearing liabilities	837,685	6,866	1.10%	850,174	8,911	1.40%
Noninterest-bearing liabilities
Demand deposits	125,141			112,393
Other liabilities	6,966			6,684
Total liabilities	969,792			969,251
Shareholders' equity	114,562			97,007
Total liabilities and shareholders' equity	$1,084,354			$1,066,258

Net interest income (2)		$25,094			$25,339

Interest rate spread (2)(5)			3.14%			3.18%
Interest expense as a percent of average earning assets			0.91%			1.19%
Net interest margin (2)(6)			3.33%			3.39%

Notes:
(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $198 adjustment for 2013 and a $191 adjustment in 2012.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three and nine months ended September 30, 2013 and 2012:

Table 2: Noninterest Income

	Three Months Ended September 30,
(dollars in thousands)	2013	2012
Service charges and fees on deposit accounts	$847	$815
Debit/credit card fees	391	463
Gain on sale of available for sale securities, net	-	135
Gain (loss) on sale of bank premises and equipment	223	(1)
Gain on sale of loans	-	197
Other operating income	334	275
Total noninterest income	$1,795	$1,884

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Service charges and fees on deposit accounts	$2,342	$2,374
Debit/credit card fees	1,099	1,143
Gain on sale of available for sale securities, net	525	3,498
Gain (loss) on sale of bank premises and equipment	249	(1)
Gain on sale of loans	-	197
Other operating income	978	762
Total noninterest income	$5,193	$7,973

Noninterest income for the three months ended September 30, 2013 was $1.8 million, a decrease of $89 thousand or 4.7% over the noninterest income of $1.9 million for the same period of 2012. The decrease in this component was caused by the following events:

•	Gain on the sale of loans was $197 thousand in the third quarter of 2012, generated by the sale of our credit card loan portfolio, while no such sales occurred during 2013;
•
The Company did not sell any available for sale securities during the third quarter of 2013, and recognized net gains of $135 thousand on the sale of available for sale securities for the same period of 2012. During the first three quarters of 2012 the Company began to strategically adjust the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during the third quarter of 2012, many of which were in an unrealized gain position at the time of sale, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. Many of these securities were in an unrealized gain position at the time of sale due to the low interest rate environment during the first nine months of 2012, which was principally due to economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. The Company will continue to strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2013;

•
Debit/credit card fees were $391 thousand for the third quarter of 2013, a decrease of $72 thousand or 15.6% from $463 thousand for the third quarter of 2012, and were driven by a 13.1% decrease in debit card income;

•
Gain (loss) on the sale of bank premises and equipment increased $224 thousand in the third quarter of 2013 as compared to the same period in 2012 due to the sale of our former Bowling Green branch office during the third quarter of 2013 which generated a gain of $224 thousand; and

•
Other operating income was $334 thousand for the third quarter of 2013, an increase of $59 thousand or 21.5% over the $275 thousand for the third quarter of 2012, and was driven by a 19.5% increase in investment services income, a 61.8% increase in income from bank owned life insurance due to our additional $10.0 million investment in the second quarter of 2013, and partially offset by a 10.6% increase in write downs of our investments in community and housing development funds.

Noninterest income for the nine months ended September 30, 2013 was $5.2 million, a decrease of $2.8 million or 34.9% over the noninterest income of $8.0 million for the same period of 2012. The decrease in this component was caused by the following events:

•
Sales of available for sale securities generated net gains of $525 thousand in the first nine months of 2013, a decrease of $3.0 million or 85.0% from net gains of $3.5 million for the first nine months of 2012. During the first nine months of 2012 the Company began to strategically adjust the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. See the Company’s discussion of noninterest income for the three months ended September 30, 2013 as compared to the same period of 2012, for a discussion of adjustments during 2013 to the Company’s investment securities portfolio;

•	Gain on the sale of loans was $197 thousand during the first nine months of 2012, generated by the sale of our credit card loan portfolio, while no such sales occurred during 2013;
•
Gain (loss) on the sale of bank premises and equipment increased $250 thousand during the first nine months of 2013 as compared to the same period in 2012 due primarily to the sale of our former Bowling Green branch office during the third quarter of 2013 which generated a gain of $224 thousand; and

•
Other operating income was $978 thousand for the first nine months of 2013, an increase of $216 thousand or 28.3% over the $762 thousand for the first nine months of 2012, and was driven by a 46.3% increase in investment services income, a 37.6% increase in income from bank owned life insurance due to our additional $10.0 million investment in the second quarter of 2013, and a 42.4% decrease in write downs of our investments in community and housing development funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and operating expenses.

The following table depicts noninterest expense for the three and nine months ended September 30, 2013 and 2012:

Table 3: Noninterest Expense

	Three Months Ended September 30,
(dollars in thousands)	2013	2012
Salaries and employee benefits	$4,418	$3,910
Occupancy and equipment expenses	1,333	1,273
Telephone	293	242
FDIC expense	225	586
Consultant fees	268	229
Collection, repossession and other real estate owned	195	190
Marketing and advertising	132	145
Loss (gain) on sale of other real estate owned	668	(12)
Impairment losses on other real estate owned	437	769
Loss on extinguishment of debt	11,453	-
Other operating expenses	1,133	1,204
Total noninterest expenses	$20,555	$8,536

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Salaries and employee benefits	$12,713	$11,624
Occupancy and equipment expenses	3,860	3,784
Telephone	858	818
FDIC expense	1,408	1,761
Consultant fees	697	615
Collection, repossession and other real estate owned	447	845
Marketing and advertising	612	566
Loss on sale of other real estate owned	823	105
Impairment losses on other real estate owned	580	1,676
Loss on extinguishment of debt	11,453	-
Other operating expenses	3,265	3,417
Total noninterest expenses	$36,716	$25,211

Noninterest expense for the three months ended September 30, 2013 was $20.6 million, an increase of approximately $12.0 million or 140.8% over the noninterest expense of $8.5 million for the same period of 2012. The increase in this component was caused by the following events:

•
Loss on the extinguishment of debt was $11.5 million for the third quarter of 2013 and was incurred due to the prepayment of $107.5 million in long-term FHLB advances, while no such losses occurred in 2012. This prepayment penalty is the result of the Company successfully executing one of its previously disclosed strategic initiatives. The Company expects this transaction to improve the Company’s financial position by eliminating an estimated $4.5 million in annualized interest cost in future periods, thereby reducing the Company’s overall future cost of funds. The advances extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%, and $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB;

•
Salaries and employee benefits were $4.4 million for the third quarter of 2013, an increase of $508 thousand or 13.0% from $3.9 million for the same period of 2012. This increase was due to annual merit increases, lower deferred compensation on loan originations and an increase in group term insurance costs;

•
Losses on the sale of other real estate owned were $668 thousand for the third quarter of 2013, an increase of $680 thousand from gains of $12 thousand for the same period of 2012 and are primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of OREO during the third quarter of 2013;

•
FDIC insurance expense was $225 thousand for the third quarter of 2013, a decrease of $361 thousand or 61.6% from $586 thousand for the same period in 2012. This decrease was driven by lower base assessment rates due to the improvement in the Company’s subsidiary bank’s overall composite rating in connection with the termination of the Written Agreement in July 2013; and

•
Impairment losses related to valuation adjustments on OREO were $437 thousand for the third quarter of 2013, a decrease of $332 thousand or 43.2% from losses of $769 thousand for the same period of 2012, as OREO balances have declined during 2013 and real estate prices in our markets have continued to stabilize in the third quarter of 2013.

Noninterest expense for the nine months ended September 30, 2013 was $36.7 million, an increase of $11.5 million or 45.6% over the noninterest expense of $25.2 million for the same period of 2012. The increase in this component was caused by the following events:

•	Loss on the extinguishment of debt was $11.5 million for the first nine months of 2013 due to the factors mentioned in the quarterly analysis above, while no such losses occurred in 2012;
•
Salaries and employee benefits were $12.7 million for the first nine months of 2013, an increase of $1.1 million or 9.4% from $11.6 million for the first nine months of 2012, and were due to the factors mentioned in the quarterly analysis above;

•
Losses on the sale of other real estate owned were $823 thousand for the first nine months of 2013, an increase of $718 thousand from losses of $105 thousand for the same period of 2012, and were due to the factors mentioned in the quarterly analysis above;

56

•
Impairment losses related to valuation adjustments on OREO were $580 thousand for the first nine months of 2013, a decrease of $1.1 million or 65.4% from losses of $1.7 million for the same period of 2012, as the Company aggressively addressed other real estate owned as part of its overall credit quality initiative during the first nine months of 2012, resulting in significant impairments on certain assets within the Company’s other real estate owned portfolio during the first nine months of 2012;

•
Collection, repossession and other real estate owned expenses were $447 thousand for the first nine months of 2013, a decrease of $398 thousand or 47.1% from $845 thousand for the first nine months of 2012. This decrease was primarily due to the overall decrease in the carrying balance of OREO as well as the amount of nonperforming loans and classified assets; and

•
FDIC insurance expense was $1.4 million for the first nine months of 2013, a decrease of $353 thousand or 20.0% from $1.8 million for the first nine months of 2012 and was due to the factors mentioned in the quarterly analysis above.

Income Taxes

The Company recorded an income tax benefit of $3.7 million for the three months ended September 30, 2013, compared to income tax expense of $269 thousand for the same period of 2012. The decrease in income tax expense from the third quarter of 2012 to the same period of 2013 was primarily the result of the Company’s pretax income decreasing by approximately $11.5 million due substantially to the $11.5 million prepayment penalty on the long-term FHLB advances prepaid during the third quarter of 2013 and an increase in the amount of tax-exempt income on investment securities during the third quarter of 2013 as the Company had rebalanced its securities portfolio during the quarter.

The Company recorded an income tax benefit of $3.3 million for the nine months ended September 30, 2013, compared to income tax expense of $604 thousand for the same period in 2012, reflecting a $3.9 million decrease in income tax expense. The decrease in income tax expense from the first nine months of 2012 to the same period of 2013 was primarily the result of the Company’s pretax income decreasing by approximately $11.3 million due to the factors mentioned in the quarterly analysis above.

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

The Company's ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company's allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment. The ALL Committee meets at least annually to review the Company's allowance for loan losses methodology.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4:  Allowance for Loan Losses

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Average loans outstanding*	$672,184	$720,362
Allowance for loan losses, January 1	$20,338	$24,102
Charge-offs:
Commercial, industrial and agricultural	(534)	(999)
Real estate - one to four family residential:
Closed end first and seconds	(1,137)	(1,265)
Home equity lines	(111)	(669)
Real estate - construction:
One to four family residential	(57)	(76)
Other construction, land development and other land	(1,154)	(1,618)
Real estate - non-farm, non-residential:
Owner occupied	(514)	(1,443)
Non-owner occupied	(1,912)	(1,507)
Consumer	(165)	(335)
Other	(98)	(70)
Total loans charged-off	(5,682)	(7,982)
Recoveries:
Commercial, industrial and agricultural	277	464
Real estate - one to four family residential:
Closed end first and seconds	67	14
Home equity lines	29	10
Real estate - construction:
One to four family residential	58	38
Other construction, land development and other land	68	1
Real estate - non-farm, non-residential:
Owner occupied	-	120
Non-owner occupied	55	409
Consumer	94	117
Other	40	27
Total recoveries	688	1,200
Net charge-offs	(4,994)	(6,782)
Provision for loan losses	1,550	4,783
Allowance for loan losses, September 30	$16,894	$22,103
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	2.55%	3.14%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.99%	1.26%
*Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $350 thousand and $1.6 million, respectively for the three and nine months ended September 30, 2013, as compared to $625 thousand and $4.8 million, respectively for the same periods of 2012. Net charge-offs for the three and nine months ended September 30, 2013 were $1.3 million and $5.0 million, respectively as compared to $1.4 million and $6.8 million, respectively for the same three and nine month periods of 2012. This represents, on an annualized basis, 0.77% and 0.99% of average loans outstanding for the three and nine months ending September 30, 2013 and 0.77% and 1.26% of average loans outstanding for the same periods of 2012. The contribution to the provision in the first nine months of 2013 and 2012 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions, both nationally and in our markets, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods.

Net charge-offs decreased $1.8 million, or 26.4%, from the nine months ended September 30, 2012 to the same period of 2013 due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. However, net charge-offs remain elevated when compared to historical levels as the Company has aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at September 30, 2013 was $16.9 million, compared with $20.3 million at December 31, 2012. This represented 2.55% of period end loans at September 30, 2013, compared with 2.97% of year end loans at December 31, 2012.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5:  Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2013		2012
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,349	7.30%	$2,340	7.58%
Real estate - one to four family residential:
Closed end first and seconds	3,062	33.91%	2,876	34.91%
Home equity lines	715	14.88%	720	14.56%
Real estate - multifamily residential	70	2.75%	62	2.31%
Real estate - construction:
One to four family residential	261	2.52%	419	2.96%
Other construction, land development and other land	2,020	3.30%	3,897	5.04%
Real estate - farmland	39	1.21%	41	1.25%
Real estate - non-farm, non-residential:
Owner occupied	5,695	19.44%	5,092	17.50%
Non-owner occupied	2,921	11.57%	4,093	10.48%
Consumer	215	2.67%	215	2.94%
Other	547	0.45%	583	0.47%
Total allowance for loan losses	$16,894	100.00%	$20,338	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2013 and December 31, 2012 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of September 30, 2013, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the nine months ended September 30, 2013 and the year ended December 31, 2012:

Table 6:  Nonperforming Assets
	September 30,	December 31,
(dollars in thousands)	2013	2012
Nonaccrual loans*	$6,352	$11,874
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	6,352	11,874
Other real estate owned	1,203	4,747
Total nonperforming assets	$7,555	$16,621

Nonperforming assets to total loans and other real estate owned	1.14%	2.41%
Allowance for loan losses to nonaccrual loans	265.95%	171.29%
Annualized net charge-offs to average loans for the period	0.99%	1.32%
Allowance for loan losses to period end loans	2.55%	2.97%

*	Includes $2.6 million and $5.1 million in nonaccrual TDRs at September 30, 2013 and December 31, 2012, respectively.

The following table presents the change in the OREO balance for the nine months ended September 30, 2013 and 2012:

Table 7:  OREO Changes
	September 30,
(dollars in thousands)	2013	2012

Balance at the beginning of period, gross	$5,558	$8,729
Transfers from loans	1,675	4,708
Capitalized costs	-	-
Sales proceeds	(3,816)	(3,676)
Previously recognized impairment losses on disposition	(906)	(466)
(Loss) on disposition	(823)	(105)
Balance at the end of period, gross	1,688	9,190
Less valuation allowance	(485)	(2,613)
Balance at the end of period, net	$1,203	$6,577

The following table presents the change in the valuation allowance for OREO for the nine months ended September 30, 2013 and 2012:

Table 8:  OREO Valuation Allowance Changes
	September 30,
(dollars in thousands)	2013	2012

Balance at the beginning of period	$811	$1,403
Valuation allowance	580	1,676
Charge-offs	(906)	(466)
Recoveries	-	-
Balance at the end of period	$485	$2,613

Nonperforming assets were $7.6 million or 1.14% of total loans and other real estate owned at September 30, 2013 compared to $16.6 million or 2.41% at December 31, 2012. Nonperforming assets increased from 2007 through 2010 as a result of the continued challenging economic conditions which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. Nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and decreased by $9.1 million during the first nine months of 2013. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 265.95% of nonaccrual loans at September 30, 2013, compared to 171.29% at December 31, 2012. Nonperforming loans decreased $5.5 million or 46.5% during the nine months ended September 30, 2013 to $6.4 million, with $758 thousand of this decline occurring in the third quarter of 2013.

Nonaccrual loans were $6.4 million at September 30, 2013, a decrease of $5.5 million or 46.5% from $11.9 million at December 31, 2012. Of the current $6.4 million in nonaccrual loans, $6.1 million or 95.5% is secured by real estate in our market area. Of these real estate secured loans, $4.5 million are residential real estate, $709 thousand are real estate construction, $457 thousand are farmland, and $450 thousand are commercial properties.

As of September 30, 2013 and December 31, 2012, there were no loans past due 90 days and still accruing interest.

Other real estate owned, net of valuation allowance at September 30, 2013 was $1.2 million, a decrease of $3.5 million or 74.7% from $4.7 million at December 31, 2012. The balance at September 30, 2013 was comprised of 14 properties of which $947 thousand are residential real estate and $256 thousand are real estate construction properties. During the nine months ended September 30, 2013, new foreclosures included eighteen properties totaling $1.7 million transferred from loans. Sales of twenty other real estate owned properties for the nine months ended September 30, 2013 resulted in a net loss of $823 thousand. At September 30, 2013, there were six properties totaling $652 thousand under contract for sale. Subsequent to September 30, 2013, three of the properties under contract for sale at September 30, 2013 sold resulting in a net gain of approximately $46 thousand that will be recognized in the fourth quarter of 2013. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $580 thousand in its consolidated statement of operations for the nine months ended September 30, 2013, due to valuation adjustments on other real estate owned properties as compared to $1.7 million for the same period of 2012. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $5.4 million, or 81.7%, decrease in other real estate owned from September 30, 2012 to September 30, 2013. For more information on asset disposition strategies related to our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 2.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at September 30, 2013 and December 31, 2012 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At September 30, 2013, the balance of impaired loans was $40.8 million, for which there were specific valuation allowances of $5.3 million. At December 31, 2012, the balance of impaired loans was $41.7 million, for which there were specific valuation allowances of $5.2 million. The average balance of impaired loans was $42.5 million for the nine months ended September 30, 2013, compared to $48.4 million for the year ended December 31, 2012. The Company’s impaired loans have declined when comparing the September 30, 2013 period to the December 31, 2012 period, but impaired loans remain elevated since 2008 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at September 30, 2013 and December 31, 2012:

Table 9:  Troubled Debt Restructurings (TDRs)

	September 30,	December 31,
(dollars in thousands)	2013	2012

Performing TDRs	$2,767	$4,433
Nonaccrual TDRs*	2,630	5,089
Total TDRs	$5,397	$9,522

*	Included in nonaccrual loans in Table 6: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At September 30, 2013, the Company had total assets of $1.0 billion, a decrease of $42.5 million or 4.0% from $1.1 billion at December 31, 2012. The decrease in total assets was principally the result of decreases in cash and short-term investments, interest bearing deposits with banks, securities available for sale, restricted securities, loans, other real estate owned, deposits and borrowings, and partially offset by increases in deferred income taxes and total shareholders’ equity (primarily attributable to the closing of the private placements during the second quarter of 2013 and the closing of the rights offering during the third quarter of 2013) as detailed in the following schedule.

Table 10:  Balance Sheet Changes

	September 30,	December 31,
(dollars in thousands)	2013	2012	Change $	Change %
Total assets	$1,033,057	$1,075,553	$(42,496)	-4.0%
Cash and short-term investments	13,655	16,762	(3,107)	-18.5%
Interest bearing deposits with banks	5,205	29,837	(24,632)	-82.6%
Securities available for sale, at fair value	269,456	276,913	(7,457)	-2.7%
Restricted securities, at cost	6,150	9,251	(3,101)	-33.5%
Total loans	662,625	684,668	(22,043)	-3.2%
Deferred income taxes, net	18,814	10,687	8,127	76.0%
Other real estate owned, net	1,203	4,747	(3,544)	-74.7%
Total deposits	827,017	838,373	(11,356)	-1.4%
Total borrowings	69,369	130,752	(61,383)	-46.9%
Total shareholders' equity	130,633	99,711	30,922	31.0%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio entirely consists of securities available for sale, which may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These securities are carried at estimated fair value. Total investment securities were $269.5 million at September 30, 2013, reflecting a decrease of approximately $7.5 million or 2.7% from $276.9 million at December 31, 2012. The valuation allowance for the available for sale portfolio had an unrealized (loss), net of tax benefit, of ($7.5) million at September 30, 2013 compared with an unrealized gain, net of tax expense, of $1.9 million at December 31, 2012. These unrealized (losses) as of September 30, 2013 are principally due to current financial market conditions for these types of investments particularly changes in interest rates which rose between December 31, 2012 and September 30, 2013 causing bond prices to decline.

The decrease in the investment portfolio during the first nine months of 2013 was primarily the result of mark-to-market adjustments related to increases to the mid to long term interest rate curve, primarily late in the second quarter of 2013 and into the third quarter of 2013. Unrealized losses on investment securities were $11.3 million at September 30, 2013, compared to unrealized gains of $2.9 million at December 31, 2012. Management continues to restructure the composition of our securities portfolio to strategically deploy excess cash into investment securities as investment opportunities are available; due to relatively scarce suitable investment opportunities, a portion of our excess funding remains in lower yielding interest bearing deposits with banks. In the first nine months of 2013, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 26.7% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. During the first nine months of 2013, management purchased additional tax exempt investment securities issued by state and political subdivisions, as these securities offered a higher yield over a longer duration than other investment opportunities available in the period. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of September 30, 2013 and December 31, 2012, our investment portfolio was 26.1% and 25.8%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $662.6 million at September 30, 2013, a decrease of approximately $22.0 million or 3.2% from $684.7 million at December 31, 2012. As previously mentioned our loan portfolio continues to decrease as a result of weak loan demand, additional charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $827.0 million as of September 30, 2013, a decrease of $11.4 million or 1.4% from $838.4 million as of December 31, 2012. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11:  Deposits

	September 30,	December 31,
(dollars in thousands)	2013	2012	Change $	Change %
Noninterest-bearing deposits	$136,835	$116,717	$20,118	17.2%

Interest-bearing deposits:
Demand deposits	$248,871	$245,833	$3,038	1.2%
Money market deposits	112,616	128,438	(15,822)	-12.3%
Savings deposits	90,471	86,868	3,603	4.1%
Time deposits	238,224	260,517	(22,293)	-8.6%
Total interest-bearing deposits	$690,182	$721,656	$(31,474)	-4.4%

During the first nine months of 2013, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity interest-bearing and noninterest-bearing retail deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the increase in our noninterest-bearing and interest-bearing demand and savings deposits during the nine months ended September 30, 2013 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. At September 30, 2013 and December 31, 2012, the Company had $25.6 million and $28.6 million in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these broker certificates of deposits also include deposits under the CDARS program.

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

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $69.4 million at September 30, 2013, a decrease of $61.4 million or 46.9% from $130.8 million at December 31, 2012. The significant decrease in borrowings was driven by the prepayment of $107.5 million in long-term FHLB borrowings during August 2013 and the payment at maturity of a $10.0 million long-term FHLB borrowing during September 2013 and was partially offset by the addition of $55.3 million short-term FHLB borrowing during 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

As of September 30, 2013, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

On June 12, 2013, the Company closed on its previously discussed Private Placements that contributed gross proceeds of approximately $45.0 million to our liquidity. On July 5, 2013, the Company closed on its previously disclosed Rights Offering that contributed gross proceeds of approximately $5.0 million to our liquidity. The Company deployed a portion of these proceeds during the third quarter of 2013 to execute certain of the Company’s strategic initiatives including the prepayment of higher rate long-term FHLB advances and the accelerated resolution and disposition of adversely classified assets. The Company expects to continue deploying a portion of these proceeds to execute the remaining related business initiatives during the fourth quarter of 2013 and into 2014. For more information on our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 2.

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

Cash, cash equivalents and federal funds sold totaled $18.9 million as of September 30, 2013 compared to $46.6 million as of December 31, 2012. At September 30, 2013, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $226.0 million or 21.9% of total assets, compared to $217.7 million or 20.2% of total assets at December 31, 2012.

As disclosed in the Company’s consolidated statement of cash flows, net cash used in operating activities was $1.8 million, net cash provided by investing activities was $1.6 million and net cash used in financing activities was $27.5 million for the nine months ended September 30, 2013. Combined, this contributed to a $27.7 million decrease in cash and cash equivalents for the nine months ended September 30, 2013.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $182.1 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $66.9 million at September 30, 2013. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $52.1 million at September 30, 2013.

As of September 30, 2013, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2013, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2013, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

On February 17, 2011, the Parent and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this Written Agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Part I, Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements” and under “Executive Overview” of this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On September 5, 2013, the Parent and the Bank entered into a MOU with the Reserve Bank and the Bureau. Under the terms of this MOU, the Parent and the Bank are subject to additional limitations and regulatory restrictions and the Parent cannot declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and cannot purchase or redeem shares of its stock without prior regulatory approval. Additional information about the MOU can be found under Part I, Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements” and under “Executive Overview” of this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three and nine months ended September 30, 2013 and 2012, no cash dividends have been paid from the Bank to the Company.

For the three and nine months ended September 30, 2013 and 2012, the Company paid out no cash dividends to common shareholders.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

On August 15, 2013, the Company deferred its eleventh consecutive dividend on the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of operations. As of September 30, 2013, the Company had accumulated $3.3 million for dividends on the Series A Preferred Stock. The Company has notified the holders that it is deferring the November 15, 2013 dividend on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

On February 17, 2011, the Parent and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this Written Agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval.

On September 5, 2013, the Parent and the Bank entered into a MOU with the Reserve Bank and the Bureau. Under the terms of this MOU, the Parent is subject to additional limitations and regulatory restrictions and cannot declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and cannot purchase or redeem shares of its stock without prior regulatory approval. Additional information about the MOU can be found under Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements” and under “Executive Overview” of this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2013 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Readers should consider carefully the following important risks, in addition to the risks set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and our Annual Report for the year ended December 31, 2012, in conjunction with the other information in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including our consolidated financial statements and related notes, in evaluating us, our business and an investment in our securities. Other than as set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

The Company has a high concentration of loans secured by both residential and commercial real estate and a further downturn in either or both real estate markets, for any reason, may increase the Company’s credit losses, which would negatively affect its financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At September 30, 2013, approximately 89.6% of the Company’s $662.6 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a greater deterioration in market value of collateral, or a greater decline in local employment rates or economic conditions, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company may have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

We have a concentration of credit exposure in acquisition and development real estate loans.

At September 30, 2013, we had approximately $38.5 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 5.8% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The Company historically paid quarterly dividends before suspending dividend payments on its common stock in the first quarter of 2011. There is no assurance that the Company will resume paying cash common dividends. In addition and as previously disclosed, in the Memorandum of Understanding the Company has agreed to not declare or pay dividends of any kind without the prior written approval of the Reserve Bank and the Bureau. Even if the Company resumes paying common dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s Series A Preferred Stock. All dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our Board of Directors may deem relevant.

Further, on November 15, 2013, the Company will defer its twelfth consecutive dividend on the Series A Preferred Stock originally issued to the Treasury. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of November 15, 2013, the Company will have accumulated $3.6 million for dividends on the Series A Preferred Stock. Because dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid.

In April 2012, the Treasury assigned an observer to attend the Company’s Board meetings, in part to determine whether and how to exercise this right, but the Treasury did not exercise this right to elect directors. On October 21, 2013, the Treasury sold all of the Series A Preferred Stock that it held to third parties through a private offering structured as a modified Dutch auction. Any holder of shares of Series A Preferred Stock has the board representation rights described in the preceding paragraph.

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

On October 21, 2013, the Treasury sold all of the Series A Preferred Stock that it held to third parties through a private offering structured as a modified Dutch auction. Any holder of shares of Series A Preferred Stock, including private equity funds, has the board representation rights described in the preceding paragraph. Although the Treasury did not exercise these rights when it held the Series A Preferred Stock, a private equity fund or other private purchaser of the Series A Preferred Stock may exercise this right and assume representation on the Board of Directors without the approval of existing Board members or our shareholders. The Board members would have voting rights and, as members of the Board, would have the ability to influence the management and control of the Company and its operations.

We have goodwill that may become impaired, and thus result in a charge against earnings.

We are required by U.S. GAAP to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of September 30, 2013, we had $16.0 million of goodwill related to branch acquisitions in 2003 and 2008. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.

We are not paying dividends on our common stock or our Series B Preferred Stock. The failure to resume paying dividends on our common stock or to begin paying dividends on our Series B Preferred Stock may adversely affect the value of our common stock and our Series B Preferred Stock.

We paid cash dividends on our common stock prior to 2011, when we suspended dividend payments. There is no assurance if or when we will be able to resume paying cash dividends on our common stock or Series B Preferred Stock.

Holders of Series B Preferred Stock are entitled to receive dividends if, as and when declared by the Company’s Board of Directors, in an identical form of consideration and at the same time, as those dividends or distributions that would have been payable on the number of whole shares of the Company’s common stock that such shares of Series B Preferred Stock would be convertible into upon satisfaction of the conversion conditions. Accordingly, since there is no assurance if or when we will be able to resume paying cash dividends on our common stock, there is also no assurance if or when we will be able to begin paying cash dividends on our Series B Preferred Stock.

In the Memorandum of Understanding EVBS agreed to not pay any dividends on its stock without the prior written consent of the Reserve Bank and the Bureau.

Further, as of September 30, 2013, the Company had deferred ten quarterly interest payments and accumulated $887 thousand in interest on the junior subordinated debentures (the “Junior Subordinated Debentures”) relating to its trust preferred securities issued in September 2003. Until all accrued and unpaid interest on the Junior Subordinated Debentures is paid, the Company may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company’s capital stock, including its common stock and Series B Preferred Stock. Similarly, future payments of cash dividends on our common stock and Series B Preferred Stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s Series A Preferred Stock. As of September 30, 2013, EVBS had accumulated $3.3 million for dividends on the Series A Preferred Stock.

In addition, all dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements, and such other factors as our Board of Directors may deem relevant. The ability of our banking subsidiary, EVB, to pay dividends to us is also limited by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiary. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three and nine months ended September 30, 2013, the Company did not repurchase any of its common stock.

In connection with the Written Agreement with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The Written Agreement was terminated on July 30, 2013.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company is subject to additional limitations and regulatory restrictions and cannot purchase or redeem shares of its stock without prior regulatory approval.

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
10.17
Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.
(Registrant)

Date:	November 14, 2013	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

