Form 10-K
period 2013-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2014-03-31
CIK 1047170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2013 was $51.5 million.

There were 11,862,367 shares of common stock, par value $2.00 per share, outstanding as of March 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Part I

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (“Parent”) is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. Through our wholly-owned bank subsidiary, EVB (the “Bank”), we operate twenty-one full service branches and 2 drive-in facilities in eastern Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB.

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

Historically, the Company’s goal has been to expand our footprint in eastern and central Virginia. To accomplish that goal, we have expanded and improved our branch network. While we continuously evaluate strategies of building new branches in growing markets and purchasing other locations as the opportunities arise, the economic environment over the past few years has not been conducive to expansion. In December 2010, we closed one of our oldest branches, Aylett, combining it with a newer and larger branch three miles away at Central Garage on Route 360. This location in King William County is fast becoming the economic center of that part of the county. In early 2011, we purchased land in Colonial Heights with the intent to build and relocate our existing rented branch to this owned property during the fourth quarter of 2012. In December 2012, we completed construction of the new Colonial Heights branch and relocated from our previously rented branch. We have also closed three other branches during the last three years, with our Glenns branch closing in December 2011, our Bowling Green branch closing in September 2012 and our Old Church branch closing in October 2013. The decision to close our Glenns branch was based on foot traffic and other metrics, and we can continue to efficiently serve our customers in that area with the three other branches located only a few miles away. The decision to close our Bowling Green branch was based on several factors including the branch location, which was outside our traditional footprint, and the inability to successfully grow the branch due to local economic conditions. The decision to close the Old Church branch was based on several factors including declining branch activity and an absence of community or business initiatives for economic expansion in or around the area in the near future. These branch closures were also part of our strategic focus from 2011 to 2013 of aggressively managing our noninterest expenses. Other changes to the branch system could occur in the future. Our goal continues to be to expand whenever possible when it is financially feasible. As previously disclosed, in February 2011 we entered into a written agreement with our federal and state banking regulators. The Written Agreement was terminated on July 30, 2013. As previously disclosed, in September 2013 we entered into a Memorandum of Understanding with our federal and state banking regulators. The Memorandum of Understanding was terminated effective March 13, 2014. The Company’s management and Board of Directors unanimously support the goal of financial soundness identified by this Memorandum of Understanding. For additional discussion of the agreement and

Memorandum of Understanding, please see “Regulation and Supervision — Regulatory Agreements” later in Item 1 of this Annual Report on Form 10-K.

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal working hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank has ceased operations of EVB Title, LLC due to low volume and profitability. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans and whose financial position and operating results are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Market Areas

The Company currently conducts business through twenty-one full service branches and two drive-in facilities, primarily in the eastern portion of the state. Our markets are located east of U.S. Route 250 and extend from northeast of Richmond to the Chesapeake Bay in central Virginia and across the James River from Colonial Heights to southeastern Virginia. Geographically, we have four primary market areas: Northern Neck, Middle Peninsula, Capital (suburbs of Richmond) and Southern.

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

Our Southern region is comprised of New Kent, Surry, Sussex, and Southampton counties. New Kent continues to be one of the fastest growing counties in Virginia based on population. It is located southeast of Richmond and north of Williamsburg placing us in the growth zone of U.S. highway 64 that runs from Richmond to the Virginia Beach area of the Virginia Tidewater region. The other three counties are approximately fifty miles southeast of Richmond along or just off the state Route 460 corridor and are adjacent to the Greater Tidewater area. The port of Hampton Roads is approximately fifty miles to the east of our Southern region. The region’s close proximity to major military, naval and research centers and transportation infrastructure make this an attractive location for contractors and service and manufacturing companies.

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

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of a broad range of products and services, as well as the high level of personal service that we provide. While we work through the economic challenges of the past few years and look at 2014 as a year to strengthen our existing markets, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding further in areas near the urban markets of Richmond and the Greater Tidewater area.

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

Employees

As of December 31, 2013, the Company had 315 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous laws and regulations that apply to financial institutions. The most significant of these laws is the Dodd-Frank Act, adopted on July 21, 2010 to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company continues to experience a period of rapidly changing regulatory requirements. These regulatory changes could have a significant effect on how the Company conducts its business. The full extent of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be determined and will depend to a large extent on the many specific regulations that the Dodd-Frank Act requires to be adopted in the coming months and years to implement these reform initiatives.

Regulatory Agreements

On February 17, 2011, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”). The Written Agreement was terminated on July 30, 2013. The Written Agreement had required the Bank, among other things, to develop plans for improving numerous aspects of the Bank’s operations and management, required the Bank to improve asset quality, restricted certain types of credit extensions and imposed a number of measures designed to preserve the Bank’s capital.

On September 5, 2013, the Company and the Bank entered into a Memorandum of Understanding (the “Memorandum of Understanding” or “MOU”) with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014.

Under the terms of the MOU, the Company and the Bank had agreed that the Company will not, without prior written approval of the Reserve Bank and the Bureau, (a) declare or pay dividends of any kind, or make any payments on the Company’s trust preferred securities; (b) incur or guarantee any debt; or (c) purchase or redeem any shares of the Company’s stock. In addition, under the MOU the Company and the Bank had agreed to review and revise the allowance for loan and lease losses methodology (“ALLL”), and on a quarterly basis submit to the Reserve Bank and the Bureau a copy of the internally calculated ALLL worksheet.

Management believes, as of December 31, 2013, that the Company and Bank were in full or substantial compliance with the terms of the MOU.

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

As a bank holding company, the Company is also subject to the Bank Holding Company Act of 1956 (the “BHCA”) and supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Generally, a bank holding company is required to obtain the approval of the Federal Reserve Board before acquiring a controlling interest in a bank or engaging in an activity considered to be a banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

Pursuant to the BHCA, the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks, and permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. A bank holding company must be well capitalized and well managed to engage in an interstate acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state.

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

Each of the Bank’s depository accounts is insured by the Federal Deposit Insurance Corporation (the “FDIC”) against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Company and the Bank to reduce potential loss exposure to the depositors and to the FDIC insurance funds. For example, pursuant to the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company must commit resources to support its subsidiary depository institutions, which is referred to as serving as a “source of strength.” In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (the “DIF”) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

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

As long as the Company has total consolidated assets of less than $15 billion, under currently applicable capital standards the Company may include in Tier 1 and total capital the Company’s trust preferred securities that were issued before May 19, 2010. The capital guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On January 9, 2009, as part of the Capital Purchase Program (the “Capital Purchase Program” or “CPP”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as discussed below, the Company issued and sold to Treasury for an aggregate purchase price of $24.0 million in cash (1) 24,000 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series A, par value $2.00 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and (2) a ten-year warrant to purchase up to 373,832 shares of the Company’s common stock, par value $2.00 per share (“Common Stock”), at an initial exercise price of $9.63 per share (“Warrant”). The Series A Preferred Stock has been treated as Tier 1 capital for regulatory capital adequacy determination purposes. On October 21, 2013, the Treasury completed the sale to private investors of all 24,000 shares of Series A Preferred Stock held by the Treasury for proceeds of $26.5 million. The Company did not receive any proceeds from the completion of this sale. At December 31, 2013, the Series A Preferred Stock remained outstanding and was held by private investors.

In July 2013, the Company’s primary federal regulator, the Federal Reserve Board, adopted final rules (i) to implement the Basel III Capital framework and (ii) for calculating risk-weighted assets (collectively, the “Basel III Capital Rules”). These final rules establish a new comprehensive capital framework for U.S. banking organizations, and require bank holding companies and their subsidiaries to maintain substantially more capital with a greater emphasis on common equity. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, and also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules will be effective for the Company on January 1, 2015 (subject to a phase-in period for certain portions of the new rules, including the capital conservation buffer and certain regulatory capital adjustments and deductions).

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a “countercyclical capital buffer,” that is applicable only to certain covered institutions and is not expected to have any current applicability to the Company.

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

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. The Company expects to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also exclude certain hybrid securities, such as trust preferred securities, from a bank holding company’s Tier 1 capital, subject to phase-out. The Basel III Capital Rules do not require bank holding companies with less than $15 billion in consolidated total assets to exclude certain hybrid securities (such as trust preferred securities) from Tier 1 capital. As a result, the Company expects to continue to include its trust preferred securities in Tier 1 capital. For bank holding companies with $15 billion or more in consolidated total assets, trust preferred securities will be phased out of tier 1 capital by 2016, but will continue to be included in tier 2 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Company, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

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

Management believes that, as of December 31, 2013, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company. The federal banking agencies have not yet proposed rules to implement the NSFR.

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

Under the terms of the Written Agreement among the Company, the Bank, the Reserve Bank and the Bureau, each of the Company and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Company related to its trust preferred securities) without prior regulatory approval. The Written Agreement was terminated on July 30, 2013.

Under the terms of the MOU among the Company, the Bank, the Reserve Bank and the Bureau, each of the Company and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Company related to its trust preferred securities) without prior regulatory approval. The MOU was terminated effective March 13, 2014. See Note 16 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2013, the Company had deferred eleven quarterly interest payments and accumulated $976 thousand in interest on the junior subordinated debentures (the “Junior Subordinated Debentures”) relating to its trust preferred securities issued in September 2003. Until all accrued and unpaid interest on the Junior Subordinated Debentures is paid, the Company may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, the Company’s common stock, Series A Preferred Stock and Series B Preferred Stock.

In addition, on February 15, 2014, the Company deferred its thirteenth consecutive dividend on the Series A Preferred Stock originally issued to the Treasury. Dividends on the Series A Preferred Stock are, however, cumulative, and, as of December 31, 2013, the Company had accumulated $3.6 million for dividends on the Series A Preferred Stock. Future payment of cash dividends on our common stock and Series B Preferred Stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s Series A Preferred Stock.

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

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•	Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.
•	Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Creation of the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the CFPB, which is discussed in more detail below.

•	Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.
•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.
•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that may have an impact on the Company and the Bank.

Source of Strength Doctrine

The Dodd-Frank Act codifies and expands the existing Federal Reserve Board policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of March 2014, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the Federal Reserve Board’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Economic Emergency Stabilization Act of 2008 (the “EESA”) and the American Recovery & Reinvestment Act of 2009 (the “ARRA”)

In October 2008, the EESA was signed into law, which provided immediate authority and facilities that the Treasury could use to restore liquidity and stability to the financial system, and pursuant to which the U.S. Treasury made equity investments in banks and their holding companies through the Troubled Asset Relief Program (“TARP”). The AARA and EESA contained executive compensation restrictions that applied to bank holding companies that received TARP assistance, and were supplemented by additional restrictions contained in regulations issued by the Treasury.

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

As of December 31, 2013, the corporate governance and executive compensation standards and restrictions of the EESA and the ARRA, as supplemented by regulations issued by the Treasury, do not apply to the Company as the Treasury no longer holds shares of the Company’s Series A Preferred Stock.

Incentive Compensation

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued regulatory guidance (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies proposed regulations that would prohibit financial institutions with assets of at least $1 billion from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss to the financial institution, but these regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives only if the Company’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.

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

FDIC Insurance, Assessments and Regulation

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit ownership category. As of March 2014, the basic limit on FDIC deposit insurance coverage was $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

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

FDIC insurance expense totaled $1.8 million, $2.3 million and $2.7 million in 2013, 2012 and 2011, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the DIF ranged between a high of 0.64 basis points for the first three quarters of 2013, to a low of 0.62 basis points for the fourth quarter of 2013. For the first quarter of 2014, the FICO assessment rate for the DIF is 0.62 basis points resulting in a premium of $0.0062 per $100 of DIF-eligible deposits.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. The Company believes that, as of December 31, 2013, its bank subsidiary, EVB, was “well capitalized” based on the aforementioned ratios.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act (“TILA”), Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Dodd-Frank Act has transferred rulemaking authority under many of these laws to the CFPB.

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. As recently amended and effective January 10, 2014, certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

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

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2013, the Bank held $3.2 million of FHLB of Atlanta stock.

Volcker Rule

The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). On December 10, 2013, the U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) adopted final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (“CDOs”) backed by trust preferred securities, effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by trust preferred securities from the Volcker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in trust preferred securities issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.

Future Regulation

Including and in addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations, regulatory policies or regulatory guidance or interpretative positions applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

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

Declines in the housing market, with falling home prices and elevated foreclosures, coupled with high unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and consumer loans and have resulted in significant write-downs of asset values by financial institutions in recent years. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and reduction of business activity generally, the effects of which continue to be felt today. Continuing economic pressure on consumers may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. At December 31, 2013, approximately 88.8% of the Company’s $657.2 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a greater deterioration in market value of collateral, or a greater decline in local employment rates or economic conditions, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could impact the Company’s profitability. There has been a slowdown in the housing market across our geographical footprint, reflecting declining prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable in the current economy. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company may have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

Offerings of our securities and other potential capital strategies or the conversion of shares of our non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) into common stock could dilute your investment or otherwise affect your rights as a shareholder.

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

Affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) are substantial holders of our common stock.

Castle Creek holds approximately 9.0% of our common stock and approximately 30.0% of our combined common stock and Series B Preferred Stock. GCP Capital holds approximately 9.0% of our common stock and approximately 13.2% of our combined common stock and Series B Preferred Stock. Pursuant to the terms of the securities purchase agreements entered into with Castle Creek and GCP Capital in the Private Placements (as defined below), Castle Creek and GCP Capital each have a right to appoint a representative on our Board of Directors and on the Bank’s board of directors. As previously disclosed in a Form 8-K filed on August 5, 2013, effective July 30, 2013, Boris M. Gutin was elected to the Boards of Directors of the Company and the Bank at the request of an affiliate of GCP Capital, and following the recommendation of the Company’s Nominating and Corporate Governance Committee. Castle Creek and GCP Capital may have individual economic interests that are different from the other’s interests and different from the interests of our other shareholders.

We may not be able to fully execute on our business initiatives related to the Private Placements and the Rights Offering (each as defined below), which could have a material adverse effect on our financial condition or results of operations.

On June 12, 2013 the Company completed sales of the Company’s common stock and Series B Preferred stock through private placements (the “Private Placements”) with certain institutional investors, including affiliates of Castle Creek and GCP Capital, and, on June 28, 2013, a rights offering (the “Rights Offering”) to existing shareholders expired. Together, the Private Placements and the Rights Offering raised aggregate gross proceeds to the Company of $50.0 million. We intend to use a significant portion of the gross proceeds from the Private Placements and the Rights Offering to strengthen our balance sheet so that we can pursue the following business strategies: (a) the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), (b) the optimization of our balance sheet, building on our successful prepayment of FHLB advances, and (c) the eventual repurchase of our Series A Preferred Stock that we issued to Treasury through its Capital Purchase Program, subject to the approval of state and federal banking regulators. See “2013 Capital Initiatives and Strategic Initiatives” in Part II, Item 7 of this Annual Report on Form 10-K.

There are significant costs, risks and uncertainties associated with the development, implementation and execution of these business strategies, including the investment of time and resources, the possibility that these strategies will be less successful or beneficial than anticipated, and the risk of additional liabilities associated with these strategies. Our potential inability to successfully execute these business strategies could have a material adverse effect on our business, financial condition or results of operations. We expect our non-interest expense to increase in connection with executing these business strategies, and we may incur some or all of these costs in advance of realizing improved financial condition and results of operations as a result of these strategies.

We have a concentration of credit exposure in acquisition and development (or “ADC”) real estate loans.

At December 31, 2013, we had approximately $37.9 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 5.8% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Making loans is an essential element of our business. The risk of nonpayment is affected by a number of factors, including but not limited to: the duration of the credit; credit risks of a particular customer; changes in economic and industry conditions; and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans may not be repaid. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, changes in the size and composition of the loan portfolio and industry information. Also included in our estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. Because any estimate of loan losses is necessarily subjective and the accuracy of any estimate depends on the outcome of future events, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income. We cannot be certain that our allowance for loan losses is adequate to absorb probable losses in our loan portfolio.

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

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (or the Basel III Capital Rules). For further information about these final rules, please see “Regulation and Supervision” under the heading “Capital Requirements” in Item 1 of this Annual Report on Form 10-K.

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

Due to the changes to bank capital levels and the calculation of risk-weighted assets, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. If the Basel III Capital Rules require the Company to access the capital markets in this manner, or similarly limit the Bank’s operations and activities, the Basel III Capital Rules would have a detrimental effect on our net income and return on equity and limit the products and services we provide to our customers.

The Company is not paying dividends on its common stock or Series B Preferred Stock and is deferring distributions on its Series A Preferred Stock, and is otherwise restricted from paying cash dividends on its common stock, Series A Preferred Stock and Series B Preferred Stock. The failure to resume paying dividends and distributions may adversely affect the Company, the value of our common stock, Series A Preferred Stock and Series B Preferred Stock and has provided board appointment rights to the holders of our Series A Preferred Stock.

The Company historically paid quarterly dividends before suspending dividend payments on its common stock in the first quarter of 2011. There is no assurance that the Company will resume paying cash common dividends. The Memorandum of Understanding was terminated on March 13, 2014. Even if the Company resumes paying common dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on the Company’s Series A Preferred Stock. All dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our Board of Directors may deem relevant. The ability of our banking subsidiary, EVB, to pay dividends to us is also limited by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiary. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

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

On February 15, 2014, the Company deferred its thirteenth consecutive dividend on the Series A Preferred Stock originally issued to the Treasury. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the preferred stock and accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflected the accumulated dividends as a portion of the effective dividend on preferred stock on the consolidated statements of operations. As of December 31, 2013, the Company had accumulated $3.6 million for dividends on the Series A Preferred Stock. Because dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. In April 2012, the Treasury assigned an observer to attend the Company’s Board meetings, in part to determine whether and how to exercise this right, but the Treasury did not exercise this right to elect directors. On October 21, 2013, the Treasury sold all of the Series A Preferred Stock that it held to third parties through a private offering structured as a modified Dutch auction. Any holder of shares of Series A Preferred Stock has the board representation rights as described earlier in the paragraph.

As of December 31, 2013, the Company had deferred eleven quarterly interest payments and accumulated $976 thousand in interest on the junior subordinated debentures (the “Junior Subordinated Debentures”) relating to its trust preferred securities issued in September 2003. Until all accrued and unpaid interest on the Junior Subordinated Debentures is paid, the Company may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, the Company’s common stock, Series A Preferred Stock and Series B Preferred Stock.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company. The Dodd-Frank Act will likely continue to increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency, the Consumer Financial Protection Bureau, that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Reserve Bank, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve (including the Reserve Bank) and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

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

Because the Series A Preferred Stock remains outstanding, the Series A Preferred Stock’s dividend rate increased and we could have changes to our Board of Directors.

On February 15, 2014, the dividend rate increased substantially from 5.0% per annum to 9.0% per annum. This increase in the annual dividend rate could have a material adverse effect on our liquidity, our net income available to common shareholders and our earnings per share.

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

Our ability to use net operating loss carryforwards, built-in losses and certain other tax assets may be limited in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of losses or other tax assets we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate. A number of special rules apply to calculating this limit. While the recent Private Placements may have increased the likelihood of an “ownership change,” we currently believe that an “ownership change” has not occurred. If such an ownership change has occurred or occurs in the future, we may not be able to use all of our net operating losses and other tax assets to offset taxable income, thus paying higher income taxes which would negatively impact our financial condition and results of operations.

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

We rely on dividends from the Bank as our primary source of additional liquidity, and the payment of dividends by the Bank to us is restricted by applicable state and federal law. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

We have goodwill that may become impaired, and thus result in a charge against earnings.

We are required by U.S. GAAP to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2013, we had $16.0 million of goodwill related to branch acquisitions in 2003 and 2008. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.

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

Our common stock, Series A Preferred Stock and Series B Preferred Stock are not insured deposits.

Neither the Company’s common stock nor its Series B Preferred Stock is a bank deposit and, therefore, losses in their value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock or Series B Preferred stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K, and is subject to the same market forces and investment risks that affect the price of capital stock in any other company, including the possible loss of some or all principal invested.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where we opened a 15,632 square foot corporate headquarters and operations center in July 2003. We closed our Old Church office in October 2013, our Bowling Green office in September 2012 and our Glenns office in December 2011. At the end of 2013, the Company owned twenty-one full service branch buildings including the land on which eighteen of those buildings are located and two remote drive-in facilities. The Company currently has long-term leases for four of its branches and one for a former branch. Four of the leases are for the branch buildings and one lease is for the land on which the Company owned branch is located. All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $337 thousand as of December 31, 2013. The counties of Northumberland and Middlesex are each the home to three of our branches. The counties of Essex and Gloucester are home to two branch offices. In addition, Essex County houses the Company’s corporate/operations center. Hanover County houses three branch offices and the Bank’s loan administration center while Henrico, King William County, Lancaster, New Kent, Southampton, Surry, Sussex Counties and Colonial Heights each have one full service branch office. Southampton County and Sussex County also each have a stand-alone drive-in/automated teller machine location.

In June 2010, we purchased 4 business condo units (2,400 square feet per unit) at Atlee Commons in Hanover County. In November 2012, we purchased 3 more business condo units with the same specifications at the same Hanover County location. All of these properties were purchased in anticipation of future space needs and to lower or eliminate current rental costs. In early 2011, land was purchased in Colonial Heights with the intent to build and relocate our existing rented branch. In December 2012, construction was completed on the new Colonial Heights branch and we relocated from our previously rented branch. No other new branches were built or purchased in 2011, 2012 or 2013.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of the Company, their ages as of December 31, 2013, their current titles and positions held during the last five years:

Joe A. Shearin, 57, joined the Company in 2001 as the President and Chief Executive Officer of Southside Bank. Mr. Shearin served in that capacity until 2006 when he became President and Chief Executive Officer of the Bank. Mr. Shearin became the President and Chief Executive Officer of the Company in 2002.

Joseph H. James, Jr., 58, joined the Company in 2000 as Vice President and Operations Officer. From April 2002 to November 2002, Mr. James served as Vice President and Chief Operations Officer. From November 2002 through April 2006, Mr. James served as Senior Vice President and Chief Operations Officer. From April 2006 to January 2009, Mr. James served as an Executive Vice President of the Bank and the Chief Operations Officer of the Company. In January 2009, Mr. James became our Senior Executive Vice President and Chief Operating Officer.

J. Adam Sothen, 37, joined the Company in June 2010 as Vice President and Corporate Controller of the Bank. In September 2011, Mr. Sothen was appointed as the Company’s Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer. Mr. Sothen served as the Corporate Controller until October 2012. Prior to joining the Company, from October 2004 to June 2010, Mr. Sothen served as Vice President and Controller for Bank of the Commonwealth in Norfolk, Virginia.

James S. Thomas, 59, joined the Company in 2003 as Senior Vice President and Retail Banking Manager of Southside Bank. In 2005, he became Executive Vice President and Chief Operating Officer of Southside Bank. In April 2006, Mr. Thomas became Executive Vice President of Retail Banking for the Bank. In June 2007, Mr. Thomas was promoted to Executive Vice President and Chief Credit Officer of the Bank.

Douglas R. Taylor, 57, joined the Company in April 2010 as Executive Vice President and Chief Risk Officer. From December 2004 until joining the Company, Mr. Taylor served as Director of Risk Management for First Market Bank. From October 2001 until December 2004, Mr. Taylor served as Chief Administrative Officer of Citizens Bank and Trust.

Ann-Cabell Williams, 52, joined the Company in July 2011 as Executive Vice President and Retail Executive. From January 2007 until joining the Company, Ms. Williams served as Chief Operation Officer and Retail Executive for Bank of Virginia. From June 1999 until January 2007, Ms. Williams served as Area Manager and Senior Vice President for SunTrust Bank.

Bruce T. Brockwell, 48, joined the Company in April 2011 as Senior Vice President and Senior Commercial Lending Officer of the Bank. In May 2012, he became Senior Vice President and Director of Commercial Banking of the Bank. In August 2013, Mr. Brockwell was promoted to Executive Vice President and Director of Commercial Banking of the Bank. From November 2006 until joining the Company, Mr. Brockwell served as Chief Credit Officer for Bank of Virginia.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “EVBS.” As of March 26, 2014, there were approximately 2,860 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $6.35. Set forth in the table below is the high and low sales prices of our common stock as reported by the NASDAQ Stock Market during each quarter for 2013 and 2012.

	2013		2012
Quarter	High	Low	High	Low
First	$7.50	$5.25	$3.74	$1.89
Second	6.18	4.75	4.41	3.51
Third	6.30	5.00	5.00	3.65
Fourth	7.18	5.95	5.90	4.66

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2013, in stock price appreciation and dividends for the Company’s common stock, the NASDAQ Composite and the SNL $1 billion – $5 billion Bank Index. Returns assume an initial investment of $100 at the market close on December 31, 2008 and reinvestment of dividends. Values as of each year end of the $100 initial investment are shown in the table and graph below.

	Cumulative Total Return as of Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Eastern Virginia Bankshares, Inc.	100.0	83.35	45.78	24.04	64.60	83.74
NASDAQ Composite	100.0	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B – $5B Bank Index	100.0	71.68	81.25	74.10	91.37	132.87

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

Dividend Information

The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, which is limited by regulatory restrictions on the Bank’s ability to pay dividends. The Company’s quarterly dividend was suspended beginning with the Company’s first quarter of 2011. For further information regarding payment of dividends, refer to Item 1. “Business,” under the heading “Limits on Dividends” and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 16: Dividend Limitations” of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2013, 2012 and 2011, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, prior to January 9, 2012, the Company generally could not purchase any of its common stock without the consent of the Treasury.

In connection with the MOU with the Federal Reserve Board and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014. For further information regarding repurchase of equity securities, refer to Item 7 under the heading “Capital Resources” of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA
  (dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Statement Data:
Interest and dividend income	$42,024	$45,071	$49,538	$53,510	$56,727
Interest expense	8,045	11,568	14,651	17,722	24,050
Net interest income	33,979	33,503	34,887	35,788	32,677
Provision for loan losses	1,850	5,658	8,800	28,930	4,200
Net interest income after provision for loan losses	32,129	27,845	26,087	6,858	28,477
Noninterest income (loss)	7,748	9,898	9,518	10,942	(12,846)
Noninterest expense	44,901	33,346	34,039	35,521	30,291
Income (loss) before income taxes	(5,024)	4,397	1,566	(17,721)	(14,660)
Income tax expense (benefit)	(2,392)	945	(211)	(6,962)	(5,856)
Net income (loss)	(2,632)	3,452	1,777	(10,759)	(8,804)
Effective dividend on preferred stock	1,504	1,500	1,496	1,492	1,459
Net income (loss) available to common shareholders	$(4,136)	$1,952	$281	$(12,251)	$(10,263)
Per Share Data:
Diluted income (loss) per common share	$(0.45)	$0.32	$0.05	$(2.05)	$(1.73)
Dividends per share, common	—	—	—	0.12	0.31
Book value per common share	7.41	12.56	11.83	11.28	13.67
Balance Sheet Data:
Assets	$1,027,074	$1,075,553	$1,063,034	$1,119,330	$1,126,283
Loans, net of unearned income	657,197	684,668	734,530	774,774	853,063
Securities	275,979	286,164	246,582	256,464	178,383
Deposits	834,462	838,373	829,951	868,146	856,640
Total shareholders’ equity	132,949	99,711	95,123	91,418	105,198
Average shares outstanding – basic	9,205	6,051	6,008	5,978	5,920
Average shares outstanding – diluted	9,205	6,051	6,008	5,978	5,920
Performance Ratios:
Return on average assets	-0.39%	0.18%	0.03%	-1.11%	-0.93%
Return on average common shareholders’ equity	-4.98%	2.66%	0.40%	-15.36%	-12.32%
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a
Efficiency ratio(1)	79.46%	79.09%	76.63%	79.89%	76.84%
Average equity to average assets	11.13%	9.13%	8.79%	9.40%	9.23%
Asset Quality Ratios:
Allowance for loan losses to period end loans	2.25%	2.97%	3.28%	3.26%	1.42%
Allowance for loan losses to nonaccrual loans	134.03%	171.29%	79.56%	97.80%	62.91%
Nonperforming assets to period end loans and other real estate owned	1.80%	2.41%	5.09%	5.00%	3.10%
Net charge-offs to average loans	1.11%	1.32%	1.32%	1.89%	0.31%
Capital Ratios:
Leverage capital ratio	12.06%	8.13%	7.67%	7.38%	9.08%
Tier 1 risk-based capital	18.22%	12.64%	11.23%	10.51%	11.60%
Total risk-based capital	19.48%	13.88%	12.47%	11.70%	12.29%

Note: (1)	Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of gains or losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2013 and 2012, and changes in financial condition and results of operations for the years 2011 through 2013. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to EVB’s (the “Bank”) branch network, the payment of dividends, and the ability to realize deferred tax assets; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the impact of the MOU or the termination of the MOU among the Company, the Bank, the Reserve Bank and the Bureau on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock, to redemption of the Company’s Series A Preferred Stock, and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; (xi) statements regarding business initiatives related to and the use of proceeds from the Private Placements and the Rights Offering, including expected future interest expenses and net interest margin following the prepayment of long-term FHLB advances; and (xii) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	factors that adversely affect our business initiatives related to and the use of proceeds from the Rights Offering and the Private Placements, including, without limitation, changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all;
•	our ability and efforts to assess, manage and improve its asset quality;
•	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in its markets, or in the repayment ability of individual borrowers or issuers;
•	the effects of our adjustments to the composition of our investment portfolio;
•	the impact of government intervention in the banking business;

•	an insufficient allowance for loan losses;
•	our ability to meet the capital requirements of our regulatory agencies;
•	changes in laws, regulations and the policies of federal or state regulators and agencies, including rules to implement the Basel III capital framework and for calculating risk-weighted assets;
•	adverse reactions in financial markets related to the budget deficit of the United States government;
•	changes in the interest rates affecting our deposits and loans;
•	the loss of any of our key employees;
•	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in its banking markets;
•	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
•	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
•	our ability to maintain internal control over financial reporting;
•	our ability to raise capital as needed by our business;
•	our reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;
•	possible changes to our Board of Directors, including in connection with the Private Placements and deferred dividends on our Series A Preferred Stock; and
•	other circumstances, many of which are beyond our control.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at estimated fair market value of the property, less estimated disposal costs, if any. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings.

Goodwill

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, we must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company completed its annual goodwill impairment test during the fourth quarter of 2013 and determined there was no impairment to be recognized in 2013. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 10. Income Taxes.”

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies.”

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During 2013, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods. During 2013, the Company has continued to focus on asset quality and strengthening its balance sheet as it believes these areas are critical to its success in the near term. During 2013, the Company successfully executed on several of its previously disclosed strategic initiatives, including the closing of the private placements with certain institutional investors that raised approximately $45.0 million in aggregate gross proceeds, the closing of the rights offering to existing shareholders that raised approximately $5.0 million in aggregate gross proceeds, the accelerated resolution and disposition of certain adversely classified assets, the prepayment of higher rate long-term FHLB advances, and the termination of the formal written agreement with the Reserve Bank and the Bureau. Although the Company recorded a net loss during 2013 primarily due to the prepayment penalties on the extinguished FHLB advances, this transaction immediately improved the Company’s financial position by eliminating a high cost source of funding, thus improving the Company’s net interest margin in future periods, and is a critical step in the Company’s strategic progression towards optimizing its balance sheet. During the fourth quarter of 2013, the Company improved its net interest margin 65 basis points and 32 basis points when compared to the second and third quarters of 2013 due to the repayment of these long-term FHLB advances. Although interest rates have increased since the second quarter of 2013, the current low interest rate environment continues to negatively impact our margins by driving lower yields on our loan portfolio. Our overall asset quality continues to improve. During 2013, the Company was able to reduce its nonperforming assets by 28.9% and its classified assets by 35.7%. As a result of the Company’s focus on resolving its problem assets, loan and asset quality metrics continue to improve as evidenced by end of year nonperforming loans to total loans of 1.68% and nonperforming assets to total assets of 1.15%. In addition, the Company’s allowance for loan losses continued to remain strong at the end of 2013 producing a ratio of allowance for loan losses to nonperforming loans of 134.03% and a ratio of allowance for loan losses to total loans of 2.25%. During 2014, the Company plans to continue evaluating and implementing deliberate strategies to strengthen its financial condition and further improve its asset quality, and management looks forward to future growth and opportunities to further increase the value of the Company’s franchise.

2013 Capital Initiative and Strategic Initiatives

On June 12, 2013, the Company closed on its previously disclosed private placements (the “Private Placements”) with certain institutional investors which raised aggregate gross proceeds of $45.0 million through Private Placements of approximately 4.6 million shares of common stock and 5.2 million shares of Series B Preferred Stock each at $4.55 per share. For more information, see Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 21. Preferred Stock and Warrant.”

On July 5, 2013, the Company closed on its previously disclosed rights offering (the “Rights Offering”) to existing shareholders which raised aggregate gross proceeds of $5.0 million through the issuance of 1.1 million shares of common stock. After issuing these newly subscribed common shares, the Company had approximately 11.8 million total common shares outstanding.

The Company has used a portion of the gross proceeds from the 2013 Capital Initiative (consisting of the Private Placements and Rights Offering) for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), and improvement of the Company’s balance sheet through the restructuring of FHLB advances. During the third quarter of 2013, the Company prepaid $107.5 million of its long-term FHLB advances, and also accelerated the resolution and disposition of adversely classified assets. The extinguishment of the higher rate long-term FHLB advances triggered an $11.5 million prepayment penalty that was fully recognized during the third quarter of 2013. During 2014, the Company will continue to pursue the redemption of the Series A Preferred Stock originally issued to the Treasury through TARP, and also plans to focus on online and mobile banking options offered to the Bank’s customers, including by introducing or improving the Bank’s portfolio of internet and mobile banking products and services. As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success.

Summary of 2013 Operating Results and Financial Condition

During 2013, net loss was ($2.6) million, a decrease of $6.1 million over net income of $3.5 million for the same period of 2012. The net loss for 2013 is primarily due to an $11.5 million prepayment penalty on the extinguishment of $107.5 million in higher rate long-term FHLB advances as discussed in the previous paragraphs. Although net interest margin improved following the payoff of the long-term FHLB advances during the third quarter of 2013, earnings remain constrained due to the protracted low-interest rate environment, lingering credit quality issues and a lack of loan demand resulting from the challenging economic climate, all of which contribute to compressing the Company’s net interest margin. The Company had a strong year liquidating its troubled assets, reducing its classified assets and improving its overall asset quality. The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction as of December 31, 2013 of nonperforming assets by 28.9% compared to December 31, 2012 through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting asset dispositions. Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy, producing a ratio of allowance for loan losses to nonperforming loans of 134.03% at December 31, 2013 compared to 171.29% at December 31, 2012. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at December 31, 2013 to 1.68%, compared to 1.73% at December 31, 2012 while also reducing its ratio of nonperforming assets to total assets at December 31, 2013 to 1.15%, compared to 1.55% at December 31, 2012. With an economic outlook consisting of modest growth, elevated unemployment and low interest rates in the near term, the Company continues to believe the primary drivers behind our continued improvement include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

The primary drivers for the Company’s results for the year ended December 31, 2013 were the $11.5 million prepayment penalty on the payoff of long-term FHLB advances, downward pressure on asset yields in the current economic and interest rate environments, the elevated levels of the provision for loan losses over historical levels, the elevated levels of FDIC insurance premiums over historical levels, professional and collection/repossession expenses related to past due loans and nonperforming assets and losses on the sale of and valuation adjustments on other real estate owned. Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during 2013 generated gains of $1.5 million, a significant decrease from gains of $3.9 million during 2012. The Company experienced a decrease in the amount of net charge-offs during 2013 when compared to the same period in 2012, while the provision for loan losses during 2013 was down approximately 67.3% from the same period of 2012. This was due to improvements in some of the Company’s credit quality metrics, including continued decreases in nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the year ended December 31, 2013, the following key points were significant factors in our reported results:

•	Extraordinary loss of $11.5 million on the extinguishment of $107.5 million in long-term FHLB advances.
•	Provision for loan losses of $1.9 million compared to $5.7 million for the same period in 2012.
•	Net charge-offs of $7.4 million to write off uncollectible balances on nonperforming assets.
•	Decrease in nonperforming assets by $4.8 million during 2013.
•	Gain on the sale of available for sale securities of $1.5 million resulting from the sale of a portion of the Company’s previously impaired agency preferred securities (FNMA & FHLMC) as well as adjustments in the composition of the investment portfolio as part of our overall asset/liability management strategy.
•	Increase in net interest income by $476 thousand from the same period in 2012.
•	Gain of $224 thousand on the sale of our former Bowling Green branch office.
•	Impairment losses of $585 thousand related to valuation adjustments on other real estate owned, compared to $1.7 million for the same period in 2012.
•	Losses of $775 thousand on the sale of other real estate owned, compared to $227 thousand for the same period in 2012.
•	Expenses related to FDIC insurance premiums of $1.8 million, compared to $2.3 million for the same period in 2012.

•	Expenses related to collection, repossession and other real estate owned of $540 thousand, compared to $1.1 million for the same period in 2012.

For the years ended December 31, 2013 and 2012, the reported net income (loss) of ($2.6) million and $3.5 million, respectively equate to the following performance metrics:

•	On net income (loss) available to common shareholders, Return on Average Assets (ROA) of (0.39%) for the year ended December 31, 2013 which compares to ROA of 0.18% for the year ended December 31, 2012 and ROA of 0.03% for the year ended December 31, 2011.
•	On net income (loss) available to common shareholders, Return on Average Common Shareholders’ Equity (ROE) of (4.98%) for the year ended December 31, 2013 which compares to ROE of 2.66% for the year ended December 31, 2012 and ROE of 0.40% for the year ended December 31, 2011.
•	On a per share basis, the diluted and basic income (loss) per common share (EPS) is ($0.45) for the year ended December 31, 2013 which compares to an EPS of $0.32 for the year ended December 31, 2012 and an EPS of $0.05 for the year ended December 31, 2011.

The Company’s operating results decreased significantly for the year ended December 31, 2013, as compared to the same period of 2012, due primarily to the $11.5 million loss on the extinguishment of $107.5 million in long-term FHLB advances. Excluding the loss on extinguishment of debt, the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. By extinguishing the higher rate long-term FHLB advances during the third quarter of 2013, the Company immediately improved its financial position and future funding costs. The prepayment of these long-term FHLB advances had an immediate impact on the Company as net interest margin increased during the fourth quarter by 65 basis points and 32 basis points when compared to the second and third quarters of 2013, respectively. Based on data available at December 31, 2013 including costs of other potential funding sources and the size of and expected yield on the Company’s loan portfolio, the Company anticipates eliminating an estimated $4.5 million in annual interest costs related to these extinguished FHLB advances, and improving the Company’s annualized net interest margin in 2014 by an estimated 65 basis points. The Company believes that these initiatives, in combination with our 2013 Capital Initiative and related business strategies, will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Item 7 under the caption “Asset Quality,” the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs are likely. However, the Company believes that the loan loss reserves set aside during 2013 should be sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Capital Management and Regulatory Agreements

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) which the Company originally issued to the United States Department of Treasury (the “Treasury”) in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On February 15, 2014, the Company deferred its thirteenth consecutive dividend on the Series A Preferred Stock. As of December 31, 2013, the Company had accumulated $3.6 million for dividends on the Series A Preferred Stock. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred stock held by Treasury to private investors. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable. During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company. As of December 31, 2013, the Company has deferred eleven quarterly payments totaling $976 thousand for interest on the Junior Subordinated Debentures.

The actions to suspend and defer dividend and interest payments to preserve capital, while difficult, are necessary to ensure the financial strength of the Company. Despite the Company’s significant challenges over the last several years, the Company has maintained its regulatory well capitalized status and it believes that maintaining this status is critically important for the long-term value of the Company. As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore dividends on its common stock, Series A Preferred Stock and Series B Preferred Stock, as well as interest payments on its Junior Subordinated Debentures.

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The purpose of this agreement was to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contained many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. The Written Agreement was terminated on July 30, 2013. On September 5, 2013, the Company and the Bank entered into a Memorandum of Understanding with the Reserve Bank and the Bureau. The Memorandum of Understanding was terminated effective March 13, 2014. For additional information, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 26. Regulatory Agreements.”

The Company will continue to evaluate its capital management strategies during 2014, including as related to executing the 2013 Capital Initiative and related strategic initiatives and deploying proceeds of the 2013 Capital Initiative.

Basel III Final Rules

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (the “Basel III Capital Rules”). The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of the Basel III Capital Rules, see Part I, Item 1 under the heading “Regulation and Supervision — Capital Requirements.”

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2013 and 2012.

Table 1: SUMMARY OF FINANCIAL RESULTS BY QUARTER

	Three Months Ended				Three Months Ended
	2013				2012
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest and dividend income	$10,262	$10,552	$10,633	$10,577	$11,012	$11,229	$11,276	$11,554
Interest expense	1,179	1,821	2,505	2,540	2,657	2,822	2,985	3,104
Net interest income	9,083	8,731	8,128	8,037	8,355	8,407	8,291	8,450
Provision for loan losses	300	350	600	600	875	625	1,258	2,900
Net interest income after provision for loan losses	8,783	8,381	7,528	7,437	7,480	7,782	7,033	5,550
Noninterest income	2,555	1,795	1,450	1,948	1,925	1,884	2,182	3,907
Noninterest expenses	8,185	20,555	8,205	7,956	8,135	8,536	8,124	8,551
Income (loss) before income taxes	3,153	(10,379)	773	1,429	1,270	1,130	1,091	906
Income tax expense (benefit)	892	(3,733)	100	349	341	269	243	92
Net income (loss)	$2,261	$(6,646)	$673	$1,080	$929	$861	$848	$814
Less: Effective dividend on preferred stock	376	376	376	376	375	375	375	375
Net income (loss) available to common shareholders	$1,885	$(7,022)	$297	$704	$554	$486	$473	$439
Income (loss) per common share: basic	$0.16	$(0.60)	$0.04	$0.12	$0.09	$0.08	$0.08	$0.07
Income (loss) per common share: diluted	$0.11	$(0.60)	$0.04	$0.12	$0.09	$0.08	$0.08	$0.07

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

For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and adjusted by the Tax Equity and Fiscal Responsibility Act adjustment. This latter adjustment is for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve Board policies and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve, which in recent periods has been significantly impacted by initiatives of the Federal Reserve Board intended to lower long-term interest rates.

2013 compared with 2012

Net interest income, on a fully tax equivalent basis, increased $564 thousand or 1.7% to $34.3 million for the year ended December 31, 2013, down from $33.7 million for the year ended December 31, 2012. Total average earning assets decreased $7.6 million or 0.8% from $999.0 million for the year ended December 31, 2012 to $991.3 million for the same period in 2013. Total average interest-bearing liabilities decreased $31.6 million or 3.7% from $848.4 million for the year ended December 31, 2012 to $816.8 million for the same period of 2013. The measured increase in net interest income was impacted by the change in the mix and pricing of the balance sheet components including the impacts of declining loan balances, increased short term investments and decreasing yields on the Company’s loan portfolio, offset by the Company’s expansion of its investment portfolio funded by excess liquidity and increasing yields on its investment portfolio driven by rebalancing efforts. Net interest income for 2013 was favorably impacted by decreases to the cost of all categories of interest-bearing liabilities. These shifts resulted in an increase of 9 basis points in our net interest margin from 3.37% for the year ended December 31, 2012 to 3.46% for the same period of 2013. The percentage of average earning assets to total average assets decreased slightly to 92.7% for the year ended December 31, 2013, as compared to 93.5% for the same period in 2012.

Total interest income, on a fully tax equivalent basis, decreased approximately $3.0 million from $45.3 million for the year ended December 31, 2012 to $42.3 million for the same period of 2013. This was driven by a decline in the yield on interest earning assets from 4.53% for the year ended December 31, 2012 to 4.27% for the same period of 2013, and a decrease in average earning assets over the same periods. The decreased yield on average earning assets was primarily the result of reduced yields on the loan portfolio, a significant decrease in average loan balances and a significant increase in average short term investments partially offset by higher average balances and yields on investment securities.

Average total loan balances decreased $44.7 million from $714.3 million for the year ended December 31, 2012 to $669.5 million for the same period of 2013. The yield on loans decreased to 5.30% for the year ended December 31, 2013 compared to 5.54% for the same period of 2012. This resulted in a $4.1 million, or 24 basis point drop in interest income generated by our largest earning asset category to $35.5 million for the year ended December 31, 2013 compared to $39.6 million for the same period in 2012. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012. In addition, due to the historically low interest rate environment, although slightly rising beginning in the latter portion of the second quarter of 2013 and through the end of 2013, and intensified loan competition in our markets, loans were originated during 2012 and 2013 at much lower yields which has contributed significantly to lower yields on the loan portfolio.

Average investment security balances increased $20.8 million from $261.4 million for the year ended December 31, 2012 to $282.1 million for the same period of 2013. The yield on securities increased 21 basis points from 2.17% for the year ended December 31, 2012 to 2.38% for the year ended December 31, 2013. The higher yield resulted from investment portfolio restructurings, accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, in the prior year compared to the current year, and our decision to invest in the second quarter of 2013 in higher yielding, longer duration municipal securities. Average taxable investment securities increased $13.6 million for the year ended December 31, 2012 as compared to the same period of 2013 and the yield on taxable investment securities increased 20 basis points from 1.97% for the year ended December 31, 2012 to 2.17% for year ended December 31, 2013. Average tax exempt investment securities increased $9.0 million from $14.9 million for the year ended December 31, 2012 to $23.9 million for the same period of 2013 and the yield on tax exempt investment securities decreased 49 basis points from 4.51% for the year ended December 31, 2012 to 4.02% for the year ended December 31, 2013. This lower yield resulted from the acquisition of new investments in the current low interest rate environment.

In addition to deploying excess liquidity into the securities portfolio, we also deploy a portion of our excess funds into short term investments. Average interest bearing deposits in other banks increased $16.4 million from $23.1 million for the year ended December 31, 2012 to $39.5 million for the same period of 2013, while average federal funds sold decreased $65 thousand to $162 thousand for the year ended December 31, 2013 compared to $227 thousand for the same period of 2012. This increase in excess funds was due to the overall increase in our average total deposits and difficulty strategically deploying excess liquidity (including proceeds from the Private Placements and Rights Offering) in the low interest rate environment, and in particular difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return. In total, our average excess funds increased $16.3 million from December 31, 2012 to December 31, 2013.

Average interest bearing deposits decreased approximately $3.8 million from $716.6 million for the year ended December 31, 2012 to $712.8 million for the year ended December 31, 2013. Changes within the mix of these balances and the corresponding decrease in the rates on deposits were significant drivers for the reduction in interest expense in 2013 related to interest-bearing deposits and helped to offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased approximately $3.5 million from $11.6 million for the year ended December 31, 2012 to $8.0 million for the year ended December 31, 2013. This was primarily due to the prepayment of $107.5 million in higher rate long-term borrowings during August 2013, the maturity of a $10.0 million higher rate long-term borrowing during September 2013 and the total rate for average interest-bearing deposits decreasing from 0.89% for the year ended December 31, 2012 to 0.66% for the same period of 2013, a drop of 23 basis points. Retail deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts) and savings accounts. The largest increase from the year ended December 31, 2012 to the same period in 2013 was in our NOW accounts with an increase of $19.1 million in average balance and a corresponding average rate decrease of 15 basis points from 0.52% to 0.37% from the year ended December 31, 2012 to the year ended December 31, 2013. Our savings accounts had an increase of $4.6 million in average balance and a corresponding average rate decrease of 12 basis points from 0.28% to 0.16% for the same periods. Our average money market savings accounts had a decrease of $1.2 million and a corresponding rate decrease of 7 basis points from 0.49% to 0.42% for the same periods. Average large dollar certificates of deposit decreased approximately $11.0 million from $131.9 million during the year ended December 31, 2012 to $120.9 million during the year ended December 31, 2013, and the average rate dropped 32 basis points from 1.62% for the year ended December 31, 2012 to 1.30% for the same period in 2013. The average balance of other certificates of deposit declined approximately $15.3 million from $145.0 million during the year ended December 31, 2012 to $129.7 million for the same period in 2013, with a simultaneous 35 basis point drop in average rate from 1.52% for the year ended December 31, 2012 to 1.17% for the same period in 2013. Average short-term borrowings increased $16.6 million from $318 thousand for the year ended December 31, 2012 to $17.0 million for the same period of 2013, and the average rate dropped 9 basis points from 0.31% for the year ended December 31, 2012 to 0.22% for the same period of 2013. The average balance of long-term borrowings decreased $44.2 million from $117.5 million for the year ended December 31, 2012 to $73.3 million for the same period of 2013, with a slight rate decrease of 2 basis points from 4.06% for the year ended December 31, 2012 to 4.04% for the same period of 2013.

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

Table 2: Average Balance Sheet and Net Interest Margin Analysis

	Year Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Securities
Taxable	$250,474	$5,443	2.17%	$236,917	$4,656	1.97%	$184,597	$5,107	2.77%
Restricted securities	7,796	323	4.14%	9,590	333	3.47%	10,145	246	2.42%
Tax exempt(2)	23,857	959	4.02%	14,858	670	4.51%	30,433	1,652	5.43%
Total securities	282,127	6,725	2.38%	261,365	5,659	2.17%	225,175	7,005	3.11%
Interest bearing deposits in other banks	39,537	105	0.27%	23,123	56	0.24%	22,438	54	0.24%
Federal funds sold	162	—	0.00%	227	—	0.00%	292	—	0.00%
Loans, net of unearned income(3)	669,520	35,487	5.30%	714,254	39,561	5.54%	757,123	42,984	5.68%
Total earning assets	991,346	42,317	4.27%	998,969	45,276	4.53%	1,005,028	50,043	4.98%
Less allowance for loan losses	(18,527)			(23,273)			(26,479)
Total non-earning assets	97,047			92,332			98,811
Total assets	$1,069,866			$1,068,028			$1,077,360
Liabilities & Shareholders’ Equity:
Interest-bearing deposits
Checking	$248,675	$929	0.37%	$229,605	$1,205	0.52%	$222,149	$1,908	0.86%
Savings	90,065	142	0.16%	85,476	239	0.28%	79,918	441	0.55%
Money market savings	123,559	515	0.42%	124,724	613	0.49%	124,343	1,254	1.01%
Large dollar certificates of deposit(4)	120,852	1,574	1.30%	131,862	2,139	1.62%	147,647	2,805	1.90%
Other certificates of deposit	129,654	1,516	1.17%	144,975	2,203	1.52%	167,433	3,107	1.86%
Total interest-bearing deposits	712,805	4,676	0.66%	716,642	6,399	0.89%	741,490	9,515	1.28%
Federal funds purchased and repurchase agreements	3,489	21	0.60%	3,649	32	0.88%	3,129	35	1.12%
Short-term borrowings	16,963	38	0.22%	318	1	0.31%	1,878	8	0.43%
Long-term borrowings	73,278	2,958	4.04%	117,500	4,775	4.06%	117,500	4,761	4.05%
Trust preferred debt	10,310	352	3.41%	10,310	361	3.50%	10,310	332	3.22%
Total interest-bearing liabilities	816,845	8,045	0.98%	848,419	11,568	1.36%	874,307	14,651	1.68%
Noninterest-bearing liabilities
Demand deposits	127,211			114,597			104,177
Other liabilities	6,732			7,538			4,220
Total liabilities	950,788			970,554			982,704
Shareholders’ equity	119,078			97,474			94,656
Total liabilities and shareholders’ equity	$1,069,866			$1,068,028			$1,077,360
Net interest income(2)		$34,272			$33,708			$35,392
Interest rate spread(2)(5)			3.29%			3.17%			3.30%
Interest expense as a percent of average earning assets			0.81%			1.16%			1.46%
Net interest margin(2)(6)			3.46%			3.37%			3.52%

Notes:

(1)	Yields are based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with an adjustment of $293, $205 and $505 in 2013, 2012 and 2011, respectively.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.

(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

Table 3: Volume and Rate Analysis(1)

	2013 from 2012 Increase (Decrease) Due to Changes in:			2012 from 2011 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities:
Taxable	$296	$491	$787	$23,493	$(23,944)	$(451)
Restricted securities	(460)	450	(10)	(13)	100	87
Tax exempt(2)	352	(63)	289	(738)	(244)	(982)
Total securities	188	878	1,066	22,742	(24,088)	(1,346)
Interest bearing deposits in other banks	41	8	49	2	—	2
Federal funds sold	—	—	—	—	—	—
Loans, net of unearned income	(2,404)	(1,670)	(4,074)	(2,381)	(1,042)	(3,423)
Total interest income	(2,175)	(784)	(2,959)	20,363	(25,130)	(4,767)
Interest expense:
Interest-bearing deposits:
Checking	109	(385)	(276)	80	(783)	(703)
Savings	12	(109)	(97)	31	(233)	(202)
Money market savings	(11)	(87)	(98)	8	(649)	(641)
Large dollar certificates of deposit(3)	(168)	(397)	(565)	(278)	(388)	(666)
Other certificates of deposit	(216)	(471)	(687)	(379)	(525)	(904)
Total interest-bearing deposits	(274)	(1,449)	(1,723)	(538)	(2,578)	(3,116)
Federal funds purchased and repurchase agreements	(1)	(10)	(11)	10	(13)	(3)
Short-term borrowings	37	—	37	(5)	(2)	(7)
Long-term borrowings	(1,794)	(23)	(1,817)	—	14	14
Trust preferred debt	—	(9)	(9)	—	29	29
Total interest expense	(2,032)	(1,491)	(3,523)	(533)	(2,550)	(3,083)
Change in net interest income	$(143)	$707	$564	$20,896	$(22,580)	$(1,684)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.

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

The Company believes that it will be a challenge for the Company to maintain its net interest margin at its current level if funds obtained from its 2013 Capital Initiatives, loan and investment security repayments, as well as any deposit growth, cannot be fully used to originate new loans and are instead reinvested in lower-yield earning assets, and if the reduction in earning asset yields exceeds interest rate declines in interest-bearing liabilities. As the economy remains on a slow paced recovery and with continued lack of quality loan demand in our markets, the Company has focused on restructuring the investment portfolio and recognized some gains on the disposition of securities held due to an increase in prices as rates have continued to fall. With the expectation that interest rates will not change significantly during 2014 and that they will remain low for an extended period of time, the Company continues to redeploy its excess funds in the investment portfolio with a focus on securities that provide steady cash flow at a low risk weighting to maximize earnings until loan demand returns. Given this limited earnings environment and the low yields on investment securities, the Company has continued to lower its deposit cost to offset the overall compression of our margins.

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

The following table depicts noninterest income for the years ended December 31, 2013, 2012 and 2011:

Table 4: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Service charges and fees on deposit accounts	$3,286	$3,239	$3,443
Debit/credit card fees	1,469	1,557	1,452
Gain on sale of available for sale securities, net	1,507	3,875	3,186
Gain (loss) on sale of bank premises and equipment	249	(1)	258
Gain on sale of loans	—	197	—
Other operating income	1,237	1,031	1,179
Total noninterest income	$7,748	$9,898	$9,518

2013 Compared to 2012

Noninterest income for 2013 was $7.7 million, a decrease of $2.2 million or 21.7% over the noninterest income of $9.9 million for 2012. The decrease in this component was caused by the following events:

•	Sales of available for sale securities generated net gains of $1.5 million in 2013, a decrease of $2.4 million or 61.1% from gains of $3.9 million in 2012. During 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during 2012, many of which were in an unrealized gain position at the time of sale due to the low interest rate environment during 2012, which was principally due to current economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. During 2013, the Company sold a portion of its previously impaired agency preferred securities (FNMA & FHLMC). The Company sold these securities to remove classified assets from the balance sheet and increase the Company’s sources of taxable income. The Company will strategically evaluate opportunities to further adjust the composition of its investment portfolio during 2014;
•	Gain (loss) on the sale of bank premises and equipment increased $250 thousand in 2013 as compared to the same period in 2012 due to the sale of our former Bowling Green branch office during the third quarter of 2013 which generated a gain of $224 thousand;
•	Gain on the sale of our credit card loan portfolio was $197 thousand in 2012, while no such sales occurred during 2013; and
•	Other operating income was $1.2 million in 2013, an increase of $206 thousand or 20.0% over the $1.0 million in 2012, and was driven by a 21.4% increase in investment services income, a 44.3% increase in income from bank owned life insurance due to our additional $10.0 million investment in bank owned life insurance in the second quarter of 2013, and a 26.4% decrease in write downs of our investments in community and housing development funds.

2012 Compared to 2011

Noninterest income for 2012 was $9.9 million, an increase of $380 thousand or 4.0% over the noninterest income of $9.5 million for 2011. The increase in this component was caused by the following events:

•	Sales of available for sale securities generated net gains of $3.9 million in 2012, an increase of $689 thousand or 21.6% from gains of $3.2 million in 2011. During 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during 2012, many of which were in an unrealized gain position at the time of sale, and deployed the proceeds into taxable investment securities issued by state and political subdivisions as well as Agency mortgage-backed and Agency CMO securities. Many of these securities were in an unrealized gain position at the time of sale due to the low interest rate environment, which is principally due to current economic conditions and monetary policies of the Federal Reserve to further reduce interest rates;
•	Gains on the sale of bank premises and equipment decreased $259 thousand in 2012 as compared to the same period in 2011 principally due to the sale of our former Aylett branch office during the first quarter of 2011 which generated a gain of $256 thousand;
•	Gain on the sale of our credit card loan portfolio was $197 thousand in 2012, while no such sales occurred during 2011. The sale of our credit card loan portfolio was completed to decrease our risk exposure and compliance burdens, and through agreements with a partner bank we will continue offering our customers credit card products with many additional features and benefits in an evolving competitive marketplace; and
•	Other operating income was $1.0 million in 2012, a decrease of $148 thousand or 12.6% over the $1.2 million in 2011 and was driven by a 23.4% decrease in loan servicing fees, a 38.1% increase in write downs of our investments in community and housing development funds, and the elimination of mortgage services income and OREO rental income in 2012.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and other operating expenses.

The following table depicts noninterest expense for the years ended December 31, 2013, 2012 and 2011:

Table 5: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Salaries and employee benefits	$17,156	$15,770	$14,978
Occupancy and equipment expenses	5,226	5,165	5,209
Telephone	1,142	945	1,173
FDIC expense	1,765	2,329	2,696
Consultant fees	1,051	754	954
Collection, repossession and other real estate owned	540	1,115	1,697
Marketing and advertising	787	804	726
Loss on sale of other real estate owned	775	227	787
Impairment losses on other real estate owned	585	1,723	1,386
Loss on extinguishment of debt	11,453	—	—
Other operating expenses	4,421	4,514	4,433
Total noninterest expenses	$44,901	$33,346	$34,039

2013 Compared to 2012

Noninterest expense for 2013 was $44.9 million, an increase of $11.6 million or 34.7% over noninterest expense of $33.3 million for 2012. Significant contributors to the increase in these expenses are as follows:

•	Loss on the extinguishment of debt was $11.5 million during 2013 and was incurred due to the prepayment of $107.5 million in long-term FHLB advances, while no such losses occurred in 2012. This prepayment penalty is the result of the Company successfully executing one of its previously disclosed strategic initiatives. The Company expects this transaction to improve the Company’s financial position by eliminating an estimated $4.5 million in annualized interest cost in future periods, thereby reducing the Company’s overall future cost of funds;
•	Salaries and employee benefits expense was $17.2 million for 2013, an increase of $1.4 million or 8.8% from $15.8 million for 2012. This increase was due to annual merit increases, lower deferred compensation on loan originations and was partially offset by a decrease in group term insurance costs;
•	Telephone expense was $1.1 million for 2013, an increase of $197 thousand or 20.9% from $945 thousand for 2012. This increase was primarily due to a credit received during 2012 from the Company’s data and telephone provider for repeated service interruptions including downtime and loss of connectivity that was not repeated during 2013;
•	FDIC insurance expense was $1.8 million for 2013, a decrease of $564 thousand or 24.2% from $2.3 million for 2012. This decrease was driven by lower base assessment rates due to the improvement in EVB’s overall composite rating in connection with the termination of the Written Agreement in July 2013;
•	Consultant fees were $1.1 million for 2013, an increase of $297 thousand or 39.4% from $754 thousand for 2012. This was primarily due to additional loan review fees and consulting charges incurred related to compliance, loan operations and information technology;
•	Collection, repossession and other real estate owned expenses were $540 thousand for 2013, a decrease of $575 thousand or 51.6% from $1.1 million for 2012. This decrease was primarily due to the overall decrease in the carrying balances of OREO, nonperforming loans and classified assets;

•	Losses on the sale of other real estate owned were $775 thousand for 2013, an increase of $548 thousand from losses of $227 thousand for 2012, and are primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of OREO during 2013; and
•	Impairment losses related to valuation adjustments on OREO were $585 thousand for 2013, a decrease of $1.1 million from losses of $1.7 million for 2012, as significant impairments on certain assets within the Company’s other real estate owned portfolio during 2012 related to the Company’s asset quality initiatives were not repeated during 2013.

2012 Compared to 2011

Noninterest expense for 2012 was $33.3 million, a decrease of $693 thousand or 2.0% over the noninterest expense of $34.0 million for 2011. Significant contributors to the decrease in these expenses are as follows:

•	Salaries and employee benefits was $15.8 million for 2012, an increase of $792 thousand or 5.3% from $15.0 million for 2011. This increase was due to annual merit increases, an increase in group term insurance costs and a decrease in employee-related benefits expense during the same period of 2011 which was the result of the Company taking action to freeze the pension plan with no additional contributions for grandfathered participants;
•	Telephone expense was $945 thousand for 2012, a decrease of $228 thousand or 19.4% from $1.2 million for 2011. This decrease was primarily due to a credit received during 2012 from the Company’s data and telephone provider for repeated service interruptions including downtime and loss of connectivity;
•	FDIC insurance expense was $2.3 million for 2012, a decrease of $367 thousand or 13.6% from $2.7 million for 2011. This decrease was due to modifications of the risk-based deposit insurance assessment system and the base assessment rates which began in the second quarter of 2011;
•	Consultant fees were $754 thousand for 2012, a decrease of $200 thousand or 21.0% from $954 thousand for 2011. The decrease in these expenses was primarily due to the lower costs in addressing weaknesses related to the Written Agreement;
•	Collection, repossession and other real estate owned expenses were $1.1 million for 2012, a decrease of $582 thousand or 34.3% from $1.7 million for 2011. The decrease in these expenses was due to the overall decrease in the carrying balance of OREO from 2011 to 2012, and the Company’s efforts to focus resources internally to more efficiently manage collection and repossession activities;
•	Losses on the sale of other real estate owned were $227 thousand for 2012, a decrease of $560 thousand or 71.2% from losses of $787 thousand for 2011; and
•	Impairment losses related to valuation adjustments on OREO were $1.7 million for 2012, an increase of $337 thousand from losses of $1.4 million for 2011, as real estate values in the Company’s market during the year remained generally depressed and the Company continued to aggressively address OREO as part of its credit quality initiative.

Income Taxes

The Company recorded an income tax benefit of $2.4 million in 2013, compared to income tax expense of $945 thousand in 2012 and an income tax benefit of $211 thousand in 2011. The decrease in income tax expense from 2012 to 2013 was primarily the result of the Company’s pretax income decreasing by approximately $9.4 million due substantially to the $11.5 million prepayment penalty on the long-term FHLB advances prepaid during the third quarter of 2013 and an increase in the amount of tax-exempt income on investment securities during the 2013 as the Company had rebalanced its securities portfolio during the year. The Company’s effective tax rate for the years ended December 31, 2013, 2012 and 2011 was 39.1%, 25.5% and 82.8%, respectively. The effective tax rate differs from the statutory income tax rate of 34% due to the Company’s investment in tax-exempt loans and securities, income from bank owned life insurance, and community/housing development tax credits. For further information concerning Income Taxes, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 10. Income Taxes.”

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

The allowance for loan losses is comprised of a specific allowance for identified problem loans and a general allowance representing estimations done pursuant to either FASB ASC Topic 450 “Accounting for Contingencies”, or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when deemed appropriate. The general component covers non-classified or performing loans and those loans classified as substandard, doubtful or loss that are not impaired. The general component is based on migration analysis adjusted for qualitative factors, such as economic conditions, interest rates and unemployment rates. The Company uses a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans. Loans are graded on a scale from 1 to 9. Non-impaired real estate and commercial loans are assigned an allowance factor which increases with the severity of risk grading. A general description of the characteristics of the risk grades is as follows:

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

The Company uses a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines. The past due status of a loan is based on the contractual due date of the most delinquent payment due. The past due grading of consumer loans is based on the following categories: current, 1 – 29 days past due, 30 – 59 days past due, 60 – 89 days past due and over 90 days past due. The consumer loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest or are greater than 90 days past due and accruing interest. Non-impaired consumer loans are assigned an allowance factor which increases with the severity of past due status. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The Company’s ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company’s allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment. The ALL Committee at least annually reviews the Company’s allowance for loan losses methodology.

During 2013, the ALL Committee reviewed, with input from and consultation with independent external parties, the allowance for loan losses methodology with a specific focus on whether the Company should use migration analysis instead of historical loan loss experience on balances collectively evaluated for impairment. Migration analysis tracks the movement of loans through various loan classifications in order to estimate the percentage of losses likely to be incurred in a loan portfolio. In addition to evaluating multiple scenarios using migration analysis over a period of time, the ALL Committee engaged an independent third party to audit the Company’s existing allowance for loan losses methodology and validate its migration analysis. After this review, the ALL Committee determined that the Company should modify its methodology to use migration analysis in the calculation of the allowance for loan losses, effective December 31, 2013.

For prior financial periods ending with the third quarter of 2013, historical loan loss experience was calculated using a rolling three year average of historical loan loss experience. Beginning with the quarter ended December 31, 2013, the Company calculated the allowance for loan losses based on a migration analysis of loans, segmented by an identical risk grading system or past due grading system, depending on type of loan as previously used with the historical loan loss experience methodology. Other adjustments may be made to the allowance for loan losses for pools of loans after an assessment of internal and external factors on credit quality that are not fully reflected in the past due or risk grading data. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the year ended December 31, 2013 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found under Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 3 Loan Portfolio.”

The allocation methodology applied by the Company includes management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of migration analysis and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

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

The following table presents the Company’s loan loss experience for the past five years:

Table 6: Allowance for Loan Losses

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Average loans outstanding*	$669,520	$714,254	$757,123	$835,502	$835,076
Allowance for loan losses, January 1	$20,338	$24,102	$25,288	$12,155	$10,542
Charge-offs:
Commercial, industrial and agricultural	635	1,219	1,257	5,608	561
Real estate – one to four family residential:
Closed end first and seconds	1,529	2,664	1,868	2,643	566
Home equity lines	184	1,112	348	458	40
Real estate – construction:
One to four family residential	57	98	309	162	451
Other construction, land development and other land	1,196	1,622	2,987	3,491	163
Real estate – non-farm, non-residential:
Owner occupied	2,370	2,337	2,107	2,178	278
Non-owner occupied	1,944	1,506	1,119	580	—
Consumer	153	391	683	990	935
Other	138	99	113	—	—
Total loans charged-off	8,206	11,048	10,791	16,110	2,994
Recoveries:
Commercial, industrial and agricultural	319	774	303	94	114
Real estate – one to four family residential:
Closed end first and seconds	85	61	162	19	53
Home equity lines	34	11	—	—	—
Real estate – construction:
One to four family residential	61	55	6	13	1
Other construction, land development and other land	69	2	1	2	—
Real estate – non-farm, non-residential:
Owner occupied	1	100	45	8	—
Non-owner occupied	57	409	—	—	—
Consumer	108	179	238	177	239
Other	51	35	50	—	—
Total recoveries	785	1,626	805	313	407
Net charge-offs	7,421	9,422	9,986	15,797	2,587
Provision for loan losses	1,850	5,658	8,800	28,930	4,200
Allowance for loan losses, December 31	$14,767	$20,338	$24,102	$25,288	$12,155

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	2.25%	2.97%	3.28%	3.26%	1.42%
Ratio of net charge-offs to average loans outstanding during the year	1.11%	1.32%	1.32%	1.89%	0.31%

*	Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $1.9 million in 2013 compared to $5.7 million in 2012, $8.8 million in 2011, $28.9 million in 2010 and $4.2 million in 2009. Net charge-offs in 2013 were $7.4 million compared to $9.4 million in 2012, $10.0 million in 2011, $15.8 million in 2010 and $2.6 million in 2009. This represents 1.11% of average loans outstanding in 2013, 1.32% in 2012 and 2011, 1.89% in 2010 and 0.31% in 2009. The contributions to the provision in 2013, 2012, 2011, 2010 and 2009 were made in response to sustained credit quality issues in our loan portfolio as well as current market conditions and the current economic climate, both nationally and in our markets, all of which indicated that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. The provision for loan losses declined during 2013 compared to 2012 in part due to asset quality improvements made during 2012 and 2013. Net charge-offs decreased $2.0 million, or 21.2%, from the year ended December 31, 2012 to the same period of 2013 due to improvements in some of the Company’s credit quality metrics, including continued decreases in nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. However, net charge-offs remain elevated when compared to historical levels as the Company has aggressively focused on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at December 31, 2013 was $14.8 million, compared with $20.3 million at December 31, 2012, $24.1 million at December 31, 2011, $25.3 million at December 31, 2010 and $12.2 million at December 31, 2009. This represented 2.25% of year end loans at December 31, 2013 compared with 2.97% of year end loans at December 31, 2012, 3.28% of year end loans at December 31, 2011, 3.26% of year end loans at December 31, 2010 and 1.42% of year end loans at December 31, 2009.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 7: Allocation of Allowance for Loan Losses

At December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,787	12.10%	$2,340	7.58%	$4,389	7.76%	$5,981	9.39%	$2,683	9.68%
Real estate – one to four family residential:
Closed end first and seconds	2,859	19.36%	2,876	34.91%	2,856	34.51%	3,340	33.62%	2,533	34.89%
Home equity lines	1,642	11.12%	720	14.56%	278	13.93%	587	12.05%	556	10.09%
Real estate – multifamily residential	79	0.53%	62	2.31%	29	1.77%	23	1.51%	15	0.95%
Real estate – construction:
One to four family residential	364	2.46%	419	2.96%	382	2.89%	344	3.29%	616	4.33%
Other construction, land development and other land	1,989	13.47%	3,897	5.04%	6,861	5.75%	7,837	6.56%	3,476	5.96%
Real estate – farmland	116	0.79%	41	1.25%	15	0.80%	17	1.07%	27	1.06%
Real estate – non-farm, non-residential:
Owner occupied	3,236	21.92%	5,092	17.50%	4,831	18.42%	2,546	17.32%	985	17.60%
Non-owner occupied	1,770	11.99%	4,093	10.48%	3,172	10.11%	3,072	10.12%	568	9.91%
Consumer	387	2.62%	215	2.94%	776	3.86%	905	4.65%	481	4.97%
Other	538	3.64%	583	0.47%	513	0.20%	280	0.42%	215	0.56%
Total allowance for balance sheet loans	14,767	100.00%	20,338	100.00%	24,102	100.00%	24,932	100.00%	12,155	100.00%
Unallocated	—		—		—		356		—
Total allowance for loan losses	$14,767		$20,338		$24,102		$25,288		$12,155

(Percent is portfolio loans in category divided by total loans)

The following table presents commercial loans by credit quality indicator at December 31, 2013:

Table 8: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate – multifamily residential	18,077	—	—	—	—	18,077
Real estate – construction:
One to four family residential	14,890	235	738	—	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	—	3,314	21,690
Total real estate – construction	21,528	7,339	5,372	—	3,620	37,859
Real estate – farmland	6,288	338	1,068	—	478	8,172
Real estate – non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	—	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	—	8,372	74,831
Total real estate – non-farm, non-residential	130,593	28,874	23,503	—	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

The following table presents commercial loans by credit quality indicator at December 31, 2012:

Table 8A: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate – multifamily residential	15,801	—	—	—	—	15,801
Real estate – construction:
One to four family residential	17,976	923	883	—	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	—	18,931	34,555
Total real estate – construction	27,143	4,372	3,891	—	19,381	54,787
Real estate – farmland	7,371	1,146	41	—	—	8,558
Real estate – non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	—	8,109	71,741
Total real estate – non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565
Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2013:

Table 9: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate – one to four family residential:
Closed end first and seconds	$205,860	$12,612	$218,472
Home equity lines	99,311	528	99,839
Total real estate – one to four family residential	305,171	13,140	318,311
Consumer	16,314	468	16,782
Other	2,451	472	2,923
Total consumer loans	$323,936	$14,080	$338,016

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

Table 9A: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate – one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698
Total real estate – one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203
Total consumer loans	$350,155	$11,921	$362,076

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of December 31, 2013, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

The following table presents information concerning nonperforming assets for the periods indicated:

Table 10: Nonperforming Assets

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans*	$11,018	$11,874	$30,293	$25,858	$19,321
Loans past due 90 days and accruing interest	—	—	168	1,836	3,090
Total nonperforming loans	11,018	11,874	30,461	27,694	22,411
Other real estate owned	800	4,747	7,326	11,617	4,136
Total nonperforming assets	$11,818	$16,621	$37,787	$39,311	$26,547
Nonperforming assets to total loans and other real estate owned	1.80%	2.41%	5.09%	5.00%	3.10%
Allowance for loan losses to nonaccrual loans	134.03%	171.29%	79.56%	97.80%	62.91%
Net charge-offs to average loans for the year	1.11%	1.32%	1.32%	1.89%	0.31%
Allowance for loan losses to year end loans	2.25%	2.97%	3.28%	3.26%	1.42%
Foregone interest income on nonaccrual loans	$413	$335	$1,347	$1,583	$893

*	Includes $4.2 million, $5.1 million, $13.4 million and $6.2 million in nonaccrual TDRs at December 31, 2013, 2012, 2011 and 2010, respectively.

The following table presents the change in the OREO balance for 2013 and 2012:

Table 11: OREO Changes

(dollars in thousands)	2013	2012
Balance at the beginning of year, gross	$5,558	$8,729
Transfers from loans	1,921	5,032
Sales proceeds	(4,508)	(5,661)
Previously recognized impairment losses on disposition	(1,142)	(2,315)
(Loss) on disposition	(775)	(227)
Balance at the end of year, gross	1,054	5,558
Less valuation allowance	(254)	(811)
Balance at the end of year, net	$800	$4,747

The following table presents the change in the valuation allowance for OREO for 2013, 2012 and 2011:

Table 12: OREO Valuation Allowance Changes

(dollars in thousands)	2013	2012	2011
Balance at the beginning of year	$811	$1,403	$928
Valuation allowance	585	1,723	1,386
Charge-offs	(1,142)	(2,315)	(911)
Balance at the end of year	$254	$811	$1,403

Nonperforming assets were $11.8 million or 1.80% of total loans and other real estate owned at December 31, 2013 compared to $16.6 million or 2.41% at December 31, 2012. Nonperforming assets increased from 2007 through 2010 as a result of the continued challenging economic conditions which has significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. Nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and decreased by $4.8 million during 2013. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 134.03% of nonaccrual loans at December 31, 2013, compared to 171.29% at December 31, 2012. Nonperforming loans have decreased $856 thousand or 7.2% during the year ended December 31, 2013 to $11.0 million.

Nonaccrual loans were $11.0 million at December 31, 2013, a decrease of $856 thousand or 7.2% from $11.9 million at December 31, 2012. Of the current $11.0 million in nonaccrual loans, $10.5 million or 94.9% is secured by real estate in our market area. Of these real estate secured loans, $6.3 million are residential real estate, $455 thousand are real estate construction, $590 thousand are farmland, and $3.1 million are commercial properties.

As of December 31, 2013 and 2012, there were no loans past due 90 days and still accruing interest.

Other real estate owned, net of valuation allowance at December 31, 2013 was $800 thousand, a decrease of $3.9 million or 83.1% from $4.7 million at December 31, 2012. The balance at December 31, 2013 was comprised of thirteen properties of which $402 thousand are residential real estate, $235 thousand are real estate construction and $163 thousand are commercial properties. During the year ended December 31, 2013, new foreclosures included twenty-three properties totaling $1.9 million transferred from loans. Sales of twenty-seven other real estate owned properties for the year ended December 31, 2013 resulted in a net loss of $775 thousand. At December 31, 2013, there were no properties under contract for sale. Subsequent to December 31, 2013, five properties were sold resulting in a net gain of approximately $13 thousand that will be recognized in the first quarter of 2014. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the generally depressed real estate market during 2013, the Company recorded losses of $585 thousand in its consolidated statement of operations for the year ended December 31, 2013, due to valuation adjustments on other real estate owned properties as compared to $1.7 million in 2012 and $1.4 million in 2011. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $3.9 million, or 83.1%, decrease in other real estate owned from 2012 to 2013. For more information on asset disposition strategies related to our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 7.

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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

Table 13: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$—	$2,000	$612	$1,712	$97
Real estate – one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	—	—	382	—
Total real estate – one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate – construction:
One to four family residential	306	306	—	306	180	794	9
Other construction, land development and other land	3,314	5,662	—	3,314	802	8,581	161
Total real estate – construction	3,620	5,968	—	3,620	982	9,375	170
Real estate – farmland	478	478	478	—	—	428	32
Real estate – non-farm, non-residential:
Owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Non-owner occupied	8,372	8,372	4,357	4,015	617	9,353	348
Total real estate – non-farm, non-residential	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	—	302	104	203	22
Other	472	472	9	463	311	504	—
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

Table 13A: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate – one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home equity lines	315	515	315	—	—	801	9
Total real estate – one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate – construction:
One to four family residential	450	450	—	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814
Total real estate – construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate – non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457
Total real estate – non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	—	25	1	25	2
Other	488	488	—	488	348	496	—
Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

At December 31, 2013, the balance of impaired loans was $35.5 million, for which there were specific valuation allowances of $5.7 million. At December 31, 2012, the balance of impaired loans was $41.7 million, for which there were specific valuation allowances of $5.2 million. The average balance of impaired loans was $41.2 million for 2013, compared to $48.4 million for 2012. The Company’s impaired loans have declined when comparing 2013 to 2012, but impaired loans remain elevated since 2008 as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at December 31, 2013, 2012 and 2011:

Table 14: Troubled Debt Restructurings (TDRs)

	December 31,
(dollars in thousands)	2013	2012	2011
Performing TDRs	$16,026	$4,433	$5,517
Nonperforming TDRs*	4,188	5,089	13,378
Total TDRs	$20,214	$9,522	$18,895

*	Included in nonaccrual loans in Table 10: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

Total assets were $1.0 billion at December 31, 2013, a decrease of $48.5 million or 4.5% from $1.1 billion at December 31, 2012. The decrease in total assets was principally the result of broad-based declines in the Company’s asset balances during 2013, including decreases in cash and short-term investments, interest bearing deposits with banks, investment securities, restricted securities, loans, other real estate owned, deposits and borrowings, and partially offset by increases in deferred income taxes, bank owned life insurance and total shareholders’ equity (primarily attributable to the closing of the Private Placements during the second quarter of 2013 and the closing of the Rights Offering during the third quarter of 2013) as detailed in the following schedule.

Table 15: Balance Sheet Changes

(dollars in thousands)	December 31, 2013	December 31, 2012	Change $	Change %
Total assets	$1,027,074	$1,075,553	$(48,479)	-4.5%
Cash and short-term investments	13,944	16,762	(2,818)	-16.8%
Interest bearing deposits with banks	5,402	29,837	(24,435)	-81.9%
Securities available for sale, at fair value	234,935	276,913	(41,978)	-15.2%
Securities held to maturity, at carrying value	35,495	—	35,495	100.0%
Restricted securities, at cost	5,549	9,251	(3,702)	-40.0%
Total loans	657,197	684,668	(27,471)	-4.0%
Deferred income taxes, net	18,937	10,687	8,250	77.2%
Other real estate owned, net	800	4,747	(3,947)	-83.1%
Bank owned life insurance	21,158	10,678	10,480	98.1%
Total deposits	834,462	838,373	(3,911)	-0.5%
Total borrowings	55,259	130,752	(75,493)	-57.7%
Total shareholders’ equity	132,949	99,711	33,238	33.3%

Loan Portfolio

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $657.2 million at December 31, 2013, a decrease of $27.5 million or 4.0% from $684.7 million at December 31, 2012. As previously discussed, our loan portfolio continues to decrease as a result of weak loan demand, increased charge-offs, payment curtailments on outstanding credits and the sale of our credit card loan portfolio during 2012.

The following table presents the composition of the loan portfolio at the dates indicated:

Table 16: Summary of Loans

December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$53,673	8.17%	$51,881	7.58%	$57,021	7.76%	$72,790	9.39%	$82,563	9.68%
Real estate – one to four family residential:
Closed end first and seconds	218,472	33.25%	239,002	34.91%	253,465	34.51%	260,442	33.62%	297,675	34.89%
Home equity lines	99,839	15.19%	99,698	14.56%	102,297	13.93%	93,387	12.05%	86,084	10.09%
Total real estate – one to four family residential	318,311	48.44%	338,700	49.47%	355,762	48.44%	353,829	45.67%	383,759	44.98%
Real estate – multifamily residential	18,077	2.75%	15,801	2.31%	13,035	1.77%	11,682	1.51%	8,141	0.95%
Real estate – construction:
One to four family residential	16,169	2.46%	20,232	2.96%	21,212	2.89%	25,454	3.29%	36,930	4.33%
Other construction, land development and other land	21,690	3.30%	34,555	5.04%	42,208	5.75%	50,841	6.56%	50,852	5.96%
Total real estate – construction	37,859	5.76%	54,787	8.00%	63,420	8.64%	76,295	9.85%	87,782	10.29%
Real estate – farmland	8,172	1.24%	8,558	1.25%	5,860	0.80%	8,304	1.07%	8,946	1.06%
Real estate – non-farm, non-residential:
Owner occupied	126,569	19.26%	119,824	17.50%	135,294	18.42%	134,186	17.32%	150,119	17.60%
Non-owner occupied	74,831	11.39%	71,741	10.48%	74,231	10.11%	78,396	10.12%	84,557	9.91%
Total real estate – non-farm, non-residential	201,400	30.65%	191,565	27.98%	209,525	28.53%	212,582	27.44%	234,676	27.51%
Consumer	16,782	2.55%	20,173	2.94%	28,355	3.86%	36,000	4.65%	42,416	4.97%
Other	2,923	0.44%	3,203	0.47%	1,553	0.20%	3,294	0.42%	4,786	0.56%
Total loans	657,197	100.00%	684,668	100.00%	734,531	100.00%	774,776	100.00%	853,069	100.00%
Less unearned income	—		—		(1)		(2)		(6)
Less allowance for loan losses	(14,767)		(20,338)		(24,102)		(25,288)		(12,155)
Loans, net	$642,430		$664,330		$710,428		$749,486		$840,908

The following table presents the remaining maturities of loans held in the portfolio at December 31, 2013:

Table 17: Remaining Maturities of Loans

	December 31, 2013
	Variable Rate				Fixed Rate				Total Maturities
(dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total
Commercial, industrial and agricultural loans	$1,110	$758	$92	$1,960	$24,875	$12,921	$13,917	$51,713	$53,673
Real estate – one to four family residential:
Closed end first and seconds	26,920	48,546	5,309	80,775	6,578	14,641	116,478	137,697	218,472
Home equity lines	33,354	30	472	33,856	7,002	2,056	56,925	65,983	99,839
Real estate – multifamily residential	—	5,285	—	5,285	—	1,829	10,963	12,792	18,077
Real estate – contruction:
One to four family residential	2,489	2,930	1,408	6,827	4,885	2,107	2,350	9,342	16,169
Other construction, land development and other land	4,701	1,810	—	6,511	10,997	3,154	1,028	15,179	21,690
Real estate – farmland	944	1,261	185	2,390	3,370	26	2,386	5,782	8,172
Real estate – non-farm, non-residential:
Owner occupied	18,031	21,848	—	39,879	9,483	16,101	61,106	86,690	126,569
Non-owner occupied	5,305	17,825	—	23,130	4,877	10,291	36,533	51,701	74,831
Consumer	82	10	—	92	2,767	4,288	9,635	16,690	16,782
Other	—	—	—	—	913	534	1,476	2,923	2,923
Total loans	$92,936	$100,303	$7,466	$200,705	$75,747	$67,948	$312,797	$456,492	$657,197

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

One to four family residential real estate loans continue to be the largest component of the portfolio. At December 31, 2013 these loans were $318.3 million or 48.4% of the portfolio, a decrease of $20.4 million or 6.0% from $338.7 million or 49.5% of the portfolio at December 31, 2012. Closed end first and seconds were $218.5 million at December 31, 2013, a decrease of $20.5 million or 8.6% from $239.0 million at December 31, 2012. Home equity lines were $99.8 million at December 31, 2013, an increase of $141 thousand or 0.1% from $99.7 million at December 31, 2012. At December 31, 2013, non-farm, non-residential (commercial) real estate loans were $201.4 million or 30.7% of the portfolio, an increase of $9.8 million or 5.1% from $191.6 million or 28.0% of the portfolio at December 31, 2012. Owner occupied loans were $126.6 million at December 31, 2013, an increase of $6.7 million or 5.6% from $119.8 million at December 31, 2012. Non-owner occupied loans were $74.8 million at December 31, 2013, an increase of $3.1 million or 4.3% from $71.7 million at December 31, 2012. At December 31, 2013, real estate construction loans were $37.9 million or 5.8% of the portfolio, a decrease of $16.9 million or 30.9% from $54.8 million or 8.0% of the portfolio at December 31, 2012. One to four family real estate construction loans were $16.2 million at December 31, 2013, a decrease of $4.1 million or 20.1% from $20.2 million at December 31, 2012. Other real estate construction loans were $21.7 million at December 31, 2013, a decrease of $12.9 million or 37.2% from $34.6 million at December 31, 2012. At December 31, 2013, commercial, industrial and agricultural loans were $53.7 million or 8.2% of the portfolio, an increase of $1.8 million or 3.5% from $51.9 million or 7.6% of the portfolio at December 31, 2012. At December 31, 2013, consumer loans were $16.8 million or 2.6% of the portfolio, a decrease of $3.4 million or 16.8% from $20.2 million or 2.9% of the portfolio at December 31, 2012. At December 31, 2013, multifamily residential real estate loans were $18.1 million or 2.8% of the portfolio, an increase of $2.3 million or 14.4% from $15.8 million or 2.3% of the portfolio at December 31, 2012. At December 31, 2013, farmland real estate loans were $8.2 million or 1.2% of the portfolio, a decrease of $386 thousand or 4.5% from $8.6 million or 1.3% of the portfolio at December 31, 2012. At December 31, 2013, other loans were $2.9 million or 0.4% of the portfolio, a decrease of $280 thousand or 8.7% from $3.2 million or 0.5% of the portfolio at December 31, 2012.

At December 31, 2013, loans secured by real estate were $583.8 million or 88.8% of the portfolio, compared to $609.4 million or 89.0% of the portfolio at December 31, 2012.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We may, from time to time, invest in high quality loans that were originated by banks outside our core geographic markets. We do not engage in foreign lending activities and consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Historically, our loan collateral has been primarily real estate because of the nature of our market region; however, in our newer markets at the fringe of our market foot print, we are encountering other collateral options in lieu of real estate, which are booked based on strong credit guidelines and controls to monitor the status of the collateral.

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio consists of held to maturity and available for sale securities. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available-for-sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value. Total investment securities were $270.4 million at December 31, 2013, reflecting a decrease of approximately $6.5 million or 2.3% from $276.9 million at December 31, 2012. The valuation allowance for the available for sale portfolio had an unrealized (loss), net of tax benefit, of ($7.8) million at December 31, 2013 compared with an unrealized gain, net of tax expense, of $1.9 million at December 31, 2012. These unrealized (losses) as of December 31, 2013 are principally due to current financial market conditions for these types of investments, particularly due to interest rate increases between December 31, 2012 and December 31, 2013 that caused bond prices to decline.

The decrease in the investment portfolio during 2013 was primarily the result of mark-to-market adjustments related to increases to the mid-term to long-term interest rate curve, primarily late in the second quarter of 2013 and into the third quarter of 2013. Unrealized losses on investment securities were $11.8 million at December 31, 2013, compared to unrealized gains of $2.9 million at December 31, 2012. Management continues to restructure the composition of our securities portfolio to strategically deploy excess cash into investment securities as investment opportunities are available; however, due to relatively scarce suitable investment opportunities, a portion of our excess funding remains in lower yielding interest bearing deposits with other banks. During 2013, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 31.2% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. During 2013, management purchased additional tax exempt investment securities issued by state and political subdivisions, as these securities offered a higher yield over a longer duration than other investment opportunities available in the period. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of December 31, 2013 and 2012, our investment portfolio was 26.3% and 25.8%, respectively, of total assets.

There are no securities classified as “Trading” at December 31, 2013 or 2012. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting an unrealized gross loss of $994 thousand. The unrealized loss has been recorded in Accumulated Other Comprehensive Income and will be amortized over the remaining life of the securities as an adjustment to interest income, beginning during the fourth quarter of 2013. The Company did not have any securities classified as “Held to Maturity” at December 31, 2012. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues. The Company follows a policy of not investing in instruments considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to our historical investment philosophy.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of December 31, 2013, that security has an estimated fair value that is $282 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The following tables present the amortized cost or carrying value and estimated fair value of securities at the dates indicated:

Table 18: Investment Securities Available for Sale

	December 31, 2013		December 31, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$14,989	$13,390	$13,495	$13,467	$—	$—
SBA Pool securities	89,531	86,035	81,500	82,751	60,873	61,082
Agency mortgage-backed securities	36,261	35,254	31,384	31,714	40,470	41,063
Agency CMO securities	43,277	41,378	61,710	61,936	61,460	61,734
Non agency CMO securities	1,304	1,306	2,200	2,199	10,908	10,820
State and political subdivisions	60,834	56,342	82,536	83,217	59,636	60,732
Pooled trust preferred securities	467	749	506	759	536	602
FNMA and FHLMC preferred stock	22	481	77	276	77	186
Corporate securities	—	—	590	594	594	601
Total	$246,685	$234,935	$273,998	$276,913	$234,554	$236,820

Table 18A: Investment Securities Held to Maturity

	December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value
Held to Maturity:
Agency CMO securities	$12,500	$11,953
State and political subdivisions	22,995	22,568
Total	$35,495	$34,521

The Company did not have any securities classified as “Held to Maturity” at December 31, 2012 and 2011.

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2013 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and current financial market conditions, and are not attributable to credit deterioration. At December 31, 2013, there are 194 debt securities with fair values totaling $239.6 million considered temporarily impaired. Of these debt securities, 159 with fair values totaling $196.7 million were in an unrealized loss position of less than 12 months and 35 with fair values totaling $42.9 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized. At December 31, 2013, there are no equity securities in an unrealized loss position.

However, in the event that the Company is required or decides to use its investment securities portfolio in 2014 to manage its liquidity position, the Company may sell a portion of the securities in a temporary unrealized loss position before these securities recover their fair value, which would result in the Company recognizing losses on the sale of investment securities.

The following tables present the maturity and yields of securities at their amortized cost or carrying value at the date indicated:

Table 19: Maturity and Yields of Available for Sale Securities

December 31, 2013
	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for Sale:
Obligations of U.S. Government agencies	$4,500	2.02%	$1,494	2.11%	$8,995	1.99%	$—	0.00%	$14,989	2.01%
SBA Pool securities – Fixed	—	0.00%	—	0.00%	61,557	2.28%	—	0.00%	61,557	2.28%
SBA Pool securities – Variable	—	0.00%	3,882	0.80%	8,361	1.45%	15,731	2.18%	27,974	1.77%
Agency mortgage-backed securities	—	0.00%	13,420	2.32%	21,180	2.27%	1,661	2.76%	36,261	2.31%
Agency and Non agency CMO securities	67	4.91%	23,083	2.03%	18,505	2.38%	2,926	2.85%	44,581	2.23%
State and political subdivisions	—	0.00%	8,402	3.05%	49,746	2.85%	2,686	3.62%	60,834	2.91%
Pooled trust preferred securities	—	0.00%	—	0.00%	—	0.00%	467	0.54%	467	0.54%
FNMA and FHLMC preferred stock	—	0.00%	—	0.00%	—	0.00%	22	20.24%	22	20.24%
Total	$4,567	2.06%	$50,281	2.22%	$168,344	2.40%	$23,493	2.45%	$246,685	2.36%

*	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

Table 19A: Maturity and Yields of Held to Maturity Securities

December 31, 2013
	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held to Maturity:
Agency CMO securities	$—	0.00%	$5,889	2.37%	$6,611	3.18%	$—	0.00%	$12,500	2.79%
State and political subdivisions	—	0.00%	1,068	3.00%	21,180	4.47%	747	5.04%	22,995	4.42%
Total	$—	0.00%	$6,957	2.46%	$27,791	4.16%	$747	5.04%	$35,495	3.85%

*	Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

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

Total deposits were $834.5 million as of December 31, 2013, a decrease of $3.9 million or 0.5% over December 31, 2012. Noninterest-bearing demand deposits increased $10.1 million or 8.6% during 2013 following an increase of $13.1 million or 12.6% during 2012. Interest-bearing demand deposits decreased $14.1 million or 1.9% during 2013 following a decrease of $23.2 million or 10.4% during 2012. Savings deposits increased $2.7 million or 3.1% during 2013 following an increase of $4.3 million or 5.2% during 2012. Money market savings deposits decreased $6.9 million or 5.4% during 2013 following an decrease of $2.7 million or 2.1% during 2012. Time deposits decreased $36.3 million or 13.9% during 2013 following a decrease of $29.5 million or 10.2% during 2012.

During 2013, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity interest-bearing and noninterest-bearing retail deposits as our consumers are willing to forego the higher yield on longer-term products in order to have more readily available access to their funds. The Company believes the increase in our noninterest-bearing and interest-bearing demand and savings deposits during 2013 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. The Company has observed its customers, including counties and municipalities, maintaining significant liquid cash reserves in order to deleverage and prevent operating shortfalls. While the Company believes that it offers competitive interest rates on all deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. Also, included in time deposits at December 31, 2013, 2012 and 2011 were $21.2 million, $28.6 million and $31.5 million, respectively in brokered certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

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

The following table presents average deposit balances and average rates paid for the periods indicated:

Table 20: Average Deposits and Average Rates Paid

	Years Ended December 31,
	2013		2012		2011
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$127,211		$114,597		$104,177
Interest-bearing deposits:
Checking	248,675	0.37%	229,605	0.52%	222,149	0.86%
Savings	90,065	0.16%	85,476	0.28%	79,918	0.55%
Money market savings	123,559	0.42%	124,724	0.49%	124,343	1.01%
Time deposits $100 thousand and over	120,852	1.30%	131,862	1.62%	147,647	1.90%
Other time deposits	129,654	1.17%	144,975	1.52%	167,433	1.86%
Total interest-bearing deposits	712,805	0.66%	716,642	0.89%	741,490	1.28%
Total deposits	$840,016		$831,239		$845,667

The following table presents the maturity schedule of time deposits $100 thousand and over at the date indicated:

Table 21: Maturities of Time Deposits $100 Thousand and Over

(dollars in thousands)	December 31, 2013
3 months or less	$9,883
3 – 6 months	10,048
6 – 12 months	31,843
Over 12 months	59,067
Total	$110,841

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

In addition to deposits, the Company utilizes short-term borrowings from the FHLB to fund its day to day operations. Short-term borrowings also include repurchase agreements, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with three correspondent banks. Long-term borrowings consist of advances from the FHLB. All FHLB advances are secured by a blanket floating lien on all of the Company’s qualifying closed-end and revolving open-end loans that are secured by 1 – 4 family residential properties. Total borrowings were $55.3 million at December 31, 2013, a decrease of $75.5 million or 57.7% from $130.8 million at December 31, 2012. The significant decrease in borrowings was driven by the prepayment of $107.5 million in higher rate long-term FHLB advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. The decrease in long-term FHLB advances was partially offset by the addition of $41.9 million short-term FHLB borrowing during 2013. For further information concerning the Company’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 7. Borrowings.”

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest

Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2013 and 2012, the interest rate was 3.19% and 3.26%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Company could not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014. Under the terms of the memorandum of understanding, the Company could not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. For further information concerning the Company’s trust preferred debt, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 8. Trust Preferred Debt.”

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

While the Company will continue to look for opportunities to invest capital in profitable growth, share purchases are another tool that facilitate improving shareholder return, as measured by ROE and earnings per share. However, in connection with the Company entering into the MOU with its regulators, as previously described, certain limitations on the Company’s ability to repurchase its common stock were imposed. The MOU was terminated effective March 13, 2014. For more information on this restriction, see Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 21. Preferred Stock and Warrant” and “Note 24. Common Stock Repurchases.” In addition, the terms of the Series A Preferred Stock and the Junior Subordinated Debentures generally prohibit the purchase by the Company of shares of its capital stock so long as there are owed and unpaid dividends or interest payments, respectively, outstanding.

The Company’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, total risk-based capital, and leverage ratios, as previously described in the “Regulation and Supervision” section of Item 1. The Company’s Tier 1 leverage ratio was 12.06% at December 31, 2013, compared with 8.13% at December 31, 2012. The Tier 1 capital to risk-weighted assets ratio was 18.22% at December 31, 2013, compared with 12.64% at December 31, 2012. The total capital to risk-weighted assets ratio was 19.48% at December 31, 2013, compared with 13.88% at December 31, 2012. These ratios are in excess of the mandated minimum requirements. These ratios include the trust preferred securities issued in September 2003, as well as the $24.0 million of Series A Preferred Stock sold to the Treasury under its Capital Purchase Program in January 2009, in Tier 1 capital for regulatory capital adequacy determination purposes.

Total shareholders’ equity was $132.9 million at December 31, 2013, compared with $99.7 million at December 31, 2012. During 2013, 2012 and 2011, the Company declared no common stock dividends. The dividend payout ratio, based on net income available to common shareholders, was not applicable for 2013, 2012 and 2011 due to the Company not declaring any common stock dividends.

On February 15, 2014, the Company deferred its thirteenth consecutive dividend the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on the Series A Preferred Stock on the consolidated statements of operations. As of December 31, 2013, the Company had accumulated $3.6 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarterly dividend periods or more, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or at a special meeting called for that purpose) and at every subsequent annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For further information about these proposed rules, refer to Item 1. “Business” under the heading “Regulation and Supervision — Capital Requirements.”

In addition to Basel III and Standardized Approach Proposals, Dodd-Frank requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Additional requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

Unless otherwise noted, the Company does not require collateral or other security to support such financial instruments with credit risk.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The total amount of unused loan commitments was $102.7 million at December 31, 2013 and $98.9 million at December 31, 2012.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2013 or 2012. The total amount of standby letters of credit was $7.1 million at December 31, 2013 and $6.9 million at December 31, 2012.

In connection with the sale of its credit card loan portfolio, the Company has guaranteed the credit card accounts of certain customers to the bank that issues the cards. At December 31, 2013 and 2012, the guarantees totaled $964 thousand and $731 thousand, of which the outstanding balance of the guarantees was $385 thousand and $327 thousand, respectively. As of December 31, 2013, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

On June 12, 2013, the Company closed on its previously discussed Private Placements that contributed gross proceeds of approximately $45.0 million to our liquidity. On July 5, 2013, the Company closed on its previously disclosed Rights Offering that contributed gross proceeds of approximately $5.0 million to our liquidity. The Company deployed a portion of these proceeds during the third quarter of 2013 to execute certain of the Company’s strategic initiatives including the prepayment of higher rate long-term FHLB advances and the accelerated resolution and disposition of adversely classified assets. The Company expects to continue deploying a portion of these proceeds to execute the remaining related business initiatives during 2014. For more information on our 2013 Capital Initiative, see “2013 Capital Initiative and Strategic Initiatives” in this Item 7.

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

Cash, cash equivalents and federal funds sold totaled $19.3 million as of December 31, 2013 compared to $46.6 million as of December 31, 2012. At December 31, 2013, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $203.8 million or 19.8% of total assets, compared to $217.7 million or 20.2% of total assets at December 31, 2012.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $4.1 million, net cash provided by investing activities was $2.9 million and net cash used in financing activities was $34.3 million for the year ended December 31, 2013. Combined, this contributed to a $27.3 million decrease in cash and cash equivalents for the year ended December 31, 2013.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $175.7 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $51.8 million at December 31, 2013. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $59.1 million at December 31, 2013.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2013:

Table 22: Contractual Obligations

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 years
Operating leases	$1,007	$282	$406	$269	$50
Federal funds purchased	—	—	—	—	—
Repurchase agreements	3,009	3,009	—	—	—
Short-term borrowings	41,940	41,940	—	—	—
Long-term borrowings	—	—	—	—	—
Trust preferred debt	10,310	—	—	—	10,310
Total	$56,266	$45,231	$406	$269	$10,360

As of December 31, 2013, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2013, the Company has no material commitments or long-term debt for capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. The Company does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. As of December 31, 2013, the Company does not have any hedging transactions in place such as interest rate swaps or caps. In addition, the Company does not hold or issue financial instruments for trading purposes. The Company does hold in our loan and securities portfolios, investments that adjust or float according to changes in index rates which are not considered speculative, but necessary for good asset/liability management. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines for managing the interest rate sensitivity position established by Management.

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

Static Gap Analysis

Interest rate risk is measured and monitored by measuring the rate sensitivity of the balance sheet using static gap analysis. Gap analysis involves analyzing the dollar volume of interest rate sensitive assets and liabilities that will re-price during specific periods of time in the future. The “gap” refers to the difference from the total dollar volume of assets that re-price (or mature, prepay, or amortize) over a given period of time minus the total dollar volume of liabilities that re-price (or mature, prepay or amortize) during the same time period. At December 31, 2013, we are asset sensitive, which means our rate sensitive assets re-price faster than our rate sensitive liabilities, and our cumulative one year gap is 17.6%. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Earnings Simulation

The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals. The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2013 and December 31, 2012, using different rate scenarios:

(dollars in thousands) Change in interest rate	Change in Net Interest Income
	2013		2012
	$	%	$	%
+ 200 basis points	$(415)	-1.10%	$2,088	5.80%
+ 100 basis points	(317)	-0.80%	1,179	3.30%
- 100 basis points	151	4.00%	(1,293)	-3.60%

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

Economic Value of Equity

Economic value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. Economic value-based methodologies measure the degree to which the economic values of the Company’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon, captures all future cash flows expected from existing assets and liabilities, and is more effective in considering embedded options in a typical institution’s portfolio. The following table reflects the change in economic value of equity for the Company for each of the years ended December 31, 2013 and December 31, 2012, using different rate scenarios:

(dollars in thousands) Change in interest rate	Change in Economic Value of Equity
	2013		2012
	$	%	$	%
+ 200 basis points	$(8,966)	-3.30%	$(9,687)	-9.90%
+ 100 basis points	(4,949)	-1.80%	(4,949)	-5.10%
- 100 basis points	(18,407)	-6.70%	(14,518)	-14.90%

The Company believes that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following Item 15:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Operations for the three years ended December 31, 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2013
•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2013
•	Consolidated Statements of Cash Flows for the three years ended December 31, 2013
•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting, which states an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the captions “Proposal One — Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2014 annual meeting of shareholders, and the biographical information of executive officers is listed in Part I of this Form 10-K.

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

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2014 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation-Equity Compensation Plans” in the Company’s Proxy Statement for the 2014 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors-Independence of the Directors” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2014 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated by reference to the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in the Company’s Proxy Statement for the 2014 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) Exhibits.

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
10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.8	Form of Waiver of the Senior Executive Officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 13, 2009).*
10.9	Form of Letter Agreement by and between the Senior Executive Officers of Eastern Virginia Bankshares, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2009).*

Exhibit Number
10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*
10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.17	Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.#*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc.#*
21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.#
99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
(b)	Exhibits — See exhibit index included in Item 15(a)(3) above.
(c)	Financial Statement Schedules — See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.
(Registrant)

By: /s/ Joe A. Shearin Joe A. Shearin President and Chief Executive Officer (Principal Executive Officer)	Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

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
/s/ Boris M. Gutin Boris M. Gutin, Director
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
Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 31, 2014 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Eastern Virginia Bankshares, Inc.
Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Eastern Virginia Bankshares, Inc. and subsidiaries, and our report dated March 31, 2014 expressed an unqualified opinion.

Winchester, Virginia
March 31, 2014

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2013 and 2012
(dollars in thousands, except share and per share amounts)

	2013	2012
Assets:
Cash and due from banks	$13,944	$16,687
Interest bearing deposits with banks	5,402	29,837
Federal funds sold	—	75
Securities available for sale, at fair value	234,935	276,913
Securities held to maturity, at carrying value (fair value of $34,521 and $0, respectively)	35,495	—
Restricted securities, at cost	5,549	9,251
Loans, net of allowance for loan losses of $14,767 and $20,338, respectively	642,430	664,330
Deferred income taxes, net	18,937	10,687
Bank premises and equipment, net	21,446	21,656
Accrued interest receivable	3,893	4,223
Other real estate owned, net of valuation allowance of $254 and $811, respectively	800	4,747
Goodwill	15,970	15,970
Bank owned life insurance	21,158	10,678
Other assets	7,115	10,499
Total assets	$1,027,074	$1,075,553
Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$126,861	$116,717
Interest-bearing deposits	707,601	721,656
Total deposits	834,462	838,373
Federal funds purchased and repurchase agreements	3,009	2,942
Short-term borrowings	41,940	—
Long-term borrowings	—	117,500
Trust preferred debt	10,310	10,310
Accrued interest payable	1,324	1,673
Other liabilities	3,080	5,044
Total liabilities	894,125	975,842
Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	—
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 11,862,367 and 6,069,551 including 73,500 and 39,400 nonvested shares in 2013 and 2012, respectively	23,578	12,060
Surplus	42,697	19,521
Retained earnings	39,581	42,517
Warrant	1,481	1,481
Discount on preferred stock	—	(304)
Accumulated other comprehensive (loss) income, net	(8,868)	436
Total shareholders' equity	132,949	99,711
Total liabilities and shareholders' equity	$1,027,074	$1,075,553

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share amounts)

	2013	2012	2011
Interest and Dividend Income
Interest and fees on loans	$35,487	$39,561	$42,984
Interest on investments:
Taxable interest income	5,443	4,656	5,107
Tax exempt interest income	666	465	1,147
Dividends	323	333	246
Interest on deposits with banks	105	56	54
Total interest and dividend income	42,024	45,071	49,538
Interest Expense
Deposits	4,676	6,399	9,515
Federal funds purchased and repurchase agreements	21	32	35
Short-term borrowings	38	1	8
Long-term borrowings	2,958	4,775	4,761
Trust preferred debt	352	361	332
Total interest expense	8,045	11,568	14,651
Net interest income	33,979	33,503	34,887
Provision for Loan Losses	1,850	5,658	8,800
Net interest income after provision for loan losses	32,129	27,845	26,087
Noninterest Income
Service charges and fees on deposit accounts	3,286	3,239	3,443
Debit/credit card fees	1,469	1,557	1,452
Gain on sale of available for sale securities, net	1,507	3,875	3,186
Gain (loss) on sale of bank premises and equipment	249	(1)	258
Gain on sale of loans	—	197	—
Other operating income	1,237	1,031	1,179
Total noninterest income	7,748	9,898	9,518
Noninterest Expenses
Salaries and employee benefits	17,156	15,770	14,978
Occupancy and equipment expenses	5,226	5,165	5,209
Telephone	1,142	945	1,173
FDIC expense	1,765	2,329	2,696
Consultant fees	1,051	754	954
Collection, repossession and other real estate owned	540	1,115	1,697
Marketing and advertising	787	804	726
Loss on sale of other real estate owned	775	227	787
Impairment losses on other real estate owned	585	1,723	1,386
Loss on extinguishment of debt	11,453	—	—
Other operating expenses	4,421	4,514	4,433
Total noninterest expenses	44,901	33,346	34,039
Income (loss) before income taxes	(5,024)	4,397	1,566
Income Tax Expense (Benefit)	(2,392)	945	(211)
Net Income (Loss)	$(2,632)	$3,452	$1,777
Effective dividend on Series A Preferred Stock	1,504	1,500	1,496
Net income (loss) available to common shareholders	$(4,136)	$1,952	$281
Income (loss) per common share: basic and diluted	$(0.45)	$0.32	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Net income (loss)	$(2,632)	$3,452	$1,777
Other comprehensive income (loss), net of tax:
Unrealized securities (losses) gains arising during period (net of tax, $4,473, $1,537 and $2,967, respectively)	(8,685)	2,987	5,759
Unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $338, $0 and $0, respectively)	(656)	—	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $8, $0 and $0, respectively)	16	—	—
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $512, $1,317 and $1,083, respectively)	(995)	(2,558)	(2,103)
Change in unfunded pension liability (net of tax, $523, $307 and $1,000, respectively)	1,016	594	(1,940)
Other comprehensive income (loss)	(9,304)	1,023	1,716
Comprehensive income (loss)	$(11,936)	$4,475	$3,493

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	Common Stock	Preferred Stock Series A(1)	Preferred Stock Series B	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2010	$11,954	$24,581	$—	$19,302	$37,884	$(2,303)	$91,418
Net income					1,777		1,777
Other comprehensive income						1,716	1,716
Preferred stock discount		296			(296)		—
Stock based compensation				110			110
Director stock grant	13			9			22
Restricted common stock vested	3			(3)			—
Issuance of common stock under dividend reinvestment and employee stock plans	52	—	—	28	—	—	80
Balance, December 31, 2011	$12,022	$24,877	$—	$19,446	$39,365	$(587)	$95,123
Net income					3,452		3,452
Other comprehensive income						1,023	1,023
Preferred stock discount		300			(300)		—
Stock based compensation				53			53
Director stock grant	12			11			23
Restricted common stock vested	3			(3)			—
Issuance of common stock under dividend reinvestment and employee stock plans	23	—	—	14	—	—	37
Balance, December 31, 2012	$12,060	$25,177	$—	$19,521	$42,517	$436	$99,711
Net (loss)					(2,632)		(2,632)
Other comprehensive (loss)						(9,304)	(9,304)
Preferred stock discount		304			(304)		—
Stock based compensation				32			32
Director stock grant	12			20			32
Restricted common stock vested	8			(8)			—
Issuance of common stock in private placements and rights offering	11,498			12,052			23,550
Issuance of preferred stock in private placements	—	—	10,480	11,080	—	—	21,560
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949

(1)	For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Operating Activities:
Net income (loss)	$(2,632)	$3,452	$1,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,850	5,658	8,800
Depreciation and amortization	2,124	2,092	2,326
Stock based compensation	32	53	110
Net amortization of premiums and accretion of discounts on investment securities, net	4,087	4,920	2,415
(Gain) realized on securities available for sale transactions, net	(1,507)	(3,875)	(3,186)
(Gain) on sale of loans	—	(197)	—
(Gain) loss on sale of bank premises and equipment	(249)	1	(258)
Loss on sale of other real estate owned	775	227	787
Impairment losses on other real estate owned	585	1,723	1,386
Loss on LLC investments	121	165	119
Deferred income taxes	(3,457)	945	(444)
Net change in:
Accrued interest receivable	330	(462)	520
Other assets	2,783	846	3,018
Accrued interest payable	(349)	190	32
Other liabilities	(425)	1,280	(1,317)
Net cash provided by operating activities	4,068	17,018	16,085
Investing Activities:
Purchase of securities available for sale	(78,661)	(299,001)	(179,462)
Purchase of securities held to maturity	(1,069)	—	—
Purchase of restricted securities	(3,572)	(325)	(331)
Purchases of bank premises and equipment	(1,961)	(3,698)	(1,666)
Purchases of bank owned life insurance	(10,000)	—	—
Improvements to other real estate owned	—	—	(346)
Net change in loans	18,129	32,559	26,078
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	26,322	52,976	48,939
Sales of securities available for sale	41,675	205,537	146,134
Sale of restricted securities	7,274	836	913
Sale of loans	—	3,046	—
Sale of bank premises and equipment	296	3	301
Sale of other real estate owned	4,508	5,661	6,644
Net cash provided by (used in) investing activities	2,941	(2,406)	47,204
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	32,416	37,874	5,032
Time deposits	(36,327)	(29,452)	(43,227)
Federal funds purchased and repurchase agreements	67	(1,061)	1,539
Short-term borrowings	41,940	—	(25,000)
Long-term borrowings	(117,500)	—	—
Issuance of common stock under dividend reinvestment and employee stock plans	—	37	80
Director stock grant	32	23	22

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – (continued)
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Net proceeds from issuance of common stock in private placements and rights offering	23,550	—	—
Net proceeds from issuance of preferred stock in private placements	21,560	—	—
Net cash (used in) provided by financing activities	(34,262)	7,421	(61,554)
Net (decrease) increase in cash and cash equivalents	(27,253)	22,033	1,735
Cash and cash equivalents, January 1	46,599	24,566	22,831
Cash and cash equivalents, December 31	$19,346	$46,599	$24,566
Supplemental disclosure:
Interest paid	$8,394	$11,378	$14,619
Income taxes received	$(1,507)	$(1,328)	$—
Supplemental disclosure of noncash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(14,665)	$649	$5,540
Loans transferred to other real estate owned	$(1,921)	$(5,032)	$(4,180)
Minimum pension liability adjustment	$1,539	$901	$(2,940)
Transfers from available for sale securities to held to maturity	$34,547	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-one retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Richmond, Northumberland, Southampton, Surry, Sussex and the City of Colonial Heights. During October 2013, the Bank closed its Old Church branch located in Hanover County. The decision to close this branch was based on several factors including declining branch activity and an absence of community or business initiatives for economic expansion in or around the area in the near future. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at those locations during normal working hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis. The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank has ceased operations of EVB Title, LLC due to low volume and profitability. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation. Specifically, Bank owned life insurance was previously included as a component of Other assets on the consolidated balance sheets. This reclassification had no effect on previously reported net income (loss).

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in Virginia. At December 31, 2013 and 2012, respectively, 48.4% and 49.5% of the Company’s loan portfolio consisted of real estate loans secured by one to four family residential properties, which includes closed end first and second mortgages as well as home equity lines. In addition, at December 31, 2013 and 2012, the Company had $23.5 million and $26.1 million of loans to the hospitality industry (hotels, motels, inns, etc.). These amounts represent 9.7% and 10.8% of the Company’s total commercial real estate loans and 25.5% and 29.2% of the Bank’s total risk-based capital at December 31, 2013 and 2012, respectively. This concentration of loans exceeds established supervisory guidelines of 25% of the Bank’s total risk-based capital. The Company does not have any significant loan concentrations to any one customer. Note 3 discusses the Company’s lending activities.

The Company invests in a variety of securities and does not have any significant securities concentrations in any one industry or to any one issuer. Note 2 discusses the Company’s investment activities.

At December 31, 2013 and 2012, the Company’s cash and due from banks included three commercial bank deposit accounts that were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 per institution by approximately $6.9 million and $9.9 million, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks, interest bearing deposits with banks and federal funds sold, which all mature within ninety days.

Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances in cash with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Company had a reserve requirement with the Reserve Bank for December 31, 2013 and 2012 but it was covered by internal holdings.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

Investment Securities

The accounting and measurement framework for our investment securities differs depending on the security classification. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Premiums and discounts are amortized or accreted into interest income using the interest method over the terms of the securities.

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

Restricted Securities

As a requirement for membership, the Company invests in the stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Community Bankers Bank (“CBB”), and the Reserve Bank. These investments are carried at cost.

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired loans. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, the forbearance of principal and interest payments for a specified period, the conversion from an amortizing loan to an interest-only loan for a specified period, or some combination of these concessions. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. TDRs generally remain on nonaccrual status until a six-month payment history is sustained. As of December 31, 2013 and 2012, the Company had $20.2 million and $9.5 million of loans classified as TDRs.

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

The Company's ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company's allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment. The ALL Committee at least annually reviews the Company's allowance for loan losses methodology.

During 2013, the ALL Committee reviewed, with input from and consultation with independent external parties, the allowance for loan losses methodology with a specific focus on whether the Company should use migration analysis instead of historical loan loss experience on balances collectively evaluated for impairment. Migration analysis tracks the movement of loans through various loan classifications in order to estimate the percentage of losses likely to be incurred in a loan portfolio. In addition to evaluating multiple scenarios using migration analysis over a period of time, the ALL Committee engaged an independent third party to audit the Company’s existing allowance for loan losses methodology and validate its migration analysis. After this review, the ALL Committee determined that the Company should modify its methodology to use migration analysis in the calculation of the allowance for loan losses, effective December 31, 2013.

For prior financial periods ending with the third quarter of 2013, historical loan loss experience was calculated using a rolling three year average of historical loan loss experience. Beginning with the quarter ended December 31, 2013, the Company calculated the allowance for loan losses based on a migration analysis of

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

loans, segmented by an identical risk grading system or past due grading system, depending on type of loan as previously used with the historical loan loss experience methodology. Other adjustments may be made to the allowance for loan losses for pools of loans after an assessment of internal and external factors on credit quality that are not fully reflected in the past due or risk grading data. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the year ended December 31, 2013 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found in Note 3.

The allocation methodology applied by the Company includes management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of migration analysis and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

The allowance for loan losses is comprised of a specific allowance for identified problem loans and a general allowance representing estimations done pursuant to either Financial Accounting Standards Board (“FASB”) ASC Topic 450 “Accounting for Contingencies”, or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when deemed appropriate. The general component covers non-classified or performing loans and those loans classified as substandard, doubtful or loss that are not impaired. The general component is based on migration analysis adjusted for qualitative factors, such as economic conditions, interest rates and unemployment rates. The Company uses a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans. Loans are graded on a scale from 1 to 9. Non-impaired real estate and commercial loans are assigned an allowance factor which increases with the severity of risk grading. A general description of the characteristics of the risk grades is as follows:

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

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

The Company uses a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines. The past due status of a loan is based on the contractual due date of the most delinquent payment due. The past due grading of consumer loans is based on the following categories: current, 1 – 29 days past due, 30 – 59 days past due, 60 – 89 days past due and over 90 days past due. The consumer loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest or are greater than 90 days past due and accruing interest. Non-impaired consumer loans are assigned an allowance factor which increases with the severity of past due status. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

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

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, the Company must make assumptions in order to determine the fair value of the respective assets. Any impairment of goodwill will be recognized as an expense in the period of impairment and such impairment could be material. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis. The Company completes the annual goodwill impairment test during the fourth quarter of each year. Based on annual testing, there were no impairment charges in 2013, 2012 or 2011.

During the third quarter of 2010, the Company sold certain 1-4 family residential mortgage loans and retained the right to service the loans sold. Upon sale, a mortgage servicing rights asset was capitalized in the amount of $214 thousand, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, which is 4 years. Mortgage servicing rights, net of accumulated amortization, amounted to $40 thousand and $94 thousand at December 31, 2013 and 2012, respectively, and

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

are included in other assets in the consolidated balance sheets. The Company earns fees for servicing these residential mortgage loans. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned. Loan servicing income amounted to $35 thousand, $44 thousand and $58 thousand for the years ended December 31, 2013 2012 and 2011, respectively and is included in other operating income in the consolidated statements of operations.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations. The Company did not have any uncertain tax positions for the periods ending December 31, 2013, 2012 or 2011.

Retirement Plan

The Company has historically maintained a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended on February 28, 2011, to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. See Note 9 — Employee Benefit Plans.

Stock Compensation Plans

At December 31, 2013, the Company had two stock based compensation plans. The Company accounts for these plans under the provisions of FASB ASC Topic 718 “Compensation — Stock Compensation.” Compensation expense for grants of restricted shares is accounted for using the fair market value of the

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

Company’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for at fair value as determined using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of operations. See Note 13 — Stock Based Compensation Plans.

Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 19 — Fair Value Measurements.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards, and as applicable common stock purchase warrants and the Company’s Series B Preferred Stock, and are determined using the treasury method. Earnings (loss) per common share calculations are presented in Note 11.

Advertising Costs

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $602 thousand, $658 thousand and $576 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Income

FASB ASC Topic 220 “Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) within the Company’s consolidated financial statements. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Recent Significant Accounting Pronouncements:

Adoption of New Accounting Standards:

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate or LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1. Summary of Significant Accounting Policies  – (continued)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted:

In January 2014, the FASB issued ASU 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at December 31, 2013 and 2012 were as follows:

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$14,989	$—	$1,599	$13,390
SBA Pool securities	89,531	35	3,531	86,035
Agency mortgage-backed securities	36,261	104	1,111	35,254
Agency CMO securities	43,277	62	1,961	41,378
Non agency CMO securities*	1,304	2	—	1,306
State and political subdivisions	60,834	177	4,669	56,342
Pooled trust preferred securities	467	282	—	749
FNMA and FHLMC preferred stock	22	459	—	481
Total	$246,685	$1,121	$12,871	$234,935

*	The combined unrealized loss on these securities was less than $1.

	December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of U.S. Government agencies	$13,495	$10	$38	$13,467
SBA Pool securities	81,500	1,515	264	82,751
Agency mortgage-backed securities	31,384	349	19	31,714
Agency CMO securities	61,710	583	357	61,936
Non agency CMO securities	2,200	1	2	2,199
State and political subdivisions	82,536	1,229	548	83,217
Pooled trust preferred securities	506	253	—	759
FNMA and FHLMC preferred stock	77	199	—	276
Corporate securities	590	4	—	594
Total	$273,998	$4,143	$1,228	$276,913

	December 31, 2013
(dollars in thousands)	Amortized Cost	Unrealized Losses Recorded in AOCI*	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
Agency CMO securities	$12,598	$98	$12,500	$—	$547	$11,953
State and political subdivisions	23,867	872	22,995	4	431	22,568
Total	$36,465	$970	$35,495	$4	$978	$34,521

*	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

As of December 31, 2012, the Company had no securities classified as “Held to Maturity”.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 2. Investment Securities  – (continued)

There are no securities classified as “Trading” at December 31, 2013 or 2012. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss has been recorded in Accumulated Other Comprehensive Income and will be amortized over the remaining life of the securities as an adjustment to interest income, beginning with the fourth quarter of 2013. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of December 31, 2013, that security has an estimated fair value that is $282 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair values of securities at December 31, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2013
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$4,567	$4,102
Due after one year through five years	50,281	49,617
Due after five years through ten years	168,344	157,876
Due after ten years	23,493	23,340
Total	$246,685	$234,935

	December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value
Held to Maturity:
Due in one year or less	$—	$—
Due after one year through five years	6,957	6,725
Due after five years through ten years	27,791	27,067
Due after ten years	747	729
Total	$35,495	$34,521

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 2. Investment Securities  – (continued)

Proceeds from the sales of securities available for sale for the years ended December 31, 2013, 2012 and 2011 were $41.7 million, $205.5 million and $146.1 million, respectively. Net realized gains on the sales of securities available for sale for the years ended December 31, 2013, 2012 and 2011 were $1.5 million, $3.9 million and $3.2 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the years ended December 31, 2013, 2012 and 2011 were $26.3 million, $53.0 million and $48.9 million, respectively.

The Company pledges securities to secure public deposits, balances with the Reserve Bank and repurchase agreements. Securities with an aggregate book value of $88.8 million and an aggregate fair value of $85.0 million were pledged at December 31, 2013. Securities with an aggregate book value of $104.3 million and an aggregate fair value of $105.8 million were pledged at December 31, 2012.

Securities in an unrealized loss position at December 31, 2013, by duration of the period of the unrealized loss, are shown below:

	December 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Obligations of U.S. Government agencies	$5,436	$558	$7,954	$1,041	$13,390	$1,599
SBA Pool securities	68,163	3,131	11,156	400	79,319	3,531
Agency mortgage-backed securities	21,834	863	4,172	248	26,006	1,111
Agency CMO securities	39,860	1,962	7,788	546	47,648	2,508
Non agency CMO securities*	67	—	—	—	67	—
State and political subdivisions	61,316	3,455	11,855	1,645	73,171	5,100
Total	$196,676	$9,969	$42,925	$3,880	$239,601	$13,849

*	The combined unrealized loss on these securities was less than $1.

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

Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2013, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose between December 31, 2012 and December 31, 2013 causing bond prices to decline, and are not attributable to credit deterioration. At December 31, 2013, there are 194 debt securities with fair values totaling $239.6 million considered temporarily impaired. Of these debt securities, 159 with fair values totaling

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 2. Investment Securities  – (continued)

$196.7 million were in an unrealized loss position of less than 12 months and 35 with fair values totaling $42.9 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized. At December 31, 2013, there are no equity securities in an unrealized loss position.

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

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

(dollars in thousands)	Year Ended December 31, 2013
Balance, beginning of period	$339
Additions
Initial credit impairments	—
Subsequent credit impairments	—
Reductions
Subsequent chargeoff of previously impaired credits	—
Balance, end of period	$339

The Company’s investment in FHLB stock totaled $3.2 million and $6.9 million at December 31, 2013 and 2012, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending December 31,

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 2. Investment Securities  – (continued)

2013, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$53,673	8.17%	$51,881	7.58%
Real estate – one to four family residential:
Closed end first and seconds	218,472	33.25%	239,002	34.91%
Home equity lines	99,839	15.19%	99,698	14.56%
Total real estate – one to four family residential	318,311	48.44%	338,700	49.47%
Real estate – multifamily residential	18,077	2.75%	15,801	2.31%
Real estate – construction:
One to four family residential	16,169	2.46%	20,232	2.96%
Other construction, land development and other land	21,690	3.30%	34,555	5.04%
Total real estate – construction	37,859	5.76%	54,787	8.00%
Real estate – farmland	8,172	1.24%	8,558	1.25%
Real estate – non-farm, non-residential:
Owner occupied	126,569	19.26%	119,824	17.50%
Non-owner occupied	74,831	11.39%	71,741	10.48%
Total real estate – non-farm, non-residential	201,400	30.65%	191,565	27.98%
Consumer	16,782	2.55%	20,173	2.94%
Other	2,923	0.44%	3,203	0.47%
Total loans	657,197	100.00%	684,668	100.00%
Less allowance for loan losses	(14,767)		(20,338)
Loans, net	$642,430		$664,330

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$2,083	$170	$383	$2,636	$51,037	$53,673
Real estate – one to four family residential:
Closed end first and seconds	6,217	1,513	2,564	10,294	208,178	218,472
Home equity lines	700	303	353	1,356	98,483	99,839
Total real estate – one to four family residential	6,917	1,816	2,917	11,650	306,661	318,311
Real estate – multifamily residential	—	—	—	—	18,077	18,077
Real estate – construction:
One to four family residential	112	176	132	420	15,749	16,169
Other construction, land development and other land	167	—	137	304	21,386	21,690
Total real estate – construction	279	176	269	724	37,135	37,859
Real estate – farmland	808	—	590	1,398	6,774	8,172
Real estate – non-farm, non-residential:
Owner occupied	2,933	—	3,074	6,007	120,562	126,569
Non-owner occupied	1,779	—	23	1,802	73,029	74,831
Total real estate – non-farm, non-residential	4,712	—	3,097	7,809	193,591	201,400
Consumer	283	21	166	470	16,312	16,782
Other	7	—	—	7	2,916	2,923
Total loans	$15,089	$2,183	$7,422	$24,694	$632,503	$657,197

*	For purposes of this table only, the “Total Current” column includes loans that are 1 – 29 days past due.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$352	$253	$187	$792	$51,089	$51,881
Real estate – one to four family residential:
Closed end first and seconds	6,169	870	3,904	10,943	228,059	239,002
Home equity lines	604	239	195	1,038	98,660	99,698
Total real estate – one to four family residential	6,773	1,109	4,099	11,981	326,719	338,700
Real estate – multifamily residential	—	—	—	—	15,801	15,801
Real estate – construction:
One to four family residential	164	11	706	881	19,351	20,232
Other construction, land development and other land	23	—	439	462	34,093	34,555
Total real estate – construction	187	11	1,145	1,343	53,444	54,787
Real estate – farmland	—	—	40	40	8,518	8,558
Real estate – non-farm, non-residential:
Owner occupied	619	—	1,177	1,796	118,028	119,824
Non-owner occupied	395	—	855	1,250	70,491	71,741
Total real estate – non-farm, non-residential	1,014	—	2,032	3,046	188,519	191,565
Consumer	328	9	138	475	19,698	20,173
Other	21	—	—	21	3,182	3,203
Total loans	$8,675	$1,382	$7,641	$17,698	$666,970	$684,668

*	For purposes of this table only, the “Total Current” column includes loans that are 1 – 29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at December 31:

(dollars in thousands)	2013	2012
Nonaccrual loans	$11,018	$11,874
Loans past due 90 days and accruing interest	—	—
Restructured loans (accruing)	16,026	4,433

At December 31, 2013 and 2012, there were approximately $4.2 million and $5.1 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents the recorded investment in nonaccrual loans by class at December 31, 2013 and 2012:

	Nonaccrual
(dollars in thousands)	2013	2012
Commercial, industrial and agricultural	$383	$391
Real estate – one to four family residential:
Closed end first and seconds	5,630	6,127
Home equity lines	688	445
Total real estate – one to four family residential	6,318	6,572
Real estate – construction:
One to four family residential	318	900
Other construction, land development and other land	137	439
Total real estate – construction	455	1,339
Real estate – farmland	590	40
Real estate – non-farm, non-residential:
Owner occupied	3,074	2,526
Non-owner occupied	23	855
Total real estate – non-farm, non-residential	3,097	3,381
Consumer	175	151
Total loans	$11,018	$11,874

At December 31, 2013 and 2012, the Company did not have any loans past due 90 days and accruing interest.

If interest income had been recognized on nonaccrual loans at their stated rates during years 2013, 2012 and 2011, interest income would have increased by approximately $413 thousand, $335 thousand and $1.3 million, respectively.

The following table presents commercial loans by credit quality indicator at December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate – multifamily residential	18,077	—	—	—	—	18,077
Real estate – construction:
One to four family residential	14,890	235	738	—	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	—	3,314	21,690
Total real estate – construction	21,528	7,339	5,372	—	3,620	37,859
Real estate – farmland	6,288	338	1,068	—	478	8,172
Real estate – non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	—	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	—	8,372	74,831
Total real estate – non-farm, non-residential	130,593	28,874	23,503	—	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents commercial loans by credit quality indicator at December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$46,705	$2,454	$1,602	$169	$951	$51,881
Real estate – multifamily residential	15,801	—	—	—	—	15,801
Real estate – construction:
One to four family residential	17,976	923	883	—	450	20,232
Other construction, land development and other land	9,167	3,449	3,008	—	18,931	34,555
Total real estate – construction	27,143	4,372	3,891	—	19,381	54,787
Real estate – farmland	7,371	1,146	41	—	—	8,558
Real estate – non-farm, non-residential:
Owner occupied	87,058	16,424	10,669	72	5,601	119,824
Non-owner occupied	44,721	15,090	3,821	—	8,109	71,741
Total real estate – non-farm, non-residential	131,779	31,514	14,490	72	13,710	191,565
Total commercial loans	$228,799	$39,486	$20,024	$241	$34,042	$322,592

At December 31, 2013 and 2012, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2013:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate – one to four family residential:
Closed end first and seconds	$205,860	$12,612	$218,472
Home equity lines	99,311	528	99,839
Total real estate – one to four family residential	305,171	13,140	318,311
Consumer	16,314	468	16,782
Other	2,451	472	2,923
Total consumer loans	$323,936	$14,080	$338,016

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2012:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate – one to four family residential:
Closed end first and seconds	$229,087	$9,915	$239,002
Home equity lines	98,343	1,355	99,698
Total real estate – one to four family residential	327,430	11,270	338,700
Consumer	20,010	163	20,173
Other	2,715	488	3,203
Total consumer loans	$350,155	$11,921	$362,076

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

On December 31, 2013, the Company transitioned the analysis of the adequacy of the allowance for loan losses from a historical loan loss experience to a migration analysis. This was accomplished by converting to a more automated process using information downloaded from the loan subledger to a software program. This program streamlines the reserve estimation with a consistent and defensible methodology, automates a manual process and ensures better and more accurate calculations. The automation of the data is primarily used to input and aggregate information and to provide the analysis regarding migration trends. This process enhances but does not replace management’s subjective analysis of historical loan loss experience, credit risk and qualitative factors.

The change in the allowance for loan losses calculation is in the methodology by which the historical loan loss experience on balances collectively evaluated for impairment is determined. Prior to December 31, 2013, the Company pooled each loan type by either a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans or a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines and applied a historic loss percentage based on the rolling three year average to determine the balance of the allowance for loan losses for each loan type in the loan portfolio. Beginning with December 31, 2013, the Company uses migration analysis of loans, segmented by an identical risk grading system or past due grading system, depending on type of loan as previously described above. The current methodology, which uses migration analysis, tracks the movement of loans through various loan classifications in order to estimate the percentage of losses likely to be incurred in the Company’s current portfolio.

Management believes, going forward, this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

Year Ended December 31, 2013 (dollars in thousands)	Provision Based on New Methodology	Provision Based on Prior Methodology	Difference
Commercial, industrial and agricultural	$(237)	$(444)	$207
Real estate – one to four family residential:
Closed end first and seconds	1,427	1,984	(557)
Home equity lines	1,072	58	1,014
Total real estate – one to four family residential	2,499	2,042	457
Real estate – multifamily residential	17	10	7
Real estate – construction:
One to four family residential	(59)	(154)	95
Other construction, land development and other land	(781)	(835)	54
Total real estate – construction	(840)	(989)	149
Real estate – farmland	75	(3)	78
Real estate – non-farm, non-residential:
Owner occupied	513	1,432	(919)
Non-owner occupied	(436)	(133)	(303)
Total real estate – non-farm, non-residential	77	1,299	(1,222)
Consumer	217	74	143
Other	42	12	30
Total provision for loan losses	$1,850	$2,001	$(151)

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2013:

(dollars in thousands)	Beginning Balance January 1, 2013	Charge-offs	Recoveries	Provision	Ending Balance December 31, 2013
Commercial, industrial and agricultural	$2,340	$(635)	$319	$(237)	$1,787
Real estate – one to four family residential:
Closed end first and seconds	2,876	(1,529)	85	1,427	2,859
Home equity lines	720	(184)	34	1,072	1,642
Total real estate – one to four family residential	3,596	(1,713)	119	2,499	4,501
Real estate – multifamily residential	62	—	—	17	79
Real estate – construction:
One to four family residential	419	(57)	61	(59)	364
Other construction, land development and other land	3,897	(1,196)	69	(781)	1,989
Total real estate – construction	4,316	(1,253)	130	(840)	2,353
Real estate – farmland	41	—	—	75	116
Real estate – non-farm, non-residential:
Owner occupied	5,092	(2,370)	1	513	3,236
Non-owner occupied	4,093	(1,944)	57	(436)	1,770
Total real estate – non-farm, non-residential	9,185	(4,314)	58	77	5,006
Consumer	215	(153)	108	217	387
Other	583	(138)	51	42	538
Total	$20,338	$(8,206)	$785	$1,850	$14,767

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2012:

(dollars in thousands)	Beginning Balance January 1, 2012	Charge-offs	Recoveries	Provision	Ending Balance December 31, 2012
Commercial, industrial and agricultural	$4,389	$(1,219)	$774	$(1,604)	$2,340
Real estate – one to four family residential:
Closed end first and seconds	2,856	(2,664)	61	2,623	2,876
Home equity lines	278	(1,112)	11	1,543	720
Total real estate – one to four family residential	3,134	(3,776)	72	4,166	3,596
Real estate – multifamily residential	29	—	—	33	62
Real estate – construction:
One to four family residential	382	(98)	55	80	419
Other construction, land development and other land	6,861	(1,622)	2	(1,344)	3,897
Total real estate – construction	7,243	(1,720)	57	(1,264)	4,316
Real estate – farmland	15	—	—	26	41
Real estate – non-farm, non-residential:
Owner occupied	4,831	(2,337)	100	2,498	5,092
Non-owner occupied	3,172	(1,506)	409	2,018	4,093
Total real estate – non-farm, non-residential	8,003	(3,843)	509	4,516	9,185
Consumer	776	(391)	179	(349)	215
Other	513	(99)	35	134	583
Total	$24,102	$(11,048)	$1,626	$5,658	$20,338

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$612	$1,175	$1,787	$2,000	$51,673	$53,673
Real estate – one to four family residential:
Closed end first and seconds	1,833	1,026	2,859	10,048	208,424	218,472
Home equity lines	—	1,642	1,642	175	99,664	99,839
Total real estate – one to four family residential	1,833	2,668	4,501	10,223	308,088	318,311
Real estate – multifamily residential	—	79	79	—	18,077	18,077
Real estate – construction:
One to four family residential	180	184	364	306	15,863	16,169
Other construction, land development and other land	802	1,187	1,989	3,314	18,376	21,690
Total real estate – construction	982	1,371	2,353	3,620	34,239	37,859
Real estate – farmland	—	116	116	478	7,694	8,172
Real estate – non-farm, non-residential:
Owner occupied	1,223	2,013	3,236	10,058	116,511	126,569
Non-owner occupied	617	1,153	1,770	8,372	66,459	74,831
Total real estate – non-farm, non-residential	1,840	3,166	5,006	18,430	182,970	201,400
Consumer	104	283	387	302	16,480	16,782
Other	311	227	538	472	2,451	2,923
Total	$5,682	$9,085	$14,767	$35,525	$621,672	$657,197

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2012:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$402	$1,938	$2,340	$951	$50,930	$51,881
Real estate – one to four family residential:
Closed end first and seconds	923	1,953	2,876	6,856	232,146	239,002
Home equity lines	—	720	720	315	99,383	99,698
Total real estate – one to four family residential	923	2,673	3,596	7,171	331,529	338,700
Real estate – multifamily residential	—	62	62	—	15,801	15,801
Real estate – construction:
One to four family residential	268	151	419	450	19,782	20,232
Other construction, land development and other land	928	2,969	3,897	18,931	15,624	34,555
Total real estate – construction	1,196	3,120	4,316	19,381	35,406	54,787
Real estate – farmland	—	41	41	—	8,558	8,558
Real estate – non-farm, non-residential:
Owner occupied	714	4,378	5,092	5,601	114,223	119,824
Non-owner occupied	1,646	2,447	4,093	8,109	63,632	71,741
Total real estate – non-farm, non-residential	2,360	6,825	9,185	13,710	177,855	191,565
Consumer	1	214	215	25	20,148	20,173
Other	348	235	583	488	2,715	3,203
Total	$5,230	$15,108	$20,338	$41,726	$642,942	$684,668

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$—	$2,000	$612	$1,712	$97
Real estate – one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	—	—	382	—
Total real estate – one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate – construction:
One to four family residential	306	306	—	306	180	794	9
Other construction, land development and other land	3,314	5,662	—	3,314	802	8,581	161
Total real estate – construction	3,620	5,968	—	3,620	982	9,375	170
Real estate – farmland	478	478	478	—	—	428	32
Real estate – non-farm, non-residential:
Owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Non-owner occupied	8,372	8,372	4,357	4,015	617	9,353	348
Total real estate – non-farm, non-residential	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	—	302	104	203	22
Other	472	472	9	463	311	504	—
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$951	$1,247	$408	$543	$402	$907	$59
Real estate – one to four family residential:
Closed end first and seconds	6,856	7,327	2,127	4,729	923	8,431	386
Home equity lines	315	515	315	—	—	801	9
Total real estate – one to four family residential	7,171	7,842	2,442	4,729	923	9,232	395
Real estate – construction:
One to four family residential	450	450	—	450	268	402	10
Other construction, land development and other land	18,931	18,931	14,071	4,860	928	20,169	814
Total real estate – construction	19,381	19,381	14,071	5,310	1,196	20,571	824
Real estate – non-farm, non-residential:
Owner occupied	5,601	5,748	380	5,221	714	8,753	304
Non-owner occupied	8,109	8,109	626	7,483	1,646	8,434	457
Total real estate – non-farm, non-residential	13,710	13,857	1,006	12,704	2,360	17,187	761
Consumer	25	25	—	25	1	25	2
Other	488	488	—	488	348	496	—
Total loans	$41,726	$42,840	$17,927	$23,799	$5,230	$48,418	$2,041

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents, by class of loans, information related to loans modified as TDRs during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Commercial, industrial and agricultural	—	$—	$—	1	$66	$66
Real estate – one to four family residential:
Closed end first and seconds	11	4,834	3,600	4	965	964
Real estate – construction:
One to four family residential	—	—	—	3	434	434
Other construction, land development and other land	—	—	—	2	164	163
Total real estate – construction	—	—	—	5	598	597
Real estate – non-farm, non-residential:
Owner occupied	4	7,955	6,355	—	—	—
Non-owner occupied	2	8,403	6,015	—	—	—
Total real estate – non-farm, non-residential	6	16,358	12,370	—	—	—
Total	17	$21,192	$15,970	10	$1,629	$1,627

*	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

TDRs increased during 2013 due to the Company utilizing a workout strategy involving an “A/B note” structure, in which the A note component is structured at a market interest rate and the debt service is typically covered by the in-place property operations and the B note component is fully charged off. All loans that underwent this A/B note restructuring during 2013 are considered TDRs. These A/B notes are part of our efforts to focus on asset quality, strengthen the balance sheet and reduce classified assets.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 3. Loan Portfolio  – (continued)

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2013 and 2012 and were modified as TDRs within the 12 months prior to default:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial, industrial and agricultural	—	$—	1	$66
Real estate – one to four family residential:
Closed end first and seconds	10	1,846	3	878
Real estate – construction:
One to four family residential	—	—	2	374
Other construction, land development and other land	—	—	1	29
Total real estate – construction	—	—	3	403
Real estate – non-farm, non-residential:
Owner occupied	2	1,019	—	—
Total	12	$2,865	7	$1,347

Note 4. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2013	2012
Land and improvements	$6,421	$6,409
Buildings and leasehold improvements	22,678	21,688
Furniture, fixtures and equipment	19,765	18,416
Construction in progress	212	949
	49,076	47,462
Less accumulated depreciation	(27,630)	(25,806)
Net balance	$21,446	$21,656

Depreciation and amortization of bank premises and equipment for the years ended December 31, 2013, 2012 and 2011 amounted to $2.1 million, $2.1 million and $2.3 million, respectively.

Note 5. Other Real Estate Owned (OREO)

At December 31, 2013 and 2012, OREO was $800 thousand and $4.7 million, respectively. OREO is primarily comprised of residential properties, residential lots, raw land and non-residential properties associated with commercial relationships, and is located primarily in the Commonwealth of Virginia.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 5. Other Real Estate Owned (OREO)  – (continued)

Changes in the balance for OREO for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
(dollars in thousands)	2013	2012
Balance at the beginning of year, gross	$5,558	$8,729
Transfers from loans	1,921	5,032
Sales proceeds	(4,508)	(5,661)
Previously recognized impairment losses on disposition	(1,142)	(2,315)
(Loss) on disposition	(775)	(227)
Balance at the end of year, gross	1,054	5,558
Less valuation allowance	(254)	(811)
Balance at the end of year, net	$800	$4,747

Changes in the valuation allowance for OREO for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
(dollars in thousands)	2013	2012	2011
Balance at the beginning of year	$811	$1,403	$928
Valuation allowance	585	1,723	1,386
Charge-offs	(1,142)	(2,315)	(911)
Balance at the end of year	$254	$811	$1,403

Expenses applicable to OREO, other than the valuation allowance, were $218 thousand, $421 thousand and $769 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 6. Deposits

Interest-bearing deposits consist of the following:

	December 31,
(dollars in thousands)	2013	2012
Demand deposits	$272,343	$245,833
Money market deposits	121,491	128,438
Savings deposits	89,577	86,868
Time deposits:
Time deposits $100 and over	110,841	130,285
Other time deposits	113,349	130,232
Total interest-bearing deposits	$707,601	$721,656

A summary of interest expense by deposit category for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
(dollars in thousands)	2013	2012	2011
Demand deposits	$929	$1,205	$1,908
Money market deposits	516	613	1,254
Savings deposits	142	239	441
Time deposits	3,089	4,342	5,912
Total	$4,676	$6,399	$9,515

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 6. Deposits  – (continued)

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2014	$110,204
2015	56,756
2016	19,005
2017	21,193
2018	17,032
$224,190

Overdrawn demand deposit accounts totaling $135 thousand at December 31, 2013 and $154 thousand at December 31, 2012 were reclassified from deposits to loans.

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

The tables below present selected information on federal funds purchased and repurchase agreements:

Federal funds purchased (dollars in thousands)	December 31, 2013	December 31, 2012
Balance outstanding at year end	$—	$—
Maximum balance at any month end during the year	$—	$2
Average balance for the year	$14	$163
Weighted average rate for the year	0.79%	0.75%
Weighted average rate at year end	0.00%	0.00%

Repurchase agreements (dollars in thousands)	December 31, 2013	December 31, 2012
Balance outstanding at year end	$3,009	$2,942
Maximum balance at any month end during the year	$3,770	$6,292
Average balance for the year	$3,475	$3,486
Weighted average rate for the year	0.60%	0.89%
Weighted average rate at year end	0.60%	0.60%

Short-term borrowings.  Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at December 31, 2013 consisted of $18.9 million using a daily rate credit, which is due on demand, and a $23.0 million fixed rate one month advance. There were no short-term advances outstanding with the FHLB at December 31, 2012.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 7. Borrowings  – (continued)

The table below presents selected information on short-term borrowings:

Short-term borrowings (dollars in thousands)	December 31, 2013	December 31, 2012
Balance outstanding at year end	$41,940	$—
Maximum balance at any month end during the year	$62,124	$—
Average balance for the year	$16,963	$318
Weighted average rate for the year	0.22%	0.31%
Weighted average rate at year end	0.23%	0.00%

Long-term borrowings.  Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. During August 2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. At December 31, 2013, the Company had no long-term FHLB advances outstanding. Long-term advances from the FHLB at December 31, 2012 consisted of $107.5 million in convertible advances and a $10.0 million fixed rate hybrid advance. The convertible advances had fixed rates of interest unless the FHLB would have exercised its option to convert the interest on these advances from fixed rate to variable rate.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $256.9 million at December 31, 2013. This line of credit totaled $175.7 million with approximately $120.4 million available at December 31, 2013. As of December 31, 2013 and 2012, loans with a carrying value of $285.6 million and $297.7 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Combined short-term and long-term borrowings outstanding under the FHLB line of credit were $41.9 million and $117.5 million as of December 31, 2013 and 2012, respectively.

Note 8. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2013 and 2012, the interest rate was 3.19% and 3.26%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 8. Trust Preferred Debt  – (continued)

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2013 and 2012, all of the trust preferred securities qualified as Tier 1 capital.

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

On February 17, 2011, the Parent and the Bank entered into a written agreement (the “Written Agreement”) with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Company could not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 26 — Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014. Under the terms of the MOU, the Company could not make payments on its outstanding Junior Subordinated Debentures relating to the trust preferred securities without prior regulatory approval. See Note 26 — Regulatory Agreements.

In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. As of December 31, 2013, the Company had deferred eleven quarterly interest payments on its Junior Subordinated Notes.

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 9. Employee Benefit Plans  – (continued)

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

(dollars in thousands)	2013	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$11,205	$11,554	$11,127
Interest cost	459	492	606
Actuarial loss (gain)	81	(62)	1,703
Benefits paid	(1,464)	(774)	(2,057)
Change in obligation due to plan change	—	—	135
Settlement (gain) loss	(18)	(5)	40
Benefit obligation at end of year	$10,263	$11,205	$11,554
Change in plan assets
Fair value of plan assets at beginning of year	$9,513	$9,047	$11,306
Actual return on plan assets	1,951	1,240	(202)
Benefits paid	(1,464)	(774)	(2,057)
Fair value of plan assets at end of year	$10,000	$9,513	$9,047
Funded status at the end of year	$(263)	$(1,692)	$(2,507)
Amounts recognized in the consolidated balance sheets at December 31,
Other liability	$(263)	$(1,692)	$(2,507)
Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$583	$2,122	$3,008
Prior service cost	100	121	135
Deferred income tax benefit	(232)	(755)	(1,061)
Amount recognized	$451	$1,488	$2,082
Components of net periodic benefit cost
Interest cost	$459	$492	$606
Expected return on plan assets	(703)	(675)	(895)
Amortization of prior service cost due to curtailment	21	15	—
Recognized net loss due to settlement	208	132	34
Recognized net actuarial loss	124	122	—
Net periodic benefit cost	$109	$86	$(255)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (gain) loss	$(1,518)	$(886)	$2,805
Prior service cost	—	—	135
Amortization of prior service cost	(21)	(15)	—
Total recognized in other comprehensive income (loss)	$(1,539)	$(901)	$2,940
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,430)	$(815)	$2,685

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 9. Employee Benefit Plans  – (continued)

(dollars in thousands)	2013	2012	2011
Weighted average assumptions for benefit obligation at end of year
Discount rate	4.35%	4.00%	4.50%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions for net periodic pension cost at end of year
Discount rate	4.00%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	4.00%
Expected future interest crediting rate	3.00%	3.00%	3.00%
Accumulated Benefit Obligation	$10,263	$11,205	$11,554

Expected Long-Term Rate of Return on Assets

In consultation with its investment advisors and actuary, the Company’s plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was 4.00%, 4.50% and 5.50% in 2013, 2012 and 2011, respectively.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company made no contributions to the pension plan during 2013, 2012 and 2011. The Company has not determined at this time how much, if any, contributions to the plan will be for the year ending December 31, 2014.

Fair value is discussed in detail in Note 19. The fair value of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category are as follows:

Assets Measured at Fair Value at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(dollars in thousands)
Assets
Cash and due from broker	$21	$—	$—	$21
Equity mutual funds(1)	7,573	—	—	7,573
Fixed income mutual funds(2)	2,406	—	—	2,406
Total assets at fair value	$10,000	$—	$—	$10,000

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 9. Employee Benefit Plans  – (continued)

Assets Measured at Fair Value at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Cash and due from broker	$18	$—	$—	$18
Equity mutual funds(1)	7,106	—	—	7,106
Fixed income mutual funds(2)	2,389	—	—	2,389
Total assets at fair value	$9,513	$—	$—	$9,513

(1)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted-average asset allocations as of December 31, 2013 and 2012, by asset category are as follows:

	Plan Assets as of December 31,
	2013	2012
Asset Category
Mutual Funds – Fixed Income	24%	25%
Mutual Funds – Equity	76%	75%
Total	100%	100%

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 9. Employee Benefit Plans  – (continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)
2014	$455
2015	641
2016	854
2017	1,127
2018	1,022
Years 2019 – 2023	3,195
Total	$7,294

401(k) Plan

The Company maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan allows for a maximum voluntary salary deferral up to the statutory limitations. All employees who have completed three calendar months of employment with the Company are eligible to participate on the first day of the fourth month following hire, after meeting eligibility requirements. The 401(k) Plan provides for a matching contribution, which equals 100% of the first 3% of the employee’s contributions and 50% of the next 3% of the employee’s contributions. At the option of the Compensation Committee, the Company may make an additional discretionary contribution after the end of each year to employees not previously grandfathered in the Pension Plan in an amount equal to 3% of the employee’s compensation (as described in plan documents). For matching and discretionary employer contributions, an employee is 100% vested after two years of service. The amounts charged to expense under the 401(k) Plan were $445 thousand, $411 thousand and $399 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. The Company does not offer its stock as an investment option under the 401(k) Plan.

Deferred Compensation Plan

The Company has a Supplemental Executive Retirement Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As of December 31, 2013, the Company has entered into a deferred supplemental compensation agreement with only its Chief Executive Officer. Full vesting of benefits under the supplemental agreement occurs only at age 67, with partial vesting of approximately 5% for each year of service after age 52. Under the supplemental agreement, benefits are to be paid in equal monthly installments over a 15 year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15 year period after benefits have commenced. The deferred compensation expense for 2013, 2012 and 2011, based on the present value of the retirement benefits, was $105 thousand, $91 thousand and $68 thousand, respectively.

Note 10. Income Taxes

The current and deferred components of income tax expense (benefit) are as follows:

	December 31,
(dollars in thousands)	2013	2012	2011
Current	$1,065	$—	$233
Deferred	(3,457)	945	(444)
Provision for (benefit from) income taxes	$(2,392)	$945	$(211)

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 10. Income Taxes  – (continued)

A reconciliation between the provision for (benefit from) income taxes and the amount computed by multiplying income by the current statutory federal income tax rate, for the years ended December 31, 2013, 2012 and 2011, respectively, is as follows:

	December 31,
(dollars in thousands)	2013	2012	2011
Income tax expense (benefit) at statutory rates	$(1,708)	$1,495	$533
Decrease due to:
Tax exempt income	(400)	(285)	(497)
Other	(284)	(265)	(247)
Provision for (benefit from) income taxes	$(2,392)	$945	$(211)

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The most significant timing difference relates to the net operating loss carryforward.

Cumulative net deferred tax assets consist of the following components at December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,021	$6,915
Net operating loss carryforward	7,361	1,548
Net unrealized loss on securities available for sale	4,325	—
Tax credit carryforward	2,400	994
Impairment on securities	702	1,696
Interest on nonaccrual loans	140	114
Accrued benefit cost	232	755
Depreciation and amortization	361	167
Home equity line closing cost	103	120
Defined benefit plan	266	229
Deferred compensation	143	107
Accrued compensated absences	66	65
Other real estate owned	275	1,116
Other	191	133
Total deferred tax assets	21,586	13,959
Deferred tax liabilities:
FHLB dividend	(8)	(8)
Goodwill and other intangible assets	(2,532)	(2,150)
Net unrealized gain on securities available for sale	—	(991)
Other	(109)	(123)
Total deferred tax liabilities	(2,649)	(3,272)
Net deferred tax asset	$18,937	$10,687

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 10. Income Taxes  – (continued)

taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2013 and 2012 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Due primarily to the net operating loss incurred for the years ended December 31, 2010 and 2009, the Company has recorded income taxes receivable, which have been carried back to prior years, of approximately $0 and $2.6 million at December 31, 2013 and 2012, respectively, which are included in other assets on the accompanying consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

Note 11. Earnings (Loss) Per Common Share

The following table shows the weighted average number of common shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on earnings (loss) per common share otherwise available to common shareholders for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding for basic earnings (loss) per common share	9,204,847	6,050,969	6,007,743
Effect of dilutive securities, stock options	—	—	—
Effect of dilutive securities, Series B Preferred Stock	—	—	—
Weighted average common shares outstanding for diluted earnings (loss) per common share	9,204,847	6,050,969	6,007,743
Basic (loss) earnings per common share	$(0.45)	$0.32	$0.05
Diluted (loss) earnings per common share	$(0.45)	$0.32	$0.05

Options to acquire 152,287, 182,362 and 218,442 shares of common stock were not included in computing diluted earnings (loss) per common share for the years ended December 31, 2013, 2012 and 2011, respectively, because their effects were anti-dilutive.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 11. Earnings (Loss) Per Common Share  – (continued)

On June 12, 2013, the Company issued 5,240,192 shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock (the “Series B Preferred Stock”) through private placements to certain investors. For more information related to the conversion rights on these preferred shares, see Note 21  — Preferred Stock and Warrant. For the year ended December 31, 2013, the weighted average dilutive effect of the Series B Preferred Stock would have been 2,914,408 shares, however, these shares were not included in computing diluted earnings (loss) per common share because their effects were anti-dilutive. There was no weighted average dilutive effect of the Series B Preferred Stock for the years ended December 31, 2012 and 2011, respectively.

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

Loan activity to related parties is as follows:

(dollars in thousands)	2013	2012
Balance at beginning of year	$9,344	$11,353
Additional borrowings	1,280	1,544
Curtailments	(805)	(3,553)
Balance at end of year	$9,819	$9,344

At both December 31, 2013 and 2012, there was approximately $3.1 million in available credit that the related parties could draw upon.

Deposits from related parties held by the Company at December 31, 2013 and 2012 amounted to $6.2 million and $6.6 million, respectively.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 322,000 shares still available to be granted as awards under the 2007 Plan as of December 31, 2013.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 13. Stock Based Compensation Plans  – (continued)

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the year ended December 31, 2013 there was no stock option compensation expense, compared to stock option compensation expense of $31 thousand and $92 thousand for the same period of 2012 and 2011, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations.

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in 2013, 2012 or 2011.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at January 1, 2011	251,137	$19.68
Forfeited	(32,695)	18.51
Stock options outstanding at December 31, 2011	218,442	19.86
Forfeited	(36,080)	18.61
Stock options outstanding at December 31, 2012	182,362	20.08
Forfeited	(10,750)	18.74
Expired	(19,325)	28.60
Stock options outstanding at December 31, 2013	152,287	$19.09	2.54	$—
Stock options exercisable at December 31, 2013	152,287	$19.09	2.54	$—

*	Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

As of December 31, 2013, there was no remaining unrecognized compensation expense related to stock options.

The table below summarizes information concerning stock options outstanding and exercisable at December 31, 2013:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Term	Exercise Price	Number Exercisable
$19.92	27,300	0.50 years	$ 19.92	27,300
$20.57	36,162	1.50 years	$ 20.57	36,162
$21.16	38,325	2.75 years	$ 21.16	38,325
$19.25	26,750	3.75 years	$ 19.25	26,750
$12.36	23,750	4.75 years	$ 12.36	23,750
$19.09	152,287	2.54 years	$ 19.09	152,287

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 13. Stock Based Compensation Plans  – (continued)

On November 18, 2013, the Company granted 38,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of Troubled Asset Relief Program (“TARP”) compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in connection with TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. The Company issued no restricted stock in 2011. On July 1, 2009, the Company awarded 18,000 shares of restricted stock to employees. One half of these shares are subject to time vesting at 20% per year over a five year period. The other half of the 18,000 restricted shares granted on July 1, 2009 were performance based. On December 16, 2010, the Company cancelled 8,000 shares of restricted stock previously awarded to its Chief Executive Officer on July 1, 2009 as the award did not contain the terms necessary to comply with the TARP executive compensation restrictions and therefore prevented the employee from accruing or vesting in any portion of the award while the TARP executive compensation restrictions applied. In conjunction with this cancellation, the Company granted a TARP compliant restricted stock award to its Chief Executive Officer in an equal amount of shares and in substantially the same form as previously awarded. On June 30, 2012, any of these performance based shares that had not previously been forfeited for other reasons were forfeited because the Company’s financial achievements for the year ended December 31, 2011 did not meet pre-specified targets for earnings per share or return on equity compared to a defined peer group.

For the years ended December 31, 2013, 2012 and 2011, restricted stock compensation expense was $32 thousand, $22 thousand and $18 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.70 per share for the 2013 award, $3.72 per share for the 2012 award, $3.75 per share for the 2010 award and $8.31 per share for the 2009 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2013, 2012 and 2011, and changes during the years ended December 31, 2013, 2012 and 2011, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	Shares	Weighted- Average Price
Nonvested as of January 1, 2011	16,500	$7.29
Vested	(1,600)	13.34
Forfeited	(400)	17.25
Nonvested as of December 31, 2011	14,500	6.35
Granted	34,000	3.72
Vested	(1,600)	13.34
Forfeited	(7,500)	5.88
Nonvested as of December 31, 2012	39,400	3.89
Granted	38,000	6.70
Vested	(3,900)	4.57
Nonvested as of December 31, 2013	73,500	$5.30

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 13. Stock Based Compensation Plans  – (continued)

At December 31, 2013, there was $339 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares. The total fair value of restricted stock awards vested during 2013, 2012 and 2011 was $24 thousand, $7 thousand and $4 thousand, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2010	$(2,161)	$(142)	$(2,303)
Unrealized securities gains (net of tax, $2,967)	5,759	—	5,759
Securities gains included in net income (net of tax, $1,083)	(2,103)	—	(2,103)
Change in unfunded pension liability (net of tax, $1,000)	—	(1,940)	(1,940)
Balance at December 31, 2011	1,495	(2,082)	(587)
Unrealized securities gains (net of tax, $1,537)	2,987	—	2,987
Securities gains included in net income (net of tax, $1,317)	(2,558)	—	(2,558)
Change in unfunded pension liability (net of tax, $307)	—	594	594
Balance at December 31, 2012	1,924	(1,488)	436
Unrealized securities losses (net of tax, $4,803)	(9,325)	—	(9,325)
Securities gains included in net loss (net of tax, $512)	(995)	—	(995)
Change in unfunded pension liability (net of tax, $523)	—	1,016	1,016
Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of operations as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense (benefit). During 2013, the Company reported a gain on the sale of available for sale securities of $1.5 million, compared to a gain of $3.9 million in 2012 and a gain of $3.2 million in 2011; the tax effect of these transactions during 2013, 2012 and 2011 was $512 thousand, $1.3 million and $1.1 million, respectively, which was included as a component of income tax expense (benefit).

Note 15. Commitments and Contingent Liabilities

In the normal course of business there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material losses as a result of these transactions. See Note 20 — Financial Instruments with Off-Balance Sheet Risk.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 16. Dividend Limitations

Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. Generally, the amount of dividends the Bank may pay to the Parent at any time, without prior approval, is limited to current year to date earnings as of the dividend date plus earnings retained for the two preceding years.

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities or preferred stock) and could not purchase or redeem shares of its stock without prior regulatory approval. See Note 26 — Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014. Under the terms of this MOU, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities or preferred stock) and could not purchase or redeem shares of its stock without prior regulatory approval. See Note 26 — Regulatory Agreements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). For the Company, Tier 1 Capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets. For the Bank, Tier 1 Capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets. For the Company and the Bank, total capital consists of Tier 1 Capital and the allowable portion of the allowance for loan losses, excluding any investments in unconsolidated subsidiaries. Risk-weighted assets for the Company and the Bank were $658.9 million and $658.6 million, respectively at December 31, 2013 and $673.1 million and $671.6 million, respectively at December 31, 2012. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

For information concerning the Written Agreement and the MOU, see Note 26 — Regulatory Agreements.

During 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised risk weighting framework, and other related changes to the prompt corrective action framework. For a summary of these regulatory changes, see Part I, Item 1 of this Annual Report on Form 10-K, under “Regulation and Supervision — Capital Requirements.”

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 17. Regulatory Matters  – (continued)

As of December 31, 2013, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2013:
Total capital to risk weighted assets:
Company	$128,345	19.48%	$52,710	8.00%	N/A	N/A
Bank	92,038	13.98%	52,685	8.00%	$65,856	10.00%
Tier 1 capital to risk weighted assets:
Company	$120,031	18.22%	$26,355	4.00%	N/A	N/A
Bank	83,728	12.71%	26,342	4.00%	$39,514	6.00%
Tier 1 capital to average assets:
Company	$120,031	12.06%	$39,803	4.00%	N/A	N/A
Bank	83,728	8.43%	39,731	4.00%	$49,664	5.00%
	(dollars in thousands)
As of December 31, 2012:
Total capital to risk weighted assets:
Company	$93,400	13.88%	$53,846	8.00%	N/A	N/A
Bank	89,425	13.32%	53,725	8.00%	$67,156	10.00%
Tier 1 capital to risk weighted assets:
Company	$85,071	12.64%	$26,923	4.00%	N/A	N/A
Bank	81,115	12.08%	26,862	4.00%	$40,294	6.00%
Tier 1 capital to average assets:
Company	$85,071	8.13%	$41,875	4.00%	N/A	N/A
Bank	81,115	7.76%	41,815	4.00%	$52,268	5.00%

Note 18. Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRIP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRIP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 18. Dividend Reinvestment and Stock Purchase Plan  – (continued)

prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder. Effective August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended during the Company’s continued deferral of cumulative dividends on its Series A Fixed Rate Cumulative Perpetual Preferred Stock.

Note 19. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•	Level 1 — Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of December 31, 2013.

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19. Fair Value Measurements  – (continued)

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$13,390	$—	$13,390
SBA Pool securities	—	86,035	—	86,035
Agency mortgage-backed securities	—	35,254	—	35,254
Agency CMO securities	—	41,378	—	41,378
Non agency CMO securities	—	1,306	—	1,306
State and political subdivisions	—	56,342	—	56,342
Pooled trust preferred securities	—	749	—	749
FNMA and FHLMC preferred stock	—	481	—	481
Total securities available for sale	$—	$234,935	$—	$234,935

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$13,467	$—	$13,467
SBA Pool securities	—	82,751	—	82,751
Agency mortgage-backed securities	—	31,714	—	31,714
Agency CMO securities	—	61,936	—	61,936
Non agency CMO securities	—	2,199	—	2,199
State and political subdivisions	—	83,217	—	83,217
Pooled trust preferred securities	—	759	—	759
FNMA and FHLMC preferred stock	—	276	—	276
Corporate securities	—	594	—	594
Total securities available for sale	$—	$276,913	$—	$276,913

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of fair value accounting or impairment write-downs of individual assets.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19. Fair Value Measurements  – (continued)

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

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$16,086	$16,086
Other real estate owned	$—	$—	$800	$800

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$18,569	$18,569
Other real estate owned	$—	$—	$4,747	$4,747

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19. Fair Value Measurements  – (continued)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2013 and 2012:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$16,086	Discounted appraised value	Selling cost	0% – 32% (12%)
			Discount for lack of marketability and age of appraisal	0% – 20% (6%)
Other real estate owned	$800	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% – 28% (13%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$18,569	Discounted appraised value	Selling cost	7% – 32% (12%)
			Discount for lack of marketability and age of appraisal	0% – 50% (15%)
Other real estate owned	$4,747	Discounted appraised value	Selling cost	10% – 15% (10%)
			Discount for lack of marketability and age of appraisal	0% – 56% (6%)

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
December 31, 2013, 2012 and 2011

Note 19. Fair Value Measurements  – (continued)

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

Bank Owned Life Insurance.  Bank owned life insurance represents insurance policies on officers of the Company. The cash values of the policies are estimated using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates the fair value.

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At December 31, 2013 and 2012, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19. Fair Value Measurements  – (continued)

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
		(dollars in thousands)
Assets:
Cash and short-term investments	$13,944	$13,944	$—	$—	$13,944
Interest bearing deposits with banks	5,402	5,402	—	—	5,402
Securities available for sale	234,935	—	234,935	—	234,935
Securities held to maturity	35,495	—	34,521	—	34,521
Restricted securities	5,549	—	5,549	—	5,549
Loans, net	642,430	—	—	653,125	653,125
Bank owned life insurance	21,158	—	21,158	—	21,158
Accrued interest receivable	3,893	—	3,893	—	3,893
Total	$962,806	$19,346	$300,056	$653,125	$972,527
Liabilities:
Noninterest-bearing demand deposits	$126,861	$126,861	$—	$—	$126,861
Interest-bearing deposits	707,601	—	614,747	—	614,747
Short-term borrowings	44,949	44,949	—	—	44,949
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,324	—	1,324	—	1,324
Total	$891,045	$171,810	$626,381	$—	$798,191

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19. Fair Value Measurements  – (continued)

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
		(dollars in thousands)
Assets:
Cash and short-term investments	$16,762	$16,762	$—	$—	$16,762
Interest bearing deposits with banks	29,837	29,837	—	—	29,837
Securities available for sale	276,913	—	276,913	—	276,913
Restricted securities	9,251	—	9,251	—	9,251
Loans, net	664,330	—	—	659,818	659,818
Bank owned life insurance	10,678	—	10,678	—	10,678
Accrued interest receivable	4,223	—	4,223	—	4,223
Total	$1,011,994	$46,599	$301,065	$659,818	$1,007,482
Liabilities:
Noninterest-bearing demand deposits	$116,717	$116,717	$—	$—	$116,717
Interest-bearing deposits	721,656	—	717,035	—	717,035
Short-term borrowings	2,942	2,942	—	—	2,942
Long-term borrowings	117,500	—	126,739	—	126,739
Trust preferred debt	10,310	—	10,310	—	10,310
Accrued interest payable	1,673	—	1,673	—	1,673
Total	$970,798	$119,659	$855,757	$—	$975,416

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and guarantees of credit card accounts

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 20. Financial Instruments with Off-Balance Sheet Risk  – (continued)

previously sold is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2013 or 2012.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2013 and 2012:

	December 31,
(dollars in thousands)	2013	2012
Loan commitments	$102,703	$98,922
Standby letters of credit	$7,114	$6,851

In connection with the sale of its credit card loan portfolio, the Company has guaranteed credit card accounts of certain customers to the bank that purchased the accounts. At December 31, 2013 and 2012, the guarantees totaled $964 thousand and $731 thousand, respectively, of which the outstanding balance of the guarantees was $385 thousand and $327 thousand, respectively. As of December 31, 2013, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

Note 21. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock pays a cumulative dividend at a rate of 5% for the first five years, and if not redeemed, pays a rate of 9% starting at the beginning of the sixth year. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury to private investors.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 21. Preferred Stock and Warrant  – (continued)

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

Warrant Value	2009
Series A Preferred Stock	$24,000,000
Price	$9.63
Warrant – shares	373,832
Value per warrant	$2.54
Fair value of warrant	$949,533

	(dollars in thousands)
NPV of Series A Preferred Stock @ 12% discount rate	Fair Value	Relative Value %	Relative Value
$24 million 1/09/2009
NPV of Series A Preferred Stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481
	$15,396	100.0%	$24,000

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this written agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent related to trust preferred securities) without prior regulatory approval. See Note 26 — Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014. Under the terms of the MOU, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payment by the Parent related to trust preferred securities) without prior regulatory approval. See Note 26 — Regulatory Agreements.

On February 15, 2014, the Company deferred its thirteenth consecutive dividend on the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default. Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of operations. As of December 31, 2013, the Company had accumulated $3.6 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose)

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 21. Preferred Stock and Warrant  – (continued)

and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

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

Note 22. Related Party Leases

The Bank has entered into a long-term land lease with a related party to provide for space for one branch located in Hartfield, Virginia. This lease has been classified as an operating lease for financial reporting purposes. The lease term was extended for an additional ten years during 2013 and now expires on May 31, 2023 with annual lease payments of approximately $8 thousand. Future minimum lease payments required over the remaining term of this non-cancelable operating lease total $73 thousand. Under the terms of the lease, the Bank has multiple options to extend the lease term beyond May 31, 2023. Total lease expense was $8 thousand for each of the years 2013, 2012 and 2011, respectively.

Note 23. Lease Commitments

The Company currently has long-term leases for four of its retail branches and one for a former retail branch. Four of the leases are for the retail branch buildings and one lease is for the land on which the Company owned retail branch is located. The leases provide for options to renew for various periods. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements.

(dollars in thousands)	Lease Payments
2014	$282
2015	224
2016	182
2017	140
2018	129
Thereafter	50
$1,007

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $337 thousand, $397 thousand and $413 thousand, respectively, and was included in occupancy and equipment expenses.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 24. Common Stock Repurchases

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2013, 2012 and 2011, the Company did not repurchase any of its common stock.

In connection with the Company’s sale to the Treasury of its Series A Preferred Stock under the Capital Purchase Program, as previously described, prior to January 9, 2012, the Company generally could not purchase any of its common stock without the consent of the Treasury. See Note 21 — Preferred Stock and Warrant.

In connection with the Written Agreement with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The Written Agreement was terminated on July 30, 2013. See Note 26 — Regulatory Agreements.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014. See Note 26 — Regulatory Agreements.

Note 25. Condensed Parent Company Only Financial Information

The condensed financial position as of December 31, 2013 and 2012 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2013, of Eastern Virginia Bankshares, Inc., parent company only, are presented below:

Condensed Balance Sheets
December 31, 2013 and 2012
(dollars in thousands)

	2013	2012
Assets
Cash on deposit with subsidiary	$35,168	$2,994
Investment in subsidiaries	107,039	106,523
Deferred income taxes, net	232	755
Prepaid benefit cost	520	—
Other assets	1,393	1,587
Total assets	$144,352	$111,859
Liabilities and Shareholders' Equity
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	—	1,019
Other liabilities	1,093	819
Total shareholders’ equity	132,949	99,711
Total liabilities and shareholders’ equity	$144,352	$111,859

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 25. Condensed Parent Company Only Financial Information  – (continued)

Condensed Statements of Operations
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Income:
Interest on deposit with subsidiary	$123	$19	$32
Interest on subordinated debt	—	—	321
Total income	123	19	353
Expenses:
Interest on trust preferred debt	352	361	332
Professional fees	275	295	344
Other	204	169	162
Total expenses	831	825	838
Loss before income tax benefit and equity in undistributed net income (loss) of subsidiary	(708)	(806)	(485)
Income tax benefit	(241)	(274)	(165)
Loss before equity in undistributed net income (loss) of subsidiary	(467)	(532)	(320)
Equity in undistributed net income (loss) of subsidiary	(2,165)	3,984	2,097
Net income (loss)	$(2,632)	$3,452	$1,777

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 25. Condensed Parent Company Only Financial Information  – (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Operating activities:
Net income (loss)	$(2,632)	$3,452	$1,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net (income) loss of subsidiary	2,165	(3,984)	(2,097)
Stock based compensation	32	53	110
Net change in:
Other assets	194	(844)	(320)
Other liabilities	273	358	282
Net cash provided by (used in) operating activities	32	(965)	(248)
Investing activities:
Subordinated debt to subsidiary	—	—	11,000
Increase in investment in subsidiary	(13,000)	—	(11,000)
Net cash used in investing activities	(13,000)	—	—
Financing activities:
Issuance of common stock under dividend reinvestment and employee stock plans	—	37	80
Director stock grant	32	23	22
Net proceeds from issuance of common stock in private placements and rights offering	23,550	—	—
Net proceeds from issuance of preferred stock in private placements	21,560	—	—
Net cash provided by financing activities	45,142	60	102
Net increase (decrease) in cash on deposit with subsidiary	32,174	(905)	(146)
Cash on deposit with subsidiary, January 1	2,994	3,899	4,045
Cash on deposit with subsidiary, December 31	$35,168	$2,994	$3,899

Note 26. Regulatory Agreements

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. The Written Agreement had required the Bank, among other things, to develop plans for improving numerous aspects of the Bank’s operations and management, required the Bank to improve asset quality, restricted certain types of credit extensions and imposed a number of measures designed to preserve the Bank’s capital.

On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014.

Under the terms of the MOU, the Parent and the Bank had agreed that the Parent would not, without prior written approval of the Reserve Bank and the Bureau, (a) declare or pay dividends of any kind, or make any payments on the Parent’s trust preferred securities; (b) incur or guarantee any debt; or (c) purchase or redeem any shares of the Parent’s stock. In addition, under the MOU the Parent and the Bank had agreed to review and revise the

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 26. Regulatory Agreements  – (continued)

allowance for loan and lease losses methodology (“ALLL”), and on a quarterly basis submit to the Reserve Bank and the Bureau a copy of the internally calculated ALLL worksheet.

Management believes, as of December 31, 2013, that the Parent and Bank were in full or substantial compliance with the terms of the MOU.

Note 27. Capital Raise

During 2013, the Company completed a capital raising initiative (the “Capital Raise”), which resulted in $50.0 million in gross proceeds for which the Company issued, in the aggregate, approximately 5.7 million shares of common stock and 5.2 million shares of Series B Preferred Stock, each at $4.55 per share. The Capital Raise was comprised of two components (i) private placements to institutional investors and (ii) a rights offering for existing shareholders.

In connection with the first component of the Capital Raise, on March 26, 2013, the Company entered into securities purchase agreements with affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) and certain other institutional investors pursuant to which it closed the private placements on June 12, 2013 and raised aggregate gross proceeds of $45.0 million through private placements of approximately 4.6 million shares of common stock and 5.2 million shares of Series B Preferred Stock, each at $4.55 per share (the “Private Placements”). For more information related to the preferred shares issued in the Private Placements, see Note 21 — Preferred Stock and Warrant.

In connection with the second component of the Capital Raise, on March 26, 2013, the Company announced plans to conduct a $5.0 million rights offering to allow existing shareholders to purchase common stock at the same price per share as the investors in the Private Placements. The closing of the Rights Offering was conditioned on the closing of the Private Placements. On July 5, 2013, the Company closed on its Rights Offering to existing shareholders which raised aggregate gross proceeds of $5.0 million through the issuance of 1.1 million newly issued shares of the Company’s common stock. After issuing 1.1 million newly subscribed common shares in the Rights Offering, the Company had approximately 11.8 million total common shares outstanding.

Note 28. Subsequent Events

Effective March 13, 2014, the MOU was terminated by the Reserve Bank and the Bureau.

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
10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.8	Form of Waiver of the Senior Executive Officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed January 13, 2009).*
10.9	Form of Letter Agreement by and between the Senior Executive Officers of Eastern Virginia Bankshares, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2009).*
10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*
10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).

Exhibit Number
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.17	Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.#*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc.#*
21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.#
99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.