Form 10-Q
period 2014-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2014-05-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s Common Stock outstanding as of May 12, 2014 was 11,862,367.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Cash and due from banks	$12,923	$13,944
Interest bearing deposits with banks	12,152	5,402
Securities available for sale, at fair value	235,057	234,935
Securities held to maturity, at carrying value (fair value of $34,858 and $34,521, respectively)	34,780	35,495
Restricted securities, at cost	7,061	5,549
Loans, net of allowance for loan losses of $14,906 and $14,767, respectively	668,046	642,430
Deferred income taxes, net	16,967	18,937
Bank premises and equipment, net	21,672	21,446
Accrued interest receivable	4,078	3,893
Other real estate owned, net of valuation allowance of $206 and $254, respectively	557	800
Goodwill	15,970	15,970
Bank owned life insurance	21,294	21,158
Other assets	6,914	7,115
Total assets	$1,057,471	$1,027,074

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$135,433	$126,861
Interest-bearing deposits	691,501	707,601
Total deposits	826,934	834,462
Federal funds purchased and repurchase agreements	3,300	3,009
Short-term borrowings	75,000	41,940
Trust preferred debt	10,310	10,310
Accrued interest payable	1,399	1,324
Other liabilities	3,154	3,080
Total liabilities	920,097	894,125

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding
11,862,367 including 73,500 nonvested shares in 2014 and 2013, respectively	23,578	23,578
Surplus	42,717	42,697
Retained earnings	41,577	39,581
Warrant	1,481	1,481
Accumulated other comprehensive loss, net	(6,459)	(8,868)
Total shareholders' equity	137,374	132,949

Total liabilities and shareholders' equity	$1,057,471	$1,027,074

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$8,550	$8,956
Interest on investments:
Taxable interest income	1,507	1,422
Tax exempt interest income	213	88
Dividends	102	86
Interest on deposits with banks	4	25
Total interest and dividend income	10,376	10,577

Interest Expense
Deposits	987	1,274
Federal funds purchased and repurchase agreements	5	5
Short-term borrowings	35	-
Long-term borrowings	-	1,174
Trust preferred debt	88	87
Total interest expense	1,115	2,540
Net interest income	9,261	8,037
Provision for Loan Losses	250	600
Net interest income after provision for loan losses	9,011	7,437
Noninterest Income
Service charges and fees on deposit accounts	822	766
Debit/credit card fees	309	333
Gain on sale of available for sale securities, net	380	467
Gain on sale of bank premises and equipment	5	1
Other operating income	376	381
Total noninterest income	1,892	1,948
Noninterest Expenses
Salaries and employee benefits	4,586	4,149
Occupancy and equipment expenses	1,319	1,256
Telephone	211	255
FDIC expense	332	587
Consultant fees	343	216
Collection, repossession and other real estate owned	67	126
Marketing and advertising	167	234
(Gain) loss on sale of other real estate owned	(13)	37
Impairment losses on other real estate owned	5	10
Other operating expenses	1,161	1,086
Total noninterest expenses	8,178	7,956
Income before income taxes	2,725	1,429
Income Tax Expense	729	349
Net Income	$1,996	$1,080
Effective dividend on Series A Preferred Stock	518	376

Net income available to common shareholders	$1,478	$704
Income per common share: basic	$0.12	$0.12
Income per common share: diluted	$0.09	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$1,996	$1,080
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during
period (net of tax, $1,355 and $83, respectively)	2,632	(163)
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity (net of tax, $15 and $0, respectively)	28	-
Less: reclassification adjustment for securities gains
included in net income (net of tax, $129 and $159, respectively)	(251)	(308)
Other comprehensive income (loss)	2,409	(471)
Comprehensive income	$4,405	$609

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2014 and 2013

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$12,060	$25,177	$-	$19,521	$42,517	$436	$99,711
Net income					1,080		1,080
Other comprehensive (loss)						(471)	(471)
Preferred stock discount		76			(76)		-
Stock based compensation	-	-	-	7	-	-	7
Balance, March 31, 2013	$12,060	$25,253	$-	$19,528	$43,521	$(35)	$100,327

Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income					1,996		1,996
Other comprehensive income						2,409	2,409
Stock based compensation	-	-	-	20	-	-	20
Balance, March 31, 2014	$23,578	$25,481	$10,480	$42,717	$41,577	$(6,459)	$137,374

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income	$1,996	$1,080
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	250	600
Depreciation and amortization	527	511
Stock based compensation	20	7
Net amortization of premiums and accretion of discounts
on investment securities, net	770	1,113
(Gain) realized on securities available for sale transactions, net	(380)	(467)
(Gain) on sale of bank premises and equipment	(5)	(1)
(Gain) loss on sale of other real estate owned	(13)	37
Impairment losses on other real estate owned	5	10
(Gain) on LLC investments	(24)	(44)
Deferred income taxes	729	278
Net change in:
Accrued interest receivable	(185)	(124)
Other assets	89	58
Accrued interest payable	75	40
Other liabilities	74	389
Net cash provided by operating activities	3,928	3,487
Investing Activities:
Purchase of securities available for sale	(5,024)	(28,295)
Purchase of restricted securities	(2,998)	-
Purchases of bank premises and equipment	(753)	(225)
Net change in loans	(26,002)	11,890
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	4,665	7,241
Maturities, calls, and paydowns of securities held to maturity	619	-
Sales of securities available for sale	3,593	23,366
Sale of restricted securities	1,486	302
Sale of bank premises and equipment	5	1
Sale of other real estate owned	387	2,264
Net cash (used in) provided by investing activities	(24,022)	16,544
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(6,288)	14,394
Time deposits	(1,240)	2,463
Federal funds purchased and repurchase agreements	291	227
Short-term borrowings	33,060	-
Net cash provided by financing activities	25,823	17,084
Net increase in cash and cash equivalents	5,729	37,115
Cash and cash equivalents, January 1	19,346	46,599
Cash and cash equivalents, March 31	$25,075	$83,714
Supplemental disclosure:
Interest paid	$1,040	$2,500
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$3,607	$(713)
Loans transferred to other real estate owned	$(136)	$(552)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at these locations during normal working hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis. On March 26, 2014, the Bank agreed to acquire a 4.9% ownership interest in Southern Trust Mortgage, LLC, and completed this transaction on May 15, 2014.  For additional information about the Bank’s acquisition of a 4.9% ownership interest in Southern Trust Mortgage, LLC, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Strategic Initiatives.”

The Bank has a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank ceased operations of EVB Title, LLC due to low volume and profitability. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2014 presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at March 31, 2014 and December 31, 2013 were as follows:

(dollars in thousands)		March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,990	$-	$1,130	$13,860
SBA Pool securities	88,814	41	3,128	85,727
Agency mortgage-backed securities	37,275	163	854	36,584
Agency CMO securities	40,704	153	1,135	39,722
Non agency CMO securities*	1,154	3	-	1,157
State and political subdivisions	59,748	274	2,941	57,081
Pooled trust preferred securities	463	289	-	752
FNMA and FHLMC preferred stock	10	164	-	174
Total	$243,158	$1,087	$9,188	$235,057

*The combined unrealized loss on these securities was less than $1.

(dollars in thousands)		December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,989	$-	$1,599	$13,390
SBA Pool securities	89,531	35	3,531	86,035
Agency mortgage-backed securities	36,261	104	1,111	35,254
Agency CMO securities	43,277	62	1,961	41,378
Non agency CMO securities*	1,304	2	-	1,306
State and political subdivisions	60,834	177	4,669	56,342
Pooled trust preferred securities	467	282	-	749
FNMA and FHLMC preferred stock	22	459	-	481
Total	$246,685	$1,121	$12,871	$234,935

*The combined unrealized loss on these securities was less than $1.

(dollars in thousands)	March 31, 2014
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,482	$95	$12,387	$94	$84	$12,397
State and political subdivisions	23,225	832	22,393	149	81	22,461
Total	$35,707	$927	$34,780	$243	$165	$34,858

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2013
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,598	$98	$12,500	$-	$547	$11,953
State and political subdivisions	23,867	872	22,995	4	431	22,568
Total	$36,465	$970	$35,495	$4	$978	$34,521

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at March 31, 2014 or December 31, 2013. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting gross unrealized loss of $994 thousand. The gross unrealized loss was recorded in Accumulated Other Comprehensive Income and is being amortized over the remaining life of the securities as an adjustment to interest income, beginning during the fourth quarter of 2013. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of March 31, 2014, that security has an estimated fair value that is $289 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair values of securities at March 31, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	March 31, 2014
Available for Sale:	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,429	$3,181
Due after one year through five years	47,064	46,752
Due after five years through ten years	166,742	159,609
Due after ten years	25,923	25,515
Total	$243,158	$235,057

(dollars in thousands)	March 31, 2014
Held to Maturity:	Carrying Value	Estimated Fair Value

Due in one year or less	$-	$-
Due after one year through five years	5,237	5,187
Due after five years through ten years	28,796	28,913
Due after ten years	747	758
Total	$34,780	$34,858

Proceeds from the sales of securities available for sale for the three months ended March 31, 2014 and 2013 were $3.6 million and $23.4 million, respectively. Net realized gains on the sales of securities available for sale for the three months ended March 31, 2014 and 2013 were $380 thousand and $467 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the three months ended March 31, 2014 and 2013 were $4.7 million and $7.2 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity for the three months ended March 31, 2014 were $619 thousand. There were no securities classified as held to maturity for the three months ended March 31, 2013.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Securities with an aggregate book value of $60.4 million and an aggregate fair value of $59.8 million were pledged at March 31, 2014. Securities with an aggregate book value of $88.8 million and an aggregate fair value of $85.0 million were pledged at December 31, 2013.

Securities in an unrealized loss position at March 31, 2014, by duration of the period of the unrealized loss, are shown below:

	March 31, 2014
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$5,918	$284	$9,650	$846	$15,568	$1,130
SBA Pool securities	57,531	2,349	21,205	779	78,736	3,128
Agency mortgage-backed securities	18,323	510	7,486	344	25,809	854
Agency CMO securities	28,600	629	10,661	590	39,261	1,219
Non agency CMO securities*	61	-	-	-	61	-
State and political subdivisions	44,654	1,638	15,436	1,384	60,090	3,022
Total	$155,087	$5,410	$64,438	$3,943	$219,525	$9,353

*The combined unrealized loss on these securities was less than $1.

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

Based on the Company’s evaluation, management does not believe any unrealized loss at March 31, 2014, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. At March 31, 2014, there are 171 debt securities with fair values totaling $219.5 million considered temporarily impaired. Of these debt securities, 122 with fair values totaling $155.1 million were in an unrealized loss position of less than 12 months and 49 with fair values totaling $64.4 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and no impairment has been recognized. At March 31, 2014, there are no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2013, by duration of the period of the unrealized loss, are shown below.

	December 31, 2013
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$5,436	$558	$7,954	$1,041	$13,390	$1,599
SBA Pool securities	68,163	3,131	11,156	400	79,319	3,531
Agency mortgage-backed securities	21,834	863	4,172	248	26,006	1,111
Agency CMO securities	39,860	1,962	7,788	546	47,648	2,508
Non agency CMO securities*	67	-	-	-	67	-
State and political subdivisions	61,316	3,455	11,855	1,645	73,171	5,100
Total	$196,676	$9,969	$42,925	$3,880	$239,601	$13,849

*The combined unrealized loss on these securities was less than $1.

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Three Months Ending
(dollars in thousands)	March 31, 2014
Balance, beginning of period	$339
Additions
Initial credit impairments	-
Subsequent credit impairments	-
Reductions
Subsequent chargeoff of previously impaired credits	-
Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $4.3 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2010, and ending March 31, 2014, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$54,385	7.96%	$53,673	8.17%
Real estate - one to four family residential:
Closed end first and seconds	242,280	35.48%	218,472	33.25%
Home equity lines	98,287	14.39%	99,839	15.19%
Total real estate - one to four family residential	340,567	49.87%	318,311	48.44%
Real estate - multifamily residential	20,418	2.99%	18,077	2.75%
Real estate - construction:
One to four family residential	16,733	2.45%	16,169	2.46%
Other construction, land development and other land	24,217	3.55%	21,690	3.30%
Total real estate - construction	40,950	6.00%	37,859	5.76%
Real estate - farmland	7,024	1.03%	8,172	1.24%
Real estate - non-farm, non-residential:
Owner occupied	126,837	18.57%	126,569	19.26%
Non-owner occupied	74,058	10.84%	74,831	11.39%
Total real estate - non-farm, non-residential	200,895	29.41%	201,400	30.65%
Consumer	16,390	2.40%	16,782	2.55%
Other	2,323	0.34%	2,923	0.44%
Total loans	682,952	100.00%	657,197	100.00%
Less allowance for loan losses	(14,906)		(14,767)
Loans, net	$668,046		$642,430

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$372	$24	$284	$680	$53,705	$54,385
Real estate - one to four family residential:
Closed end first and seconds	5,883	577	2,449	8,909	233,371	242,280
Home equity lines	764	165	47	976	97,311	98,287
Total real estate - one to four family residential	6,647	742	2,496	9,885	330,682	340,567
Real estate - multifamily residential	-	-	-	-	20,418	20,418
Real estate - construction:
One to four family residential	326	24	132	482	16,251	16,733
Other construction, land development and other land	12	-	-	12	24,205	24,217
Total real estate - construction	338	24	132	494	40,456	40,950
Real estate - farmland	330	-	590	920	6,104	7,024
Real estate - non-farm, non-residential:
Owner occupied	1,296	269	2,060	3,625	123,212	126,837
Non-owner occupied	-	-	623	623	73,435	74,058
Total real estate - non-farm, non-residential	1,296	269	2,683	4,248	196,647	200,895
Consumer	160	15	104	279	16,111	16,390
Other	8	-	-	8	2,315	2,323
Total loans	$9,151	$1,074	$6,289	$16,514	$666,438	$682,952

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$2,083	$170	$383	$2,636	$51,037	$53,673
Real estate - one to four family residential:
Closed end first and seconds	6,217	1,513	2,564	10,294	208,178	218,472
Home equity lines	700	303	353	1,356	98,483	99,839
Total real estate - one to four family residential	6,917	1,816	2,917	11,650	306,661	318,311
Real estate - multifamily residential	-	-	-	-	18,077	18,077
Real estate - construction:
One to four family residential	112	176	132	420	15,749	16,169
Other construction, land development and other land	167	-	137	304	21,386	21,690
Total real estate - construction	279	176	269	724	37,135	37,859
Real estate - farmland	808	-	590	1,398	6,774	8,172
Real estate - non-farm, non-residential:
Owner occupied	2,933	-	3,074	6,007	120,562	126,569
Non-owner occupied	1,779	-	23	1,802	73,029	74,831
Total real estate - non-farm, non-residential	4,712	-	3,097	7,809	193,591	201,400
Consumer	283	21	166	470	16,312	16,782
Other	7	-	-	7	2,916	2,923
Total loans	$15,089	$2,183	$7,422	$24,694	$632,503	$657,197

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans	$8,262	$11,018
Loans past due 90 days and accruing interest	-	-
Restructured loans (accruing)	17,440	16,026

At March 31, 2014 and December 31, 2013, there were approximately $2.6 million and $4.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

The following table presents the recorded investment in nonaccrual loans by class at March 31, 2014 and December 31, 2013:

	Nonaccrual
	March 31,	December 31,
(dollars in thousands)	2014	2013
Commercial, industrial and agricultural	$218	$383
Real estate - one to four family residential:
Closed end first and seconds	4,178	5,630
Home equity lines	258	688
Total real estate - one to four family residential	4,436	6,318
Real estate - construction:
One to four family residential	132	318
Other construction, land development and other land	-	137
Total real estate - construction	132	455
Real estate - farmland	590	590
Real estate - non-farm, non-residential:
Owner occupied	2,060	3,074
Non-owner occupied	623	23
Total real estate - non-farm, non-residential	2,683	3,097
Consumer	203	175
Total loans	$8,262	$11,018

At March 31, 2014 and December 31, 2013, the Company did not have any loans past due 90 days and accruing interest.

The following table presents commercial loans by credit quality indicator at March 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$45,988	$3,204	$3,119	$84	$1,990	$54,385
Real estate - multifamily residential	20,418	-	-	-	-	20,418
Real estate - construction:
One to four family residential	15,647	232	551	-	303	16,733
Other construction, land development and other land	5,079	6,643	6,834	-	5,661	24,217
Total real estate - construction	20,726	6,875	7,385	-	5,964	40,950
Real estate - farmland	6,097	337	590	-	-	7,024
Real estate - non-farm, non-residential:
Owner occupied	92,629	11,588	12,203	-	10,417	126,837
Non-owner occupied	53,306	6,596	5,471	-	8,685	74,058
Total real estate - non-farm, non-residential	145,935	18,184	17,674	-	19,102	200,895
Total commercial loans	$239,164	$28,600	$28,768	$84	$27,056	$323,672

The following table presents commercial loans by credit quality indicator at December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate - multifamily residential	18,077	-	-	-	-	18,077
Real estate - construction:
One to four family residential	14,890	235	738	-	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	-	3,314	21,690
Total real estate - construction	21,528	7,339	5,372	-	3,620	37,859
Real estate - farmland	6,288	338	1,068	-	478	8,172
Real estate - non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	-	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	-	8,372	74,831
Total real estate - non-farm, non-residential	130,593	28,874	23,503	-	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

At March 31, 2014 and December 31, 2013, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2014:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$229,905	$12,375	$242,280
Home equity lines	98,065	222	98,287
Total real estate - one to four family residential	327,970	12,597	340,567
Consumer	15,627	763	16,390
Other	1,855	468	2,323
Total consumer loans	$345,452	$13,828	$359,280

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2013:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$205,860	$12,612	$218,472
Home equity lines	99,311	528	99,839
Total real estate - one to four family residential	305,171	13,140	318,311
Consumer	16,314	468	16,782
Other	2,451	472	2,923
Total consumer loans	$323,936	$14,080	$338,016

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2014:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	March 31, 2014
Commercial, industrial and agricultural	$1,787	$(213)	$11	$(54)	$1,531
Real estate - one to four family residential:
Closed end first and seconds	2,859	(77)	205	97	3,084
Home equity lines	1,642	(54)	2	49	1,639
Total real estate - one to four family residential	4,501	(131)	207	146	4,723
Real estate - multifamily residential	79	-	-	18	97
Real estate - construction:
One to four family residential	364	-	5	(60)	309
Other construction, land development and other land	1,989	-	1	512	2,502
Total real estate - construction	2,353	-	6	452	2,811
Real estate - farmland	116	-	-	3	119
Real estate - non-farm, non-residential:
Owner occupied	3,236	-	-	(437)	2,799
Non-owner occupied	1,770	-	2	(166)	1,606
Total real estate - non-farm, non-residential	5,006	-	2	(603)	4,405
Consumer	387	(13)	28	78	480
Other	538	(15)	7	210	740
Total	$14,767	$(372)	$261	$250	$14,906

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2013:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2013	Charge-offs	Recoveries	Provision	March 31, 2013
Commercial, industrial and agricultural	$2,340	$(495)	$45	$572	$2,462
Real estate - one to four family residential:
Closed end first and seconds	2,876	(96)	29	(13)	2,796
Home equity lines	720	(10)	1	-	711
Total real estate - one to four family residential	3,596	(106)	30	(13)	3,507
Real estate - multifamily residential	62	-	-	(3)	59
Real estate - construction:
One to four family residential	419	-	30	(8)	441
Other construction, land development and other land	3,897	(950)	67	464	3,478
Total real estate - construction	4,316	(950)	97	456	3,919
Real estate - farmland	41	-	-	(6)	35
Real estate - non-farm, non-residential:
Owner occupied	5,092	(1)	-	(21)	5,070
Non-owner occupied	4,093	-	-	(382)	3,711
Total real estate - non-farm, non-residential	9,185	(1)	-	(403)	8,781
Consumer	215	(26)	17	(8)	198
Other	583	(40)	7	5	555
Total	$20,338	$(1,618)	$196	$600	$19,516

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2014:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$584	$947	$1,531	$1,990	$52,395	$54,385
Real estate - one to four family residential:
Closed end first and seconds	2,014	1,070	3,084	9,926	232,354	242,280
Home equity lines	-	1,639	1,639	175	98,112	98,287
Total real estate - one to four family residential	2,014	2,709	4,723	10,101	330,466	340,567
Real estate - multifamily residential	-	97	97	-	20,418	20,418
Real estate - construction:
One to four family residential	177	132	309	303	16,430	16,733
Other construction, land development and other land	1,382	1,120	2,502	5,661	18,556	24,217
Total real estate - construction	1,559	1,252	2,811	5,964	34,986	40,950
Real estate - farmland	-	119	119	-	7,024	7,024
Real estate - non-farm, non-residential:
Owner occupied	1,098	1,701	2,799	10,417	116,420	126,837
Non-owner occupied	641	965	1,606	8,685	65,373	74,058
Total real estate - non-farm, non-residential	1,739	2,666	4,405	19,102	181,793	200,895
Consumer	230	250	480	659	15,731	16,390
Other	312	428	740	468	1,855	2,323
Total	$6,438	$8,468	$14,906	$38,284	$644,668	$682,952

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$612	$1,175	$1,787	$2,000	$51,673	$53,673
Real estate - one to four family residential:
Closed end first and seconds	1,833	1,026	2,859	10,048	208,424	218,472
Home equity lines	-	1,642	1,642	175	99,664	99,839
Total real estate - one to four family residential	1,833	2,668	4,501	10,223	308,088	318,311
Real estate - multifamily residential	-	79	79	-	18,077	18,077
Real estate - construction:
One to four family residential	180	184	364	306	15,863	16,169
Other construction, land development and other land	802	1,187	1,989	3,314	18,376	21,690
Total real estate - construction	982	1,371	2,353	3,620	34,239	37,859
Real estate - farmland	-	116	116	478	7,694	8,172
Real estate - non-farm, non-residential:
Owner occupied	1,223	2,013	3,236	10,058	116,511	126,569
Non-owner occupied	617	1,153	1,770	8,372	66,459	74,831
Total real estate - non-farm, non-residential	1,840	3,166	5,006	18,430	182,970	201,400
Consumer	104	283	387	302	16,480	16,782
Other	311	227	538	472	2,451	2,923
Total	$5,682	$9,085	$14,767	$35,525	$621,672	$657,197

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,990	$1,990	$-	$1,990	$584	$1,997	$43
Real estate - one to four family residential:
Closed end first and seconds	9,926	10,026	1,996	7,930	2,014	9,977	110
Home equity lines	175	175	175	-	-	175	-
Total real estate - one to four family residential	10,101	10,201	2,171	7,930	2,014	10,152	110
Real estate - construction:
One to four family residential	303	303	-	303	177	305	2
Other construction, land development and other land	5,661	5,661	-	5,661	1,382	4,488	69
Total real estate - construction	5,964	5,964	-	5,964	1,559	4,793	71
Real estate - non-farm, non-residential:
Owner occupied	10,417	11,903	6,714	3,703	1,098	10,339	35
Non-owner occupied	8,685	8,685	4,703	3,982	641	8,604	45
Total real estate - non-farm, non-residential	19,102	20,588	11,417	7,685	1,739	18,943	80
Consumer	659	659	-	659	230	390	11
Other	468	468	-	468	312	470	-
Total loans	$38,284	$39,870	$13,588	$24,696	$6,438	$36,745	$315

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$-	$2,000	$612	$1,712	$97
Real estate - one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	-	-	382	-
Total real estate - one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate - construction:
One to four family residential	306	306	-	306	180	794	9
Other construction, land development and other land	3,314	5,662	-	3,314	802	8,581	161
Total real estate - construction	3,620	5,968	-	3,620	982	9,375	170
Real estate - farmland	478	478	478	-	-	428	32
Real estate - non-farm, non-residential:
Owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Non-owner occupied	8,372	8,372	4,357	4,015	617	9,353	348
Total real estate - non-farm, non-residential	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	-	302	104	203	22
Other	472	472	9	463	311	504	-
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

The following table presents, by class of loans, information related to loans modified as TDRs during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	-	$-	$-	2	$345	$345
Real estate - non-farm, non-residential:
Non-owner occupied	-	-	-	1	171	164
Total	-	$-	$-	3	$516	$509

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended March 31, 2014 and 2013 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	-	$-	1	$179
Total	-	$-	1	$179

Note 4. Deferred Income Taxes

As of March 31, 2014 and December 31, 2013, the Company had recorded net deferred income tax assets of approximately $17.0 million and $18.9 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2014 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the 2013 Form 10-K.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Land and improvements	$6,421	$6,421
Buildings and leasehold improvements	22,687	22,678
Furniture, fixtures and equipment	20,115	19,765
Construction in progress	589	212
	49,812	49,076
Less accumulated depreciation	(28,140)	(27,630)
Net balance	$21,672	$21,446

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2014 and 2013 amounted to $527 thousand and $511 thousand, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2014 and the year ended December 31, 2013:

Federal funds purchased	March 31,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$5	$-
Maximum balance at any month end during the period	$5	$-
Average balance for the period	$70	$14
Weighted average rate for the period	0.72%	0.79%
Weighted average rate at period end	0.76%	0.00%

Repurchase agreements	March 31,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$3,295	$3,009
Maximum balance at any month end during the period	$3,295	$3,770
Average balance for the period	$3,148	$3,475
Weighted average rate for the period	0.59%	0.60%
Weighted average rate at period end	0.59%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at March 31, 2014 consisted of $75.0 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2013 consisted of $18.9 million using a daily rate credit, which was due on demand, and a $23.0 million fixed rate one month advance.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2014 and the year ended December 31, 2013:

Short-term borrowings	March 31,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$75,000	$41,940
Maximum balance at any month end during the period	$75,000	$62,124
Average balance for the period	$72,985	$16,963
Weighted average rate for the period	0.19%	0.22%
Weighted average rate at period end	0.18%	0.23%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. During August 2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. The $107.5 million convertible advances had fixed rates of interest unless the FHLB would have exercised its option to convert the interest on these advances from fixed rate to variable rate. At March 31, 2014 and December 31, 2013, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $264.9 million at March 31, 2014. This line of credit totaled $197.8 million with approximately $110.5 million available at March 31, 2014. As of March 31, 2014 and December 31, 2013, loans with a carrying value of $306.4 million and $285.6 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $75.0 million and $41.9 million as of March 31, 2014 and December 31, 2013, respectively.

Note 7. Earnings Per Common Share

The following table shows the weighted average number of common shares used in computing earnings per common share and the effect on the weighted average number of shares of potential dilutive common stock.

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted average common shares outstanding for basic earnings per common share	11,862,367	6,069,551
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	-
Weighted average common shares outstanding for diluted earnings per common share	17,102,559	6,069,551
Basic earnings per common share	$0.12	$0.12
Diluted earnings per common share	$0.09	$0.12

At March 31, 2014 and 2013, options to acquire 146,287 and 179,912 shares of common stock, respectively, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 322,000 shares still available to be granted as awards under the 2007 Plan as of March 31, 2014.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2014 and 2013.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2014	152,287	$19.09
Forfeited	(6,000)	20.24
Stock options outstanding at March 31, 2014	146,287	$19.04	2.40	$-

Stock options exercisable at March 31, 2014	146,287	$19.04	2.40	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2014:

Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
Exercise	Number	Remaining	Exercise	Number
Price	Outstanding	Term	Price	Exercisable
$19.92	24,300	0.25 years	$19.92	24,300
$20.57	33,162	1.25 years	$20.57	33,162
$21.16	38,325	2.50 years	$21.16	38,325
$19.25	26,750	3.50 years	$19.25	26,750
$12.36	23,750	4.50 years	$12.36	23,750
$19.04	146,287	2.40 years	$19.04	146,287

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

For the three months ended March 31, 2014 and 2013, restricted stock compensation expense was $20 thousand and $7 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.70 per share for the 2013 award and $3.72 per share for the 2012 award.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2014	73,500	$5.30
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2014	73,500	$5.30

At March 31, 2014, there was $319 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

Note 9. Employee Benefit Plan – Pension

The Company has historically maintained a defined benefit pension plan covering substantially all of the Company’s employees. The plan was amended January 28, 2008 to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participants’ account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. Components of net periodic pension benefit related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Components of Net Periodic Pension Benefit
Interest cost	$112	$115
Expected return on plan assets	(186)	(176)
Amortization of prior service cost	2	2
Recognized net actuarial loss	-	31
Net periodic pension benefit	$(72)	$(28)

The Company made no contributions to the pension plan during 2013. The Company has not determined at this time how much, if any, contributions to the plan will be made for the year ending December 31, 2014.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2014.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,860	$-	$13,860
SBA Pool securities	-	85,727	-	85,727
Agency mortgage-backed securities	-	36,584	-	36,584
Agency CMO securities	-	39,722	-	39,722
Non agency CMO securities	-	1,157	-	1,157
State and political subdivisions	-	57,081	-	57,081
Pooled trust preferred securities	-	752	-	752
FNMA and FHLMC preferred stock	-	174	-	174
Total securities available for sale	$-	$235,057	$-	$235,057

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,390	$-	$13,390
SBA Pool securities	-	86,035	-	86,035
Agency mortgage-backed securities	-	35,254	-	35,254
Agency CMO securities	-	41,378	-	41,378
Non agency CMO securities	-	1,306	-	1,306
State and political subdivisions	-	56,342	-	56,342
Pooled trust preferred securities	-	749	-	749
FNMA and FHLMC preferred stock	-	481	-	481
Total securities available for sale	$-	$234,935	$-	$234,935

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

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a non-recurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$18,258	$18,258
Other real estate owned	$-	$-	$557	$557

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$16,086	$16,086
Other real estate owned	$-	$-	$800	$800

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2014 and December 31, 2013:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2014

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$18,258	Discounted appraised value	Selling cost	0% - 26% (11%)
			Discount for lack of marketability and age of appraisal	0% - 11% (7%)

Other real estate owned	$557	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 28% (11%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2013

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$16,086	Discounted appraised value	Selling cost	0% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

Other real estate owned	$800	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 28% (13%)

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

Bank Owned Life Insurance. Bank owned life insurance represents insurance policies on officers of the Company. The cash values of the policies are estimated using information provided by insurance carriers. The policies are carried at their cash surrender value, which approximates fair value.

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At March 31, 2014 and December 31, 2013, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	March 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2014
		(dollars in thousands)
Assets:
Cash and short-term investments	$12,923	$12,923	$-	$-	$12,923
Interest bearing deposits with banks	12,152	12,152	-	-	12,152
Securities available for sale	235,057	-	235,057	-	235,057
Securities held to maturity	34,780	-	34,858	-	34,858
Restricted securities	7,061	-	7,061	-	7,061
Loans, net	668,046	-	-	676,762	676,762
Bank owned life insurance	21,294	-	21,294	-	21,294
Accrued interest receivable	4,078	-	4,078	-	4,078
Total	$995,391	$25,075	$302,348	$676,762	$1,004,185

Liabilities:
Noninterest-bearing demand deposits	$135,433	$135,433	$-	$-	$135,433
Interest-bearing deposits	691,501	-	615,225	-	615,225
Short-term borrowings	78,300	78,300	-	-	78,300
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,399	-	1,399	-	1,399
Total	$916,943	$213,733	$626,934	$-	$840,667

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2013
		(dollars in thousands)
Assets:
Cash and short-term investments	$13,944	$13,944	$-	$-	$13,944
Interest bearing deposits with banks	5,402	5,402	-	-	5,402
Securities available for sale	234,935	-	234,935	-	234,935
Securities held to maturity	35,495	-	34,521	-	34,521
Restricted securities	5,549	-	5,549	-	5,549
Loans, net	642,430	-	-	653,125	653,125
Bank owned life insurance	21,158	-	21,158	-	21,158
Accrued interest receivable	3,893	-	3,893	-	3,893
Total	$962,806	$19,346	$300,056	$653,125	$972,527

Liabilities:
Noninterest-bearing demand deposits	$126,861	$126,861	$-	$-	$126,861
Interest-bearing deposits	707,601	-	614,747	-	614,747
Short-term borrowings	44,949	44,949	-	-	44,949
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,324	-	1,324	-	1,324
Total	$891,045	$171,810	$626,381	$-	$798,191

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

Note 11. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% for the first five years, and effective January 9, 2014, pays a rate of 9%. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury to private investors.

Accounting for the issuance of the Series A Preferred Stock included entries to the equity portion of the Company’s consolidated balance sheet to recognize the Series A Preferred Stock at the full amount of the issuance, the warrant and discount on the Series A Preferred Stock at values calculated by discounting the future cash flows by a prevailing interest rate that a similar security would receive in the current market environment. At the time of issuance, that discount rate was determined to be 12%. The fair value of the warrant of $950 thousand was calculated using the Black-Scholes model with inputs of 7 year volatility, average rate of quarterly dividends, 7 year Treasury strip rate and the exercise price of $9.63 per share exercisable for up to 10 years. The present value of the Series A Preferred Stock using a 12% discount rate was $14.4 million. The Series A Preferred Stock discount determined by the allocation of discount to the warrant was accreted quarterly over a 5 year period on a constant effective yield method at a rate of approximately 6.4%. Allocation of the Series A Preferred Stock discount and the warrant as of January 9, 2009 is provided in the tables below:

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

On May 15, 2014, the Company deferred its fourteenth consecutive dividend on the Series A Preferred Stock under the provisions of the regulatory agreements as described in Note 14 – Regulatory Agreements. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default.  Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income.  As of March 31, 2014, the Company had accumulated $4.1 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date, the holders of the Series A Preferred Stock have not yet exercised this right.

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

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2014 and December 31, 2013, the interest rate was 3.18% and 3.19%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2014 and December 31, 2013, all of the trust preferred securities qualified as Tier 1 capital.

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

In June 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities based on provisions of regulatory agreements as disclosed in Note 14 – Regulatory Agreements. As of March 31, 2014, the Company had deferred twelve quarterly interest payments on its Junior Subordinated Notes.

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

For information concerning the Written Agreement and MOU, see Note 14 – Regulatory Agreements.

During 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised risk weighting framework, and other related changes to the prompt corrective action framework. For a summary of these regulatory changes, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Basel III Final Rules” in this Quarterly Report on Form 10-Q.

As of March 31, 2014, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the March 31, 2014 and December 31, 2013 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

			Minimum To Be
As of March 31, 2014			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	19.80%	8.00%	N/A
Bank	14.39%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	18.54%	4.00%	N/A
Bank	13.13%	4.00%	6.00%

Leverage Ratio:
Company	12.17%	4.00%	N/A
Bank	8.62%	4.00%	5.00%

			Minimum to be
As of December 31, 2013			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	19.48%	8.00%	N/A
Bank	13.98%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	18.22%	4.00%	N/A
Bank	12.71%	4.00%	6.00%

Leverage Ratio:
Company	12.06%	4.00%	N/A
Bank	8.43%	4.00%	5.00%

Note 14. Regulatory Agreements

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

Under the terms of the MOU, the Parent and the Bank had agreed that the Parent would not, without prior written approval of the Reserve Bank and the Bureau, (a) declare or pay dividends of any kind, or make any payments on the Parent’s trust preferred securities; (b) incur or guarantee any debt; or (c) purchase or redeem any shares of the Parent’s stock. In addition, under the MOU the Parent and the Bank had agreed to review and revise the allowance for loan and lease losses methodology (“ALLL”), and on a quarterly basis submit to the Reserve Bank and the Bureau a copy of the internally calculated ALLL worksheet.

Note 15. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification	2,632	-	2,632
Reclassification adjustment for gains included in net income	(223)	-	(223)
Net current period other comprehensive income	2,409	-	2,409
Balance at March 31, 2014	$(5,987)	$(472)	$(6,459)

Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclassification	(163)	-	(163)
Reclassification adjustment for gains included in net income	(308)	-	(308)
Net current period other comprehensive (loss)	(471)	-	(471)
Balance at March 31, 2013	$1,453	$(1,488)	$(35)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense. During the three months ended March 31, 2014 and 2013, the Company reported a gain on the sale of available for sale securities of $380 thousand and $467 thousand, respectively; the tax effect of these transactions was $129 thousand and $159 thousand, respectively, which was included as a component of income tax expense. During the three months ended March 31, 2014 and 2013, the Company reported amortization of unrealized losses on securities transferred from available for sale to held to maturity of $43 thousand and $0, respectively; the tax effect of this amortization was $15 thousand and $0, respectively.

Note 16. Subsequent Events

The Company evaluated subsequent events that have occurred after the balance sheet date, and through the date the financial statements were issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the 2013 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends and the ability to realize deferred tax assets; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the impact of the MOU or termination of the MOU among the Company, the Bank, the Reserve Bank and the Bureau on our financial condition, operations and capital strategies, including strategies related to payment of dividends on the Company’s outstanding common and preferred stock, to redemption of the Company’s Series A Preferred Stock, and to payment of interest on the Company’s outstanding Junior Subordinated Debentures related to the Company’s trust preferred debt; (v) statements regarding the adequacy of the allowance for loan losses; (vi) statements regarding the effect of future sales of investment securities or foreclosed properties; (vii) statements regarding the Company’s liquidity; (viii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (ix) statements regarding future asset quality, including expected levels of charge-offs; (x) statements regarding potential changes to laws, regulations or administrative guidance; (xi) statements regarding business initiatives related to and the use of proceeds from the private placements (“the Private Placements”) and the rights offering (the “Rights Offering”) the Company completed in 2013, including expected future interest expenses and net interest margin following the prepayment of long-term FHLB advances; and (xii) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

☐	factors that adversely affect our business initiatives related to the use of proceeds from the Rights Offering and the Private Placements, including, without limitation, changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all;
☐	our ability and efforts to assess, manage and improve our asset quality;
☐	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
☐	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;
☐	the effects of our adjustments to the composition of our investment portfolio;
☐	the impact of government intervention in the banking business;
☐	an insufficient allowance for loan losses;
☐	our ability to meet the capital requirements of our regulatory agencies;
☐	changes in laws, regulations and the policies of federal or state regulators and agencies, including rules to implement the Basel III capital framework and for calculating risk weighted assets;
☐	adverse reactions in financial markets related to the budget deficit of the United States government;
☐	changes in the interest rates affecting our deposits and loans;
☐	the loss of any of our key employees;
☐	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;
☐	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
☐	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
☐	our ability to maintain internal control over financial reporting;
☐	our ability to raise capital as needed by our business;
☐	our reliance on secondary sources, such as FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;
☐	possible changes to our Board of Directors, including in connection with the Private Placements and deferred dividends on our Series A Preferred Stock; and
☐	other circumstances, many of which are beyond our control.

All of the forward-looking statements made in this report are qualified by these factors, and there can be no assurance that the actual results anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. The reader should refer to risks detailed under Item 1A. “Risk Factors” included in the 2013 Form 10-K and otherwise included in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

We caution the reader that the above list of important factors is not all inclusive. These forward-looking statements are made as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect the impact of any circumstances or events, including unanticipated events, that arise after the date the forward-looking statements are made.

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

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals, forbearance and, in some cases, forgiveness of principal or interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within Item 2.

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

Goodwill

With the adoption of ASU 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, all of which was recognized in connection with the acquisition of branches in 2003 and 2008, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company completed the annual goodwill impairment test during the fourth quarter of 2013 and determined there was no impairment to be recognized in 2013. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 1. “Financial Statements,” under the heading “Note 4. Deferred Income Taxes” in this Quarterly Report on Form 10-Q and Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 1. Summary of Significant Accounting Policies” and “Note 10. Income Taxes” in 2013 Form 10-K.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the 2013 Form 10-K.

Executive Overview

Eastern Virginia Bankshares, Inc. is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first three months of 2014, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Local markets also experienced harsh winter weather during the quarter that further slowed economic activity. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods. During the first three months of 2014, the Company has continued to focus on asset quality and strengthening its balance sheet as it believes these areas are critical to its success in the near term. The Company continues to show improved results, and for the first quarter of 2014 increased its net income by 84.8% when compared to the same period of 2013. During the first quarter of 2014, and primarily as a result of the Company’s decision to prepay its long-term Federal Home Loan Bank advances during the third quarter of 2013, our net interest margin (tax equivalent basis) increased by 70 basis points and 7 basis points to 3.93% when compared to the first and fourth quarters of 2013, respectively. Asset quality continues to improve, although the current interest rate environment, although elevated since the second quarter of 2013, continues to negatively impact our margins by driving lower yields on our loan portfolio. As a result of the Company’s continued focus on its strategic plan, including improving its asset quality and strengthening its balance sheet through the execution of previously disclosed strategic initiatives, loan and asset quality metrics continue to improve as evidenced by end of quarter nonperforming loans to total loans of 1.21% and nonperforming assets to total assets of 0.83%. During the first quarter of 2014, the Company was able to reduce net charge-offs by 92.2% when compared to the same period of 2013 and to reduce its nonperforming assets by 25.4% and its classified assets by 32.8%. In addition, the Company’s allowance for loan losses continues to remain strong at quarter end producing a ratio of allowance for loan losses to nonperforming loans of 180.42% and a ratio of allowance for loan losses to total loans of 2.18%. Throughout the balance of 2014 and into 2015, the Company plans to continue evaluating and implementing strategies to strengthen its financial condition and look forward to future growth and opportunities to further increase the value of its franchise.

Strategic Initiatives

The Company has used a portion of the gross proceeds from its Private Placements and Rights Offerings in 2013 (the “2013 Capital Initiative”) for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), and improvement of the Company’s balance sheet through the restructuring of FHLB advances. During the third quarter of 2013, the Company prepaid $107.5 million of its long-term FHLB advances, and also accelerated the resolution and disposition of adversely classified assets. The extinguishment of the higher rate long-term FHLB advances triggered an $11.5 million prepayment penalty that was fully recognized during the third quarter of 2013. During 2014, the Company will continue to pursue the redemption of the Series A Preferred Stock originally issued to the Treasury through TARP, and also plans to focus on online and mobile banking options offered to the Bank’s customers, including introducing or improving the Bank’s portfolio of internet and mobile banking products and services. As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success. While the Company largely has worked through the economic challenges of the past few years, the Company will look at the remainder of 2014 and into 2015 as an opportunity to strengthen its branch network in existing markets and explore business development initiatives and strategic opportunities to grow the Company’s business. The Company announced one such initiative – the acquisition of a 4.9% interest in Southern Trust Mortgage, LLC – during the first quarter of 2014. The Company completed this acquisition during May 2014.

Summary of First Quarter 2014 Operating Results and Financial Condition

During the three months ended March 31, 2014, net income was $2.0 million, an increase of $916 thousand over net income of $1.1 million for the same period of 2013. The Company’s results continue to be positively impacted by the extinguishment of long-term FHLB advances in the third quarter of 2013. The prepayment of these advances has significantly improved the Company’s financial position and net interest margin as compared to the first quarter of 2013. The Company had another strong quarter liquidating its troubled assets, reducing its classified assets and improving its overall asset quality. The Company continues to be aggressive in the liquidation of troubled assets and that approach is evident with the overall reduction as of March 31, 2014 of nonperforming assets by 25.4% compared to December 31, 2013 and 38.3% compared to March 31, 2013 through a combination of successful workouts and write-downs of previously identified impaired loans. The Company’s Special Assets Division, which was formed in the second quarter of 2011 and works closely with our Executive Management Asset Quality Committee, has worked tirelessly in formulating workout strategies and conducting asset dispositions. Despite our aggressive approach in liquidating troubled assets, the Company’s allowance for loan losses remains healthy, producing a ratio of allowance for loan losses to nonperforming loans of 180.42% at March 31, 2014 compared to 134.03% at December 31, 2013. Additionally, the Company was able to reduce its ratio of nonperforming loans to total loans at March 31, 2014 to 1.21%, compared to 1.68% at December 31, 2013 while also reducing its ratio of nonperforming assets to total assets at March 31, 2014 to 0.83%. With an economic outlook consisting of modest growth, elevated unemployment and low interest rates in the near term, the Company continues to believe the primary drivers of improvement in our financial performance include focusing on asset quality issues, containing noninterest expenses and lowering our cost of funding while maintaining adequate levels of liquidity, reserves for credit losses and capital.

Other significant factors for the Company’s results for the three months ended March 31, 2014 were downward pressure on asset yields in the current economic and interest rate environments, the elevated levels of the provision for loan losses over historical levels, the elevated levels of FDIC insurance premiums over historical levels and professional and collection/repossession expenses related to past due loans and nonperforming assets. Sales of available for sale securities to adjust the composition of the Company’s investment portfolio during the first three months of 2014 generated gains of $380 thousand, a modest decrease from gains of $467 thousand during the first three months of 2013. The Company experienced a significant decrease in the amount of net charge-offs during the first three months of 2014 when compared to the same period in 2013, while the provision for loan losses during the first three months of 2014 was down approximately 58.3% from the same period of 2013. This was due to improvements in some of the Company’s credit quality metrics, including continued decreases in the level of past due loans and nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. Although the amount of provision declined, the Company’s provision for loan losses remains elevated compared to historical levels as we continue to experience historically high levels of nonperforming assets and charge-offs and aim to maintain an appropriate allowance for potential future loan losses. The Company believes the investments it has made since 2010 to reduce nonperforming assets and enhance our internal monitoring systems will significantly enhance the long-term credit quality of our loan portfolio and properly position us to deliver stronger earnings as we move forward once the economic climate improves.

For the three months ended March 31, 2014, the following key points were significant factors in our reported results:

•	Increase in net interest income of $1.2 million from the same period in 2013, principally due to a $1.4 million decrease in interest expense.
•	Net interest margin (tax equivalent basis) increased 70 basis points to 3.93% during the first quarter of 2014 as compared to 3.23% for the same period in 2013.
•	Provision for loan losses of $250 thousand compared to $600 thousand for the same period in 2013.
•	Net charge-offs of $111 thousand to write off uncollectible balances on nonperforming assets.
•	Decrease in nonperforming assets of $3.0 million during the first quarter of 2014.
•	Gain on the sale of available for sale securities of $380 thousand resulting primarily from the sale of a portion of the Company’s previously impaired agency preferred securities (FNMA & FHLMC).
•	Expenses related to FDIC insurance premiums of $332 thousand, compared to $587 thousand for the same period in 2013.
•	Expenses related to collection, repossession and other real estate owned of $67 thousand, compared to $126 thousand for the same period in 2013.
•	Increase in the effective dividend on preferred stock of $142 thousand from the same period in 2013 due primarily to the dividend rate on the Company’s Series A Preferred Stock increasing from 5% to 9% on January 9, 2014.

For the three months ended March 31, 2014 and 2013, the reported net income of $2.0 million and $1.1 million, respectively equate to the following performance metrics:

•	On net income available to common shareholders, Annualized Return on Average Assets (ROA) of 0.57% for the three months ended March 31, 2014 which compares to ROA of 0.26% for the three months ended March 31, 2013.
•	On net income available to common shareholders, Annualized Return on Average Common Shareholders’ Equity (ROE) of 6.64% for the three months ended March 31, 2014 which compares to ROE of 3.75% for the three months ended March 31, 2013.
•	The diluted income per common share (EPS) is $0.09 for the three months ended March 31, 2014 which compares to a diluted EPS of $0.12 for the three months ended March 31, 2013. The basic EPS is $0.12 for the three months ended March 31, 2014 which compares to a basic EPS of $0.12 for the three months ended March 31, 2013.

The Company’s operating results improved significantly for the three months ended March 31, 2014, as compared to the same period of 2013, but the Company’s performance still lags behind its strong earnings history. The Company remains unsatisfied with these financial results and continues to focus on credit quality initiatives. By extinguishing the higher rate long-term FHLB advances during the third quarter of 2013, the Company immediately improved its financial position and future funding costs. The prepayment of these long-term FHLB advances had a continued impact in the first quarter of 2014 on the Company as net interest margin increased during the first quarter by 70 basis points when compared to the first quarter of 2013. The Company believes that these initiatives, in combination with our previously disclosed business strategies, will ultimately result in an improvement in our asset quality and allow the Company to focus greater resources on growing its franchise and delivering financial results more consistent with its long-term history. As detailed later in this Item 2 under the caption “Asset Quality,” the Company continues to work on the timely resolution of its nonperforming assets but expects that additional charge-offs are likely. However, the Company believes that the allowance for loan losses as of March 31, 2014 is sufficient to cover its known credit issues under current economic conditions. Any further deterioration of economic conditions or credit quality could possibly require the adjustment of its provision for loan losses to reserve against additional charge-offs.

Capital Management and Regulatory Agreements

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Preferred Stock which the Company originally issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On May 15, 2014, the Company deferred its fourteenth consecutive dividend on the Series A Preferred Stock. As of March 31, 2014, the Company had accumulated $4.1 million for dividends on the Series A Preferred Stock. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred stock held by Treasury to private investors. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debentures for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable. During the second quarter of 2011, the Company began deferring its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities. While the interest expense associated with this source of regulatory capital continues to be reflected in the Company’s earnings, the deferred payments represent a subordinated liability to other creditors of the Company. As of March 31, 2014, the Company has deferred twelve quarterly payments totaling $1.1 million for interest on the Junior Subordinated Debentures.

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

As previously disclosed, on February 17, 2011, the Company and the Bank entered into a Written Agreement with the Reserve Bank and the Bureau. The purpose of this agreement was to formally document the common goal of the Company, the Bank and the regulatory agencies to maintain the financial soundness of the Company and the Bank. This agreement contained many of the steps that the Company had already initiated during 2010 and 2011 to address its deteriorating asset quality and associated challenges brought on during the economic recession. The Written Agreement was terminated on July 30, 2013. On September 5, 2013, the Company and the Bank entered into a Memorandum of Understanding with the Reserve Bank and the Bureau. The Memorandum of Understanding was terminated effective March 13, 2014. For additional information, refer to Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements.”

The Company will continue to evaluate its capital management strategies during the remainder of 2014, including as related to its strategic initiatives and deploying proceeds of the 2013 Capital Initiative.

Results of Operations

As discussed above, the Company’s results of operations for the three months ended March 31, 2014 were primarily driven by improved net interest margins related to the extinguishment of long-term FHLB advances in the third quarter of 2013, despite decreased yields on loans, the largest segment of earning assets. Additionally, results were impacted by the elevated level of the provision for loan losses and FDIC insurance premiums over historical amounts, gains generated by sales of available for sale securities and professional and collection/repossession expenses related to past due loans and nonperforming assets. Credit quality continues to receive significant management attention to ensure that we continue to identify credit problems and improve the quality of our asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to March 31, 2014 demonstrating our positive asset quality progress. The Company remains diligent and focused on the management of our credit quality and is fully committed to quickly and aggressively addressing our problem credits. Additional analysis and breakout of our nonperforming assets are presented later in this Item 2 under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations and the yield of our interest earning assets compared to our cost of funding these assets.

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2014 and 2013.

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

Net interest income, on a fully tax equivalent basis, increased $1.3 million or 15.8% to $9.4 million for the three months ended March 31, 2014, up from $8.1 million for the three months ended March 31, 2013. Total average earning assets decreased $48.2 million or 4.8% from $1.0 billion for the three months ended March 31, 2013 to $964.3 million for the same period of 2014. Total average interest-bearing liabilities decreased approximately $77.2 million or 9.0% from $856.1 million for the three months ended March 31, 2013 to $778.8 million for the same period of 2014. The measured increase in net interest income was impacted by the change in the mix and pricing of the balance sheet components including the impacts of extinguishing the higher-rate long-term FHLB advances during the third quarter of 2013, increasing yields on the investment portfolio driven by rebalancing efforts and slightly increasing loan balances, partially offset by decreasing yields on the Company’s loan portfolio and decreased short-term investments. Net interest income for the first three months of 2014 was favorably impacted by decreases to the cost of all categories of interest-bearing liabilities, except for a 4 basis point increase in the average rate paid on the Company’s trust preferred debt. These shifts resulted in an increase of 70 basis points in our net interest margin from 3.23% for the three months ended March 31, 2013 to 3.93% for the same period of 2014. The percentage of average earning assets to total average assets decreased slightly to 91.9% for the three months ended March 31, 2014, as compared to 93.7% for the same period of 2013.

Total interest income, on a fully tax equivalent basis, decreased $147 thousand from $10.6 million for the three months ended March 31, 2013 to $10.5 million for the same period of 2014. This was driven primarily by a decline in the yield on the loan portfolio for the three months ended March 31, 2014 compared to the same period in 2013, and a decrease in average earning assets over the same periods. While the yield on the loan portfolio and average earning assets declined, the yield on average earning assets increased from 4.25% for the three months ended March 31, 2013 to 4.40% for the same period of 2014. The increased yield on average earning assets was primarily the result of higher yields on investment securities and higher average loan balances, partially offset by a significant decrease in average short term investments and lower average balances on investment securities.

Average total loan balances increased $4.0 million from $674.1 million for the three months ended March 31, 2013 to $678.1 million for the same period of 2014. The yield on loans decreased to 5.11% for the first quarter of 2014 compared to 5.39% for the same period of 2013. This resulted in a $406 thousand drop in interest income generated by our largest earning asset category from the prior year’s income level to $8.6 million for the quarter ended March 31, 2014 compared to $9.0 million for the same period of 2013. Interest income generated by the loan portfolio decreased due to weak loan demand in our markets as a result of the continuing challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans, partially offset by the impact of higher average balances in the loan portfolio. This increase in average loan balances was due largely to the purchase of $27.2 million in performing one-to-four family residential mortgage loans in the first quarter of 2014. In addition, due to the historically low interest rate environment, although slightly rising beginning in the latter portion of the second quarter of 2013 and into the third quarter of 2013, and intensified loan competition in our markets, loans were originated during the first quarter of 2014 at much lower yields than loans previously in the Company’s loan portfolio, which has contributed significantly to lower yields on the loan portfolio.

Average investment security balances decreased $9.4 million from $288.0 million for the three months ended March 31, 2013 to $278.6 million for the same period of 2014. The yield on investment securities increased 49 basis points from 2.30% for the first quarter of 2013 to 2.79% for the first quarter of 2014. The higher yield resulted from investment portfolio restructurings, accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, in the prior period compared to the current period, and our decision to invest in 2013 in higher yielding, longer duration municipal securities. Average taxable investment securities decreased $24.8 million from the first quarter of 2013 to the first quarter of 2014 and the yield on taxable investment securities increased from 2.17% for the three months ended March 31, 2013 to 2.54% for the same period of 2014, an increase of 37 basis points. Average tax exempt investment securities increased $17.4 million from the first quarter of 2013 to the first quarter of 2014 and the yield on tax exempt investment securities increased from 3.99% for the three months ended March 31, 2013 to 4.10% for the same period of 2014, an increase of 11 basis points.

In addition to deploying excess liquidity into the investment securities portfolio, we also deploy a portion of our excess funds into short-term investments. Average interest bearing deposits in other banks decreased $42.7 million from $50.2 million for the first quarter of 2013 to $7.5 million for the same period of 2014, and average federal funds sold decreased $211 thousand to $143 thousand during the first quarter of 2014 compared to $354 thousand for the same period of 2013. This decrease in excess funds was primarily due to the overall decrease in our average total deposits, the purchase of $27.2 million in performing one-to-four family mortgage loans in the first quarter of 2014 and an overall decrease in average total borrowings. In total, our average excess funds decreased $42.9 million from the first quarter of 2013 to the first quarter of 2014.

Average interest-bearing deposits decreased approximately $32.6 million from $725.0 million for the first quarter of 2013 to $692.3 million for the first quarter of 2014. Changes within the mix of these balances and the corresponding decrease in the rates paid on deposits were significant drivers for the reduction in interest expense in the first quarter of 2014 related to interest-bearing deposits and helped to offset the contemporaneous decrease in our interest income. Our overall cost of funds decreased $1.4 million from the first quarter of 2013 to the first quarter of 2014, due to the prepayment of $107.5 million in higher rate long-term borrowings during August 2013, the maturity of a $10.0 million higher rate long-term borrowing during September 2013, the decrease in average interest-bearing deposits and the total rate for average interest-bearing deposits decreasing from 0.71% for the three months ended March 31, 2013 to 0.58% for the same period of 2014, a drop of 13 basis points. Retail deposits continued to shift from higher priced certificates of deposit and money market savings accounts to lower priced checking (or “NOW” accounts) and savings accounts. The largest increase from the first quarter of 2013 to the same period of 2014 was in our NOW accounts with an increase of $12.6 million in average balance and a corresponding rate decrease of 3 basis points from 0.39% to 0.36% from the first quarter of 2013 to the first quarter of 2014. Our savings deposits had an increase of $1.9 million in average balance and a corresponding rate decrease of 5 basis points from 0.18% to 0.13% for the same periods. Average money market savings accounts decreased approximately $13.3 million from $132.3 million during the first quarter of 2013 to $119.1 million during the first quarter of 2014 and the rate dropped 3 basis points from 0.46% in the first quarter of 2013 to 0.43% for the same period of 2014. Average large dollar certificates of deposit decreased $26.0 million from $126.8 million during the first quarter of 2013 to $100.8 million during the first quarter of 2014 and the rate dropped 17 basis points from 1.38% in the first quarter of 2013 to 1.21% for the same period of 2014. The average balance of other certificates of deposit declined $7.9 million from $133.0 million during the first quarter of 2013 to $125.1 million for the same period of 2014, with a simultaneous 30 basis point drop in rate from 1.28% in the first quarter of 2013 to 0.98% for the same period of 2014.

Average short-term borrowings were $73.0 million during the first quarter of 2014 with a corresponding interest rate of 0.19% compared to average long-term borrowings 2013 of $117.5 million with a corresponding interest rate of 4.05% during the same period of 2013. Short-term borrowings contributed $35 thousand of interest expense during the first quarter of 2014, while long-term borrowings contributed $1.2 million of interest expense during the first quarter of 2013.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended March 31,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$241,088	$1,507	2.54%	$265,861	$1,422	2.17%
Restricted securities	7,237	102	5.72%	9,228	86	3.78%
Tax exempt (2)	30,269	306	4.10%	12,893	127	3.99%
Total securities	278,594	1,915	2.79%	287,982	1,635	2.30%
Interest bearing deposits in other banks	7,492	4	0.22%	50,153	25	0.20%
Federal funds sold	143	-	0.00%	354	-	0.00%
Loans, net of unearned income (3)	678,110	8,550	5.11%	674,082	8,956	5.39%
Total earning assets	964,339	10,469	4.40%	1,012,571	10,616	4.25%
Less allowance for loan losses	(14,784)			(20,363)
Total non-earning assets	99,493			88,760
Total assets	$1,049,048			$1,080,968

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$257,179	$228	0.36%	$244,545	$236	0.39%
Savings	90,185	30	0.13%	88,266	39	0.18%
Money market savings	119,087	125	0.43%	132,346	150	0.46%
Large dollar certificates of deposit (4)	100,768	301	1.21%	126,782	430	1.38%
Other certificates of deposit	125,092	303	0.98%	133,021	419	1.28%
Total interest-bearing deposits	692,311	987	0.58%	724,960	1,274	0.71%
Federal funds purchased and repurchase agreements	3,218	5	0.63%	3,292	5	0.62%
Short-term borrowings	72,985	35	0.19%	-	-	0.00%
Long-term borrowings	-	-	0.00%	117,500	1,174	4.05%
Trust preferred debt	10,310	88	3.46%	10,310	87	3.42%
Total interest-bearing liabilities	778,824	1,115	0.58%	856,062	2,540	1.20%
Noninterest-bearing liabilities
Demand deposits	129,514			117,586
Other liabilities	4,854			7,193
Total liabilities	913,192			980,841
Shareholders' equity	135,856			100,127
Total liabilities and shareholders' equity	$1,049,048			$1,080,968

Net interest income (2)		$9,354			$8,076

Interest rate spread (2)(5)			3.82%			3.05%
Interest expense as a percent of average earning assets			0.47%			1.02%
Net interest margin (2)(6)			3.93%			3.23%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $93 adjustment for 2014 and a $39 adjustment in 2013.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

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

The following table depicts noninterest income for the three months ended March 31, 2014 and 2013:

Table 2: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Service charges and fees on deposit accounts	$822	$766
Debit/credit card fees	309	333
Gain on sale of available for sale securities, net	380	467
Gain on sale of bank premises and equipment	5	1
Other operating income	376	381
Total noninterest income	$1,892	$1,948

Noninterest income for the three months ended March 31, 2014 was $1.9 million, a decrease of $56 thousand or 2.9% over the noninterest income of $1.9 million for the same period of 2013. The decrease in this component was caused by the following events:

•	Service charges and fees on deposit accounts were $822 thousand for the first quarter of 2014, an increase of $56 thousand or 7.3% from $766 thousand for the first quarter of 2013, which was primarily attributable to an increase in service charge income on checking accounts;
•	Debit/credit card fees were $309 thousand for the first quarter of 2014, a decrease of $24 thousand or 7.2% from $333 thousand for the first quarter of 2013, and were driven by a 8.5% decrease in debit card income;
•	The Company realized net gains of $380 thousand on the sale of available for sale securities as compared to $467 thousand for the same period in 2013. These gains in 2014 were primarily the result of the Company selling a portion of its previously impaired agency preferred securities (FNMA & FHLMC). The Company sold these securities to remove classified assets from the balance sheet, and to provide funding to purchase taxable securities and increase the Company’s sources of taxable income. The Company will continue to strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2014.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and other operating expenses.

The following table depicts noninterest expense for the three months ended March 31, 2014 and 2013:

Table 3: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Salaries and employee benefits	$4,586	$4,149
Occupancy and equipment expenses	1,319	1,256
Telephone	211	255
FDIC expense	332	587
Consultant fees	343	216
Collection, repossession and other real estate owned	67	126
Marketing and advertising	167	234
(Gain) loss on sale of other real estate owned	(13)	37
Impairment losses on other real estate owned	5	10
Other operating expenses	1,161	1,086
Total noninterest expenses	$8,178	$7,956

Noninterest expense for the three months ended March 31, 2014 was $8.2 million, an increase of $222 thousand or 2.8% over the noninterest expense of $8.0 million for the same period of 2013. The increase in this component was caused by the following events:

•	Salaries and employee benefits were $4.6 million for the first quarter of 2014, an increase of $437 thousand or 10.5% from $4.1 million for the same period of 2013. This increase was due to annual merit increases, lower deferred compensation on loan originations and was partially offset by lower group term insurance costs;
•	FDIC insurance expense was $332 thousand for the first quarter of 2014, a decrease of $255 thousand or 43.4% from $587 thousand for the same period in 2013. This decrease was driven by lower base assessment rates due to the improvement in the Bank’s overall composite rating in connection with the termination of the Written Agreement in July 2013;
•	Consultant fees were $343 thousand for the first quarter of 2014, an increase of $127 thousand or 58.8% from $216 thousand for the same period of 2013. This was primarily due to additional consulting charges incurred related to compliance and loan operations;
•	Expenses related to collection, repossession and OREO were $67 thousand for the first quarter of 2014, a decrease of $59 thousand or 46.8% from $126 thousand in the first quarter of 2013, due to the decrease in carrying balances of OREO and classified assets;
•	Marketing and advertising expenses were $167 thousand for the first quarter of 2014, a decrease of $67 thousand or 28.6% from $234 thousand for the same period of 2013, due primarily to lower expenditures on television, radio and newspaper advertising;
•	Gains on the sale of other real estate owned were $13 thousand for the first quarter of 2014, an improvement of $50 thousand from losses of $37 thousand for the same period of 2013; and
•	Impairment losses related to valuation adjustments on OREO were $5 thousand for the first quarter of 2014, a decrease of $5 thousand or 50.0% from losses of $10 thousand for the same period of 2013, as OREO balances have continued to decline during the first quarter of 2014 and real estate prices in our markets have continued to stabilize.

Income Taxes

The Company recorded income tax expense of $729 thousand for the three months ended March 31, 2014, compared to income tax expense of $349 thousand for the same period of 2013, reflecting a $380 thousand increase in income tax expense. The increase in income tax expense from the first quarter of 2013 to the same period of 2014 was the result of the Company’s pretax income increasing by approximately $1.3 million and an increase in the amount of tax-exempt income on investment securities as the Company rebalanced its securities portfolio during 2013.

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

For financial periods prior to and including the quarter ended September 30, 2013, in lieu of applying a migration analysis the Company considered historical loss experience based on a rolling three year average of historical loan loss experience. For more information, see the information contained in Part I, Item 7 of the 2013 Form 10-K under the heading “Asset Quality – Provision and Allowance for Loan Losses.”

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 4: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Average loans outstanding*	$678,110	$674,082
Allowance for loan losses, January 1	$14,767	$20,338
Charge-offs:
Commercial, industrial and agricultural	(213)	(495)
Real estate - one to four family residential:
Closed end first and seconds	(77)	(96)
Home equity lines	(54)	(10)
Real estate - construction:
Other construction, land development and other land	-	(950)
Real estate - non-farm, non-residential:
Owner occupied	-	(1)
Consumer	(13)	(26)
Other	(15)	(40)
Total loans charged-off	(372)	(1,618)
Recoveries:
Commercial, industrial and agricultural	11	45
Real estate - one to four family residential:
Closed end first and seconds	205	29
Home equity lines	2	1
Real estate - construction:
One to four family residential	5	30
Other construction, land development and other land	1	67
Real estate - non-farm, non-residential:
Non-owner occupied	2	-
Consumer	28	17
Other	7	7
Total recoveries	261	196
Net charge-offs	(111)	(1,422)
Provision for loan losses	250	600
Allowance for loan losses, March 31	$14,906	$19,516
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	2.18%	2.91%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.07%	0.86%

*Net of unearned income and includes nonaccrual loans.

As a result of the challenges continuing to face the economy and the real estate and financial markets today, the Company made provisions for loan losses of $250 thousand for the three months ended March 31, 2014, as compared to $600 thousand for the same period of 2013. Net charge-offs for the three months ended March 31, 2014 were $111 thousand, compared to $1.4 million for the same period of 2013. This represents, on an annualized basis, 0.07% of average loans outstanding for the three months ended March 31, 2014 and 0.86% of average loans outstanding for the same period of 2013. The contribution to the provision in the first three months of 2014 and 2013 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions, both nationally and in our markets, all of which indicate that credit quality issues may continue to adversely impact our loan portfolio and our earnings in future periods. The provision for loan losses declined during the first quarter of 2014 compared to the first quarter of 2013 in part due to asset quality improvements made during 2013 and 2014. Net charge-offs decreased $1.3 million, or 92.2%, from the first quarter of 2013 compared to the same period of 2014 due to improvements in some of the Company’s credit quality metrics, including continued decreases in nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. However, the Company continues to aggressively focus on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at March 31, 2014 was $14.9 million, compared with $14.8 million at December 31, 2013. This represented 2.18% of period end loans at March 31, 2014, compared with 2.25% of year end loans at December 31, 2013.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 5: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2014		2013
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,531	10.27%	$1,787	12.10%
Real estate - one to four family residential:
Closed end first and seconds	3,084	20.69%	2,859	19.36%
Home equity lines	1,639	11.00%	1,642	11.12%
Real estate - multifamily residential	97	0.65%	79	0.53%
Real estate - construction:
One to four family residential	309	2.07%	364	2.46%
Other construction, land development and other land	2,502	16.79%	1,989	13.47%
Real estate - farmland	119	0.80%	116	0.79%
Real estate - non-farm, non-residential:
Owner occupied	2,799	18.78%	3,236	21.92%
Non-owner occupied	1,606	10.77%	1,770	11.99%
Consumer	480	3.22%	387	2.62%
Other	740	4.96%	538	3.64%
Total allowance for loan losses	$14,906	100.00%	$14,767	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2014 and December 31, 2013 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of March 31, 2014, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2014 and the year ended December 31, 2013:

Table 6: Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans*	$8,262	$11,018
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	8,262	11,018
Other real estate owned	557	800
Total nonperforming assets	$8,819	$11,818

Nonperforming assets to total loans and other real estate owned	1.29%	1.80%
Allowance for loan losses to nonaccrual loans	180.42%	134.03%
Annualized net charge-offs to average loans for the period	0.07%	1.11%
Allowance for loan losses to period end loans	2.18%	2.25%

* Includes $2.6 million and $4.2 million in nonaccrual TDRs at March 31, 2014 and December 31, 2013, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2014 and 2013:

Table 7: OREO Changes

	March 31,
(dollars in thousands)	2014	2013

Balance at the beginning of period, gross	$1,054	$5,558
Transfers from loans	136	552
Sales proceeds	(387)	(2,264)
Previously recognized impairment losses on disposition	(53)	-
Gain (loss) on disposition	13	(37)
Balance at the end of period, gross	763	3,809
Less valuation allowance	(206)	(821)
Balance at the end of period, net	$557	$2,988

The following table presents the change in the valuation allowance for OREO for the three months ended March 31, 2014 and 2013:

Table 8: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2014	2013

Balance at the beginning of period	$254	$811
Valuation allowance	5	10
Charge-offs	(53)	-
Balance at the end of period	$206	$821

Nonperforming assets were $8.8 million or 1.29% of total loans and other real estate owned at March 31, 2014 compared to $11.8 million or 1.80% at December 31, 2013. Nonperforming assets increased from 2007 through 2010 as a result of the continued challenging economic conditions which significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. Nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and 2013 and decreased by $3.0 million during the first three months of 2014. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 180.42% of nonaccrual loans at March 31, 2014, compared to 134.03% at December 31, 2013. Nonperforming loans decreased $2.8 million or 25.0% during the three months ended March 31, 2014 to $8.3 million.

Nonaccrual loans were $8.3 million at March 31, 2014, a decrease of approximately $2.8 million or 25.0% from $11.0 million at December 31, 2013. Of the current $8.3 million in nonaccrual loans, $7.8 million or 94.9% is secured by real estate in our market area. Of these real estate secured loans, $4.4 million are residential real estate, $2.7 million are commercial properties, $590 thousand are farmland, and $132 thousand are real estate construction.

As of March 31, 2014 and December 31, 2013, there were no loans past due 90 days and still accruing interest.

Other real estate owned, net of valuation allowance at March 31, 2014 was $557 thousand, a decrease of $243 thousand or 30.4% from $800 thousand at December 31, 2013. The balance at March 31, 2014 was comprised of 11 properties of which $308 thousand are residential real estate, $236 thousand are real estate construction properties and $13 thousand are commercial properties. During the three months ended March 31, 2014, new foreclosures included three properties totaling $136 thousand transferred from loans. Sales of five other real estate owned properties for the three months ended March 31, 2014 resulted in a net gain of $13 thousand. At March 31, 2014, there was one property totaling $33 thousand under contract for sale. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $5 thousand in its consolidated statements of income for the three months ended March 31, 2014, due to valuation adjustments on other real estate owned properties as compared to $10 thousand for the same period of 2013. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $2.4 million, or 81.4%, decrease in other real estate owned from March 31, 2013 to March 31, 2014. For more information on asset disposition strategies, see “Strategic Initiatives” in this Item 2.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at March 31, 2014 and December 31, 2013 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At March 31, 2014, the balance of impaired loans was $38.3 million, for which there were specific valuation allowances of $6.4 million. At December 31, 2013, the balance of impaired loans was $35.5 million, for which there were specific valuation allowances of $5.7 million. The average balance of impaired loans was $36.7 million for the three months ended March 31, 2014, compared to $41.2 million for the year ended December 31, 2013. The Company’s balance of impaired loans remains elevated over historical levels as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at March 31, 2014 and December 31, 2013:

Table 9: Troubled Debt Restructurings (TDRs)

	March 31,	December 31,
(dollars in thousands)	2014	2013

Performing TDRs	$17,440	$16,026
Nonperforming TDRs*	2,560	4,188
Total TDRs	$20,000	$20,214

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

Financial Condition

Summary

At March 31, 2014, the Company had total assets of $1.1 billion, an increase of $30.4 million or 3.0% from $1.0 billion at December 31, 2013. The increase in total assets was principally the result of increases in interest bearing deposits with banks, restricted securities, loans, borrowings and shareholders’ equity, and partially offset by decreases in cash and short-term investments, deferred taxes and deposits.

Table 10: Balance Sheet Changes

	March 31,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Total assets	$1,057,471	$1,027,074	30,397	3.0%
Cash and short-term investments	12,923	13,944	(1,021)	-7.3%
Interest bearing deposits with banks	12,152	5,402	6,750	125.0%
Securities available for sale, at fair value	235,057	234,935	122	0.1%
Securities held to maturity, at carrying value	34,780	35,495	(715)	-2.0%
Restricted securities, at cost	7,061	5,549	1,512	27.2%
Total loans	682,952	657,197	25,755	3.9%
Deferred income taxes, net	16,967	18,937	(1,970)	-10.4%
Other real estate owned, net	557	800	(243)	-30.4%
Bank owned life insurance	21,294	21,158	136	0.6%
Total deposits	826,934	834,462	(7,528)	-0.9%
Total borrowings	88,610	55,259	33,351	60.4%
Total shareholders' equity	137,374	132,949	4,425	3.3%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio consists of held to maturity and available for sale securities. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available-for-sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value. Total investment securities were $269.8 million at March 31, 2014, reflecting a decrease of $593 thousand or 0.2% from $270.4 million at December 31, 2013. The available for sale portfolio had an unrealized (loss), net of tax benefit, of ($6.0) million at March 31, 2014 compared with an unrealized (loss), net of tax expense, of ($7.8) million at December 31, 2013. These unrealized (losses) as of March 31, 2014 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline and was partially offset by a decrease in rates during the first quarter of 2014.

The slight decrease in the investment portfolio during the first three months of 2014 was the result of our continued effort to restructure the composition of our securities portfolio. These decreases were partially offset by the result of mark-to-market adjustments related to decreases to the mid to long term interest rate curve during the first quarter of 2014. Unrealized losses on investment securities were $8.1 million at March 31, 2014, compared to unrealized losses of $11.8 million at December 31, 2013. Management continues to restructure the composition of our securities portfolio to strategically deploy excess cash into investment securities as investment opportunities are available; however, due to relatively scarce suitable investment opportunities, a portion of our excess funding remains in lower yielding interest bearing deposits with banks. During 2013 and during the first quarter of 2014, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 32.4% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. During 2013, management purchased additional tax exempt investment securities issued by state and political subdivisions, as these securities offered a higher yield over a longer duration than other investment opportunities available in the period. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of March 31, 2014 and December 31, 2013, our investment portfolio was 25.5% and 26.3%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $683.0 million at March 31, 2014, an increase of approximately $25.8 million or 3.9% from $657.2 million at December 31, 2013. This increase was due to the purchase of $27.2 million in performing one-to-four family mortgage loans in the first quarter of 2014, partially offset by the impacts of weak loan demand in the Bank’s markets, the natural amortization of the portfolio, additional charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $826.9 million as of March 31, 2014, a decrease of $7.5 million or 0.9% from $834.5 million as of December 31, 2013. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 11: Deposits

	March 31,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Noninterest-bearing deposits	$135,433	$126,861	$8,572	6.8%

Interest-bearing deposits:
Demand deposits	$260,804	$272,343	$(11,539)	-4.2%
Money market deposits	116,565	121,491	(4,926)	-4.1%
Savings deposits	91,181	89,577	1,604	1.8%
Time deposits	222,951	224,190	(1,239)	-0.6%
Total interest-bearing deposits	$691,501	$707,601	$(16,100)	-2.3%

During the first three months of 2014, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity noninterest-bearing retail deposits as our consumers are willing to forego the yield on longer-term products in order to have more readily available access to their funds. The Company believes the increase in our noninterest-bearing and interest-bearing savings deposits during the three months ended March 31, 2014 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. The Company saw a reduction in interest-bearing retail deposits including those to counties and municipalities during the first three months of 2014. While the Company believes that it offers competitive interest rates on all deposit products and competitive features on deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. At March 31, 2014 and December 31, 2013, the Company had $24.9 million and $21.2 million in brokered certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $88.6 million at March 31, 2014, an increase of approximately $33.4 million or 60.4% from $55.3 million at December 31, 2013. The significant increase in borrowings was primarily driven by the necessity to fund the purchase of $27.2 million in performing one-to-four family mortgage loans during the first quarter of 2014 through short-term FHLB advances.

Off-Balance Sheet Arrangements

As of March 31, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

As of March 31, 2014, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On June 12, 2013, the Company closed on its previously discussed Private Placements that contributed gross proceeds of approximately $45.0 million to our liquidity. On July 5, 2013, the Company closed on its previously disclosed Rights Offering that contributed gross proceeds of approximately $5.0 million to our liquidity. The Company deployed a portion of these proceeds during the third quarter of 2013 to execute certain of the Company’s strategic initiatives including the prepayment of higher rate long-term FHLB advances and the accelerated resolution and disposition of adversely classified assets. The Company expects to continue deploying a portion of these proceeds to execute the remaining related business initiatives during 2014. For more information on our 2013 Capital Initiative, see “Strategic Initiatives” in this Item 2.

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

Cash, cash equivalents and federal funds sold totaled $25.1 million as of March 31, 2014 compared to $19.3 million as of December 31, 2013. At March 31, 2014, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $235.2 million or 22.2% of total assets, compared to $203.8 million or 19.8% of total assets at December 31, 2013.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $3.9 million, net cash used in investing activities was $24.0 million and net cash provided by financing activities was $25.8 million for the three months ended March 31, 2014. Combined, this contributed to a $5.7 million increase in cash and cash equivalents for the three months ended March 31, 2014.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $197.8 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $63.5 million at March 31, 2014. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $50.1 million at March 31, 2014.

As of March 31, 2014, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2014, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2014, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of this Written Agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the Written Agreement can be found under Part I, Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements.”

On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014. Under the terms of this MOU, the Parent and the Bank were subject to additional limitations and regulatory restrictions and the Parent could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities) and could not purchase or redeem shares of its stock without prior regulatory approval. Additional information about the MOU can be found under Part I, Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements.”

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of these final rules, see Part I, Item 1 under the heading “Regulation and Supervision – Capital Requirements” included in the 2013 Form 10-K.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three months ended March 31, 2014 and 2013, no cash dividends have been paid from the Bank to the Company.

For the three months ended March 31, 2014 and 2013, the Company paid out no cash dividends to common or preferred shareholders.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

On May 15, 2014, the Company deferred its fourteenth consecutive dividend on the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default.  Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income.  As of March 31, 2014, the Company had accumulated $4.1 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at the next annual meeting (or a special meeting called for that purpose) and each annual meeting until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right.

The Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to shareholders (including any payments by Parent on its trust preferred debt) under the terms of the Written Agreement and the MOU, when such agreements were effective. Additional information about the Written Agreement and the MOU can be found under Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2014 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors could materially affect our business, financial condition or future results.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three ended March 31, 2014, the Company did not repurchase any of its common stock.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2014).
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2014).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	May 15, 2014	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2014	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

