Form 10-Q
period 2014-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2014-08-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares of the registrant’s Common Stock outstanding as of August 11, 2014 was 11,868,367.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Cash and due from banks	$12,319	$13,944
Interest bearing deposits with banks	3,603	5,402
Federal funds sold	641	-
Securities available for sale, at fair value	227,632	234,935
Securities held to maturity, at carrying value (fair value of $34,403 and $34,521, respectively)	34,077	35,495
Restricted securities, at cost	7,230	5,549
Loans, net of allowance for loan losses of $14,618 and $14,767, respectively	683,375	642,430
Deferred income taxes, net	15,530	18,937
Bank premises and equipment, net	21,525	21,446
Accrued interest receivable	3,762	3,893
Other real estate owned, net of valuation allowance of $108 and $254, respectively	601	800
Goodwill	15,970	15,970
Bank owned life insurance	21,432	21,158
Other assets	8,386	7,115
Total assets	$1,056,083	$1,027,074

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$139,066	$126,861
Interest-bearing deposits	682,460	707,601
Total deposits	821,526	834,462
Federal funds purchased and repurchase agreements	3,482	3,009
Short-term borrowings	76,760	41,940
Trust preferred debt	10,310	10,310
Accrued interest payable	341	1,324
Other liabilities	2,904	3,080
Total liabilities	915,323	894,125

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 11,862,367 including 58,400 and 73,500 nonvested shares in 2014 and 2013, respectively	23,608	23,578
Surplus	42,706	42,697
Retained earnings	43,232	39,581
Warrant	1,481	1,481
Accumulated other comprehensive loss, net	(4,747)	(8,868)
Total shareholders' equity	140,760	132,949

Total liabilities and shareholders' equity	$1,056,083	$1,027,074

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$8,562	$9,052
Interest on investments:
Taxable interest income	1,338	1,307
Tax exempt interest income	204	151
Dividends	89	83
Interest on deposits with banks	4	40
Total interest and dividend income	10,197	10,633

Interest Expense
Deposits	978	1,226
Federal funds purchased and repurchase agreements	5	5
Short-term borrowings	36	-
Long-term borrowings	-	1,187
Trust preferred debt	88	87
Total interest expense	1,107	2,505
Net interest income	9,090	8,128
Provision for Loan Losses	-	600
Net interest income after provision for loan losses	9,090	7,528
Noninterest Income
Service charges and fees on deposit accounts	837	729
Debit/credit card fees	378	375
Gain on sale of available for sale securities, net	109	58
Gain on sale of bank premises and equipment	-	25
Other operating income	315	263
Total noninterest income	1,639	1,450
Noninterest Expenses
Salaries and employee benefits	4,748	4,146
Occupancy and equipment expenses	1,267	1,271
Telephone	211	310
FDIC expense	305	596
Consultant fees	279	213
Collection, repossession and other real estate owned	89	126
Marketing and advertising	270	246
Loss on sale of other real estate owned	28	118
Impairment losses on other real estate owned	6	133
Other operating expenses	1,316	1,046
Total noninterest expenses	8,519	8,205
Income before income taxes	2,210	773
Income Tax Expense	555	100
Net Income	$1,655	$673
Effective dividend on Series A Preferred Stock	541	376

Net income available to common shareholders	$1,114	$297
Income per common share: basic	$0.10	$0.04
Income per common share: diluted	$0.06	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2014	2013
Net income	$1,655	$673
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $893 and $3,109, respectively)	1,732	(6,034)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $26 and $0, respectively)	52	-
Less: reclassification adjustment for securities gains included in net income (net of tax, $37 and $20, respectively)	(72)	(38)
Other comprehensive income (loss)	1,712	(6,072)
Comprehensive income (loss)	$3,367	$(5,399)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$17,112	$18,008
Interest on investments:
Taxable interest income	2,845	2,729
Tax exempt interest income	417	239
Dividends	191	169
Interest on deposits with banks	8	65
Total interest and dividend income	20,573	21,210

Interest Expense
Deposits	1,965	2,500
Federal funds purchased and repurchase agreements	10	10
Short-term borrowings	71	-
Long-term borrowings	-	2,361
Trust preferred debt	176	174
Total interest expense	2,222	5,045
Net interest income	18,351	16,165
Provision for Loan Losses	250	1,200
Net interest income after provision for loan losses	18,101	14,965
Noninterest Income
Service charges and fees on deposit accounts	1,659	1,495
Debit/credit card fees	687	708
Gain on sale of available for sale securities, net	489	525
Gain on sale of bank premises and equipment	5	26
Other operating income	691	644
Total noninterest income	3,531	3,398
Noninterest Expenses
Salaries and employee benefits	9,334	8,295
Occupancy and equipment expenses	2,586	2,527
Telephone	422	565
FDIC expense	637	1,183
Consultant fees	622	429
Collection, repossession and other real estate owned	156	252
Marketing and advertising	437	480
Loss on sale of other real estate owned	15	155
Impairment losses on other real estate owned	11	143
Other operating expenses	2,477	2,132
Total noninterest expenses	16,697	16,161
Income before income taxes	4,935	2,202
Income Tax Expense	1,284	449
Net Income	$3,651	$1,753
Effective dividend on Series A Preferred Stock	1,059	752

Net income available to common shareholders	$2,592	$1,001
Income per common share: basic	$0.22	$0.15
Income per common share: diluted	$0.15	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Net income	$3,651	$1,753
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $2,248 and $3,192, respectively)	4,364	(6,197)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $41 and $0, respectively)	80	-
Less: reclassification adjustment for securities gains included in net income (net of tax, $166 and $179, respectively)	(323)	(346)
Other comprehensive income (loss)	4,121	(6,543)
Comprehensive income (loss)	$7,772	$(4,790)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2014 and 2013

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$12,060	$25,177	$-	$19,521	$42,517	$436	$99,711
Net income					1,753		1,753
Other comprehensive (loss)						(6,543)	(6,543)
Preferred stock discount		152			(152)		-
Stock based compensation				14			14
Issuance of common stock in private placements	9,300			9,354			18,654
Issuance of preferred stock in private placements	-	-	10,480	11,080	-	-	21,560
Balance, June 30, 2013	$21,360	$25,329	$10,480	$39,969	$44,118	$(6,107)	$135,149

Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income					3,651		3,651
Other comprehensive income						4,121	4,121
Stock based compensation				39			39
Restricted common stock vested	30	-	-	(30)	-	-	-
Balance, June 30, 2014	$23,608	$25,481	$10,480	$42,706	$43,232	$(4,747)	$140,760

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net income	$3,651	$1,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	1,200
Depreciation and amortization	1,048	1,037
Stock based compensation	39	14
Net amortization of premiums and accretion of discounts on investment securities, net	1,626	2,199
(Gain) realized on securities available for sale transactions, net	(489)	(525)
(Gain) on sale of bank premises and equipment	(5)	(26)
Loss on sale of other real estate owned	15	155
Impairment losses on other real estate owned	11	143
Loss on LLC investments	23	11
Deferred income taxes	1,284	852
Net change in:
Accrued interest receivable	131	83
Other assets	(1,568)	(613)
Accrued interest payable	(983)	125
Other liabilities	(176)	401
Net cash provided by operating activities	4,857	6,809
Investing Activities:
Purchase of securities available for sale	(17,000)	(57,631)
Purchase of restricted securities	(5,228)	-
Purchases of bank premises and equipment	(1,127)	(834)
Purchases of bank owned life insurance	-	(10,000)
Net change in loans	(41,484)	8,514
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	9,053	14,772
Maturities, calls, and paydowns of securities held to maturity	1,248	-
Sales of securities available for sale	20,527	32,393
Sale of restricted securities	3,547	302
Sale of bank premises and equipment	5	26
Sale of other real estate owned	462	2,950
Net cash (used in) investing activities	(29,997)	(9,508)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(13,723)	10,847
Time deposits	787	(6,949)
Federal funds purchased and repurchase agreements	473	389
Short-term borrowings	34,820	-
Net proceeds from issuance of common stock in private placements	-	18,654
Net proceeds from issuance of preferred stock in private placements	-	21,560
Net cash provided by financing activities	22,357	44,501
Net (decrease) increase in cash and cash equivalents	(2,783)	41,802
Cash and cash equivalents, January 1	19,346	46,599
Cash and cash equivalents, June 30	$16,563	$88,401
Supplemental disclosure:
Interest paid	$3,205	$4,920
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$6,123	$(9,914)
Loans transferred to other real estate owned	$(289)	$(1,095)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to the Trust is reported as a liability of the Parent.

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. and through March 31, 2011 a 50% ownership interest in EVB Mortgage, LLC. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. EVB Mortgage, LLC was formed to originate and sell residential mortgages. Due to the uncertainties surrounding potential regulatory pressures regarding the origination and funding of mortgage loans on one to four family residences, the Company decided in March 2011 to cease the operations of EVB Mortgage, LLC as a joint venture with Southern Trust Mortgage, LLC. On April 1, 2011, the Company entered into an independent contractor agreement with Southern Trust Mortgage, LLC. Under the terms of this agreement, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC.

The Bank had a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank ceased operations of EVB Title, LLC due to low volume and profitability. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Parent’s stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

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

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” most industry-specific guidance, and some cost guidance included in “Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014. However, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted, and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at June 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,990	$-	$915	$14,075
SBA Pool securities	86,790	22	2,386	84,426
Agency mortgage-backed securities	30,897	156	566	30,487
Agency CMO securities	44,076	154	938	43,292
Non agency CMO securities	1,041	-	4	1,037
State and political subdivisions	55,010	416	2,035	53,391
Pooled trust preferred securities	456	292	-	748
FNMA and FHLMC preferred stock	10	166	-	176
Total	$233,270	$1,206	$6,844	$227,632

(dollars in thousands)	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,989	$-	$1,599	$13,390
SBA Pool securities	89,531	35	3,531	86,035
Agency mortgage-backed securities	36,261	104	1,111	35,254
Agency CMO securities	43,277	62	1,961	41,378
Non agency CMO securities*	1,304	2	-	1,306
State and political subdivisions	60,834	177	4,669	56,342
Pooled trust preferred securities	467	282	-	749
FNMA and FHLMC preferred stock	22	459	-	481
Total	$246,685	$1,121	$12,871	$234,935

*The combined unrealized loss on these securities was less than $1.

(dollars in thousands)	June 30, 2014
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,346	$90	$12,256	$104	$26	$12,334
State and political subdivisions	22,580	759	21,821	303	55	22,069
Total	$34,926	$849	$34,077	$407	$81	$34,403

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2013
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,598	$98	$12,500	$-	$547	$11,953
State and political subdivisions	23,867	872	22,995	4	431	22,568
Total	$36,465	$970	$35,495	$4	$978	$34,521

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at June 30, 2014 or December 31, 2013. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss was recorded in Accumulated Other Comprehensive Income and is being amortized over the remaining life of the securities as an adjustment to interest income, beginning during the fourth quarter of 2013. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities all have a guaranty of principal payment by an agency of, or an agency sponsored by, the U.S. government and are rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of June 30, 2014, that security has an estimated fair value that is $292 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair values of securities at June 30, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	June 30, 2014
Available for Sale:	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,558	$4,271
Due after one year through five years	50,405	50,335
Due after five years through ten years	152,322	147,189
Due after ten years	25,985	25,837
Total	$233,270	$227,632

(dollars in thousands)	June 30, 2014
Held to Maturity:	Carrying Value	Estimated Fair Value

Due in one year or less	$-	$-
Due after one year through five years	9,696	9,756
Due after five years through ten years	23,634	23,887
Due after ten years	747	760
Total	$34,077	$34,403

Proceeds from the sales of securities available for sale for the six months ended June 30, 2014 and 2013 were $20.5 million and $32.4 million, respectively. Net realized gains on the sales of securities available for sale for the six months ended June 30, 2014 and 2013 were $489 thousand and $525 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the six months ended June 30, 2014 and 2013 were $9.1 million and $14.8 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity for the six months ended June 30, 2014 were $1.2 million. There were no securities classified as held to maturity for the six months ended June 30, 2013.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Securities with an aggregate book value of $53.9 million and an aggregate fair value of $53.8 million were pledged at June 30, 2014. Securities with an aggregate book value of $88.8 million and an aggregate fair value of $85.0 million were pledged at December 31, 2013.

Securities in an unrealized loss position at June 30, 2014, by duration of the period of the unrealized loss, are shown below:

	June 30, 2014
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$14,075	$915	$14,075	$915
SBA Pool securities	11,336	121	68,127	2,265	79,463	2,386
Agency mortgage-backed securities	3,188	119	14,463	447	17,651	566
Agency CMO securities	23,562	338	15,254	626	38,816	964
Non agency CMO securities	346	3	56	1	402	4
State and political subdivisions	5,684	58	40,659	2,032	46,343	2,090
Total	$44,116	$639	$152,634	$6,286	$196,750	$6,925

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

Based on the Company’s evaluation, management does not believe any unrealized loss at June 30, 2014, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. During the first six months of 2014, interest rates have fallen, specifically in the middle and long-end of the yield curve, which has caused bond prices to rise and thereby reduced the amount of unrealized losses. At June 30, 2014, there are 150 debt securities with fair values totaling $196.8 million considered temporarily impaired. Of these debt securities, 34 with fair values totaling $44.1 million were in an unrealized loss position of less than 12 months and 116 with fair values totaling $152.7 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and no impairment has been recognized. At June 30, 2014, there are no equity securities in an unrealized loss position.

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

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Six Months Ending
(dollars in thousands)	June 30, 2014
Balance, beginning of period	$339
Additions
Initial credit impairments	-
Subsequent credit impairments	-
Reductions
Subsequent chargeoff of previously impaired credits	-
Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $4.5 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning July 1, 2013, and ending June 30, 2014, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2014 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s securities available for sale portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$56,991	8.16%	$53,673	8.17%
Real estate - one to four family residential:
Closed end first and seconds	240,805	34.50%	218,472	33.25%
Home equity lines	97,572	13.98%	99,839	15.19%
Total real estate - one to four family residential	338,377	48.48%	318,311	48.44%
Real estate - multifamily residential	19,932	2.86%	18,077	2.75%
Real estate - construction:
One to four family residential	17,168	2.46%	16,169	2.46%
Other construction, land development and other land	24,827	3.56%	21,690	3.30%
Total real estate - construction	41,995	6.02%	37,859	5.76%
Real estate - farmland	7,207	1.03%	8,172	1.24%
Real estate - non-farm, non-residential:
Owner occupied	128,322	18.38%	126,569	19.26%
Non-owner occupied	75,804	10.86%	74,831	11.39%
Total real estate - non-farm, non-residential	204,126	29.24%	201,400	30.65%
Consumer	15,125	2.17%	16,782	2.55%
Other	14,240	2.04%	2,923	0.44%
Total loans	697,993	100.00%	657,197	100.00%
Less allowance for loan losses	(14,618)		(14,767)
Loans, net	$683,375		$642,430

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$71	$8	$139	$218	$56,773	$56,991
Real estate - one to four family residential:
Closed end first and seconds	6,310	967	1,870	9,147	231,658	240,805
Home equity lines	563	194	331	1,088	96,484	97,572
Total real estate - one to four family residential	6,873	1,161	2,201	10,235	328,142	338,377
Real estate - multifamily residential	-	-	-	-	19,932	19,932
Real estate - construction:
One to four family residential	288	-	132	420	16,748	17,168
Other construction, land development and other land	10	-	-	10	24,817	24,827
Total real estate - construction	298	-	132	430	41,565	41,995
Real estate - farmland	-	-	590	590	6,617	7,207
Real estate - non-farm, non-residential:
Owner occupied	198	37	2,060	2,295	126,027	128,322
Non-owner occupied	-	-	623	623	75,181	75,804
Total real estate - non-farm, non-residential	198	37	2,683	2,918	201,208	204,126
Consumer	122	16	65	203	14,922	15,125
Other	5	-	-	5	14,235	14,240
Total loans	$7,567	$1,222	$5,810	$14,599	$683,394	$697,993

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$2,083	$170	$383	$2,636	$51,037	$53,673
Real estate - one to four family residential:
Closed end first and seconds	6,217	1,513	2,564	10,294	208,178	218,472
Home equity lines	700	303	353	1,356	98,483	99,839
Total real estate - one to four family residential	6,917	1,816	2,917	11,650	306,661	318,311
Real estate - multifamily residential	-	-	-	-	18,077	18,077
Real estate - construction:
One to four family residential	112	176	132	420	15,749	16,169
Other construction, land development and other land	167	-	137	304	21,386	21,690
Total real estate - construction	279	176	269	724	37,135	37,859
Real estate - farmland	808	-	590	1,398	6,774	8,172
Real estate - non-farm, non-residential:
Owner occupied	2,933	-	3,074	6,007	120,562	126,569
Non-owner occupied	1,779	-	23	1,802	73,029	74,831
Total real estate - non-farm, non-residential	4,712	-	3,097	7,809	193,591	201,400
Consumer	283	21	166	470	16,312	16,782
Other	7	-	-	7	2,916	2,923
Total loans	$15,089	$2,183	$7,422	$24,694	$632,503	$657,197

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans	$9,770	$11,018
Loans past due 90 days and accruing interest	-	-
Restructured loans (accruing)	16,383	16,026

At June 30, 2014 and December 31, 2013, there were approximately $4.0 million and $4.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

The following table presents the recorded investment in nonaccrual loans by class at June 30, 2014 and December 31, 2013:

	Nonaccrual
	June 30,	December 31,
(dollars in thousands)	2014	2013
Commercial, industrial and agricultural	$139	$383
Real estate - one to four family residential:
Closed end first and seconds	4,411	5,630
Home equity lines	506	688
Total real estate - one to four family residential	4,917	6,318
Real estate - construction:
One to four family residential	132	318
Other construction, land development and other land	-	137
Total real estate - construction	132	455
Real estate - farmland	590	590
Real estate - non-farm, non-residential:
Owner occupied	2,914	3,074
Non-owner occupied	623	23
Total real estate - non-farm, non-residential	3,537	3,097
Consumer	455	175
Total loans	$9,770	$11,018

At June 30, 2014 and December 31, 2013, the Company did not have any loans past due 90 days and accruing interest.

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

The Company uses a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines. The past due status of a loan is based on the contractual due date of the most delinquent payment due. The past due grading of consumer loans is based on the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and over 90 days past due. The consumer loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest, are greater than 90 days past due and accruing interest or considered impaired. Non-impaired consumer loans are assigned an allowance factor which increases with the severity of past due status. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

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

The following table presents commercial loans by credit quality indicator at June 30, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$49,473	$2,407	$2,847	$84	$2,180	$56,991
Real estate - multifamily residential	19,932	-	-	-	-	19,932
Real estate - construction:
One to four family residential	16,290	229	350	-	299	17,168
Other construction, land development and other land	8,445	3,896	6,825	-	5,661	24,827
Total real estate - construction	24,735	4,125	7,175	-	5,960	41,995
Real estate - farmland	6,284	333	590	-	-	7,207
Real estate - non-farm, non-residential:
Owner occupied	93,515	8,276	12,121	-	14,410	128,322
Non-owner occupied	52,355	6,079	7,008	-	10,362	75,804
Total real estate - non-farm, non-residential	145,870	14,355	19,129	-	24,772	204,126
Total commercial loans	$246,294	$21,220	$29,741	$84	$32,912	$330,251

The following table presents commercial loans by credit quality indicator at December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate - multifamily residential	18,077	-	-	-	-	18,077
Real estate - construction:
One to four family residential	14,890	235	738	-	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	-	3,314	21,690
Total real estate - construction	21,528	7,339	5,372	-	3,620	37,859
Real estate - farmland	6,288	338	1,068	-	478	8,172
Real estate - non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	-	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	-	8,372	74,831
Total real estate - non-farm, non-residential	130,593	28,874	23,503	-	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

At June 30, 2014 and December 31, 2013, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2014:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$228,954	$11,851	$240,805
Home equity lines	96,824	748	97,572
Total real estate - one to four family residential	325,778	12,599	338,377
Consumer	14,678	447	15,125
Other	13,775	465	14,240
Total consumer loans	$354,231	$13,511	$367,742

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

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2014:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	June 30, 2014
Commercial, industrial and agricultural	$1,787	$(290)	$30	$(331)	$1,196
Real estate - one to four family residential:
Closed end first and seconds	2,859	(304)	211	(188)	2,578
Home equity lines	1,642	(54)	13	244	1,845
Total real estate - one to four family residential	4,501	(358)	224	56	4,423
Real estate - multifamily residential	79	-	-	29	108
Real estate - construction:
One to four family residential	364	-	6	(69)	301
Other construction, land development and other land	1,989	-	2	501	2,492
Total real estate - construction	2,353	-	8	432	2,793
Real estate - farmland	116	-	-	11	127
Real estate - non-farm, non-residential:
Owner occupied	3,236	-	27	(1,144)	2,119
Non-owner occupied	1,770	-	3	855	2,628
Total real estate - non-farm, non-residential	5,006	-	30	(289)	4,747
Consumer	387	(86)	55	(1)	355
Other	538	(26)	14	343	869
Total	$14,767	$(760)	$361	$250	$14,618

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2013:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2013	Charge-offs	Recoveries	Provision	June 30, 2013
Commercial, industrial and agricultural	$2,340	$(559)	$102	$485	$2,368
Real estate - one to four family residential:
Closed end first and seconds	2,876	(269)	33	523	3,163
Home equity lines	720	(58)	1	105	768
Total real estate - one to four family residential	3,596	(327)	34	628	3,931
Real estate - multifamily residential	62	-	-	(2)	60
Real estate - construction:
One to four family residential	419	(51)	31	(106)	293
Other construction, land development and other land	3,897	(950)	67	(694)	2,320
Total real estate - construction	4,316	(1,001)	98	(800)	2,613
Real estate - farmland	41	-	-	(11)	30
Real estate - non-farm, non-residential:
Owner occupied	5,092	(449)	-	562	5,205
Non-owner occupied	4,093	(1,534)	-	234	2,793
Total real estate - non-farm, non-residential	9,185	(1,983)	-	796	7,998
Consumer	215	(75)	58	46	244
Other	583	(72)	20	58	589
Total	$20,338	$(4,017)	$312	$1,200	$17,833

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2014:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$42	$1,154	$1,196	$2,180	$54,811	$56,991
Real estate - one to four family residential:
Closed end first and seconds	1,416	1,162	2,578	9,981	230,824	240,805
Home equity lines	-	1,845	1,845	417	97,155	97,572
Total real estate - one to four family residential	1,416	3,007	4,423	10,398	327,979	338,377
Real estate - multifamily residential	-	108	108	-	19,932	19,932
Real estate - construction:
One to four family residential	173	128	301	299	16,869	17,168
Other construction, land development and other land	1,382	1,110	2,492	5,661	19,166	24,827
Total real estate - construction	1,555	1,238	2,793	5,960	36,035	41,995
Real estate - farmland	-	127	127	-	7,207	7,207
Real estate - non-farm, non-residential:
Owner occupied	944	1,175	2,119	14,410	113,912	128,322
Non-owner occupied	1,648	980	2,628	10,362	65,442	75,804
Total real estate - non-farm, non-residential	2,592	2,155	4,747	24,772	179,354	204,126
Consumer	114	241	355	382	14,743	15,125
Other	302	567	869	465	13,775	14,240
Total	$6,021	$8,597	$14,618	$44,157	$653,836	$697,993

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$612	$1,175	$1,787	$2,000	$51,673	$53,673
Real estate - one to four family residential:
Closed end first and seconds	1,833	1,026	2,859	10,048	208,424	218,472
Home equity lines	-	1,642	1,642	175	99,664	99,839
Total real estate - one to four family residential	1,833	2,668	4,501	10,223	308,088	318,311
Real estate - multifamily residential	-	79	79	-	18,077	18,077
Real estate - construction:
One to four family residential	180	184	364	306	15,863	16,169
Other construction, land development and other land	802	1,187	1,989	3,314	18,376	21,690
Total real estate - construction	982	1,371	2,353	3,620	34,239	37,859
Real estate - farmland	-	116	116	478	7,694	8,172
Real estate - non-farm, non-residential:
Owner occupied	1,223	2,013	3,236	10,058	116,511	126,569
Non-owner occupied	617	1,153	1,770	8,372	66,459	74,831
Total real estate - non-farm, non-residential	1,840	3,166	5,006	18,430	182,970	201,400
Consumer	104	283	387	302	16,480	16,782
Other	311	227	538	472	2,451	2,923
Total	$5,682	$9,085	$14,767	$35,525	$621,672	$657,197

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,180	$2,180	$290	$1,890	$42	$2,184	$64
Real estate - one to four family residential:
Closed end first and seconds	9,981	10,081	3,462	6,519	1,416	10,033	178
Home equity lines	417	417	417	-	-	213	-
Total real estate - one to four family residential	10,398	10,498	3,879	6,519	1,416	10,246	178
Real estate - construction:
One to four family residential	299	299	-	299	173	360	4
Other construction, land development and other land	5,661	5,661	-	5,661	1,382	5,173	157
Total real estate - construction	5,960	5,960	-	5,960	1,555	5,533	161
Real estate - non-farm, non-residential:
Owner occupied	14,410	15,896	10,013	4,397	944	11,492	95
Non-owner occupied	10,362	10,362	4,676	5,686	1,648	8,558	139
Total real estate - non-farm, non-residential	24,772	26,258	14,689	10,083	2,592	20,050	234
Consumer	382	382	25	357	114	457	11
Other	465	465	8	457	302	471	-
Total loans	$44,157	$45,743	$18,891	$25,266	$6,021	$38,941	$648

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$-	$2,000	$612	$1,712	$97
Real estate - one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	-	-	382	-
Total real estate - one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate - construction:
One to four family residential	306	306	-	306	180	794	9
Other construction, land development and other land	3,314	5,662	-	3,314	802	8,581	161
Total real estate - construction	3,620	5,968	-	3,620	982	9,375	170
Real estate - farmland	478	478	478	-	-	428	32
Real estate - non-farm, non-residential:
Owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Non-owner occupied	8,372	8,372	4,357	4,015	617	9,353	348
Total real estate - non-farm, non-residential	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	-	302	104	203	22
Other	472	472	9	463	311	504	-
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

The following tables present, by class of loans, information related to loans modified as TDRs during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	3	$512	$513	2	$225	$225
Consumer	2	385	385	-	-	-
Total	5	$897	$898	2	$225	$225

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	3	$512	$513	4	$570	$570
Real estate - non-farm, non-residential:
Non-owner occupied	-	-	-	1	164	164
Consumer	2	385	385	-	-	-
Total	5	$897	$898	5	$734	$734

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended June 30, 2014 and 2013 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	-	$-	1	$55
Real estate - non-farm, non-residential:
Non-owner occupied	-	-	1	164
Total	-	$-	2	$219

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	-	$-	2	$234
Real estate - non-farm, non-residential:
Non-owner occupied	-	-	1	164
Total	-	$-	3	$398

Note 4. Deferred Income Taxes

As of June 30, 2014 and December 31, 2013, the Company had recorded net deferred income tax assets of approximately $15.5 million and $18.9 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2014 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the 2013 Form 10-K.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Land and improvements	$6,425	$6,421
Buildings and leasehold improvements	22,917	22,678
Furniture, fixtures and equipment	20,467	19,765
Construction in progress	377	212
	50,186	49,076
Less accumulated depreciation	(28,661)	(27,630)
Net balance	$21,525	$21,446

Depreciation and amortization of bank premises and equipment for the six months ended June 30, 2014 and 2013 amounted to $1.0 million for both periods, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the six months ended June 30, 2014 and the year ended December 31, 2013:

Federal funds purchased	June 30,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$5	$-
Average balance for the period	$140	$14
Weighted average rate for the period	0.72%	0.79%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements	June 30,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$3,482	$3,009
Maximum balance at any month end during the period	$3,482	$3,770
Average balance for the period	$3,189	$3,475
Weighted average rate for the period	0.59%	0.60%
Weighted average rate at period end	0.59%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at June 30, 2014 consisted of $1.2 million using a daily rate credit, which was due on demand, and $75.6 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2013 consisted of $18.9 million using a daily rate credit, which was due on demand, and a $23.0 million fixed rate one month advance.

The table below presents selected information on short-term borrowings during the six months ended June 30, 2014 and the year ended December 31, 2013:

Short-term borrowings	June 30,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$76,760	$41,940
Maximum balance at any month end during the period	$76,760	$62,124
Average balance for the period	$70,754	$16,963
Weighted average rate for the period	0.20%	0.22%
Weighted average rate at period end	0.21%	0.23%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. During August 2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. The $107.5 million convertible advances had fixed rates of interest unless the FHLB would have exercised its option to convert the interest on these advances from fixed rate to variable rate. At June 30, 2014 and December 31, 2013, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $264.5 million at June 30, 2014. This line of credit totaled $212.0 million with approximately $121.7 million available at June 30, 2014. As of June 30, 2014 and December 31, 2013, loans with a carrying value of $305.9 million and $285.6 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $76.8 million and $41.9 million as of June 30, 2014 and December 31, 2013, respectively.

Note 7. Income Per Common Share

The following tables show the weighted average number of common shares used in computing income per common share and the effect on the weighted average number of shares of potential dilutive common stock.

	Three Months Ended
	June 30, 2014	June 30, 2013
Weighted average common shares outstanding for basic income per common share	11,862,367	7,040,413
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	1,094,106
Weighted average common shares outstanding for diluted income per common share	17,102,559	8,134,519
Basic income per common share	$0.10	$0.04
Diluted income per common share	$0.06	$0.04

	Six Months Ended
	June 30, 2014	June 30, 2013
Weighted average common shares outstanding for basic income per common share	11,862,367	6,557,664
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	550,075
Weighted average common shares outstanding for diluted income per common share	17,102,559	7,107,739
Basic income per common share	$0.22	$0.15
Diluted income per common share	$0.15	$0.14

At June 30, 2014 and 2013, options to acquire 145,437 and 179,412 shares of common stock, respectively, were not included in computing diluted income per common share because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock (the “Series B Preferred Stock”) through private placements to certain investors. For more information related to the conversion rights on these preferred shares, see Note 11 – Preferred Stock and Warrant.

Note 8. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. Under the terms of the 2003 Plan document, after April 17, 2013 no awards of shares of common stock may be granted under the 2003 Plan. Any awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remain outstanding and will vest in accordance with their regular terms.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 322,000 shares still available to be granted as awards under the 2007 Plan as of June 30, 2014.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the six months ended June 30, 2014 and 2013.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2014	152,287	$19.09
Forfeited	(6,850)	20.25
Stock options outstanding at June 30, 2014	145,437	$19.03	2.15	$-

Stock options exercisable at June 30, 2014	145,437	$19.03	2.15	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at June 30, 2014:

Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
Exercise	Number	Remaining	Exercise	Number
Price	Outstanding	Term	Price	Exercisable
$19.92	23,950	0.00 years*	$19.92	23,950
$20.57	32,662	1.00 years	$20.57	32,662
$21.16	38,325	2.25 years	$21.16	38,325
$19.25	26,750	3.25 years	$19.25	26,750
$12.36	23,750	4.25 years	$12.36	23,750
$19.03	145,437	2.15 years	$19.03	145,437

*These options expire on July 1, 2014.

On November 18, 2013, the Company granted 38,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of Troubled Asset Relief Program (“TARP”) compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date. On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest 40% on the second anniversary of the grant date and 20% on each of the third, fourth and fifth anniversaries of the grant date.

For the three and six months ended June 30, 2014, restricted stock compensation expense was $19 thousand and $39 thousand, respectively, compared to restricted stock compensation expense of $7 thousand and $14 thousand, respectively, for the three and six months ended June 30, 2013. Restricted stock was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.70 per share for the 2013 award and $3.72 per share for the 2012 award. No restricted stock was granted or forfeited during the six months ended June 30, 2014.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2014	73,500	$5.30
Vested	(15,100)	3.93
Nonvested as of June 30, 2014	58,400	$5.66

At June 30, 2014, there was $300 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Components of Net Periodic Pension Benefit
Interest cost	$111	$115	$223	$230
Expected return on plan assets	(186)	(176)	(372)	(352)
Amortization of prior service cost	2	2	4	4
Recognized net actuarial loss	-	31	-	62
Net periodic pension benefit	$(73)	$(28)	$(145)	$(56)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of June 30, 2014.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,075	$-	$14,075
SBA Pool securities	-	84,426	-	84,426
Agency mortgage-backed securities	-	30,487	-	30,487
Agency CMO securities	-	43,292	-	43,292
Non agency CMO securities	-	1,037	-	1,037
State and political subdivisions	-	53,391	-	53,391
Pooled trust preferred securities	-	748	-	748
FNMA and FHLMC preferred stock	-	176	-	176
Total securities available for sale	$-	$227,632	$-	$227,632

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,390	$-	$13,390
SBA Pool securities	-	86,035	-	86,035
Agency mortgage-backed securities	-	35,254	-	35,254
Agency CMO securities	-	41,378	-	41,378
Non agency CMO securities	-	1,306	-	1,306
State and political subdivisions	-	56,342	-	56,342
Pooled trust preferred securities	-	749	-	749
FNMA and FHLMC preferred stock	-	481	-	481
Total securities available for sale	$-	$234,935	$-	$234,935

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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$19,245	$19,245
Other real estate owned	$-	$-	$601	$601

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$16,086	$16,086
Other real estate owned	$-	$-	$800	$800

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2014 and December 31, 2013:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2014

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$19,245	Discounted appraised value	Selling cost	0% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 11% (3%)

Other real estate owned	$601	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 34% (14%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2013

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$16,086	Discounted appraised value	Selling cost	0% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

Other real estate owned	$800	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 28% (13%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At June 30, 2014 and December 31, 2013, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at June 30, 2014 Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	June 30,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2014
		(dollars in thousands)
Assets:
Cash and short-term investments	$12,960	$12,960	$-	$-	$12,960
Interest bearing deposits with banks	3,603	3,603	-	-	3,603
Securities available for sale	227,632	-	227,632	-	227,632
Securities held to maturity	34,077	-	34,403	-	34,403
Restricted securities	7,230	-	7,230	-	7,230
Loans, net	683,375	-	-	692,075	692,075
Bank owned life insurance	21,432	-	21,432	-	21,432
Accrued interest receivable	3,762	-	3,762	-	3,762
Total	$994,071	$16,563	$294,459	$692,075	$1,003,097

Liabilities:
Noninterest-bearing demand deposits	$139,066	$139,066	$-	$-	$139,066
Interest-bearing deposits	682,460	-	626,733	-	626,733
Federal funds purchased and repurchase agreements	3,482	3,482	-	-	3,482
Short-term borrowings	76,760	76,760	-	-	76,760
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	341	-	341	-	341
Total	$912,419	$219,308	$637,384	$-	$856,692

		Fair Value Measurements at December 31, 2013 Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2013
		(dollars in thousands)
Assets:
Cash and short-term investments	$13,944	$13,944	$-	$-	$13,944
Interest bearing deposits with banks	5,402	5,402	-	-	5,402
Securities available for sale	234,935	-	234,935	-	234,935
Securities held to maturity	35,495	-	34,521	-	34,521
Restricted securities	5,549	-	5,549	-	5,549
Loans, net	642,430	-	-	653,125	653,125
Bank owned life insurance	21,158	-	21,158	-	21,158
Accrued interest receivable	3,893	-	3,893	-	3,893
Total	$962,806	$19,346	$300,056	$653,125	$972,527

Liabilities:
Noninterest-bearing demand deposits	$126,861	$126,861	$-	$-	$126,861
Interest-bearing deposits	707,601	-	614,747	-	614,747
Federal funds purchased and repurchase agreements	3,009	3,009	-	-	3,009
Short-term borrowings	41,940	41,940	-	-	41,940
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,324	-	1,324	-	1,324
Total	$891,045	$171,810	$626,381	$-	$798,191

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

On May 15, 2014, the Company deferred its fourteenth consecutive dividend on the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default.  Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income.  As of June 30, 2014, the Company had accumulated $4.7 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at any annual meeting (or a special meeting called for that purpose) until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date, the holders of the Series A Preferred Stock have not yet exercised this right. On July 24, 2014, the Company declared $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock, payable on August 15, 2014.

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

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2014 and December 31, 2013, the interest rate was 3.18% and 3.19%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2014 and December 31, 2013, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements as disclosed in Note 14 – Regulatory Agreements. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debentures.

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

During 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised risk weighting framework, and other related changes to the prompt corrective action framework. For a summary of these regulatory changes, refer to Part I, Item 1. “Business” under the heading “Regulation and Supervision—Capital Requirements” in the 2013 Form 10-K.

As of June 30, 2014, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the June 30, 2014 and December 31, 2013 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

			Minimum To Be
As of June 30, 2014			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	20.03%	8.00%	N/A
Bank	14.80%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	18.77%	4.00%	N/A
Bank	13.54%	4.00%	6.00%

Leverage Ratio:
Company	12.66%	4.00%	N/A
Bank	9.13%	4.00%	5.00%

			Minimum to be
As of December 31, 2013			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	19.48%	8.00%	N/A
Bank	13.98%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	18.22%	4.00%	N/A
Bank	12.71%	4.00%	6.00%

Leverage Ratio:
Company	12.06%	4.00%	N/A
Bank	8.43%	4.00%	5.00%

Note 14. Regulatory Agreements

The Company and the Bank were formerly parties to formal and informal agreements with federal and state banking regulators, as summarized below.

On February 17, 2011, the Parent and the Bank entered into a written agreement with the Reserve Bank and the Bureau (the “Written Agreement”). The Written Agreement was terminated on July 30, 2013. The Written Agreement had required the Bank, among other things, to develop plans for improving numerous aspects of the Bank’s operations and management, required the Bank to improve asset quality, restricted certain types of credit extensions and imposed a number of measures designed to preserve the Bank’s capital.

On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding with the Reserve Bank and the Bureau (the “MOU”). The MOU was terminated effective March 13, 2014.

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

Note 15. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification	4,364	-	4,364
Reclassification adjustment for gains included in net income	(323)	-	(323)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	80	-	80
Net current period other comprehensive income	4,121	-	4,121
Balance at June 30, 2014	$(4,275)	$(472)	$(4,747)

Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclassification	(6,197)	-	(6,197)
Reclassification adjustment for gains included in net income	(346)	-	(346)
Net current period other comprehensive (loss)	(6,543)	-	(6,543)
Balance at June 30, 2013	$(4,619)	$(1,488)	$(6,107)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense.

During the three and six months ended June 30, 2014 and 2013, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Gains on sale of available for sale securities	$109	$58	$489	$525
Less: tax effect	(37)	(20)	(166)	(179)
Net gains on the sale of available for sale securities	$72	$38	$323	$346

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(78)	$-	$(121)	$-
Less: tax effect	26	-	41	-
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(52)	$-	$(80)	$-

Note 16. Proposed Acquisition

On May 29, 2014, the Company entered into a definitive agreement and plan of reorganization pursuant to which the Company will acquire Virginia Company Bank (“VCB”), pursuant to a merger of VCB with and into EVB, with EVB surviving, in a cash and stock transaction. VCB is a Virginia state chartered bank with total assets of approximately $133 million at June 30, 2014 with locations in Newport News, Williamsburg and Hampton, Virginia. The agreement and plan of reorganization has been unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2014, pending regulatory approvals, the approval of VCB’s common shareholders and satisfaction of other customary closing conditions.

Note 17. Subsequent Events

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

Based on this evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends and the ability to realize deferred tax assets; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the effect of future sales of investment securities or foreclosed properties; (vi) statements regarding the Company’s liquidity; (vii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (viii) statements regarding future asset quality, including expected levels of charge-offs; (ix) statements regarding potential changes to laws, regulations or administrative guidance; (x) statements regarding business initiatives related to and the use of proceeds from the private placements (“the Private Placements”) and the rights offering (the “Rights Offering”) the Company completed in 2013, including expected future interest expenses and net interest margin following the prepayment of long-term FHLB advances; and (xi) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

☐	factors that adversely affect our business initiatives related to the use of proceeds from the Rights Offering and the Private Placements, including, without limitation, changes in market conditions that adversely affect our ability to dispose of or work out assets adversely classified by us on advantageous terms or at all;
☐	our ability and efforts to assess, manage and improve our asset quality;
☐	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;

☐	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;
☐	the effects of our adjustments to the composition of our investment portfolio;
☐	the impact of government intervention in the banking business;
☐	an insufficient allowance for loan losses;
☐	our ability to meet the capital requirements of our regulatory agencies;

☐	changes in laws, regulations and the policies of federal or state regulators and agencies, including rules to implement the Basel III capital framework and for calculating risk weighted assets;
☐	adverse reactions in financial markets related to the budget deficit of the United States government;
☐	changes in the interest rates affecting our deposits and loans;
☐	the loss of any of our key employees;
☐	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;
☐	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
☐	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
☐	our ability to maintain internal control over financial reporting;
☐	our ability to realize our deferred tax assets, including in the event we experience an ownership change as defined by Section 382 of the Code;
☐	our ability to raise capital as needed by our business;
☐	our reliance on secondary sources, such as FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;
☐	possible changes to our Board of Directors, including in connection with the Private Placements and deferred dividends on our Series A Preferred Stock;
☐	the future prospects of the combined organization following the acquisition of VCB; and
☐	other circumstances, many of which are beyond our control.

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

The Company cautions the reader that the above list of important factors is not all-inclusive. These forward-looking statements are made as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements to reflect the impact of any circumstances or events, including unanticipated events, that arise after the date the forward-looking statements are made.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 1. “Financial Statements,” under the heading “Note 4. Deferred Income Taxes” in this Quarterly Report on Form 10-Q and Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 1. Summary of Significant Accounting Policies” and “Note 10. Income Taxes” in the 2013 Form 10-K.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the 2013 Form 10-K.

Business Overview

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

The Company is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first six months of 2014, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Local markets also experienced harsh winter weather during the first quarter of 2014 that further slowed economic activity. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Strategic Initiatives and Pending Acquisition of Virginia Company Bank

The Company has used a portion of the gross proceeds from its Private Placements and Rights Offerings in 2013 (the “2013 Capital Initiative”) for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), and improvement of the Company’s balance sheet through the restructuring of FHLB advances. During the third quarter of 2013, the Company prepaid $107.5 million of its long-term FHLB advances, and also accelerated the resolution and disposition of adversely classified assets. The extinguishment of the higher rate long-term FHLB advances triggered an $11.5 million prepayment penalty that was fully recognized during the third quarter of 2013. During May 2014, the Company announced its intent to repay up to $15.0 million of the Company’s Series A Preferred Stock originally issued to the Treasury through TARP. The Company plans to effectuate a portion of this repayment through one or more transactions during the second half of 2014. During the remainder of 2014, the Company also plans to focus on online and mobile banking options offered to the Bank’s customers, including introducing or improving the Bank’s portfolio of internet and mobile banking products and services. As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success. While the Company largely has worked through the economic challenges of the past few years, the Company will look at the remainder of 2014 and into 2015 as an opportunity to strengthen its current branch network in existing markets and explore business development initiatives and strategic opportunities to grow the Company’s business. The Company completed one such initiative – the acquisition of a 4.9% interest in Southern Trust Mortgage, LLC – during May 2014.

In addition, on May 29, 2014, the Company announced the signing of a definitive merger agreement pursuant to which the Company would acquire VCB via a merger of VCB with and into EVB, with EVB surviving (such acquisition, the “Acquisition”). For more information on this pending acquisition refer to Item 1. “Financial Statements,” under the heading “Note 16. Proposed Acquisition” in this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2014.

Summary of Second Quarter 2014 and Year to Date Operating Results and Financial Condition

Table 1: Performance Summary
	Three Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013
Net income (1)	$1,655	$673
Net income available to common shareholders (1)	$1,114	$297
Basic income per common share	$0.10	$0.04
Diluted income per common share	$0.06	$0.04
Return on average assets (annualized)	0.43%	0.11%
Return on average common shareholders' equity (annualized)	4.76%	1.48%
Net interest margin (tax equivalent basis)	3.82%	3.21%

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013
Net income (1)	$3,651	$1,753
Net income available to common shareholders (1)	$2,592	$1,001
Basic income per common share	$0.22	$0.15
Diluted income per common share	$0.15	$0.14
Return on average assets (annualized)	0.50%	0.19%
Return on average common shareholders' equity (annualized)	5.68%	2.58%
Net interest margin (tax equivalent basis)	3.88%	3.22%

(1) The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock.

The Company’s results continue to be positively impacted by asset quality improvements and the extinguishment of long-term FHLB advances in the third quarter of 2013, as discussed in greater detail below. The prepayment of these advances has significantly improved the Company’s financial position and net interest margin for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.

For the three months ended June 30, 2014, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $962 thousand from the same period in 2013, principally due to a $1.4 million decrease in interest expense that was primarily driven by the elimination of higher-rate, longer term FHLB advances during the third quarter of 2013 and the current low rate environment;
•	Net interest margin (tax equivalent basis) increased 61 basis points to 3.82% during the second quarter of 2014 as compared to 3.21% for the same period in 2013;
•	No provision for loan losses during the second quarter of 2014 compared to $600 thousand for the same period in 2013, reflecting the Company’s conservative approach to provisioning for the allowance for loan losses in prior periods and a reduction in net charge-offs to $288 thousand for the second quarter of 2014 from $2.3 million in the same period of 2013;
•	Increase in nonperforming assets of $1.6 million from March 31, 2014 to June 30, 2014 due primarily to the Company placing three loans on nonaccrual status as a result of the continued deteriorating financial condition of the borrowers in the second quarter of 2014;
•	Expenses related to FDIC insurance premiums declined to $305 thousand, compared to $596 thousand for the same period in 2013, as the Company faced lower FDIC insurance assessment rates following termination of the Written Agreement;
•	Other operating expenses increased $270 thousand during the second quarter of 2014 as compared to the same period in 2013 and was driven primarily by higher legal and professional fees; and
•	Increase in the effective dividend on preferred stock of $165 thousand from the same period in 2013 due primarily to the dividend rate of the Company’s Series A Preferred Stock increasing from 5% to 9% in the first quarter of 2014.

For the six months ended June 30, 2014, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $2.2 million from the same period in 2013, principally due to a $2.8 million decrease in interest expense due to the same factors as discussed for the three month comparison above;
•	Net interest margin (tax equivalent basis) increased 66 basis points to 3.88% for the six months ended June 30, 2014 as compared to 3.22% for the same period in 2013;
•	Provision for loan losses of $250 thousand compared to $1.2 million for the same period in 2013, reflecting a reduction in net charge-offs to $399 thousand for the six months ended June 30, 2014, from $3.7 million in the same period of 2013;
•	Decrease in nonperforming assets of $1.4 million during the first six months of 2014 as compared to December 31, 2013 due to the Company’s continued focus on credit quality initiatives to improve its asset quality and resolve nonperforming assets;
•	Expenses related to FDIC insurance premiums of $637 thousand, compared to $1.2 million for the same period in 2013;
•	Other operating expenses increased $345 thousand during the first six months of 2014 as compared to the same period in 2013 and was driven primarily by higher legal and professional fees; and
•	Increase in the effective dividend on preferred stock of $307 thousand from the same period in 2013 due primarily to the dividend rate of the Company’s Series A Preferred Stock increasing from 5% to 9% in the first quarter of 2014.

Capital Management

As we first reported in our Quarterly Report on Form 10-Q for March 31, 2011, the Company has taken actions to preserve capital by deferring its regular quarterly cash dividend with respect to its Series A Preferred Stock which the Company originally issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program in January 2009. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred stock held by Treasury to private investors. On May 15, 2014, the Company deferred its fourteenth consecutive dividend on the Series A Preferred Stock. As of June 30, 2014, the Company had accumulated $4.7 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at any annual meeting (or a special meeting called for that purpose) until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date the holders of the Series A Preferred Stock have not yet exercised this right. The Company is also not currently paying dividends on its common stock and Series B Preferred Stock.

On July 24, 2014, the Company declared $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock, payable on August 15, 2014.

The Company had also previously deferred regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities beginning with the second quarter of 2011, as permitted under the related indenture. During the second quarter of 2014, the Company paid all current and deferred interest on its outstanding Junior Subordinated Debentures.

The actions to suspend and defer dividend and interest payments to preserve capital, while difficult, have been necessary to ensure the financial strength of the Company. As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore dividends on its common stock and Series B Preferred Stock. For additional information about regulatory capital requirements applicable to the Company and the Company’s former formal and informal regulatory agreements, refer to Item 1. “Financial Statements,” under the headings “Note 13. Capital Requirements” and “Note 14. Regulatory Agreements,” respectively in this Quarterly Report on Form 10-Q.

Results of Operations

As discussed above, the Company’s results of operations for the three and six months ended June 30, 2014 were primarily driven by improved net interest margins related to the extinguishment of long-term FHLB advances in the third quarter of 2013. These improved financial results were achieved despite decreased yields on the Company’s loan portfolio, the largest segment of earning assets, during the three and six months ended June 30, 2014 as compared to the same periods in 2013. Additionally, a reduced provision for loan losses positively impacted earnings during the three and six months ended June 30, 2014. Credit quality continues to receive significant management attention to ensure that the Company continues to identify credit problems and improve the quality of its asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to June 30, 2014 demonstrating the Company’s positive asset quality progress. The Company remains diligent and focused on the management of its credit quality and is fully committed to quickly and aggressively addressing problem credits. Additional analysis and breakout of the Company’s nonperforming assets are presented later in this Item 2 under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations and the yield of our interest earning assets compared to our cost of funding these assets.

Net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve Board policies and the economy. The spread that can be earned between interest earning assets and interest-bearing liabilities is also dependent to a large extent on the slope of the yield curve, which in recent periods has been significantly impacted by initiatives of the Federal Reserve Board intended to lower long-term interest rates.

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2014 and 2013.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$236,634	$1,338	2.27%	$257,275	$1,307	2.04%
Restricted securities	6,779	89	5.27%	8,949	83	3.72%
Tax exempt (2)	29,521	294	3.99%	22,988	218	3.80%
Total securities	272,934	1,721	2.53%	289,212	1,608	2.23%
Interest bearing deposits in other banks	5,097	4	0.31%	58,826	40	0.27%
Federal funds sold	121	-	0.00%	114	-	0.00%
Loans, net of unearned income (3)	685,491	8,562	5.01%	674,528	9,052	5.38%
Total earning assets	963,643	10,287	4.28%	1,022,680	10,700	4.20%
Less allowance for loan losses	(14,898)			(18,992)
Total non-earning assets	98,403			94,736
Total assets	$1,047,148			$1,098,424

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$259,279	$233	0.36%	$246,254	$234	0.38%
Savings	89,334	30	0.13%	90,779	40	0.18%
Money market savings	113,929	116	0.41%	127,579	134	0.42%
Large dollar certificates of deposit (4)	99,525	307	1.24%	129,854	428	1.32%
Other certificates of deposit	124,096	292	0.94%	129,523	390	1.21%
Total interest-bearing deposits	686,163	978	0.57%	723,989	1,226	0.68%
Federal funds purchased and repurchase agreements	3,274	5	0.61%	3,432	5	0.58%
Short-term borrowings	68,547	36	0.21%	-	-	0.00%
Long-term borrowings	-	-	0.00%	117,500	1,187	4.05%
Trust preferred debt	10,310	88	3.42%	10,310	87	3.38%
Total interest-bearing liabilities	768,294	1,107	0.58%	855,231	2,505	1.17%
Noninterest-bearing liabilities
Demand deposits	134,605			126,706
Other liabilities	4,801			7,261
Total liabilities	907,700			989,198
Shareholders' equity	139,448			109,226
Total liabilities and shareholders' equity	$1,047,148			$1,098,424

Net interest income (2)		$9,180			$8,195

Interest rate spread (2)(5)			3.70%			3.03%
Interest expense as a percent of average earning assets			0.46%			0.98%
Net interest margin (2)(6)			3.82%			3.21%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $90 adjustment for 2014 and a $67 adjustment in 2013.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

(dollars in thousands)

	Six Months Ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$238,849	$2,845	2.40%	$261,544	$2,729	2.10%
Restricted securities	7,006	191	5.50%	9,088	169	3.75%
Tax exempt (2)	29,893	600	4.05%	17,968	344	3.86%
Total securities	275,748	3,636	2.66%	288,600	3,242	2.27%
Interest bearing deposits in other banks	6,288	8	0.26%	54,514	65	0.24%
Federal funds sold	132	-	0.00%	234	-	0.00%
Loans, net of unearned income (3)	681,821	17,112	5.06%	674,306	18,008	5.39%
Total earning assets	963,989	20,756	4.34%	1,017,654	21,315	4.22%
Less allowance for loan losses	(14,842)			(19,674)
Total non-earning assets	98,946			91,764
Total assets	$1,048,093			$1,089,744

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$258,234	$461	0.36%	$245,404	$470	0.39%
Savings	89,757	60	0.13%	89,529	80	0.18%
Money market savings	116,494	241	0.42%	129,950	283	0.44%
Large dollar certificates of deposit (4)	100,143	608	1.22%	128,327	859	1.35%
Other certificates of deposit	124,591	595	0.96%	131,262	808	1.24%
Total interest-bearing deposits	689,219	1,965	0.57%	724,472	2,500	0.70%
Federal funds purchased and repurchase agreements	3,329	10	0.61%	3,363	10	0.60%
Short-term borrowings	70,754	71	0.20%	-	-	0.00%
Long-term borrowings	-	-	0.00%	117,500	2,361	4.05%
Trust preferred debt	10,310	176	3.44%	10,310	174	3.40%
Total interest-bearing liabilities	773,612	2,222	0.58%	855,645	5,045	1.19%
Noninterest-bearing liabilities
Demand deposits	132,074			122,171
Other liabilities	4,745			7,226
Total liabilities	910,431			985,042
Shareholders' equity	137,662			104,702
Total liabilities and shareholders' equity	$1,048,093			$1,089,744

Net interest income (2)		$18,534			$16,270

Interest rate spread (2)(5)			3.76%			3.03%
Interest expense as a percent of average earning assets			0.46%			1.00%
Net interest margin (2)(6)			3.88%			3.22%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $183 adjustment for 2014 and a $105 adjustment in 2013.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the second quarter of 2014 increased $962 thousand, or 11.8%, when compared to the second quarter of 2013. Net interest income in the six months ended June 30, 2014 increased $2.2 million, or 13.5%, when compared to the same period in 2013. The Company’s net interest margin increased to 3.82% and 3.88% for the three and six months ended June 30, 2014, representing 61 and 66 basis point increases, respectively, over the Company’s net interest margins for the three and six months ended June 30, 2013.

The most significant factors impacting net interest income and net interest margin during these periods were as follows:

Positive Impacts:

•	Extinguishment of higher-rate long-term FHLB advances during the third quarter of 2013, which drove declines in the Company’s interest expense and rate paid on average interest-bearing liabilities;
•	Decreases in the average balances of and average rates paid on total interest-bearing deposits;
•	Increasing yields on the investment securities portfolio driven by increases in interest rates over the comparable periods and rebalancing efforts during late 2013 and the first half of 2014, which largely consisted of accelerated prepayments on lower yield Agency mortgage-backed and Agency CMO securities and a greater allocation of the portfolio to SBA Pool securities and higher yielding, longer duration municipal securities; and
•	Increasing average loan balances.

Negative Impacts:

•	Decreasing yields on the Company’s loan portfolio; and
•	Decreasing average balances of interest bearing deposits in other banks.

Total interest income

Total interest income decreased 4.1% and 3.0% for the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, respectively. These declines in total interest income were driven primarily by declines in the yield on the loan portfolio and a decrease in average investment securities. These declines were partially offset by higher yields on investment securities and higher average loan balances.

Loans

Average loan balances increased for both the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, due primarily to the purchase of $27.2 million in performing one-to-four family residential mortgage loans in the first quarter of 2014 and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $11.6 million as of June 30, 2014) in the second quarter of 2014. These additions to the Company’s loan portfolio were partially offset by weak loan demand in the Company’s markets as a result of the continuing challenging economic conditions, such that the Company’s average loan balances increased $11.0 million and $7.5 million for the three and six months ended June 30, 2014, as compared to average balances for the same periods in 2013. In addition, due to the historically low interest rate environment, loans were originated during the second quarter and first six months of 2014 at much lower yields than seasoned loans in the Company’s loan portfolio, which has contributed significantly to average yields on the loan portfolio declining 37 and 33 basis points for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Total average loans were 71.1% of total average interest-earning assets for the three months ended June 30, 2014, compared to 66.0% for the three months ended June 30, 2013. Total average loans were 70.7% of total average interest-earning assets for the six months ended June 30, 2014, compared to 66.3% for the six months ended June 30, 2013.

Investment securities

Average investment securities balances declined 5.6% and 4.5% for the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, due to the Company’s efforts to rebalance the securities portfolio, while the yields on investment securities increased 30 and 39 basis points for the three and six months ended June 30, 2014 as compared to the same periods in 2013. Increasing yields on the investment securities portfolio were driven by increases in interest rates over the comparable periods and portfolio rebalancing efforts during late 2013 and the first half of 2014, which largely consisted of accelerated prepayments on lower-yield Agency mortgage-backed and Agency CMO securities and allocating a greater proportion of the portfolio to SBA Pool securities and higher yielding, longer duration municipal securities.

Interest bearing deposits in other banks

Average interest bearing deposits in other banks decreased significantly for both the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, due to the overall decrease in our average total deposits, the purchase of $27.2 million in performing one-to-four family mortgage loans in the first quarter of 2014 and declines in average total borrowings that were largely due to extinguishing the Company’s long-term FHLB advances during the third quarter of 2013.

Interest-bearing deposits

Average total interest-bearing deposit balances and related rates paid decreased for both the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, contributing to the reductions in interest expense in the second quarter and first six months of 2014. Retail deposits continued to shift from higher priced certificates of deposit and money market savings accounts to lower priced checking (or “NOW”) accounts.

Borrowings

Average total borrowings and related rates paid on average total borrowings decreased for both the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, significantly driving the reduction in interest expense in the second quarter and first half of 2014. These decreases were primarily due to the extinguishment of $117.5 million higher rate long-term FHLB advances during the third quarter of 2013. The long-term FHLB advances were partially replaced with short-term FHLB advances at a significantly lower rate.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, other general services, earnings from other investments we own in part or in full, gains or losses from investments, and gains or losses on sales of investment securities, loans, and fixed assets.

The following tables depict the components of noninterest income for the three and six months ended June 30, 2014 and 2013:

Table 3: Noninterest Income
	Three Months Ended June 30,
(dollars in thousands)	2014	2013	Change $	Change %
Service charges and fees on deposit accounts	$837	$729	$108	14.8%
Debit/credit card fees	378	375	3	0.8%
Gain on sale of available for sale securities, net	109	58	51	87.9%
Gain on sale of bank premises and equipment	-	25	(25)	-100.0%
Other operating income	315	263	52	19.8%
Total noninterest income	$1,639	$1,450	$189	13.0%

	Six Months Ended June 30,
(dollars in thousands)	2014	2013	Change $	Change %
Service charges and fees on deposit accounts	$1,659	$1,495	$164	11.0%
Debit/credit card fees	687	708	(21)	-3.0%
Gain on sale of available for sale securities, net	489	525	(36)	-6.9%
Gain on sale of bank premises and equipment	5	26	(21)	-80.8%
Other operating income	691	644	47	7.3%
Total noninterest income	$3,531	$3,398	$133	3.9%

Key changes in the components of noninterest income for the three and six months ended June 30, 2014, as compared to the same periods in 2013, are discussed below:

•	Service charges and fees on deposit accounts increased due to increases in service charge fees on checking accounts;
•	Gain on sale of available for sale securities, net increased for the second quarter of 2014 compared to the same period of 2013 and was primarily the result of the Company adjusting the composition of the investment portfolio as part of the Company’s overall asset/liability management strategy. The Company generated gains during the first six months of 2014 by selling a portion of its previously impaired agency preferred securities (FNMA & FHLMC) to remove classified assets from the Company’s balance sheet and to fund purchases of taxable securities to increase the Company’s sources of taxable income. The Company will continue to strategically evaluate opportunities to further adjust the composition of its investment portfolio through the balance of 2014;
•	Gain on sale of bank premises and equipment decreased as disposal gains on company vehicles were recognized in the second quarter of 2013 with no such gain being recognized in the second quarter of 2014; and
•	Other operating income increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to higher earnings from bank owned life insurance policies during 2014, and with respect to the three months ended June 30, 2014, higher earnings from the Bank’s subsidiaries compared to the second quarter of 2013.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and other operating expenses.

The following tables depict the components of noninterest expense for the three and six months ended June 30, 2014 and 2013:

Table 4: Noninterest Expense
	Three Months Ended June 30,
(dollars in thousands)	2014	2013	Change $	Change %
Salaries and employee benefits	$4,748	$4,146	$602	14.5%
Occupancy and equipment expenses	1,267	1,271	(4)	-0.3%
Telephone	211	310	(99)	-31.9%
FDIC expense	305	596	(291)	-48.8%
Consultant fees	279	213	66	31.0%
Collection, repossession and other real estate owned	89	126	(37)	-29.4%
Marketing and advertising	270	246	24	9.8%
Loss on sale of other real estate owned	28	118	(90)	-76.3%
Impairment losses on other real estate owned	6	133	(127)	-95.5%
Other operating expenses	1,316	1,046	270	25.8%
Total noninterest expenses	$8,519	$8,205	$314	3.8%

	Six Months Ended June 30,
(dollars in thousands)	2014	2013	Change $	Change %
Salaries and employee benefits	$9,334	$8,295	$1,039	12.5%
Occupancy and equipment expenses	2,586	2,527	59	2.3%
Telephone	422	565	(143)	-25.3%
FDIC expense	637	1,183	(546)	-46.2%
Consultant fees	622	429	193	45.0%
Collection, repossession and other real estate owned	156	252	(96)	-38.1%
Marketing and advertising	437	480	(43)	-9.0%
Loss on sale of other real estate owned	15	155	(140)	-90.3%
Impairment losses on other real estate owned	11	143	(132)	-92.3%
Other operating expenses	2,477	2,132	345	16.2%
Total noninterest expenses	$16,697	$16,161	$536	3.3%

Key changes in the components of noninterest expense for the three and six months ended June 30, 2014, as compared to the same periods in 2013, are discussed below:

•	Salaries and employee benefits increased for the three and six month periods due to annual merit increases, lower deferred compensation on loan originations (which increased current compensation expense) and higher group term insurance costs;
•	Telephone expenses decreased for the three and six month periods as a result of changing vendors during the first quarter of 2014 which generated cost savings;
•	FDIC expense decreased for the three and six month periods due to lower base assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the Written Agreement in July 2013, and corresponding decreases in FDIC insurance assessment rates during 2014;
•	Consultant fees increased for the three and six months periods due to additional consulting charges that were related to compliance and loan operations;
•	Collection, repossession and other real estate owned expenses decreased for the three and six month periods due to declines in carrying balances of OREO and classified assets;
•	Marketing and advertising expense was elevated for the three month period due to increased expenditures on television, radio and newspaper advertising. However, for the six month period, marketing and advertising expense declined due to lower expenditures on television, radio and newspaper advertising that were partially offset by new branch opening expenses in the same period of 2013;
•	Loss on the sale of other real estate owned declined for the three and six month periods and were driven by lower OREO balances and stabilization of real estate prices in our markets;
•	Impairment losses on other real estate owned have decreased as OREO balances have continued to decline and real estate prices in our markets have continued to stabilize; and
•	Other operating expenses increased for the three and six month periods primarily due to higher legal and professional services primarily related to the Company’s investment in Southern Trust Mortgage, LLC, and increased customer check and coupon incentives.

Income Taxes

The Company recorded income tax expense of $555 thousand for the three months ended June 30, 2014, compared to income tax expense of $100 thousand for the same period of 2013, reflecting a $455 thousand increase in income tax expense.

The Company recorded income tax expense of $1.3 million for the six months ended June 30, 2014, compared to income tax expense of $449 thousand for the same period of 2013, reflecting a $835 thousand increase in income tax expense. The increase in income tax expense from the second quarter and first six months of 2013 to the same periods of 2014 was the result of the Company’s pretax income increasing by approximately $1.4 million and $2.7 million, respectively, partially offset by increases in the amount of tax-exempt income on investment securities (as the Company rebalanced its securities portfolio during 2013) and increases in tax-exempt income from bank owned life insurance policies.

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

The Company uses a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines. The past due status of a loan is based on the contractual due date of the most delinquent payment due. The past due grading of consumer loans is based on the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and over 90 days past due. The consumer loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest, are greater than 90 days past due and accruing interest or considered impaired. Non-impaired consumer loans are assigned an allowance factor which increases with the severity of past due status. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses
	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Average loans outstanding*	$681,821	$674,306
Allowance for loan losses, January 1	$14,767	$20,338
Charge-offs:
Commercial, industrial and agricultural	(290)	(559)
Real estate - one to four family residential:
Closed end first and seconds	(304)	(269)
Home equity lines	(54)	(58)
Real estate - construction:
One to four family residential	-	(51)
Other construction, land development and other land	-	(950)
Real estate - non-farm, non-residential:
Owner occupied	-	(449)
Non-owner occupied	-	(1,534)
Consumer	(86)	(75)
Other	(26)	(72)
Total loans charged-off	(760)	(4,017)
Recoveries:
Commercial, industrial and agricultural	30	102
Real estate - one to four family residential:
Closed end first and seconds	211	33
Home equity lines	13	1
Real estate - construction:
One to four family residential	6	31
Other construction, land development and other land	2	67
Real estate - non-farm, non-residential:
Owner occupied	27	-
Non-owner occupied	3	-
Consumer	55	58
Other	14	20
Total recoveries	361	312
Net charge-offs	(399)	(3,705)
Provision for loan losses	250	1,200
Allowance for loan losses, June 30	$14,618	$17,833
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	2.09%	2.66%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.12%	1.11%
*Net of unearned income and includes nonaccrual loans.

As a result of taking a conservative approach to provision for loan losses in prior periods in light of uncertain economic and financial market conditions, the Company made provision for loan losses of $0 and $250 thousand, respectively for the three and six months ended June 30, 2014, as compared to $600 thousand and $1.2 million for the same period of 2013. Net charge-offs for the three and six months ended June 30, 2014 were $288 thousand and $399 thousand, respectively, compared to $2.3 million and $3.7 million, respectively for the same periods of 2013. This represents, on an annualized basis, 0.17% and 0.12% of average loans outstanding for the three and six months ended June 30, 2014 and 1.36% and 1.11% of average loans outstanding for the same periods of 2013. The contribution to the provision in the first six months of 2014 and 2013 was made in response to sustained credit quality issues in our loan portfolio as well as current market conditions, both nationally and in our markets, which indicate that credit quality issues may adversely impact our loan portfolio and our earnings in future periods. The provision for loan losses declined during the first six months of 2014 compared to the same period of 2013 in part due to asset quality improvements made during 2013 and 2014.

Net charge-offs decreased $3.3 million, or 89.2%, from the six months ended June 30, 2013 to the same period of 2014 due to improvements in some of the Company’s credit quality metrics, including continued decreases in nonperforming assets, and other factors, which are reflective of slowly improving economic conditions. However, the Company continues to aggressively focus on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at June 30, 2014 was $14.6 million, compared with $14.8 million at December 31, 2013. This represented 2.09% of period end loans at June 30, 2014, compared with 2.25% of year end loans at December 31, 2013.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6:  Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2014		2013
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,196	8.16%	$1,787	8.17%
Real estate - one to four family residential:
Closed end first and seconds	2,578	34.50%	2,859	33.25%
Home equity lines	1,845	13.98%	1,642	15.19%
Real estate - multifamily residential	108	2.86%	79	2.75%
Real estate - construction:
One to four family residential	301	2.46%	364	2.46%
Other construction, land development and other land	2,492	3.56%	1,989	3.30%
Real estate - farmland	127	1.03%	116	1.24%
Real estate - non-farm, non-residential:
Owner occupied	2,119	18.38%	3,236	19.26%
Non-owner occupied	2,628	10.86%	1,770	11.39%
Consumer	355	2.17%	387	2.55%
Other	869	2.04%	538	0.44%
Total allowance for loan losses	$14,618	100.00%	$14,767	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2014 and December 31, 2013 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of June 30, 2014, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the six months ended June 30, 2014 and the year ended December 31, 2013:

Table 7: Nonperforming Assets
	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Nonaccrual loans*	$9,770	$11,018	$(1,248)	-11.3%
Loans past due 90 days and accruing interest	-	-	-	-
Total nonperforming loans	9,770	11,018	(1,248)	-11.3%
Other real estate owned	601	800	(199)	-24.9%
Total nonperforming assets	$10,371	$11,818	$(1,447)	-12.2%

Nonperforming assets to total loans and other real estate owned	1.48%	1.80%
Allowance for loan losses to nonaccrual loans	149.61%	134.03%
Annualized net charge-offs to average loans for the period	0.12%	1.11%
Allowance for loan losses to period end loans	2.09%	2.25%

* Includes $4.0 million and $4.2 million in nonaccrual TDRs at June 30, 2014 and December 31, 2013, respectively.

The following table presents the change in the OREO balance for the six months ended June 30, 2014 and 2013:

Table 8: OREO Changes
	June 30,
(dollars in thousands)	2014	2013	Change $	Change %
Balance at the beginning of period, gross	$1,054	$5,558	$(4,504)	-81.0%
Transfers from loans	289	1,095	(806)	-73.6%
Sales proceeds	(462)	(2,950)	2,488	84.3%
Previously recognized impairment losses on disposition	(157)	-	(157)	-100.0%
Loss on disposition	(15)	(155)	140	90.3%
Balance at the end of period, gross	709	3,548	(2,839)	-80.0%
Less valuation allowance	(108)	(954)	846	88.7%
Balance at the end of period, net	$601	$2,594	$(1,993)	-76.8%

The following table presents the change in the valuation allowance for OREO for the six months ended June 30, 2014 and 2013:

Table 9: OREO Valuation Allowance Changes
	June 30,
(dollars in thousands)	2014	2013

Balance at the beginning of period	$254	$811
Valuation allowance	11	143
Charge-offs	(157)	-
Balance at the end of period	$108	$954

Nonperforming assets were $10.4 million or 1.48% of total loans and other real estate owned at June 30, 2014 compared to $11.8 million or 1.80% at December 31, 2013. Nonperforming assets increased from 2007 through 2010 as a result of the continued challenging economic conditions which significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. Nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and 2013 and decreased by $1.4 million during the first six months of 2014. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 149.61% of nonaccrual loans at June 30, 2014, compared to 134.03% at December 31, 2013. Nonperforming loans decreased $1.2 million or 11.3% during the six months ended June 30, 2014 to $9.8 million.

Nonaccrual loans were $9.8 million at June 30, 2014, a decrease of approximately $1.2 million or 11.3% from $11.0 million at December 31, 2013. Of the current $9.8 million in nonaccrual loans, $9.2 million or 93.9% is secured by real estate in our market area. Of these real estate secured loans, $4.9 million are residential real estate, $3.5 million are commercial properties, $590 thousand are farmland, and $132 thousand are real estate construction. Nonaccrual loans increased $1.5 million during the second quarter of 2014 and was primarily due to the Company placing three loans on nonaccrual status as a result of the continued deteriorating financial condition of the borrowers.

As of June 30, 2014 and December 31, 2013, there were no loans past due 90 days and still accruing interest.

Other real estate owned, net of valuation allowance at June 30, 2014 was $601 thousand, a decrease of $199 thousand or 24.9% from $800 thousand at December 31, 2013. The balance of other real estate owned at June 30, 2014 was comprised of 10 properties of which $423 thousand are residential real estate, $165 thousand are real estate construction properties and $13 thousand are commercial properties. During the six months ended June 30, 2014, new foreclosures included four properties totaling $289 thousand transferred from loans. Sales of seven other real estate owned properties for the six months ended June 30, 2014 resulted in a net loss of $15 thousand. Subsequent to June 30, 2014, one property was sold resulting in a net loss of approximately $25 thousand that will be recognized in the third quarter of 2014. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $11 thousand in its consolidated statements of income for the six months ended June 30, 2014, due to valuation adjustments on other real estate owned properties as compared to $143 thousand for the same period of 2013. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $2.0 million, or 76.8%, decrease in other real estate owned from June 30, 2013 to June 30, 2014. For more information on asset disposition strategies, see “Strategic Initiatives and Pending Acquisition of Virginia Company Bank” in this Item 2.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at June 30, 2014 and December 31, 2013 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At June 30, 2014, the balance of impaired loans was $44.2 million, for which there were specific valuation allowances of $6.0 million. At December 31, 2013, the balance of impaired loans was $35.5 million, for which there were specific valuation allowances of $5.7 million. The average balance of impaired loans was $38.9 million for the six months ended June 30, 2014, compared to $41.2 million for the year ended December 31, 2013. Impaired loans increased by approximately $8.7 million from December 31, 2013 to June 30, 2014, primarily due to the deteriorating financial condition of two large commercial relationships. The Company’s balance of impaired loans remains elevated over historical levels as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at June 30, 2014 and December 31, 2013:

Table 10: Troubled Debt Restructurings (TDRs)
	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %

Performing TDRs	$16,383	$16,026	$357	2.2%
Nonperforming TDRs*	3,963	4,188	(225)	-5.4%
Total TDRs	$20,346	$20,214	$132	0.7%

* Included in nonaccrual loans in Table 7: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At June 30, 2014, the Company had total assets of $1.06 billion, an increase of $29.0 million or 2.8% from $1.03 billion at December 31, 2013. The increase in total assets was principally the result of increases in restricted securities, loans, short-term borrowings and shareholders’ equity, and partially offset by decreases in cash and short-term investments, interest bearing deposits with banks, investment securities, deferred income taxes and interest-bearing deposits.

Table 11: Balance Sheet Changes
	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Total assets	$1,056,083	$1,027,074	$29,009	2.8%
Cash and short-term investments	12,960	13,944	(984)	-7.1%
Interest bearing deposits with banks	3,603	5,402	(1,799)	-33.3%
Securities available for sale, at fair value	227,632	234,935	(7,303)	-3.1%
Securities held to maturity, at carrying value	34,077	35,495	(1,418)	-4.0%
Restricted securities, at cost	7,230	5,549	1,681	30.3%
Total loans	697,993	657,197	40,796	6.2%
Deferred income taxes, net	15,530	18,937	(3,407)	-18.0%
Other real estate owned, net	601	800	(199)	-24.9%
Bank owned life insurance	21,432	21,158	274	1.3%
Total deposits	821,526	834,462	(12,936)	-1.6%
Total borrowings	90,552	55,259	35,293	63.9%
Total shareholders' equity	140,760	132,949	7,811	5.9%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment portfolio consists of held to maturity and available for sale securities. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value.

Table 12: Investment Securities
	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %

Available for Sale (at Estimated Fair Value):
Obligations of U.S. Government agencies	$14,075	$13,390	$685	5.1%
SBA Pool securities	84,426	86,035	(1,609)	-1.9%
Agency mortgage-backed securities	30,487	35,254	(4,767)	-13.5%
Agency CMO securities	43,292	41,378	1,914	4.6%
Non agency CMO securities	1,037	1,306	(269)	-20.6%
State and political subdivisions	53,391	56,342	(2,951)	-5.2%
Pooled trust preferred securities	748	749	(1)	-0.1%
FNMA and FHLMC preferred stock	176	481	(305)	-63.4%
Total	$227,632	$234,935	$(7,303)	-3.1%

	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %

Held to Maturity (at Carrying Value):
Agency CMO securities	$12,256	$12,500	$(244)	-2.0%
State and political subdivisions	21,821	22,995	(1,174)	-5.1%
Total	$34,077	$35,495	$(1,418)	-4.0%

Total investment securities were $261.7 million at June 30, 2014, reflecting a decrease of $8.7 million or 3.2% from $270.4 million at December 31, 2013. The available for sale portfolio had an unrealized (loss), net of tax benefit, of ($3.7) million at June 30, 2014 compared with an unrealized (loss), net of tax benefit, of ($7.8) million at December 31, 2013. These unrealized (losses) as of June 30, 2014 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline and was partially offset by a decrease in interest rates, specifically in the middle and long-end of the yield curve, during the first six months of 2014 which has caused bond prices to rise and thereby reduce the amount of unrealized losses.

The decrease in the investment portfolio during the first six months of 2014 was the result of our continued effort to restructure the composition of our securities portfolio. These decreases were partially offset by the result of mark-to-market adjustments related to decreases to the mid to long term interest rate curve during the first six months of 2014. Net unrealized losses on available for sale investment securities were $5.6 million at June 30, 2014, compared to net unrealized losses of $11.8 million at December 31, 2013. Management continues to restructure the composition of our securities portfolio to strategically deploy excess cash into available for sale investment securities as investment opportunities are available; however, due to relatively scarce suitable investment opportunities, a portion of our excess funding remains in lower yielding interest bearing deposits with banks. During 2013 and during the first six months of 2014, management continued to allocate a greater portion of the investment portfolio to SBA Pool securities. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 36.5% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Reserve Bank and repurchase agreements. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of June 30, 2014 and December 31, 2013, our investment portfolio was 24.8% and 26.3%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $698.0 million at June 30, 2014, an increase of approximately $40.8 million or 6.2% from $657.2 million at December 31, 2013. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio
	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %

Commercial, industrial and agricultural	$56,991	$53,673	$3,318	6.2%
Real estate - one to four family residential:
Closed end first and seconds	240,805	218,472	22,333	10.2%
Home equity lines	97,572	99,839	(2,267)	-2.3%
Total real estate - one to four family residential	338,377	318,311	20,066	6.3%
Real estate - multifamily residential	19,932	18,077	1,855	10.3%
Real estate - construction:
One to four family residential	17,168	16,169	999	6.2%
Other construction, land development and other land	24,827	21,690	3,137	14.5%
Total real estate - construction	41,995	37,859	4,136	10.9%
Real estate - farmland	7,207	8,172	(965)	-11.8%
Real estate - non-farm, non-residential:
Owner occupied	128,322	126,569	1,753	1.4%
Non-owner occupied	75,804	74,831	973	1.3%
Total real estate - non-farm, non-residential	204,126	201,400	2,726	1.4%
Consumer	15,125	16,782	(1,657)	-9.9%
Other	14,240	2,923	11,317	387.2%
Total loans	$697,993	$657,197	$40,796	6.2%

The increase in loans was primarily due to the purchase of $27.2 million in performing one-to-four family mortgage loans in the first quarter of 2014 and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $11.6 million as of June 30, 2014 that is included in other loans) in the second quarter of 2014, and partially offset by the impacts of weak loan demand in the Bank’s markets, the natural amortization of the portfolio, additional charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $821.5 million as of June 30, 2014, a decrease of approximately $12.9 million or 1.6% from $834.5 million as of December 31, 2013. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits
	June 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Noninterest-bearing deposits	$139,066	$126,861	$12,205	9.6%

Interest-bearing deposits:
Demand deposits	$257,621	$272,343	$(14,722)	-5.4%
Money market deposits	111,035	121,491	(10,456)	-8.6%
Savings deposits	88,827	89,577	(750)	-0.8%
Time deposits	224,977	224,190	787	0.4%
Total interest-bearing deposits	$682,460	$707,601	$(25,141)	-3.6%

During the first six months of 2014, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity noninterest-bearing retail deposits as our consumers are willing to forego the yield on longer-term products in order to have more readily available access to their funds. The Company believes the increase in our noninterest-bearing deposits during the six months ended June 30, 2014 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of the weak economic recovery in our markets and continuing economic uncertainty in general. The Company saw a reduction in interest-bearing retail deposits, including those to counties and municipalities that were driven primarily by changes in the timing of cyclical deposit activity from the end of 2013 and into the first quarter of 2014. While the Company believes that it offers competitive interest rates on all deposit products and competitive features on deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. At June 30, 2014 and December 31, 2013, the Company had $30.4 million and $21.2 million in brokered certificates of deposits, and these deposits supported the slight growth in the Company’s time deposit portfolio during the first six months of 2014. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $90.6 million at June 30, 2014, an increase of approximately $35.3 million or 63.9% from $55.3 million at December 31, 2013. The significant increase in borrowings was primarily driven by the necessity to fund the purchase of $27.2 million in performing one-to-four family mortgage loans during the first quarter of 2014 and the origination of a line of credit to fund loan originations to Southern Trust Mortgage, LLC (balance of $11.6 million as of June 30, 2014) in the second quarter of 2014 through short-term FHLB advances. The Company will continue to consider lower cost, short-term borrowings as a favorable funding option and may use these funding sources in connection with executing the Company’s strategic initiatives during the remainder of 2014 and into 2015.

Off-Balance Sheet Arrangements

As of June 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets and available borrowing capacity under certain of our borrowing sources. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital market transactions, the proceeds of which could provide additional liquidity for operations.

The 2013 Capital Initiative added $50.0 million of gross proceeds to the Company’s liquidity. The Company deployed a portion of these proceeds during the third quarter of 2013 to execute certain of the Company’s strategic initiatives including the prepayment of higher rate long-term FHLB advances and the accelerated resolution and disposition of adversely classified assets. The Company expects to continue deploying a portion of these proceeds to execute additional business initiatives during 2014. For more information see “Strategic Initiatives and Pending Acquisition of Virginia Company Bank” in this Item 2.

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

We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee.

Cash, cash equivalents and federal funds sold totaled $16.6 million as of June 30, 2014 compared to $19.3 million as of December 31, 2013. At June 30, 2014, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $224.8 million or 21.3% of total assets, compared to $203.8 million or 19.8% of total assets at December 31, 2013.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $4.9 million, net cash used in investing activities was $30.0 million and net cash provided by financing activities was $22.3 million for the six months ended June 30, 2014. Combined, this contributed to a $2.8 million decrease in cash and cash equivalents for the six months ended June 30, 2014.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $212.0 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $67.7 million at June 30, 2014. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $50.3 million at June 30, 2014.

As of June 30, 2014, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2014, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2014, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of June 30, 2014 and December 31, 2013 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the six months ended June 30, 2014 and 2013, no cash dividends have been paid from the Bank to the Company.

For the six months ended June 30, 2014 and 2013, the Company paid out no cash dividends to common or preferred shareholders.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

On May 15, 2014, the Company deferred its fourteenth consecutive dividend on the Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock does not constitute an event of default.  Dividends on the Series A Preferred Stock are, however, cumulative, and the Company has accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income.  As of June 30, 2014, the Company had accumulated $4.7 million for dividends on the Series A Preferred Stock. In addition, because dividends on the Series A Preferred Stock have not been paid for more than six quarters, the authorized number of directors on the Company’s Board of Directors has increased by two, and the holders of the Series A Preferred Stock have the right, voting as a class, to elect two directors to the Company’s Board of Directors at any annual meeting (or a special meeting called for that purpose) until all owed and unpaid dividends on the Series A Preferred Stock have been paid. To date, the holders of the Series A Preferred Stock have not yet exercised this right.

On July 24, 2014 the Company declared $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock, payable on August 15, 2014. During May 2014, the Company announced its intent to repay up to $15.0 million of the Company’s Series A Preferred Stock originally issued to the Treasury through TARP. The Company plans to effectuate a portion of this repayment through one or more transactions during the second half of 2014.

The Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to shareholders (including any payments by the Parent on its trust preferred debt) under the terms of the Written Agreement and the MOU, when such agreements were effective. The MOU was terminated effective March 13, 2014. Additional information about the Written Agreement and the MOU can be found under Item 1. “Financial Statements,” under the heading “Note 14. Regulatory Agreements.”

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of June 30, 2014 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the six months ended June 30, 2014, the Company did not repurchase any of its common stock.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Agreement and Plan of Reorganization, dated as of May 29, 2014 by and among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 30, 2014).

3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.
(Registrant)

Date:	August 14, 2014	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

