Form 10-Q
period 2014-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2014-11-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 11, 2014 was 11,910,867.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Cash and due from banks	$12,472	$13,944
Interest bearing deposits with banks	3,766	5,402
Securities available for sale, at fair value	218,637	234,935
Securities held to maturity, at carrying value (fair value of $34,021 and $34,521, respectively)	33,333	35,495
Restricted securities, at cost	7,126	5,549
Loans, net of allowance for loan losses of $14,141 and $14,767, respectively	692,249	642,430
Deferred income taxes, net	14,265	18,937
Bank premises and equipment, net	21,439	21,446
Accrued interest receivable	3,857	3,893
Other real estate owned, net of valuation allowance of $64 and $254, respectively	485	800
Goodwill	15,970	15,970
Bank owned life insurance	21,573	21,158
Other assets	7,584	7,115
Total assets	$1,052,756	$1,027,074

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$143,462	$126,861
Interest-bearing deposits	678,010	707,601
Total deposits	821,472	834,462
Federal funds purchased and repurchase agreements	3,620	3,009
Short-term borrowings	76,455	41,940
Trust preferred debt	10,310	10,310
Accrued interest payable	298	1,324
Other liabilities	2,814	3,080
Total liabilities	914,969	894,125

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 24,000 shares fixed rate cumulative perpetual preferred	24,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 11,868,367 and 11,862,367 including 58,400 and 73,500 nonvested shares in 2014 and 2013, respectively	23,620	23,578
Surplus	42,751	42,697
Retained earnings	39,024	39,581
Warrant	1,481	1,481
Accumulated other comprehensive loss, net	(3,569)	(8,868)
Total shareholders' equity	137,787	132,949

Total liabilities and shareholders' equity	$1,052,756	$1,027,074

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$8,623	$8,926
Interest on investments:
Taxable interest income	1,185	1,296
Tax exempt interest income	180	212
Dividends	91	83
Interest on deposits with banks	5	35
Total interest and dividend income	10,084	10,552

Interest Expense
Deposits	995	1,118
Federal funds purchased and repurchase agreements	5	5
Short-term borrowings	39	12
Long-term borrowings	-	597
Trust preferred debt	82	89
Total interest expense	1,121	1,821
Net interest income	8,963	8,731
Provision for Loan Losses	-	350
Net interest income after provision for loan losses	8,963	8,381
Noninterest Income
Service charges and fees on deposit accounts	825	847
Debit/credit card fees	383	391
Gain on sale of available for sale securities, net	7	-
Gain on sale of bank premises and equipment	-	223
Other operating income	390	334
Total noninterest income	1,605	1,795
Noninterest Expenses
Salaries and employee benefits	4,652	4,418
Occupancy and equipment expenses	1,286	1,333
Telephone	207	293
FDIC expense	121	225
Consultant fees	250	268
Collection, repossession and other real estate owned	49	195
Marketing and advertising	181	132
Loss on sale of other real estate owned	51	668
Impairment losses on other real estate owned	-	437
Loss on extinguishment of debt	-	11,453
Other operating expenses	1,831	1,133
Total noninterest expenses	8,628	20,555
Income (loss) before income taxes	1,940	(10,379)
Income Tax Expense (Benefit)	658	(3,733)
Net Income (Loss)	$1,282	$(6,646)
Effective dividend on Series A Preferred Stock	540	376

Net income (loss) available to common shareholders	$742	$(7,022)
Income (loss) per common share: basic	$0.06	$(0.60)
Income (loss) per common share: diluted	$0.04	$(0.60)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2014	2013
Net income (loss)	$1,282	$(6,646)
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $577 and ($1,473), respectively)	1,120	(2,858)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $32 and $0, respectively)	63	-
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $2 and $0, respectively)	(5)	-
Other comprehensive income (loss)	1,178	(2,858)
Comprehensive income (loss)	$2,460	$(9,504)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$25,735	$26,934
Interest on investments:
Taxable interest income	4,030	4,025
Tax exempt interest income	597	451
Dividends	282	252
Interest on deposits with banks	13	100
Total interest and dividend income	30,657	31,762

Interest Expense
Deposits	2,960	3,618
Federal funds purchased and repurchase agreements	15	15
Short-term borrowings	110	12
Long-term borrowings	-	2,958
Trust preferred debt	258	263
Total interest expense	3,343	6,866
Net interest income	27,314	24,896
Provision for Loan Losses	250	1,550
Net interest income after provision for loan losses	27,064	23,346
Noninterest Income
Service charges and fees on deposit accounts	2,484	2,342
Debit/credit card fees	1,070	1,099
Gain on sale of available for sale securities, net	496	525
Gain on sale of bank premises and equipment	5	249
Other operating income	1,081	978
Total noninterest income	5,136	5,193
Noninterest Expenses
Salaries and employee benefits	13,986	12,713
Occupancy and equipment expenses	3,872	3,860
Telephone	629	858
FDIC expense	758	1,408
Consultant fees	872	697
Collection, repossession and other real estate owned	205	447
Marketing and advertising	618	612
Loss on sale of other real estate owned	66	823
Impairment losses on other real estate owned	11	580
Loss on extinguishment of debt	-	11,453
Other operating expenses	4,308	3,265
Total noninterest expenses	25,325	36,716
Income (loss) before income taxes	6,875	(8,177)
Income Tax Expense (Benefit)	1,942	(3,284)
Net Income (Loss)	$4,933	$(4,893)
Effective dividend on Series A Preferred Stock	1,599	1,128

Net income (loss) available to common shareholders	$3,334	$(6,021)
Income (loss) per common share: basic	$0.28	$(0.72)
Income (loss) per common share: diluted	$0.19	$(0.72)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Net income (loss)	$4,933	$(4,893)
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $2,825 and ($4,665), respectively)	5,484	(9,055)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $73 and $0, respectively)	143	-
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $168 and $179, respectively)	(328)	(346)
Other comprehensive income (loss)	5,299	(9,401)
Comprehensive income (loss)	$10,232	$(14,294)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$12,060	$25,177	$-	$19,521	$42,517	$436	$99,711
Net (loss)					(4,893)		(4,893)
Other comprehensive (loss)						(9,401)	(9,401)
Preferred stock discount		228			(228)		-
Stock based compensation				21			21
Director stock grant	12			20			32
Restricted common stock vested	1			(1)			-
Issuance of common stock in private placements and rights offering	11,498			12,105			23,603
Issuance of preferred stock in private placements	-	-	10,480	11,080	-	-	21,560
Balance, September 30, 2013	$23,571	$25,405	$10,480	$42,746	$37,396	$(8,965)	$130,633

Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income					4,933		4,933
Other comprehensive income						5,299	5,299
Cash dividends - preferred					(5,490)		(5,490)
Stock based compensation				58			58
Director stock grant	12			26			38
Restricted common stock vested	30	-	-	(30)	-	-	-
Balance, September 30, 2014	$23,620	$25,481	$10,480	$42,751	$39,024	$(3,569)	$137,787

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income (loss)	$4,933	$(4,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	250	1,550
Depreciation and amortization	1,581	1,566
Stock based compensation	58	21
Net amortization of premiums and accretion of discounts on investment securities, net	2,551	3,246
(Gain) realized on securities available for sale transactions, net	(496)	(525)
(Gain) on sale of bank premises and equipment	(5)	(249)
Loss on sale of other real estate owned	66	823
Impairment losses on other real estate owned	11	580
Loss on LLC investments	70	66
Deferred income taxes	1,943	(3,283)
Net change in:
Accrued interest receivable	36	109
Other assets	(954)	(120)
Accrued interest payable	(1,026)	(420)
Other liabilities	(266)	(259)
Net cash provided by (used in) operating activities	8,752	(1,788)
Investing Activities:
Purchase of securities available for sale	(17,837)	(63,708)
Purchase of restricted securities	(6,841)	(1,343)
Purchases of bank premises and equipment	(1,574)	(1,485)
Purchases of bank owned life insurance	-	(10,000)
Net change in loans	(50,378)	15,374
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	14,899	21,806
Maturities, calls, and paydowns of securities held to maturity	1,875	-
Sales of securities available for sale	25,496	32,393
Sale of restricted securities	5,264	4,444
Sale of bank premises and equipment	5	296
Sale of other real estate owned	547	3,816
Net cash (used in) provided by investing activities	(28,544)	1,593
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(7,328)	10,938
Time deposits	(5,662)	(22,294)
Federal funds purchased and repurchase agreements	611	828
Short-term borrowings	34,515	55,289
Long-term borrowings	-	(117,500)
Director stock grant	38	32
Dividends paid - preferred	(5,490)	-
Net proceeds from issuance of common stock in private placements and rights offering	-	23,603
Net proceeds from issuance of preferred stock in private placements	-	21,560
Net cash provided by (used in) financing activities	16,684	(27,544)
Net (decrease) in cash and cash equivalents	(3,108)	(27,739)
Cash and cash equivalents, January 1	19,346	46,599
Cash and cash equivalents, September 30	$16,238	$18,860
Supplemental disclosure:
Interest paid	$4,369	$7,286
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$7,813	$(14,245)
Loans transferred to other real estate owned	$(309)	$(1,675)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the mortgage loan has a government guarantee that is not separable from the mortgage loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at September 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,991	$-	$761	$14,230
SBA Pool securities	83,907	59	2,000	81,966
Agency mortgage-backed securities	29,788	111	509	29,390
Agency CMO securities	40,270	181	676	39,775
Non agency CMO securities	947	-	4	943
State and political subdivisions	52,211	447	1,188	51,470
Pooled trust preferred securities	453	284	-	737
FNMA and FHLMC preferred stock	7	119	-	126
Total	$222,574	$1,201	$5,138	$218,637

(dollars in thousands)	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,989	$-	$1,599	$13,390
SBA Pool securities	89,531	35	3,531	86,035
Agency mortgage-backed securities	36,261	104	1,111	35,254
Agency CMO securities	43,277	62	1,961	41,378
Non agency CMO securities*	1,304	2	-	1,306
State and political subdivisions	60,834	177	4,669	56,342
Pooled trust preferred securities	467	282	-	749
FNMA and FHLMC preferred stock	22	459	-	481
Total	$246,685	$1,121	$12,871	$234,935

*The combined unrealized loss on these securities was less than $1.

(dollars in thousands)	September 30, 2014
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,205	$85	$12,120	$154	$18	$12,256
State and political subdivisions	21,882	669	21,213	552	-	21,765
Total	$34,087	$754	$33,333	$706	$18	$34,021

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2013
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,598	$98	$12,500	$-	$547	$11,953
State and political subdivisions	23,867	872	22,995	4	431	22,568
Total	$36,465	$970	$35,495	$4	$978	$34,521

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at September 30, 2014 or December 31, 2013. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss was recorded in Accumulated Other Comprehensive Income and is being amortized over the remaining life of the securities as an adjustment to interest income, beginning during the fourth quarter of 2013. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities all have a guaranty of principal payment by an agency of, or an agency sponsored by, the U.S. government and are rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities include one senior issue of Preferred Term Securities XXVII which is current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. As of September 30, 2014, that security has an estimated fair value that is $284 thousand greater than its amortized cost after impairment. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. The decision to recognize the other-than-temporary impairment was based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair values of securities at September 30, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	September 30, 2014
Available for Sale:	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,901	$4,693
Due after one year through five years	61,085	60,988
Due after five years through ten years	141,359	137,623
Due after ten years	15,229	15,333
Total	$222,574	$218,637

(dollars in thousands)	September 30, 2014
Held to Maturity:	Carrying Value	Estimated Fair Value

Due in one year or less	$1,001	$1,002
Due after one year through five years	12,077	12,266
Due after five years through ten years	19,508	19,972
Due after ten years	747	781
Total	$33,333	$34,021

Proceeds from the sales of securities available for sale for the nine months ended September 30, 2014 and 2013 were $25.5 million and $32.4 million, respectively. Net realized gains on the sales of securities available for sale for the nine months ended September 30, 2014 and 2013 were $496 thousand and $525 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the nine months ended September 30, 2014 and 2013 were $14.9 million and $21.8 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity for the nine months ended September 30, 2014 were $1.9 million. There were no securities classified as held to maturity for the nine months ended September 30, 2013.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Securities with an aggregate book value of $55.2 million and an aggregate fair value of $55.5 million were pledged at September 30, 2014. Securities with an aggregate book value of $88.8 million and an aggregate fair value of $85.0 million were pledged at December 31, 2013.

Securities in an unrealized loss position at September 30, 2014, by duration of the period of the unrealized loss, are shown below:

	September 30, 2014
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$14,230	$761	$14,230	$761
SBA Pool securities	7,875	129	65,973	1,871	73,848	2,000
Agency mortgage-backed securities	3,215	43	15,786	466	19,001	509
Agency CMO securities	12,153	149	17,026	545	29,179	694
Non agency CMO securities	327	3	51	1	378	4
State and political subdivisions	-	-	36,733	1,188	36,733	1,188
Total	$23,570	$324	$149,799	$4,832	$173,369	$5,156

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

Based on the Company’s evaluation, management does not believe any unrealized loss at September 30, 2014, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. During the first nine months of 2014, interest rates have fallen, specifically in the middle and long-end of the yield curve, which has caused bond prices to rise and thereby reduced the amount of unrealized losses. At September 30, 2014, there are 129 debt securities with fair values totaling $173.4 million considered temporarily impaired. Of these debt securities, 17 with fair values totaling $23.6 million were in an unrealized loss position of less than 12 months and 112 with fair values totaling $149.8 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and no impairment has been recognized. At September 30, 2014, there are no equity securities in an unrealized loss position.

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

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Nine Months Ending
(dollars in thousands)	September 30, 2014
Balance, beginning of period	$339
Additions
Initial credit impairments	-
Subsequent credit impairments	-
Reductions
Subsequent chargeoff of previously impaired credits	-
Balance, end of period	$339

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $4.4 million and $3.2 million at September 30, 2014 and December 31, 2013, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning October 1, 2013, and ending September 30, 2014, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2014 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$65,954	9.34%	$53,673	8.17%
Real estate - one to four family residential:
Closed end first and seconds	235,913	33.40%	218,472	33.25%
Home equity lines	98,713	13.97%	99,839	15.19%
Total real estate - one to four family residential	334,626	47.37%	318,311	48.44%
Real estate - multifamily residential	20,829	2.95%	18,077	2.75%
Real estate - construction:
One to four family residential	15,880	2.25%	16,169	2.46%
Other construction, land development and other land	25,135	3.56%	21,690	3.30%
Total real estate - construction	41,015	5.81%	37,859	5.76%
Real estate - farmland	7,027	0.99%	8,172	1.24%
Real estate - non-farm, non-residential:
Owner occupied	131,606	18.63%	126,569	19.26%
Non-owner occupied	75,539	10.69%	74,831	11.39%
Total real estate - non-farm, non-residential	207,145	29.32%	201,400	30.65%
Consumer	14,970	2.12%	16,782	2.55%
Other	14,824	2.10%	2,923	0.44%
Total loans	706,390	100.00%	657,197	100.00%
Less allowance for loan losses	(14,141)		(14,767)
Loans, net	$692,249		$642,430

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$69	$27	$124	$220	$65,734	$65,954
Real estate - one to four family residential:
Closed end first and seconds	4,517	410	2,428	7,355	228,558	235,913
Home equity lines	620	227	485	1,332	97,381	98,713
Total real estate - one to four family residential	5,137	637	2,913	8,687	325,939	334,626
Real estate - multifamily residential	-	-	-	-	20,829	20,829
Real estate - construction:
One to four family residential	147	134	251	532	15,348	15,880
Other construction, land development and other land	-	-	1	1	25,134	25,135
Total real estate - construction	147	134	252	533	40,482	41,015
Real estate - farmland	563	-	590	1,153	5,874	7,027
Real estate - non-farm, non-residential:
Owner occupied	427	160	2,952	3,539	128,067	131,606
Non-owner occupied	-	-	573	573	74,966	75,539
Total real estate - non-farm, non-residential	427	160	3,525	4,112	203,033	207,145
Consumer	19	13	11	43	14,927	14,970
Other	-	-	226	226	14,598	14,824
Total loans	$6,362	$971	$7,641	$14,974	$691,416	$706,390

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$2,083	$170	$383	$2,636	$51,037	$53,673
Real estate - one to four family residential:
Closed end first and seconds	6,217	1,513	2,564	10,294	208,178	218,472
Home equity lines	700	303	353	1,356	98,483	99,839
Total real estate - one to four family residential	6,917	1,816	2,917	11,650	306,661	318,311
Real estate - multifamily residential	-	-	-	-	18,077	18,077
Real estate - construction:
One to four family residential	112	176	132	420	15,749	16,169
Other construction, land development and other land	167	-	137	304	21,386	21,690
Total real estate - construction	279	176	269	724	37,135	37,859
Real estate - farmland	808	-	590	1,398	6,774	8,172
Real estate - non-farm, non-residential:
Owner occupied	2,933	-	3,074	6,007	120,562	126,569
Non-owner occupied	1,779	-	23	1,802	73,029	74,831
Total real estate - non-farm, non-residential	4,712	-	3,097	7,809	193,591	201,400
Consumer	283	21	166	470	16,312	16,782
Other	7	-	-	7	2,916	2,923
Total loans	$15,089	$2,183	$7,422	$24,694	$632,503	$657,197

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and restructured loans at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans	$10,535	$11,018
Loans past due 90 days and accruing interest	-	-
Restructured loans (accruing)	16,004	16,026

At September 30, 2014 and December 31, 2013, there were approximately $4.0 million and $4.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

The following table presents the recorded investment in nonaccrual loans by class at September 30, 2014 and December 31, 2013:

	Nonaccrual
	September 30,	December 31,
(dollars in thousands)	2014	2013
Commercial, industrial and agricultural	$114	$383
Real estate - one to four family residential:
Closed end first and seconds	4,716	5,630
Home equity lines	726	688
Total real estate - one to four family residential	5,442	6,318
Real estate - construction:
One to four family residential	251	318
Other construction, land development and other land	-	137
Total real estate - construction	251	455
Real estate - farmland	590	590
Real estate - non-farm, non-residential:
Owner occupied	2,952	3,074
Non-owner occupied	573	23
Total real estate - non-farm, non-residential	3,525	3,097
Consumer	613	175
Total loans	$10,535	$11,018

At September 30, 2014 and December 31, 2013, the Company did not have any loans past due 90 days and accruing interest.

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

The following table presents commercial loans by credit quality indicator at September 30, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$58,528	$2,707	$2,732	$7	$1,980	$65,954
Real estate - multifamily residential	20,829	-	-	-	-	20,829
Real estate - construction:
One to four family residential	14,817	396	252	118	297	15,880
Other construction, land development and other land	8,767	3,892	6,815	-	5,661	25,135
Total real estate - construction	23,584	4,288	7,067	118	5,958	41,015
Real estate - farmland	6,107	330	590	-	-	7,027
Real estate - non-farm, non-residential:
Owner occupied	97,928	7,381	11,980	-	14,317	131,606
Non-owner occupied	52,535	5,820	6,918	-	10,266	75,539
Total real estate - non-farm, non-residential	150,463	13,201	18,898	-	24,583	207,145
Total commercial loans	$259,511	$20,526	$29,287	$125	$32,521	$341,970

The following table presents commercial loans by credit quality indicator at December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate - multifamily residential	18,077	-	-	-	-	18,077
Real estate - construction:
One to four family residential	14,890	235	738	-	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	-	3,314	21,690
Total real estate - construction	21,528	7,339	5,372	-	3,620	37,859
Real estate - farmland	6,288	338	1,068	-	478	8,172
Real estate - non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	-	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	-	8,372	74,831
Total real estate - non-farm, non-residential	130,593	28,874	23,503	-	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

At September 30, 2014 and December 31, 2013, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2014:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$223,882	$12,031	$235,913
Home equity lines	97,811	902	98,713
Total real estate - one to four family residential	321,693	12,933	334,626
Consumer	14,582	388	14,970
Other	14,366	458	14,824
Total consumer loans	$350,641	$13,779	$364,420

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

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2014:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	September 30, 2014
Commercial, industrial and agricultural	$1,787	$(314)	$43	$(207)	$1,309
Real estate - one to four family residential:
Closed end first and seconds	2,859	(414)	227	(427)	2,245
Home equity lines	1,642	(129)	14	314	1,841
Total real estate - one to four family residential	4,501	(543)	241	(113)	4,086
Real estate - multifamily residential	79	-	-	21	100
Real estate - construction:
One to four family residential	364	-	6	(15)	355
Other construction, land development and other land	1,989	-	9	395	2,393
Total real estate - construction	2,353	-	15	380	2,748
Real estate - farmland	116	-	-	14	130
Real estate - non-farm, non-residential:
Owner occupied	3,236	-	27	(939)	2,324
Non-owner occupied	1,770	-	13	583	2,366
Total real estate - non-farm, non-residential	5,006	-	40	(356)	4,690
Consumer	387	(182)	80	21	306
Other	538	(277)	21	490	772
Total	$14,767	$(1,316)	$440	$250	$14,141

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2013:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2013	Charge-offs	Recoveries	Provision	September 30, 2013
Commercial, industrial and agricultural	$2,340	$(534)	$277	$(734)	$1,349
Real estate - one to four family residential:
Closed end first and seconds	2,876	(1,137)	67	1,256	3,062
Home equity lines	720	(111)	29	77	715
Total real estate - one to four family residential	3,596	(1,248)	96	1,333	3,777
Real estate - multifamily residential	62	-	-	8	70
Real estate - construction:
One to four family residential	419	(57)	58	(159)	261
Other construction, land development and other land	3,897	(1,154)	68	(791)	2,020
Total real estate - construction	4,316	(1,211)	126	(950)	2,281
Real estate - farmland	41	-	-	(2)	39
Real estate - non-farm, non-residential:
Owner occupied	5,092	(514)	-	1,117	5,695
Non-owner occupied	4,093	(1,912)	55	685	2,921
Total real estate - non-farm, non-residential	9,185	(2,426)	55	1,802	8,616
Consumer	215	(165)	94	71	215
Other	583	(98)	40	22	547
Total	$20,338	$(5,682)	$688	$1,550	$16,894

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2014:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$255	$1,054	$1,309	$1,980	$63,974	$65,954
Real estate - one to four family residential:
Closed end first and seconds	1,205	1,040	2,245	9,603	226,310	235,913
Home equity lines	3	1,838	1,841	417	98,296	98,713
Total real estate - one to four family residential	1,208	2,878	4,086	10,020	324,606	334,626
Real estate - multifamily residential	-	100	100	-	20,829	20,829
Real estate - construction:
One to four family residential	183	172	355	297	15,583	15,880
Other construction, land development and other land	1,382	1,011	2,393	5,661	19,474	25,135
Total real estate - construction	1,565	1,183	2,748	5,958	35,057	41,015
Real estate - farmland	-	130	130	-	7,027	7,027
Real estate - non-farm, non-residential:
Owner occupied	1,195	1,129	2,324	14,317	117,289	131,606
Non-owner occupied	1,510	856	2,366	10,266	65,273	75,539
Total real estate - non-farm, non-residential	2,705	1,985	4,690	24,583	182,562	207,145
Consumer	110	196	306	377	14,593	14,970
Other	90	682	772	232	14,592	14,824
Total	$5,933	$8,208	$14,141	$43,150	$663,240	$706,390

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$612	$1,175	$1,787	$2,000	$51,673	$53,673
Real estate - one to four family residential:
Closed end first and seconds	1,833	1,026	2,859	10,048	208,424	218,472
Home equity lines	-	1,642	1,642	175	99,664	99,839
Total real estate - one to four family residential	1,833	2,668	4,501	10,223	308,088	318,311
Real estate - multifamily residential	-	79	79	-	18,077	18,077
Real estate - construction:
One to four family residential	180	184	364	306	15,863	16,169
Other construction, land development and other land	802	1,187	1,989	3,314	18,376	21,690
Total real estate - construction	982	1,371	2,353	3,620	34,239	37,859
Real estate - farmland	-	116	116	478	7,694	8,172
Real estate - non-farm, non-residential:
Owner occupied	1,223	2,013	3,236	10,058	116,511	126,569
Non-owner occupied	617	1,153	1,770	8,372	66,459	74,831
Total real estate - non-farm, non-residential	1,840	3,166	5,006	18,430	182,970	201,400
Consumer	104	283	387	302	16,480	16,782
Other	311	227	538	472	2,451	2,923
Total	$5,682	$9,085	$14,767	$35,525	$621,672	$657,197

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,980	$1,980	$1,980	$-	$255	$2,131	$103
Real estate - one to four family residential:
Closed end first and seconds	9,603	9,703	3,129	6,474	1,205	9,972	377
Home equity lines	417	417	175	242	3	274	4
Total real estate - one to four family residential	10,020	10,120	3,304	6,716	1,208	10,246	381
Real estate - construction:
One to four family residential	297	297	-	297	183	341	5
Other construction, land development and other land	5,661	5,661	-	5,661	1,382	5,320	157
Total real estate - construction	5,958	5,958	-	5,958	1,565	5,661	162
Real estate - non-farm, non-residential:
Owner occupied	14,317	15,803	9,954	4,363	1,195	12,321	484
Non-owner occupied	10,266	10,266	4,649	5,617	1,510	9,109	366
Total real estate - non-farm, non-residential	24,583	26,069	14,603	9,980	2,705	21,430	850
Consumer	377	377	-	377	110	434	16
Other	232	250	7	225	90	424	-
Total loans	$43,150	$44,754	$19,894	$23,256	$5,933	$40,326	$1,512

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$-	$2,000	$612	$1,712	$97
Real estate - one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	-	-	382	-
Total real estate - one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate - construction:
One to four family residential	306	306	-	306	180	794	9
Other construction, land development and other land	3,314	5,662	-	3,314	802	8,581	161
Total real estate - construction	3,620	5,968	-	3,620	982	9,375	170
Real estate - farmland	478	478	478	-	-	428	32
Real estate - non-farm, non-residential:
Owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Non-owner occupied	8,372	8,372	4,357	4,015	617	9,353	348
Total real estate - non-farm, non-residential	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	-	302	104	203	22
Other	472	472	9	463	311	504	-
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

The following tables present, by class of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	-	$-	$-	1	$434	$434
Total	-	$-	$-	1	$434	$434

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	2	$490	$489	3	$876	$872
Consumer	2	385	377	-	-	-
Total	4	$875	$866	3	$876	$872

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2014 and 2013 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - non-farm, non-residential:
Non-owner occupied	1	$855	-	$-
Total	1	$855	-	$-

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	-	$-	2	$234
Real estate - non-farm, non-residential:
Non-owner occupied	1	855	1	164
Total	1	$855	3	$398

Note 4. Deferred Income Taxes

As of September 30, 2014 and December 31, 2013, the Company had recorded net deferred income tax assets of approximately $14.3 million and $18.9 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2014 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the 2013 Form 10-K.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2014	2013

Land and improvements	$6,427	$6,421
Buildings and leasehold improvements	22,965	22,678
Furniture, fixtures and equipment	20,854	19,765
Construction in progress	385	212
	50,631	49,076
Less accumulated depreciation	(29,192)	(27,630)
Net balance	$21,439	$21,446

Depreciation and amortization of bank premises and equipment for the nine months ended September 30, 2014 and 2013 amounted to $1.6 million for both periods, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2014 and the year ended December 31, 2013:

Federal funds purchased	September 30,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$5	$-
Average balance for the period	$154	$14
Weighted average rate for the period	0.70%	0.79%
Weighted average rate at period end	0.66%	0.00%

Repurchase agreements	September 30,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$3,620	$3,009
Maximum balance at any month end during the period	$3,620	$3,770
Average balance for the period	$3,251	$3,475
Weighted average rate for the period	0.59%	0.60%
Weighted average rate at period end	0.59%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at September 30, 2014 consisted of $13.9 million using a daily rate credit, which was due on demand, and $62.6 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2013 consisted of $18.9 million using a daily rate credit, which was due on demand, and a $23.0 million fixed rate one month advance.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2014 and the year ended December 31, 2013:

Short-term borrowings	September 30,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at period end	$76,455	$41,940
Maximum balance at any month end during the period	$77,615	$62,124
Average balance for the period	$71,259	$16,963
Weighted average rate for the period	0.21%	0.22%
Weighted average rate at period end	0.21%	0.23%

Long-term borrowings. Long-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. During August 2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. The $107.5 million convertible advances had fixed rates of interest unless the FHLB would have exercised its option to convert the interest on these advances from fixed rate to variable rate. At September 30, 2014 and December 31, 2013, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $263.3 million at September 30, 2014. This line of credit totaled $211.2 million with approximately $121.3 million available at September 30, 2014. As of September 30, 2014 and December 31, 2013, loans with a carrying value of $293.1 million and $285.6 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $76.5 million and $41.9 million as of September 30, 2014 and December 31, 2013, respectively.

Note 7. Income (Loss) Per Common Share

The following tables show the weighted average number of common shares used in computing income (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) per common share otherwise available to common shareholders for the three and nine months ended September 30, 2013.

	Three Months Ended
	September 30, 2014	September 30, 2013
Weighted average common shares outstanding for basic income (loss) per common share	11,868,301	11,776,067
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	-
Weighted average common shares outstanding for diluted income (loss) per common share	17,108,493	11,776,067
Basic income (loss) per common share	$0.06	$(0.60)
Diluted income (loss) per common share	$0.04	$(0.60)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Weighted average common shares outstanding for basic income (loss) per common share	11,864,366	8,316,246
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	-
Weighted average common shares outstanding for diluted income (loss) per common share	17,104,558	8,316,246
Basic income (loss) per common share	$0.28	$(0.72)
Diluted income (loss) per common share	$0.19	$(0.72)

At September 30, 2014 and 2013, options to acquire 114,987 and 155,537 shares of common stock, respectively, were not included in computing diluted income (loss) per common share because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of a new series of non-voting mandatorily convertible non-cumulative preferred stock (the “Series B Preferred Stock”) through private placements to certain investors. For more information related to the conversion rights on these preferred shares, see Note 11 – Preferred Stock and Warrant. For the three and nine months ended September 30, 2013, the weighted average dilutive effect of the Series B Preferred Stock would have been 5,240,192 shares and 2,130,628 shares, respectively, however, these shares were not included in computing diluted income (loss) per common share because their effects were anti-dilutive.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 316,000 shares still available to be granted as awards under the 2007 Plan as of September 30, 2014.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the nine months ended September 30, 2014 and 2013.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2014	152,287	$19.09
Forfeited	(15,700)	20.46
Expired	(21,600)	19.92
Stock options outstanding at September 30, 2014	114,987	$18.74	2.44	$-

Stock options exercisable at September 30, 2014	114,987	$18.74	2.44	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at September 30, 2014:

Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
Exercise	Number	Remaining	Exercise	Number
Price	Outstanding	Term	Price	Exercisable
$20.57	29,662	0.75 years	$20.57	29,662
$21.16	34,825	2.00 years	$21.16	34,825
$19.25	26,750	3.00 years	$19.25	26,750
$12.36	23,750	4.00 years	$12.36	23,750
$18.74	114,987	2.44 years	$18.74	114,987

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

For the three and nine months ended September 30, 2014, restricted stock compensation expense was $19 thousand and $58 thousand, respectively, compared to restricted stock compensation expense of $7 thousand and $21 thousand, respectively, for the three and nine months ended September 30, 2013. Restricted stock was included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.70 per share for the 2013 award and $3.72 per share for the 2012 award. No restricted stock was granted or forfeited during the nine months ended September 30, 2014.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2014	73,500	$5.30
Vested	(15,100)	3.93
Nonvested as of September 30, 2014	58,400	$5.66

At September 30, 2014, there was $281 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time based shares.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013

Components of Net Periodic Pension (Benefit) Cost
Interest cost	$112	$113	$335	$343
Expected return on plan assets	(186)	(175)	(558)	(527)
Amortization of prior service cost	2	8	6	12
Recognized net actuarial loss	-	31	-	93
Net settlement loss	20	100	20	100
Net periodic pension (benefit) cost	$(52)	$77	$(197)	$21

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2014.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,230	$-	$14,230
SBA Pool securities	-	81,966	-	81,966
Agency mortgage-backed securities	-	29,390	-	29,390
Agency CMO securities	-	39,775	-	39,775
Non agency CMO securities	-	943	-	943
State and political subdivisions	-	51,470	-	51,470
Pooled trust preferred securities	-	737	-	737
FNMA and FHLMC preferred stock	-	126	-	126
Total securities available for sale	$-	$218,637	$-	$218,637

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,390	$-	$13,390
SBA Pool securities	-	86,035	-	86,035
Agency mortgage-backed securities	-	35,254	-	35,254
Agency CMO securities	-	41,378	-	41,378
Non agency CMO securities	-	1,306	-	1,306
State and political subdivisions	-	56,342	-	56,342
Pooled trust preferred securities	-	749	-	749
FNMA and FHLMC preferred stock	-	481	-	481
Total securities available for sale	$-	$234,935	$-	$234,935

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

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$17,323	$17,323
Other real estate owned	$-	$-	$485	$485

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$16,086	$16,086
Other real estate owned	$-	$-	$800	$800

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2014 and December 31, 2013:

Quantitative information about Level 3 Fair Value Measurements at September 30, 2014

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$17,323	Discounted appraised value	Selling cost	0% - 42% (11%)
			Discount for lack of marketability and age of appraisal	0% - 10% (3%)

Other real estate owned	$485	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% -59% (10%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2013

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Assets
Impaired loans	$16,086	Discounted appraised value	Selling cost	0% - 32% (12%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

Other real estate owned	$800	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 28% (13%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At September 30, 2014 and December 31, 2013, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at September 30, 2014 Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	September 30,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2014
		(dollars in thousands)
Assets:
Cash and short-term investments	$12,472	$12,472	$-	$-	$12,472
Interest bearing deposits with banks	3,766	3,766	-	-	3,766
Securities available for sale	218,637	-	218,637	-	218,637
Securities held to maturity	33,333	-	34,021	-	34,021
Restricted securities	7,126	-	7,126	-	7,126
Loans, net	692,249	-	-	701,041	701,041
Bank owned life insurance	21,573	-	21,573	-	21,573
Accrued interest receivable	3,857	-	3,857	-	3,857
Total	$993,013	$16,238	$285,214	$701,041	$1,002,493

Liabilities:
Noninterest-bearing demand deposits	$143,462	$143,462	$-	$-	$143,462
Interest-bearing deposits	678,010	-	619,604	-	619,604
Federal funds purchased and repurchase agreements	3,620	3,620	-	-	3,620
Short-term borrowings	76,455	76,455	-	-	76,455
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	298	-	298	-	298
Total	$912,155	$223,537	$630,212	$-	$853,749

		Fair Value Measurements at December 31, 2013 Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2013
		(dollars in thousands)
Assets:
Cash and short-term investments	$13,944	$13,944	$-	$-	$13,944
Interest bearing deposits with banks	5,402	5,402	-	-	5,402
Securities available for sale	234,935	-	234,935	-	234,935
Securities held to maturity	35,495	-	34,521	-	34,521
Restricted securities	5,549	-	5,549	-	5,549
Loans, net	642,430	-	-	653,125	653,125
Bank owned life insurance	21,158	-	21,158	-	21,158
Accrued interest receivable	3,893	-	3,893	-	3,893
Total	$962,806	$19,346	$300,056	$653,125	$972,527

Liabilities:
Noninterest-bearing demand deposits	$126,861	$126,861	$-	$-	$126,861
Interest-bearing deposits	707,601	-	614,747	-	614,747
Federal funds purchased and repurchase agreements	3,009	3,009	-	-	3,009
Short-term borrowings	41,940	41,940	-	-	41,940
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,324	-	1,324	-	1,324
Total	$891,045	$171,810	$626,381	$-	$798,191

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

From February 2011 to May 2014, the Company deferred its regularly scheduled dividend payments on its Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock did not constitute an event of default.  Dividends on the Series A Preferred Stock are, however, cumulative, and the Company had accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of operations.  On August 15, 2014, the Company paid $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock.

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

Note 12. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2014 and December 31, 2013, the interest rate was 3.18% and 3.19%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2014 and December 31, 2013, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements as disclosed in Note 14 – Regulatory Agreements. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debentures, and the Company made the regularly scheduled interest payment on September 17, 2014.

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

As of September 30, 2014, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. A comparison of the September 30, 2014 and December 31, 2013 capital ratios of the Company and the Bank with minimum regulatory guidelines is as follows:

			Minimum To Be
As of September 30, 2014			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	19.25%	8.00%	N/A
Bank	14.96%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	17.99%	4.00%	N/A
Bank	13.70%	4.00%	6.00%

Leverage Ratio:
Company	12.23%	4.00%	N/A
Bank	9.32%	4.00%	5.00%

			Minimum to be
As of December 31, 2013			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Total Risk-Based Capital Ratio:
Company	19.48%	8.00%	N/A
Bank	13.98%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio:
Company	18.22%	4.00%	N/A
Bank	12.71%	4.00%	6.00%

Leverage Ratio:
Company	12.06%	4.00%	N/A
Bank	8.43%	4.00%	5.00%

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

Note 15. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
	(dollars in thousands)
Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification	5,484	-	5,484
Reclassification adjustment for gains included in net income	(328)	-	(328)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	143	-	143
Net current period other comprehensive income	5,299	-	5,299
Balance at September 30, 2014	$(3,097)	$(472)	$(3,569)

Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclassification	(9,055)	-	(9,055)
Reclassification adjustment for gains included in net (loss)	(346)	-	(346)
Net current period other comprehensive (loss)	(9,401)	-	(9,401)
Balance at September 30, 2013	$(7,477)	$(1,488)	$(8,965)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of operations as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense (benefit).

During the three and nine months ended September 30, 2014 and 2013, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)

Gains on sale of available for sale securities	$7	$-	$496	$525
Less: tax effect	(2)	-	(168)	(179)
Net gains on the sale of available for sale securities	$5	$-	$328	$346

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(95)	$-	$(216)	$-
Less: tax effect	32	-	73	-
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(63)	$-	$(143)	$-

Note 16. Proposed Acquisition

On May 29, 2014, the Company entered into a definitive agreement and plan of reorganization pursuant to which the Company will acquire Virginia Company Bank (“VCB”), pursuant to a merger of VCB with and into EVB, with EVB surviving, in a cash and stock transaction. VCB is a Virginia state chartered bank with total assets of approximately $133 million at September 30, 2014 with locations in Newport News, Williamsburg and Hampton, Virginia. The agreement and plan of reorganization has been unanimously approved by the boards of directors of both companies. The transaction is expected to close during mid-November 2014. On September 4, 2014, the Company filed with the SEC a registration statement on Form S-4 and a prospectus under rule 424(b)(3) of the Securities Act of 1933 related to the acquisition of VCB. The Company has received all regulatory approvals needed to complete the acquisition, and on October 22, 2014, the common shareholders of VCB approved VCB’s acquisition by the Company. The acquisition remains subject to satisfaction of customary closing conditions.

Note 17. Subsequent Events

On October 15, 2014, the Company redeemed 10,000 shares, or 41.7%, of its 24,000 shares of outstanding Series A Preferred Stock that were originally issued to the Treasury under the TARP Capital Purchase Program. The redemption price for the shares of Series A Preferred Stock was the stated liquidation preference amount of $1,000 per share, plus accrued and unpaid dividends. The total aggregate redemption price of the shares of Series A Preferred Stock redeemed was approximately $10.2 million.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends and the ability to realize deferred tax assets; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the effect of future sales of investment securities or foreclosed properties; (vi) statements regarding the Company’s liquidity; (vii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (viii) statements regarding future asset quality, including expected levels of charge-offs; (ix) statements regarding potential changes to laws, regulations or administrative guidance; (x) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives, including the Company’s pending acquisition of Virginia Company Bank (or “VCB”) and transactions to redeem or refinance the Company’s Series A Preferred Stock; and (xi) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our business initiatives, including the Company’s pending acquisition of VCB and other factors that could impact the business of the combined organization, including, without limitation, changes in the economic or business conditions in the Company’s or VCB’s markets;
❑	our ability and efforts to assess, manage and improve our asset quality;
❑	the strength of the economy in our target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the impact of government intervention in the banking business;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;

❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including rules to implement the Basel III capital framework and for calculating risk weighted assets;
❑	adverse reactions in financial markets related to the budget deficit of the United States government;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;
❑	our ability to realize our deferred tax assets, including in the event we experience an ownership change as defined by Section 382 of the Code;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;
❑	the future prospects of the combined organization following the acquisition of VCB; and
❑	other circumstances, many of which are beyond our control.

With regard to the Company’s pending acquisition of VCB, the Company expects the transaction to impact the Company’s financial condition and results of operations (including net interest income, and noninterest income and expenses) in future periods. The Company cannot, however, predict with certainty the financial impact of the Company of the pending acquisition of VCB, and many factors will impact whether the Company can recognize the full anticipated benefits of this transaction. These factors include, but are not limited to, the Company’s integration of VCB’s operations and expenses incurred during integration, the cost of VCB’s funding sources, the future performance of VCB’s legacy loan portfolio, and the Company’s ability to expand its operations in VCB’s banking markets following the transaction. These factors will remain subject to significant uncertainty for some time following the Company’s completion of this transaction.

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

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to a deterioration in the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals, forbearance and, in some cases, forgiveness of principal or interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within Item 2.

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

Goodwill

With the adoption of ASU 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company completed the annual goodwill impairment test during the fourth quarter of 2013 and determined there was no impairment to be recognized in 2013. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges. All of the goodwill on the Company’s balance sheet at September 30, 2014 was recognized in connection with the acquisition of branches during 2003 and 2008.

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

The Company is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first nine months of 2014, the national and local economies continued to show limited signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Strategic Initiatives and Pending Acquisition of Virginia Company Bank

The Company has used a portion of the gross proceeds from its private placements and rights offerings in 2013 (the “2013 Capital Initiative”) for general corporate purposes, including strengthening its balance sheet, the accelerated resolution and disposition of assets adversely classified by the Company (consisting of other real estate owned and classified loans), and improvement of the Company’s balance sheet through the restructuring of FHLB advances. During the third quarter of 2013, the Company prepaid $107.5 million of its long-term FHLB advances, and also accelerated the resolution and disposition of adversely classified assets. The extinguishment of the higher rate long-term FHLB advances triggered an $11.5 million prepayment penalty that was fully recognized during the third quarter of 2013. During May 2014, the Company announced its intent to repay up to $15.0 million of the Company’s Series A Preferred Stock originally issued to the Treasury through TARP. On October 15, 2014, the Company redeemed 10,000 shares, or 41.7%, of its 24,000 shares of outstanding Series A Preferred Stock. The redemption price for the shares of Series A Preferred Stock was the stated liquidation preference amount of $1,000 per share, plus accrued and unpaid dividends. The total aggregate redemption price of the shares of Series A Preferred Stock redeemed was $10.2 million. The Company plans to effectuate repayment of the remaining Series A Preferred Stock through one or more transactions during the first quarter of 2015. During the remainder of 2014, the Company also plans to focus on online and mobile banking options offered to the Bank’s customers, including introducing or improving the Bank’s portfolio of internet and mobile banking products and services. As the Company executes these business strategies, senior management and the board of directors will continue to evaluate other initiatives that they believe will best position the Company for long-term success. While the Company largely has worked through the economic challenges of the past few years, the Company will look at the remainder of 2014 and into 2015 as an opportunity to strengthen its current branch network in existing markets and explore business development initiatives and strategic opportunities to grow the Company’s business. The Company completed one such initiative – the acquisition of a 4.9% interest in Southern Trust Mortgage, LLC – during May 2014.

On May 29, 2014, the Company announced the signing of a definitive merger agreement pursuant to which the Company would acquire VCB via a merger of VCB with and into EVB, with EVB surviving (such acquisition, the “Acquisition”). The company has received all regulatory approvals required for the Acquisition, and VCB’s common shareholders have approved the Acquisition. The Company expects to close the Acquisition during mid-November, 2014. After closing the Acquisition, the Company plans to operate all branches and businesses of VCB as part of the EVB franchise, which will impact the Company’s financial condition and results of operation as of and for future periods. For more information on this pending acquisition refer to Item 1. “Financial Statements,” under the heading “Note 16. Proposed Acquisition” in this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2014.

The Company has filed with the SEC a registration statement on Form S-4 in connection with the pending acquisition of VCB, which includes a prospectus under rule 424(b)(3) of the Securities Act of 1933 regarding the shares of the Company's common stock to be issued in the Merger, and a proxy statement for the meeting of VCB shareholders at which approval of the Agreement was voted upon. Shareholders of VCB and other investors are urged to read the combined proxy statement/prospectus that has been filed with the SEC and has been mailed to common shareholders of VCB because the proxy statement/prospectus contains important information about the Company and EVB, VCB, the Acquisition, the persons soliciting proxies in the Acquisition and their interests in the Acquisition and related matters. Investors will be able to obtain all documents filed with the SEC by the Company free of charge at the SEC's Internet site (http://www.sec.gov). In addition, documents filed with the SEC by the Company will be available free of charge from the Corporate Secretary of Eastern Virginia Bankshares, Inc., 330 Hospital Road, Tappahannock, Virginia 22560 telephone (804) 443-8400. The proxy statement/prospectus and the other documents may also be obtained for free by accessing the Company's website at www.evb.org under the heading "SEC Filings." Shareholders of VCB and other investors are urged to read the proxy statement/prospectus carefully.

This report shall not constitute an offer to sell, buy or exchange or the solicitation of an offer to sell, buy or exchange any securities, nor shall there be any sale, purchase or exchange of any securities in any jurisdiction in which such offer, solicitation, sale, purchase or exchange would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offer of securities shall be made except by means of the proxy statement/prospectus described in the paragraph above, and which shall constitute a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Summary of Third Quarter 2014 and Year to Date Operating Results and Financial Condition

Table 1: Performance Summary
	Three Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013
Net income (loss) (1)	$1,282	$(6,646)
Net income (loss) available to common shareholders (1)	$742	$(7,022)
Basic income (loss) per common share	$0.06	$(0.60)
Diluted income (loss) per common share	$0.04	$(0.60)
Return on average assets (annualized)	0.28%	-2.59%
Return on average common shareholders' equity (annualized)	3.12%	-31.51%
Net interest margin (tax equivalent basis) (2)	3.70%	3.54%

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013
Net income (loss) (1)	$4,933	$(4,893)
Net income (loss) available to common shareholders (1)	$3,334	$(6,021)
Basic income (loss) per common share	$0.28	$(0.72)
Diluted income (loss) per common share	$0.19	$(0.72)
Return on average assets (annualized)	0.42%	-0.74%
Return on average common shareholders' equity (annualized)	4.80%	-9.84%
Net interest margin (tax equivalent basis) (2)	3.82%	3.33%

(1) The difference between net income (loss) and net income (loss) available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock.

(2) For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three and nine month periods ended September 30, 2014 and 2013 contained in "Results of Operations" in this Item 2.

The Company’s results continue to be positively impacted by asset quality improvements and the extinguishment of long-term FHLB advances in the third quarter of 2013, as discussed in greater detail below. The prepayment of these advances has significantly improved the Company’s financial position and net interest margin for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.

For the three months ended September 30, 2014, the following were significant factors in the Company’s reported results:

•	Loss of $11.5 million on the extinguishment of $107.5 million in long-term FHLB advances in the third quarter of 2013 with no such prepayment or loss present in the current quarter;
•	Increase in net interest income of $232 thousand from the same period in 2013, principally due to a $700 thousand decrease in interest expense (primarily driven by the elimination of higher-rate, longer term FHLB advances during the third quarter of 2013 and the current low rate environment), partially offset by decreases in interest and fees on loans and interest on investment securities;
•	Net interest margin (tax equivalent basis) increased 16 basis points to 3.70% during the third quarter of 2014 as compared to 3.54% for the same period in 2013;
•	No provision for loan losses during the third quarter of 2014 compared to $350 thousand for the same period in 2013, reflecting the Company’s conservative approach to provisioning for the allowance for loan losses in prior periods and a reduction in net charge-offs to $477 thousand for the third quarter of 2014 from $1.3 million in the same period of 2013;

•	Increase in nonperforming assets of $649 thousand from June 30, 2014 to September 30, 2014 due primarily to the Company placing a one-to-four family residential loan on nonaccrual status as a result of the continued deteriorating financial condition of the borrower in the third quarter of 2014;
•	Expenses related to FDIC insurance premiums declined to $121 thousand, compared to $225 thousand for the same period in 2013, as the Company faced lower FDIC insurance assessment rates following termination of the Written Agreement;
•	Loss of $51 thousand on sale of other real estate owned during the third quarter of 2014 compared to $668 thousand during the third quarter of 2013. This decrease is primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of other real estate owned beginning during the third quarter of 2013;
•	Impairment losses on other real estate owned of $437 thousand during the third quarter of 2013 with no such loss present in the current quarter;
•	Other operating expenses increased $698 thousand during the third quarter of 2014 as compared to the same period in 2013 and was driven primarily by higher legal and professional fees associated with the pending acquisition of VCB. Excluding these non-recurring fees, other operating expenses during the third quarter of 2014 were approximately flat as compared to the same period in 2013; and
•	Increase in the effective dividend on preferred stock of $164 thousand from the same period in 2013 due primarily to the dividend rate of the Company’s Series A Preferred Stock increasing from 5% to 9% in the first quarter of 2014.

For the nine months ended September 30, 2014, the following were significant factors in the Company’s reported results:

•	Loss of $11.5 million on the extinguishment of $107.5 million in long-term FHLB advances in the prior year with no such prepayment or loss present in the current year;
•	Increase in net interest income of $2.4 million from the same period in 2013, principally due to a $3.5 million decrease in interest expense (due to the same factors as discussed for the three month comparison above), partially offset by decreases in interest and fees on loans;
•	Net interest margin (tax equivalent basis) increased 49 basis points to 3.82% for the nine months ended September 30, 2014 as compared to 3.33% for the same period in 2013;
•	Provision for loan losses of $250 thousand compared to $1.6 million for the same period in 2013, reflecting a reduction in net charge-offs to $876 thousand for the nine months ended September 30, 2014, from $5.0 million in the same period of 2013;
•	Decrease in nonperforming assets of $798 thousand during the first nine months of 2014 as compared to December 31, 2013 due to the Company’s continued focus on credit quality initiatives to improve its asset quality and resolve nonperforming assets;
•	Gain of $224 thousand on the sale of our former Bowling Green branch office in the prior year with no such gain present in the current year;
•	Expenses related to FDIC insurance premiums of $758 thousand, compared to $1.4 million for the same period in 2013;
•	Loss of $66 thousand on the sale of other real estate owned during the current year as compared to $823 thousand in the prior year;
•	Impairment losses on other real estate owned of $11 thousand during the current year as compared to $580 thousand in the prior year;
•	Other operating expenses increased $1.0 million during the first nine months of 2014 as compared to the same period in 2013 and was driven primarily by higher legal and professional fees associated with the pending acquisition of VCB; and
•	Increase in the effective dividend on preferred stock of $471 thousand from the same period in 2013 due primarily to the dividend rate of the Company’s Series A Preferred Stock increasing from 5% to 9% in the first quarter of 2014.

Capital Management

From February 2011 to May 2014, the Company deferred regularly schedule dividend payments on its Series A Preferred Stock. On August 15, 2014, the Company paid $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock.

The Company had also previously deferred regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities beginning with the second quarter of 2011, as permitted under the related indenture. During the second quarter of 2014, the Company paid all current and deferred interest on its outstanding Junior Subordinated Debentures.

As economic conditions improve, and as the Company is able to generate earnings to support its current and future capital needs, the Company plans to restore dividends on its common stock and Series B Preferred Stock. For additional information about regulatory capital requirements applicable to the Company, refer to Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements” in this Quarterly Report on Form 10-Q.

Results of Operations

As discussed above, the Company’s results of operations for the three and nine months ended September 30, 2014 were primarily driven by improved net interest margins related to the extinguishment of long-term FHLB advances in the third quarter of 2013. These improved financial results were achieved despite decreased yields on the Company’s loan portfolio, the largest segment of earning assets, during the three and nine months ended September 30, 2014 as compared to the same periods in 2013. Additionally, a reduced provision for loan losses positively impacted earnings during the three and nine months ended September 30, 2014. Credit quality continues to receive significant management attention to ensure that the Company continues to identify credit problems and improve the quality of its asset portfolio, with reduced levels of nonperforming assets from December 31, 2011 to September 30, 2014 demonstrating the Company’s positive asset quality progress. The Company remains diligent and focused on the management of its credit quality and is fully committed to quickly and aggressively addressing problem credits. Additional analysis and breakout of the Company’s nonperforming assets are presented later in this Item 2 under the caption “Asset Quality”. The remainder of this analysis discusses the results of operations under the component sections of net interest income and net interest margin, noninterest income, noninterest expense and income taxes.

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2014 and 2013.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$230,916	$1,185	2.04%	$241,757	$1,296	2.13%
Restricted securities	6,940	91	5.20%	7,323	83	4.50%
Tax exempt (2)	26,245	260	3.93%	29,312	305	4.13%
Total securities	264,101	1,536	2.31%	278,392	1,684	2.40%
Interest bearing deposits in other banks	7,997	5	0.25%	42,433	35	0.33%
Federal funds sold	139	-	0.00%	101	-	0.00%
Loans, net of unearned income (3)	696,130	8,623	4.91%	668,011	8,926	5.30%
Total earning assets	968,367	10,164	4.16%	988,937	10,645	4.27%
Less allowance for loan losses	(14,445)			(17,935)
Total non-earning assets	97,769			102,747
Total assets	$1,051,691			$1,073,749

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$260,055	$238	0.36%	$247,634	$225	0.36%
Savings	90,405	30	0.13%	91,076	31	0.14%
Money market savings	112,668	112	0.39%	119,536	117	0.39%
Large dollar certificates of deposit (4)	94,526	342	1.44%	119,106	380	1.27%
Other certificates of deposit	124,417	273	0.87%	129,917	365	1.11%
Total interest-bearing deposits	682,071	995	0.58%	707,269	1,118	0.63%
Federal funds purchased and repurchase agreements	3,393	5	0.58%	3,578	5	0.55%
Short-term borrowings	72,254	39	0.21%	21,637	12	0.22%
Long-term borrowings	-	-	0.00%	59,554	597	3.98%
Trust preferred debt	10,310	82	3.16%	10,310	89	3.42%
Total interest-bearing liabilities	768,028	1,121	0.58%	802,348	1,821	0.90%
Noninterest-bearing liabilities
Demand deposits	140,088			130,984
Other liabilities	3,749			6,455
Total liabilities	911,865			939,787
Shareholders' equity	139,826			133,962
Total liabilities and shareholders' equity	$1,051,691			$1,073,749

Net interest income (2)		$9,043			$8,824

Interest rate spread (2)(5)			3.58%			3.37%
Interest expense as a percent of average earning assets			0.46%			0.73%
Net interest margin (2)(6)			3.70%			3.54%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $80 adjustment for 2014 and a $93 adjustment in 2013.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

(dollars in thousands)

	Nine Months Ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$236,176	$4,030	2.28%	$254,876	$4,025	2.11%
Restricted securities	6,984	282	5.40%	8,493	252	3.97%
Tax exempt (2)	28,663	860	4.01%	21,791	649	3.98%
Total securities	271,823	5,172	2.54%	285,160	4,926	2.31%
Interest bearing deposits in other banks	6,863	13	0.25%	50,443	100	0.27%
Federal funds sold	135	-	0.00%	189	-	0.00%
Loans, net of unearned income (3)	686,643	25,735	5.01%	672,184	26,934	5.36%
Total earning assets	965,464	30,920	4.28%	1,007,976	31,960	4.24%
Less allowance for loan losses	(14,708)			(19,088)
Total non-earning assets	98,549			95,466
Total assets	$1,049,305			$1,084,354

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$258,848	$699	0.36%	$246,156	$695	0.38%
Savings	89,976	90	0.13%	90,051	111	0.16%
Money market savings	115,205	353	0.41%	126,440	401	0.42%
Large dollar certificates of deposit (4)	98,250	950	1.29%	125,219	1,238	1.32%
Other certificates of deposit	124,532	868	0.93%	130,809	1,173	1.20%
Total interest-bearing deposits	686,811	2,960	0.58%	718,675	3,618	0.67%
Federal funds purchased and repurchase agreements	3,405	15	0.59%	3,435	15	0.58%
Short-term borrowings	71,259	110	0.21%	7,292	12	0.22%
Long-term borrowings	-	-	0.00%	97,973	2,958	4.04%
Trust preferred debt	10,310	258	3.35%	10,310	263	3.41%
Total interest-bearing liabilities	771,785	3,343	0.58%	837,685	6,866	1.10%
Noninterest-bearing liabilities
Demand deposits	134,774			125,141
Other liabilities	4,355			6,966
Total liabilities	910,914			969,792
Shareholders' equity	138,391			114,562
Total liabilities and shareholders' equity	$1,049,305			$1,084,354

Net interest income (2)		$27,577			$25,094

Interest rate spread (2)(5)			3.70%			3.14%
Interest expense as a percent of average earning assets			0.46%			0.91%
Net interest margin (2)(6)			3.82%			3.33%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $263 adjustment for 2014 and a $198 adjustment in 2013.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the third quarter of 2014 increased $232 thousand, or 2.7%, when compared to the third quarter of 2013. Net interest income in the nine months ended September 30, 2014 increased $2.4 million, or 9.7%, when compared to the same period in 2013. The Company’s net interest margin increased to 3.70% and 3.82% for the three and nine months ended September 30, 2014, representing 16 and 49 basis point increases, respectively, over the Company’s net interest margins for the three and nine months ended September 30, 2013.

The most significant factors impacting net interest income and net interest margin during these periods were as follows:

Positive Impacts:

•	Extinguishment of higher-rate long-term FHLB advances during the third quarter of 2013, which drove declines in the Company’s interest expense and rate paid on average interest-bearing liabilities;
•	Decreases in the average balances of and average rates paid on total interest-bearing deposits;
•	Increasing yields on the investment securities portfolio during the nine month period driven by increases in interest rates on securities over the comparable periods and rebalancing efforts during late 2013 and the first half of 2014, which largely consisted of accelerated prepayments on lower yield Agency mortgage-backed and Agency CMO securities and a greater allocation of the portfolio to SBA Pool securities and higher yielding, longer duration municipal securities; and
•	Increasing average loan balances.

Negative Impacts:

•	Decreasing yields on the Company’s loan portfolio;
•	Decreasing average investment securities balances. The third quarter of 2014 was also negatively impacted by lower yields on securities over the comparable 2013 period due to sales/calls of higher yielding municipal securities during the third quarter of 2014; and
•	Decreasing average short-term investment balances.

Total interest income

Total interest income decreased 4.4% and 3.5% for the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, respectively. These declines in total interest income were driven primarily by declines in the yield on the loan portfolio, a decrease in average investment securities and a decline in investment securities yields during the three months ended September 30, 2014. These declines were partially offset by higher yields on investment securities during the nine month period ended September 30, 2014 and higher average loan balances.

Loans

Average loan balances increased for both the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, due primarily to the purchase of $27.2 million in performing one-to-four family residential mortgage loans in the first quarter of 2014, the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014 and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $12.1 million as of September 30, 2014) in the second quarter of 2014. These additions to the Company’s loan portfolio were partially offset by weak loan demand in the Company’s markets as a result of the continuing challenging economic conditions, such that the Company’s average loan balances increased $28.1 million and $14.5 million for the three and nine months ended September 30, 2014, respectively, as compared to average loan balances for the same periods in 2013. In addition, due to the continuing low interest rate environment, loans were originated during the third quarter and first nine months of 2014 at much lower yields than seasoned loans in the Company’s loan portfolio, which has contributed significantly to average yields on the loan portfolio declining 39 and 35 basis points for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Total average loans were 71.9% of total average interest-earning assets for the three months ended September 30, 2014, compared to 67.5% for the three months ended September 30, 2013. Total average loans were 71.1% of total average interest-earning assets for the nine months ended September 30, 2014, compared to 66.7% for the nine months ended September 30, 2013.

Investment securities

Average investment securities balances declined 5.1% and 4.7% for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, due to the Company’s efforts to rebalance the securities portfolio, while the yields on investment securities decreased 9 basis points and increased 23 basis points for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. For the three month period, decreasing yields on the investment securities portfolio were driven by lower interest rates over the comparable period and sales/calls of higher yielding municipal securities during the third quarter of 2014. For the nine month period, increasing yields on the investment securities portfolio were driven by increases in interest rates over the comparable period and portfolio rebalancing efforts during late 2013 and the first half of 2014, which largely consisted of accelerated prepayments on lower yield Agency mortgage-backed and Agency CMO securities and allocating a greater proportion of the portfolio to SBA Pool securities and higher yielding, longer duration municipal securities.

Interest bearing deposits in other banks

Average interest bearing deposits in other banks decreased significantly for both the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, due to the overall decrease in our average total deposits, the purchase of $27.2 million in performing one-to-four family mortgage loans in the first quarter of 2014 and declines in average total borrowings that were largely due to extinguishing the Company’s long-term FHLB advances during the third quarter of 2013.

Interest-bearing deposits

Average total interest-bearing deposit balances and related rates paid decreased for both the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, contributing to the reductions in interest expense in the third quarter and first nine months of 2014. Retail deposits continued to shift from higher priced certificates of deposit and money market savings accounts to lower priced checking (or “NOW”) accounts.

Borrowings

Average total borrowings and related rates paid on average total borrowings decreased for both the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, significantly driving the reduction in interest expense in the third quarter and first nine months of 2014. Average total borrowings and related rates paid decreased primarily due to the extinguishment of higher rate long-term FHLB advances during third quarter 2013. The long-term FHLB advances were partially replaced with short-term FHLB advances at a significantly lower rate and lower principal balance.

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

The following tables depict the components of noninterest income for the three and nine months ended September 30, 2014 and 2013:

Table 3: Noninterest Income

	Three Months Ended September 30,
(dollars in thousands)	2014	2013	Change $	Change %
Service charges and fees on deposit accounts	$825	$847	$(22)	-2.6%
Debit/credit card fees	383	391	(8)	-2.0%
Gain on sale of available for sale securities, net	7	-	7	100.0%
Gain on sale of bank premises and equipment	-	223	(223)	-100.0%
Other operating income	390	334	56	16.8%
Total noninterest income	$1,605	$1,795	$(190)	-10.6%

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013	Change $	Change %
Service charges and fees on deposit accounts	$2,484	$2,342	$142	6.1%
Debit/credit card fees	1,070	1,099	(29)	-2.6%
Gain on sale of available for sale securities, net	496	525	(29)	-5.5%
Gain on sale of bank premises and equipment	5	249	(244)	-98.0%
Other operating income	1,081	978	103	10.5%
Total noninterest income	$5,136	$5,193	$(57)	-1.1%

Key changes in the components of noninterest income for both the three and nine months ended September 30, 2014, as compared to the same periods in 2013, are discussed below:

•	Service charges and fees on deposit accounts increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to increases in service charge and overdraft fees on checking accounts;
•	Gain on sale of bank premises and equipment decreased as the Company sold its former Bowling Green branch office during the third quarter of 2013 (which generated a gain of $224 thousand) with no such gain being recognized in the same period of 2014; and
•	Other operating income increased for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to higher earnings from bank owned life insurance policies during 2014 and earnings from the Bank’s investment in Southern Trust Mortgage, LLC which the Bank acquired 4.9% ownership on May 15, 2014. With respect to the three months ended September 30, 2014 as compared to the same period in 2013, other operating income increased primarily due to earnings from the Bank’s investment in Southern Trust Mortgage, LLC.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and other operating expenses.

The following tables depict the components of noninterest expense for the three and nine months ended September 30, 2014 and 2013:

Table 4: Noninterest Expense

	Three Months Ended September 30,
(dollars in thousands)	2014	2013	Change $	Change %
Salaries and employee benefits	$4,652	$4,418	$234	5.3%
Occupancy and equipment expenses	1,286	1,333	(47)	-3.5%
Telephone	207	293	(86)	-29.4%
FDIC expense	121	225	(104)	-46.2%
Consultant fees	250	268	(18)	-6.7%
Collection, repossession and other real estate owned	49	195	(146)	-74.9%
Marketing and advertising	181	132	49	37.1%
Loss on sale of other real estate owned	51	668	(617)	-92.4%
Impairment losses on other real estate owned	-	437	(437)	-100.0%
Loss on extinguishment of debt	-	11,453	(11,453)	-100.0%
Other operating expenses	1,831	1,133	698	61.6%
Total noninterest expenses	$8,628	$20,555	$(11,927)	-58.0%

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013	Change $	Change %
Salaries and employee benefits	$13,986	$12,713	$1,273	10.0%
Occupancy and equipment expenses	3,872	3,860	12	0.3%
Telephone	629	858	(229)	-26.7%
FDIC expense	758	1,408	(650)	-46.2%
Consultant fees	872	697	175	25.1%
Collection, repossession and other real estate owned	205	447	(242)	-54.1%
Marketing and advertising	618	612	6	1.0%
Loss on sale of other real estate owned	66	823	(757)	-92.0%
Impairment losses on other real estate owned	11	580	(569)	-98.1%
Loss on extinguishment of debt	-	11,453	(11,453)	-100.0%
Other operating expenses	4,308	3,265	1,043	31.9%
Total noninterest expenses	$25,325	$36,716	$(11,391)	-31.0%

Key changes in the components of noninterest expense for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, are discussed below:

•	Salaries and employee benefits increased for the three and nine month periods due to annual merit increases, increased restricted stock expense, lower deferred compensation on loan originations (which increased current salaries and employee benefits expense) and higher group term insurance costs, partially offset by an increase in the actuarial pension benefit recognized;
•	Telephone expenses decreased for the three and nine month periods as a result of changing vendors during the first quarter of 2014 which generated cost savings;
•	FDIC expense decreased for the three and nine month periods due to lower base FDIC insurance assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the Written Agreement in July 2013, and corresponding decreases in FDIC insurance assessment rates during 2014;
•	Consultant fees increased for the nine month period due to additional consulting charges that were related to compliance and loan operations and outsourcing of the Bank’s core information technology processing;
•	Collection, repossession and other real estate owned expenses decreased for the three and nine month periods due to declines in carrying balances of and costs associated with other real estate owned and classified assets;
•	Marketing and advertising for the three month period was elevated due to increased expenditures related to the pending VCB acquisition, digital marketing initiatives and other local market events;
•	Loss on the sale of other real estate owned declined for the three and nine month periods primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of other real estate owned during the third quarter of 2013, lower other real estate owned balances during 2014 and stabilization of real estate prices in our markets;

•	Impairment losses on other real estate owned have decreased as other real estate owned balances have continued to decline and real estate prices in our markets have continued to stabilize;
•	Loss on extinguishment of debt of $11.5 million was recognized in the third quarter of 2013 due to the prepayment of $107.5 million in long-term FHLB advances in August 2013 with no such loss or prepayment present in 2014; and
•	Other operating expenses increased for the three and nine month periods primarily due to higher legal and professional services primarily related to the Company’s investment in Southern Trust Mortgage, LLC and the Company’s pending acquisition of VCB. Other operating expenses also increased due to higher franchise taxes, loan related expenses, director expenses, employee mileage reimbursements and increases customer check and coupon incentives. For the three month period, increases in other operating expenses were partially offset by a decrease in ATM charge-off expense.

Income Taxes

The Company recorded income tax expense of $658 thousand for the three months ended September 30, 2014, as compared to an income tax benefit of $3.7 million for the same period of 2013, reflecting a $4.4 million increase in income tax expense.

The Company recorded income tax expense of $1.9 million for the nine months ended September 30, 2014, as compared to an income tax benefit of $3.3 million for the same period of 2013, reflecting a $5.2 million increase in income tax expense. The increases in income tax expense from the third quarter and first nine months of 2013 to the same periods of 2014 was primarily the result of the Company’s pretax income increasing by approximately $12.3 million and $15.1 million, respectively, due substantially to the $11.5 million prepayment penalty on the long-term FHLB advances prepaid during the third quarter of 2013 that was not repeated during 2014, and partially offset by increases in the amount of tax-exempt income on investment securities (as the Company rebalanced its securities portfolio during 2013), increases in tax-exempt income from bank owned life insurance policies and partially offset by merger related expense that are not tax deductible.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Average loans outstanding*	$686,643	$672,184
Allowance for loan losses, January 1	$14,767	$20,338
Charge-offs:
Commercial, industrial and agricultural	(314)	(534)
Real estate - one to four family residential:
Closed end first and seconds	(414)	(1,137)
Home equity lines	(129)	(111)
Real estate - construction:
One to four family residential	-	(57)
Other construction, land development and other land	-	(1,154)
Real estate - non-farm, non-residential:
Owner occupied	-	(514)
Non-owner occupied	-	(1,912)
Consumer	(182)	(165)
Other	(277)	(98)
Total loans charged-off	(1,316)	(5,682)
Recoveries:
Commercial, industrial and agricultural	43	277
Real estate - one to four family residential:
Closed end first and seconds	227	67
Home equity lines	14	29
Real estate - construction:
One to four family residential	6	58
Other construction, land development and other land	9	68
Real estate - non-farm, non-residential:
Owner occupied	27	-
Non-owner occupied	13	55
Consumer	80	94
Other	21	40
Total recoveries	440	688
Net charge-offs	(876)	(4,994)
Provision for loan losses	250	1,550
Allowance for loan losses, September 30	$14,141	$16,894
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	2.00%	2.55%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.17%	0.99%

*Net of unearned income and includes nonaccrual loans.

As a result of taking a conservative approach to provision for loan losses in prior periods in light of uncertain economic and financial market conditions, the Company made provision for loan losses of $0 and $250 thousand, respectively for the three and nine months ended September 30, 2014, as compared to $350 thousand and $1.6 million for the same period of 2013. Net charge-offs for the three and nine months ended September 30, 2014 were $477 thousand and $876 thousand, respectively, compared to $1.3 million and $5.0 million, respectively for the same periods of 2013. This represents, on an annualized basis, 0.27% and 0.17% of average loans outstanding for the three and nine months ended September 30, 2014 and 0.77% and 0.99% of average loans outstanding for the same periods of 2013. The contribution to the provision in the first nine months of 2014 was made in response to improved credit quality issues in our loan portfolio as well as current market conditions, both nationally and in our markets, which indicate that credit quality issues are less likely to impact our loan portfolio and our earnings in future periods. The provision for loan losses declined during the first nine months of 2014 compared to the same period of 2013 due primarily to a decline in historical charge-off rates.

Net charge-offs decreased $4.1 million, or 82.5%, from the nine months ended September 30, 2013 to the same period of 2014 due to stabilization of the Company’s credit quality metrics, including nonperforming assets, and other factors such as a decline in adversely rated credits, which are reflective of slowly improving economic conditions. However, the Company continues to aggressively focus on credit quality initiatives to improve its asset quality and resolve nonperforming assets.

The allowance for loan losses at September 30, 2014 was $14.1 million, compared with $14.8 million at December 31, 2013. This represented 2.00% of period end loans at September 30, 2014, compared with 2.25% of year end loans at December 31, 2013.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2014		2013
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,309	9.34%	$1,787	8.17%
Real estate - one to four family residential:
Closed end first and seconds	2,245	33.40%	2,859	33.25%
Home equity lines	1,841	13.97%	1,642	15.19%
Real estate - multifamily residential	100	2.95%	79	2.75%
Real estate - construction:
One to four family residential	355	2.25%	364	2.46%
Other construction, land development and other land	2,393	3.56%	1,989	3.30%
Real estate - farmland	130	0.99%	116	1.24%
Real estate - non-farm, non-residential:
Owner occupied	2,324	18.63%	3,236	19.26%
Non-owner occupied	2,366	10.69%	1,770	11.39%
Consumer	306	2.12%	387	2.55%
Other	772	2.10%	538	0.44%
Total allowance for loan losses	$14,141	100.00%	$14,767	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2014 and December 31, 2013 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of September 30, 2014, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the nine months ended September 30, 2014 and the year ended December 31, 2013:

Table 7: Nonperforming Assets
	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Nonaccrual loans*	$10,535	$11,018	$(483)	-4.4%
Loans past due 90 days and accruing interest	-	-	-	-
Total nonperforming loans	10,535	11,018	(483)	-4.4%
Other real estate owned	485	800	(315)	-39.4%
Total nonperforming assets	$11,020	$11,818	$(798)	-6.8%

Nonperforming assets to total loans and other real estate owned	1.56%	1.80%
Allowance for loan losses to nonaccrual loans	134.23%	134.03%
Annualized net charge-offs to average loans for the period	0.17%	1.11%
Allowance for loan losses to period end loans	2.00%	2.25%

* Includes $4.0 million and $4.2 million in nonaccrual TDRs at September 30, 2014 and December 31, 2013, respectively.

The following table presents the change in the OREO balance for the nine months ended September 30, 2014 and 2013:

Table 8: OREO Changes
	September 30,
(dollars in thousands)	2014	2013	Change $	Change %
Balance at the beginning of period, gross	$1,054	$5,558	$(4,504)	-81.0%
Transfers from loans	309	1,675	(1,366)	-81.6%
Sales proceeds	(547)	(3,816)	3,269	85.7%
Previously recognized impairment losses on disposition	(201)	(906)	705	77.8%
Loss on disposition	(66)	(823)	757	92.0%
Balance at the end of period, gross	549	1,688	(1,139)	-67.5%
Less valuation allowance	(64)	(485)	421	86.8%
Balance at the end of period, net	$485	$1,203	$(718)	-59.7%

The following table presents the change in the valuation allowance for OREO for the nine months ended September 30, 2014 and 2013:

Table 9: OREO Valuation Allowance Changes
	September 30,
(dollars in thousands)	2014	2013
Balance at the beginning of period	$254	$811
Valuation allowance	11	580
Charge-offs	(201)	(906)
Balance at the end of period	$64	$485

Nonperforming assets were $11.0 million or 1.56% of total loans and other real estate owned at September 30, 2014 compared to $11.8 million or 1.80% at December 31, 2013. Nonperforming assets increased from 2007 through 2010 as a result of the continued challenging economic conditions which significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. Nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and 2013 and decreased by $798 thousand during the first nine months of 2014. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 134.23% of nonaccrual loans at September 30, 2014, compared to 134.03% at December 31, 2013. Nonperforming loans decreased $483 thousand or 4.4% during the nine months ended September 30, 2014 to $10.5 million.

Nonaccrual loans were $10.5 million at September 30, 2014, a decrease of approximately $483 thousand or 4.4% from $11.0 million at December 31, 2013. Of the current $10.5 million in nonaccrual loans, $9.8 million or 93.1% is secured by real estate in our market area. Of these real estate secured loans, $5.4 million are residential real estate, $3.5 million are commercial properties, $590 thousand are farmland, and $251 thousand are real estate construction. Nonaccrual loans increased $765 thousand during the third quarter of 2014 primarily due to the Company placing a one-to-four family residential loan on nonaccrual status as a result of the continued deteriorating financial condition of the borrower.

As of September 30, 2014 and December 31, 2013, there were no loans past due 90 days and still accruing interest.

The Company’s activity levels with regard to holding OREO, selling OREO and transferring loans to OREO was significantly lower during the first nine months of 2014 than the same period in 2013, primarily due to the Company’s improved credit quality during the 2014 period. Other real estate owned, net of valuation allowance at September 30, 2014 was $485 thousand, a decrease of $315 thousand or 39.4% from $800 thousand at December 31, 2013. The balance of other real estate owned at September 30, 2014 was comprised of 10 properties of which $352 thousand are residential real estate, $120 thousand are real estate construction properties and $13 thousand are commercial properties. During the nine months ended September 30, 2014, new foreclosures included six properties totaling $309 thousand transferred from loans. Sales of ten other real estate owned properties for the nine months ended September 30, 2014 resulted in a net loss of $66 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $11 thousand in its consolidated statements of operations for the nine months ended September 30, 2014, due to valuation adjustments on other real estate owned properties as compared to $580 thousand for the same period of 2013. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $718 thousand, or 59.7%, decrease in other real estate owned from September 30, 2013 to September 30, 2014. For more information on asset disposition strategies, see “Strategic Initiatives and Pending Acquisition of Virginia Company Bank” in this Item 2.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at September 30, 2014 and December 31, 2013 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

At September 30, 2014, the balance of impaired loans was $43.2 million, for which there were specific valuation allowances of $5.9 million. At December 31, 2013, the balance of impaired loans was $35.5 million, for which there were specific valuation allowances of $5.7 million. The average balance of impaired loans was $40.3 million for the nine months ended September 30, 2014, compared to $41.2 million for the year ended December 31, 2013. Impaired loans increased by approximately $7.6 million from December 31, 2013 to September 30, 2014, primarily due to the deteriorating financial condition of two large commercial relationships. The Company’s balance of impaired loans remains elevated over historical levels as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at September 30, 2014 and December 31, 2013:

Table 10: Troubled Debt Restructurings (TDRs)

	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Performing TDRs	$16,004	$16,026	$(22)	-0.1%
Nonperforming TDRs*	3,965	4,188	(223)	-5.3%
Total TDRs	$19,969	$20,214	$(245)	-1.2%

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

Financial Condition

Summary

At September 30, 2014, the Company had total assets of $1.05 billion, an increase of $25.7 million or 2.5% from $1.03 billion at December 31, 2013. The increase in total assets was principally the result of increases in restricted securities, loans, short-term borrowings and shareholders’ equity, and partially offset by decreases in cash and short-term investments, interest bearing deposits with banks, investment securities, deferred income taxes and interest-bearing deposits.

Table 11: Balance Sheet Changes
	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Total assets	$1,052,756	$1,027,074	$25,682	2.5%
Cash and short-term investments	12,472	13,944	(1,472)	-10.6%
Interest bearing deposits with banks	3,766	5,402	(1,636)	-30.3%
Securities available for sale, at fair value	218,637	234,935	(16,298)	-6.9%
Securities held to maturity, at carrying value	33,333	35,495	(2,162)	-6.1%
Restricted securities, at cost	7,126	5,549	1,577	28.4%
Total loans	706,390	657,197	49,193	7.5%
Deferred income taxes, net	14,265	18,937	(4,672)	-24.7%
Other real estate owned, net	485	800	(315)	-39.4%
Bank owned life insurance	21,573	21,158	415	2.0%
Total deposits	821,472	834,462	(12,990)	-1.6%
Total borrowings	90,385	55,259	35,126	63.6%
Total shareholders' equity	137,787	132,949	4,838	3.6%

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

Table 12: Investment Securities
	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Available for Sale (at Estimated Fair Value):
Obligations of U.S. Government agencies	$14,230	$13,390	$840	6.3%
SBA Pool securities	81,966	86,035	(4,069)	-4.7%
Agency mortgage-backed securities	29,390	35,254	(5,864)	-16.6%
Agency CMO securities	39,775	41,378	(1,603)	-3.9%
Non agency CMO securities	943	1,306	(363)	-27.8%
State and political subdivisions	51,470	56,342	(4,872)	-8.6%
Pooled trust preferred securities	737	749	(12)	-1.6%
FNMA and FHLMC preferred stock	126	481	(355)	-73.8%
Total	$218,637	$234,935	$(16,298)	-6.9%

	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$12,120	$12,500	$(380)	-3.0%
State and political subdivisions	21,213	22,995	(1,782)	-7.7%
Total	$33,333	$35,495	$(2,162)	-6.1%

Total investment securities were $252.0 million at September 30, 2014, reflecting a decrease of $18.5 million or 6.8% from $270.4 million at December 31, 2013. The available for sale portfolio had an unrealized (loss), net of tax benefit, of ($2.6) million at September 30, 2014 compared with an unrealized (loss), net of tax benefit, of ($7.8) million at December 31, 2013. These unrealized (losses) as of September 30, 2014 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline and was partially offset by a decrease in interest rates, specifically in the middle and long-end of the yield curve, during the first nine months of 2014 which has caused bond prices to rise and thereby reduce the amount of unrealized losses.

The decrease in the investment portfolio during the first nine months of 2014 was the result of our continued effort to restructure the composition of our securities portfolio. These decreases were partially offset by the result of mark-to-market adjustments related to decreases to the mid to long term interest rate curve during the first nine months of 2014. Net unrealized losses on available for sale investment securities were $3.9 million at September 30, 2014, compared to net unrealized losses of $11.8 million at December 31, 2013. The sustained low interest rate environment, when compared to historical rates, has limited the supply of attractive investments by driving demand for investment securities with acceptable rates of return. In part due to the limited investment opportunities, during 2014 the Company has permitted the investment security portfolio to run off, significantly contributing to a 6.9% decline in the portfolio during the first nine months of 2014. By not reinvesting proceeds into investment securities, the Company will have more capital available to deploy into strategic initiatives identified by management and the Company will continue to approach its long term target of investment securities equal to 20% of the Company’s total assets.

During 2013 and during the first six months of 2014, management continued to focus on SBA Pool securities as a key component of the investment securities portfolio. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 35.9% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Reserve Bank and repurchase agreements. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of September 30, 2014 and December 31, 2013, our investment portfolio was 23.9% and 26.3%, respectively, of total assets.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $706.4 million at September 30, 2014, an increase of approximately $49.2 million or 7.5% from $657.2 million at December 31, 2013. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio
	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Commercial, industrial and agricultural	$65,954	$53,673	$12,281	22.9%
Real estate - one to four family residential:
Closed end first and seconds	235,913	218,472	17,441	8.0%
Home equity lines	98,713	99,839	(1,126)	-1.1%
Total real estate - one to four family residential	334,626	318,311	16,315	5.1%
Real estate - multifamily residential	20,829	18,077	2,752	15.2%
Real estate - construction:
One to four family residential	15,880	16,169	(289)	-1.8%
Other construction, land development and other land	25,135	21,690	3,445	15.9%
Total real estate - construction	41,015	37,859	3,156	8.3%
Real estate - farmland	7,027	8,172	(1,145)	-14.0%
Real estate - non-farm, non-residential:
Owner occupied	131,606	126,569	5,037	4.0%
Non-owner occupied	75,539	74,831	708	0.9%
Total real estate - non-farm, non-residential	207,145	201,400	5,745	2.9%
Consumer	14,970	16,782	(1,812)	-10.8%
Other	14,824	2,923	11,901	407.2%
Total loans	$706,390	$657,197	$49,193	7.5%

The increase in loans was primarily due to the purchase of $27.2 million in performing one-to-four family residential mortgage loans in the first quarter of 2014, the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014 (substantially contributing to the increase in commercial, industrial and agricultural loans) and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $12.1 million as of September 30, 2014 that is included in other loans) in the second quarter of 2014. These additions to the Company’s loan portfolio were partially offset by the impacts of weak loan demand in the Bank’s markets, the natural amortization of the portfolio, additional charge-offs and payment curtailments on outstanding credits.

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

Total deposits were $821.5 million as of September 30, 2014, a decrease of approximately $13.0 million or 1.6% from $834.5 million as of December 31, 2013. The following table sets forth the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits
	September 30,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Noninterest-bearing deposits	$143,462	$126,861	$16,601	13.1%

Interest-bearing deposits:
Demand deposits	$255,823	$272,343	$(16,520)	-6.1%
Money market deposits	112,245	121,491	(9,246)	-7.6%
Savings deposits	91,413	89,577	1,836	2.0%
Time deposits	218,529	224,190	(5,661)	-2.5%
Total interest-bearing deposits	$678,010	$707,601	$(29,591)	-4.2%

During the first nine months of 2014, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity noninterest-bearing retail deposits as our consumers are willing to forego the yield on longer-term products in order to have more readily available access to their funds. The Company believes the increase in our noninterest-bearing deposits during the nine months ended September 30, 2014 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty in general. The Company saw a reduction in interest-bearing retail deposits, including those to counties and municipalities that were driven primarily by changes in the timing of cyclical deposit activity from the end of 2013 and into the first quarter of 2014. While the Company believes that it offers competitive interest rates on all deposit products and competitive features on deposit products, the continued weak loan demand, coupled with our ongoing deposit re-pricing strategy, have allowed for some deposit attrition particularly from depositors seeking higher yields at our competitors or from other investment vehicles. At September 30, 2014 and December 31, 2013, the Company had $31.6 million and $21.2 million in brokered certificates of deposits, and these deposits partially offset a decline Company’s time deposit portfolio during the first nine months of 2014. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $90.4 million at September 30, 2014, an increase of approximately $35.1 million or 63.6% from $55.3 million at December 31, 2013. The significant increase in borrowings was primarily driven by using borrowings (primarily short-term FHLB advances) to fund the purchase of $27.2 million in performing one-to-four family mortgage loans during the first quarter of 2014, to fund the origination of loans through a new loan production office in Chesterfield County, VA (opened in the second quarter of 2014), and to originate a line of credit to fund loan originations to Southern Trust Mortgage, LLC (balance of $12.1 million as of September 30, 2014) in the second quarter of 2014 through short-term FHLB advances. The Company will continue to consider lower cost, short-term borrowings as a favorable funding option and may use these funding sources in connection with executing the Company’s strategic initiatives during the remainder of 2014 and into 2015.

Off-Balance Sheet Arrangements

As of September 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The 2013 Capital Initiative added $50.0 million of gross proceeds to the Company’s liquidity. The Company deployed a portion of these proceeds during the third quarter of 2013 to execute certain of the Company’s strategic initiatives including the prepayment of higher rate long-term FHLB advances and the accelerated resolution and disposition of adversely classified assets. The Company expects to continue deploying a portion of these proceeds to execute additional business initiatives during the remainder of 2014 and into 2015. For more information see “Strategic Initiatives and Pending Acquisition of Virginia Company Bank” in this Item 2.

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

Cash, cash equivalents and federal funds sold totaled $16.2 million as of September 30, 2014 compared to $19.3 million as of December 31, 2013. At September 30, 2014, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $213.4 million or 20.3% of total assets, compared to $203.8 million or 19.8% of total assets at December 31, 2013.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $8.8 million, net cash used in investing activities was $28.5 million and net cash provided by financing activities was $16.7 million for the nine months ended September 30, 2014. Combined, this contributed to a $3.1 million decrease in cash and cash equivalents for the nine months ended September 30, 2014.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $211.2 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $61.5 million at September 30, 2014. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $53.2 million at September 30, 2014.

As of September 30, 2014, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2014, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2014, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2014, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of September 30, 2014 and December 31, 2013 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements.”

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

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the nine months ended September 30, 2014 and 2013, no cash dividends have been paid from the Bank to the Company.

For the nine months ended September 30, 2014 and 2013, the Company paid no cash dividends to common shareholders. The Company paid $5.5 million of current and deferred cash dividends on its Series A Preferred Stock on August 15, 2014.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

From February 2011 to May 2014, the Company deferred dividend payments on its Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock did not constitute an event of default.  Dividends on the Series A Preferred Stock are, however, cumulative, and the Company had accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of operations.  As of June 30, 2014, the Company had accumulated $4.7 million for dividends on the Series A Preferred Stock. On August 15, 2014, the Company paid dividends of $5.5 million, including both current and accumulated but unpaid dividends on its Series A Preferred Stock.

During May 2014, the Company announced its intent to repay up to $15.0 million of the Company’s Series A Preferred Stock originally issued to the Treasury through TARP. On October 15, 2014, the Company redeemed 10,000 shares, or 41.7%, of its 24,000 shares of outstanding Series A Preferred Stock. The redemption price for the shares of Series A Preferred Stock was the stated liquidation preference amount of $1,000 per share, plus accrued and unpaid dividends. The total aggregate redemption price of the shares of Series A Preferred Stock redeemed was approximately $10.2 million. The Company plans to effectuate repayment of the remaining Series A Preferred Stock through one or more transactions during the first quarter of 2015.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2014 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the nine months ended September 30, 2014, the Company did not repurchase any of its common stock.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014 by and among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.
(Registrant)

Date:	November 14, 2014	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2014	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

