Form 10-K
period 2014-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2015-03-31
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1866052
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was $73.3 million.

There were 13,023,934 shares of common stock, par value $2.00 per share, outstanding as of March 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (“Parent”) is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. Through our wholly-owned bank subsidiary, EVB (the “Bank”), we operate twenty-four full service branches and two drive-in facilities in eastern Virginia, and one loan production office in Chesterfield County, Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Parent acquired Virginia Company Bank (“VCB”) on November 14, 2014 and merged VCB with and into the Bank with the Bank surviving, thereby adding three additional branches to the Bank located in Newport News, Williamsburg and Hampton.

EVB is a community bank targeting small to medium-sized businesses and consumers in our traditional coastal plain markets and the emerging suburbs outside of the Richmond, Tidewater, and southern Virginia areas. Our mission is dedicated to providing the highest quality financial services to our customers, enriching the health and vitality of the communities we serve, and enhancing shareholder value.

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

Historically, the Company’s goal has been to expand our footprint in eastern and central Virginia. To accomplish that goal, we have expanded and improved our branch network, including most recently through our acquisition of VCB. Also in 2014, we opened a loan production office in Chesterfield County, Virginia to expand our footprint in the Richmond, Virginia metropolitan area. While we continuously evaluate strategies of building new branches in growing markets and purchasing other locations as the opportunities arise, the economic environment over the past few years has made expansion challenging. We have closed three branches during the last three years, with our Glenns branch closing in December 2011, our Bowling Green branch closing in September 2012 and our Old Church branch closing in October 2013. The decision to close our Glenns branch was based on foot traffic and other metrics, and we can continue to efficiently serve our customers in that area with the three other branches located only a few miles away. The decision to close our Bowling Green branch was based on several factors including the branch location, which was outside our traditional footprint, and the inability to successfully grow the branch due to local economic conditions. The decision to close the Old Church branch was based on several factors including declining branch activity and an absence of community or business initiatives for economic expansion in or around the area in the near future. These branch closures were also part of our strategic focus from 2011 to 2013 of aggressively managing our noninterest expenses. Other changes to the branch system could occur in the future. Our goal continues to be to expand whenever possible when it is financially feasible.

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at five retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $1 thousand, which is adjustable on a quarterly basis. The Bank maintained a similar arrangement with Southern Trust Mortgage, LLC from April 2011 until the Bank agreed to acquire its investment in Southern Trust Mortgage, LLC. The Bank had a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank has ceased operations of EVB Title, LLC due to low volume and profitability. On October 1, 2014, the Bank acquired a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans and whose financial position and operating results are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

As previously disclosed, in February 2011 we entered into a written agreement with our federal and state banking regulators. The Written Agreement was terminated on July 30, 2013. As previously disclosed, in September 2013 we entered into a Memorandum of Understanding with our federal and state banking regulators. The Memorandum of Understanding was terminated effective March 13, 2014. For additional discussion of the agreement and Memorandum of Understanding, please see “Regulation and Supervision–Regulatory Agreements” later in Item 1 of this Annual Report on Form 10-K.

Market Areas

The Company currently conducts business through twenty-four full service branches and two drive-in facilities, primarily in the eastern portion of the state. Our markets are located east of U.S. Route 250 and extend from northeast of Richmond to the Chesapeake Bay and Hampton in central Virginia and across the James River from Colonial Heights to southeastern Virginia. Geographically, we have five primary market areas: Northern Neck, Middle Peninsula, Capital (suburbs of Richmond), Tidewater (Williamsburg, Newport News and Hampton), and Southern.

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

Our Capital region is currently comprised of Chesterfield, Hanover, Henrico and King William counties and Colonial Heights, which are largely emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and eighty-six miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting. With a branch in the adjacent county of Henrico, which is closer to Richmond, we have the advantage of an established economic setting with many small business prospects. Our location in Colonial Heights puts us in the south Richmond suburbs and allows us to capitalize on economic activity related to the U.S. Army facility at Fort Lee. The other county, King William, offers us growth opportunities as the Richmond suburbs expand farther east of their current boundaries.

Our Tidewater region is currently comprised of Williamsburg, Newport News and Hampton. This area, located approximately 60 miles east of Richmond along the U.S. Interstate 64 corridor, is part of the Hampton Roads MSA and is a densely populated and well-established area. This major metropolitan area is the second largest metropolitan area in Virginia behind the Northern Virginia area and is home to the third largest harbor in the U.S., which supports extensive military and commercial shipping operations. In addition to being home to four Fortune 500 companies, the region has a high value customer base, such as entrepreneurs, small businesses, and professionals, which often are not well served by our larger competitors. The banking facilities in this region offer a wide range of banking products and services, including mortgage, investment and insurance products.

Our Southern region is comprised of New Kent, Surry, Sussex, and Southampton counties. New Kent has shown continued population growth over the past several years. It is located southeast of Richmond and north of Williamsburg placing us in the growth zone of U.S. Interstate 64 that runs from Richmond to the Virginia Beach area of the Virginia Tidewater region. The other three counties are approximately fifty miles southeast of Richmond along or just off the state U.S. Route 460 corridor and are adjacent to the Greater Tidewater area. The ports of Hampton Roads are approximately fifty miles to the east of our Southern region. The region’s close proximity to major military, naval and research centers and transportation infrastructure make this an attractive location for contractors and service and manufacturing companies.

Business Strategy

As a result of over 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the lower projected population growth of these markets, we expanded in Chesterfield, Hanover, Henrico, Gloucester, New Kent and King William Counties and the city of Colonial Heights to target the higher potential growth in these existing and emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Capital region. Additionally, we recently expanded into our Tidewater region through the acquisition of VCB. This acquisition adds three branches and expands our footprint along the U.S. Interstate 64 corridor into the attractive and growing markets of the Virginia Peninsula.

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of a broad range of products and services, as well as the high level of personal service that we provide. While we work through the economic challenges of the past few years and look at 2015 as a year to strengthen our existing markets, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding further in areas near the urban markets of Richmond and the Greater Tidewater area.

Competition

The Bank encounters strong competition for its banking services within its primary market areas. The sources of competition vary based on the particular market of operation, which can range from a small rural town to part of a large urban market. The Bank competes with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds and life insurance companies. The banking business in the Bank’s primary market areas is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Bank are their ability to offer banking products and services at large branch networks, to launch and finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank. In addition, large banks may more easily comply with certain regulations applicable to banking activities and consumer financial products and services.

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

Employees

As of December 31, 2014, the Company had 353 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

General

Bank holding companies and banks are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events led to the adoption of numerous laws and regulations that apply to financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted on July 21, 2010 to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company continues to experience a period of rapidly changing regulatory requirements. These regulatory changes could have a significant effect on how the Company conducts its business. The full extent of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be fully predicted and will depend to a large extent on the many specific regulations that the Dodd-Frank Act requires to be adopted in the coming months and years to implement these reform initiatives.

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

As a bank holding company, the Company is also subject to the Bank Holding Company Act of 1956 (the “BHCA”) and supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Generally, a bank holding company is required to obtain the approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than five percent of the voting shares of a bank or bank holding company, or engaging in an activity considered to be a banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

The Company also is subject to regulation and supervision by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”).

Capital Requirements

The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”) that apply to banking organizations they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules were effective January 1, 2015, and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets, dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018.

The Basel III Final Rules permanently includes in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Company expects that its trust preferred securities will be included in the Company’s Tier 1 capital until their maturity.

The Basel III Final Rules also implement a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

Under the Basel III Final Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	4.5 % CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

The Basel III Final Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories to a much larger and more risk-sensitive number of categories than has been historically applied, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes that will impact the Company’s determination of risk-weighted assets include, among other things:

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

Management believes that, as of December 31, 2014, the Company would have met all capital adequacy requirements under the Basel III Final Rules on a fully phased-in basis as if such requirements were then in effect.

Limits on Dividends

The Parent is a legal entity that is separate and distinct from the Bank, and the ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, if any. In addition, the ability of the Company to pay dividends is subject to various laws and regulations, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Regulatory restrictions also exist with respect to the Bank’s ability to pay dividends. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including paying dividends, if after making such distribution the institution would become undercapitalized as defined in the statute.

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

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•	Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Creation of the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the CFPB, which is discussed in more detail below.

•	Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board's regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a "qualified residential mortgage," subject to certain exceptions.

•	Implement corporate governance revisions that apply to all public companies not just publicly-traded financial institutions.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that may have an impact on the Company and the Bank.

Source of Strength Doctrine

The Dodd-Frank Act codifies and expands the existing Federal Reserve Board policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of March 2015, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the Federal Reserve Board’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Incentive Compensation

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued regulatory guidance (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The federal banking agencies emphasize that all banking organizations must carefully design and oversee incentive compensation policies to ensure such policies do not undermine the safety and soundness of such organizations.

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies proposed regulations that would prohibit financial institutions with assets of at least $1 billion from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss to the financial institution, but these regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance. A final rule has not yet been published.

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

Prior approval of the applicable primary federal regulatory and the Bureau is required for a Virginia chartered bank or a bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and fair housing initiatives, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

FDIC Insurance, Assessments and Regulation

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit ownership category. As of March 2015, the basic limit on FDIC deposit insurance coverage was $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15% and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate depends upon the institution's assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution's initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35% and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35% by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15% to 1.35% – which requirement will be met through rules the FDIC intends to propose when the reserve ratio is closer to 1.15%. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.

FDIC insurance expense totaled $921 thousand, $1.8 million and $2.3 million in 2014, 2013 and 2012, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the DIF ranged between a high of 0.62 basis points for the first three quarters of 2014, to a low of 0.60 basis points for the fourth quarter of 2014. For the first quarter of 2015, the FICO assessment rate for the DIF is 0.60 basis points resulting in a premium of $0.0060 per $100 of DIF-eligible deposits.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. The Company believes that, as of December 31, 2014, its bank subsidiary, EVB, was “well capitalized” based on the applicable ratios.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act (“TILA”), Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act (“RESPA”), and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Dodd-Frank Act has transferred rulemaking authority under many of these laws to the CFPB.

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. As amended and effective January 10, 2014, certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

Consumer Protection

The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, establishes the CFPB’s power to act against unfair, deceptive or abusive practices and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, TILA and RESPA).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve Board and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

Confidentiality and Required Disclosures of Customer Information

The Company and the Bank are subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLBA and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Company and the Bank are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (“FBI”) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the “Treasury”) and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

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

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2014, the Bank held $4.5 million of FHLB of Atlanta stock.

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

Smaller bank, with total consolidated assets of $10 billion or less, engaged in modest proprietary trading activities for their own accounts are subject to a simplified compliance program under the final rules. Several portions of the Volcker Rule remain subject to regulatory rulemaking and legislative activity, including to further delay effectiveness of some provisions of the Volcker Rule. The Company believes that its financial condition will not be significantly impacted by the Volcker Rule, and does not expect that any delays in the effectiveness of the Volcker Rule will significantly impact its financial condition.

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

Deterioration in economic conditions could adversely affect us.

Deterioration in economic and market conditions, such as the economic downturn and recession that resulted from the financial crisis of 2008, could hurt our business and our financial condition and results of operations. Our business is directly affected by general economic and market conditions, broad trends in industry and finance, and inflation, all of which are beyond our control. A deterioration in economic conditions, and in particular an economic slowdown within our markets, could result in increases in loan delinquencies, problem assets and foreclosures, and could result in decreases in demand for our products and services, and values of collateral supporting our loans. Declines in the housing market, including as experienced through falling home prices and rising foreclosures, can negatively impact the credit performance of real estate related loans. Declines in the employment markets, including as experienced through high unemployment and underemployment, can negatively impact the credit performance of consumer loans. Any of the foregoing effects could negatively impact our business, financial condition and results of operations.

We operate in a mixed market environment with influences from both rural and urban areas, and we will be affected by economic conditions in our Northern Neck, Middle Peninsula, Capital, Tidewater and Southern market areas. Changes in the local economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, and loan and deposit pricing. Although we might not have significant credit exposure to all the businesses in our market areas, a downturn in any business sector of a market area or a downturn with respect to any significant business in a market area could have a negative impact on local economic conditions and real estate collateral values in that market area, which could negatively affect our profitability.

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

New investors, particularly with respect to newly authorized series of preferred stock, also may have rights, preferences, and privileges that are senior to, and that could adversely affect, our then current shareholders, and particularly holders of our common stock. For example, a new series of preferred stock could rank senior to shares of our common stock. As a result, we could be required to make any dividend payments on such preferred stock before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution, or liquidation, we may have to pay the holders of this new series of preferred stock in full prior to any distributions being made to the holders of our common stock.

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

Affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) are substantial holders of our common stock.

Castle Creek holds approximately 8.2% of our common stock and approximately 28.1% of our combined common stock and Series B Preferred Stock. GCP Capital holds approximately 8.2% of our common stock and approximately 12.4% of our combined common stock and Series B Preferred Stock. Pursuant to the terms of the securities purchase agreements entered into with Castle Creek and GCP Capital, Castle Creek and GCP Capital each have a right to appoint a representative on our Board of Directors and on the Bank’s board of directors. As previously disclosed, effective July 30, 2013, Boris M. Gutin was elected to the Boards of Directors of the Company and the Bank at the request of an affiliate of GCP Capital, and following the recommendation of the Company’s Nominating and Corporate Governance Committee. Castle Creek and GCP Capital may have individual economic interests that are different from the other’s interests and different from the interests of our other shareholders.

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

Failure to comply with regulatory requirements could subject us to regulatory action.

The Company and the Bank are supervised by the Federal Reserve Board and the Bureau. As such, each is subject to extensive supervision and prudential regulation. Both the Company and the Bank must maintain certain risk-based and leverage capital ratios and operate in a safe and sound manner as required by the Federal Reserve and the Bureau. If the Company or the Bank fails to meet regulatory capital requirements or is deemed to be operating in an unsafe and unsound manner or in violation of law, it may be subject to a variety of informal or formal regulatory actions. Informal regulatory actions may include a memorandum of understanding which is initiated by the regulator and outlines an institution’s agreement to take specified actions within specified time periods to correct violations of law or unsafe and unsound practices. In addition, as part of the regular examination process, regulators may advise the Company or the Bank to operate under various restrictions as a prudential matter. Any of these restrictions, in whatever manner imposed, could have a material adverse effect on our business, financial condition and results of operations.

In addition to informal regulatory actions, we may also be subject to formal regulatory actions. Failure to comply with an informal regulatory action could lead to formal regulatory actions. Formal regulatory actions include written agreements, cease and desist orders, the imposition of substantial fines and other penalties. Furthermore, if the Bank became severely undercapitalized, it could become subject to the prompt corrective action framework which imposes progressively more restrictive constraints on operations, management and capital. A failure to meet regulatory capital requirements could also subject the Company to capital raising requirements. Additional capital raisings would be dilutive to holders of our common stock.

We were previously subject to a written agreement, dated February 17, 2011, among the Company, the Bank, the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the Bureau (the “Written Agreement”). The Written Agreement had required the Bank, among other things, to develop plans for improving numerous aspects of the Bank’s operations and management, required the Bank to improve asset quality, restricted certain types of credit extensions and imposed a number of measures designed to preserve the Bank’s capital. The Written Agreement was terminated on July 30, 2013, after which we were subject to a memorandum of understanding, dated September 5, 2013, among the Company, the Bank, the Reserve Bank and the Bureau (the “MOU”). Under the terms of the MOU, we agreed that the Company would not, without prior written approval of the Reserve Bank and the Bureau, declare or pay dividends of any kind, or make any payments on the Company’s trust preferred securities; incur or guarantee any debt; or purchase or redeem any shares of the Company’s stock. In addition, under the MOU we had agreed to review and revise the allowance for loan and lease losses methodology (“ALLL”), and on a quarterly basis submit to the Reserve Bank and the Bureau a copy of the internally calculated ALLL worksheet. The MOU was terminated effective March 13, 2014. Although the Written Agreement and MOU have been terminated, there can be no assurance that we will not be subject to similar agreements in the future.

Any remedial measure or regulatory action, whether formal or informal, could impose restrictions on our ability to operate our businesses and adversely affect our prospects, financial condition or results of operations. In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers, and impact the trading price of our common stock.

We may need to raise additional capital that may not be available to us.

We may need to or may otherwise be required to raise additional capital in the future, including if we incur losses or due to regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to maintain our capital ratios could be materially impaired, and we could face additional regulatory challenges.

The Basel III Final Rules require higher levels of capital and liquid assets, which could adversely affect the Company’s net income and return on equity.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (or the Basel III Final Rules). For further information about these final rules, please see “Regulation and Supervision” under the heading “Capital Requirements” in Item 1 of this Annual Report on Form 10-K.

The Basel III Final Rules represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. These rules require bank holding companies and their subsidiaries, such as the Company and the Bank, to dedicate more resources to capital planning and regulatory compliance, and maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The rules also require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to certain types of loans and securities. As a result, we may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, or change the way we manage past-due exposures.

Due to the changes to bank capital levels and the calculation of risk-weighted assets, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. If the Basel III Final Rules require the Company to access the capital markets in this manner, or similarly limit the Bank’s operations and activities, the Basel III Final Rules would have a detrimental effect on our net income and return on equity and limit the products and services we provide to our customers.

The Dodd-Frank Act could continue to increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that has impacted and will continue to impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act will likely continue to increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and many of the implementing rules and regulations have not yet been proposed or approved; consequently the full details and impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the full impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency, the CFPB, that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Federal Reserve Bank of Richmond (the “Reserve Bank”), which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The CFPB, through the agency’s rulemaking and enforcement authority with respect to the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, may reshape the consumer financial protection laws and directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the CFPB has supervisory jurisdiction over banks with $10 billion or greater in assets, policies and interpretative guidance issued by the CFPB may also apply to the Company or its subsidiaries (including the Bank) by virtue of the adoption of such policies and guidance as “best practices” by the Federal Reserve Board (including the Reserve Bank) and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

We have a high concentration of loans secured by both residential and commercial real estate and a further downturn in either or both real estate markets, for any reason, may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of our loans are secured by real estate (both residential and commercial) in our market areas. At December 31, 2014, approximately 85.2% of our $820.6 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a deterioration in market value of collateral, or a decline in local employment rates or economic conditions, could adversely affect our customers’ ability to pay these loans, which in turn could impact our profitability. There has been a slowdown in the housing market across our geographical footprint compared to historical conditions, reflecting depressed prices and excess inventories of houses to be sold. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan.  In that event, we may have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition.

We have a concentration of credit exposure in acquisition and development (or “ADC”) real estate loans.

At December 31, 2014, we had approximately $55.3 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 6.7% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for 1-4 family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on the asset liability committee’s view of our financing and liquidity needs. We may selectively pay above-market rates to attract deposits, as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which, in turn, may affect the growth in loan and retail deposit volume. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

Changes in interest rates also affect the value of our loans.  An increase in interest rates could adversely affect our borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money.  This may lead to an increase in nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations.

We face risks in connection with our strategic and other business initiatives and we may not be able to fully execute on these initiatives, which could have a material adverse effect on our financial condition or results of operations.

From time to time we may pursue, develop, and implement strategic business initiatives, which may include acquisitions, investments, asset purchases or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such opportunities or that such opportunities, if pursued, will be successful. In recent years we have announced some significant initiatives – including the issuance of common stock and Series B Preferred Stock through private placements and a rights offering, balance sheet and asset quality initiatives, and initiating repurchases of our fixed rate cumulative perpetual preferred stock, Series A, par value $2.00 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”). Although we have made meaningful progress against certain of our strategic initiatives, we can give no assurance that we will be ultimately successful in completing these initiatives, or that these initiatives once completed will positively impact our business, financial condition or results of operations.

We remain focused on building a robust banking franchise and continue to evaluate and undertake various strategic activities and business initiatives. These initiatives may include strategic acquisitions, investments, joint ventures, or partnerships, and may involve banking activities, products or services that are new to us. There can be no assurance that we will successfully identify appropriate initiatives, that we will be able to negotiate or finance such initiatives or that such initiatives, if undertaken, will be successful.

Our ability to execute strategic and other business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the initiative but may include: overall market conditions, meeting applicable regulatory requirements and receiving approval of any regulatory applications or filings, hiring or retaining key employees, achieving anticipated business results, our success in operating effectively with any co-investor or partner with whom we elect to do business, our success in integrating any company that we choose to acquire, and achieving anticipated synergies of any acquisition, investment, joint venture or partnership. Our ability to address these factors successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic initiative, it could adversely affect our business, financial condition, results of operations, reputation or growth prospects. In connection with executing any such initiative, we would expect to incur additional non-interest expense, and perhaps the initiative’s entire cost, in advance of realizing improved financial condition and results of operations as a result of the initiative.

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

It may be difficult to fully integrate the business of VCB and we may fail to realize all of the anticipated benefits of the acquisition of VCB.

If our costs to fully integrate the business of VCB into our existing operations are greater than anticipated, or we are not able to achieve the anticipated benefits of the acquisition, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that we could lose key employees from VCB’s legacy operations, and that fully integrating VCB’s legacy operations could result in loss of customers, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts also may divert management attention and resources, which could adversely affect our ability to service our existing business and generate new business, which in turn could adversely affect our business and financial results.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer and other senior officers. We have entered into employment agreements with certain of our executive officers, including our Chief Executive Officer. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain bank-owned life insurance on key officers that would help cover some of the economic impact of a loss caused by death. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. The financial crisis of 2008 and the resulting recession increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF – which depleted the DIF – and prepare for future payments from the DIF.

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

The dividend rate on our Series A Preferred Stock has increased, and we can provide no assurance as to when we will repurchase all of its Series A Preferred Stock.

On January 9, 2009, as part of the Capital Purchase Program established by the Treasury, the Company issued and sold to Treasury 24,000 shares of our Series A Preferred Stock with an aggregate liquidation value of $24.0 million, 9,000 shares of which remain outstanding as of March 31, 2015. On January 9, 2014, the dividend rate on the Series A Preferred Stock increased substantially from 5.0% per annum to 9.0% per annum. This increase in the annual dividend rate could have a material adverse effect on our liquidity, net income available to common shareholders and earnings per share. We cannot provide any assurance as to whether or when we will be able to repurchase the remaining shares of Series A Preferred Stock or whether or not we would need to issue debt or equity for such purpose.

Certain losses or other tax assets could be limited if we experience an ownership change, as defined in the Internal Revenue Code.

Our ability to use net operating loss carryforwards, built-in losses and certain other tax assets may be limited in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of losses or other tax assets we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate. A number of special rules apply to calculating this limit. While stock issuances that we have completed since 2013 and other changes in ownership of certain of our shareholders may have increased the likelihood of an “ownership change,” we currently believe that an “ownership change” has not occurred. If such an ownership change has occurred or occurs in the future, we may not be able to use all of our net operating losses and other tax assets to offset taxable income, thus paying higher income taxes which would negatively impact our financial condition and results of operations.

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

Our information systems may experience an interruption in service or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach of security of these systems could result in failures or disruptions in our customer relationship management, transaction processing systems and various accounting and data management systems. While we have policies and procedures designed to prevent and/or limit the effect of any failure, interruption or security breach of our communication and information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, they will be adequately addressed on a timely basis. The occurrence of failures, interruptions or security breaches of our communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. Although recently we have significantly increased our focus on technological innovation and have introduced new, more technologically-advanced products and services, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our operations rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

The Company relies on dividends from the Bank as its primary source of additional liquidity, and the payment of dividends by the Bank to the Company is restricted by applicable state and federal law. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

We have goodwill that may become impaired, and thus result in a charge against earnings.

The Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis are discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. These assumptions and any fair value determination can involve a high degree of judgment and subjectivity. The Company has elected to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis through the use of an independent third party specialist. As of December 31, 2014, we had $17.1 million of goodwill related to branch acquisitions in 2003 and 2008 and the acquisition of VCB in 2014. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change. Any material impairment charge would have a negative effect on the Company's financial results and shareholders' equity.

Other-than-temporary impairment could reduce our earnings.

We may be required to record other-than-temporary impairment (or “OTTI”) charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our securities portfolio in future periods. An OTTI charge could have a material adverse effect on our results of operations and financial condition.

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

Although shares of the Company’s common stock are listed on the NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of many other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of the Company’s common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of the Company’s common stock.

The Company’s common stock, Series A Preferred Stock and Series B Preferred Stock are not insured deposits.

The Company’s common stock, Series A Preferred Stock and non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) are not bank deposits and, therefore, losses in their value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock, Series A Preferred Stock or Series B Preferred stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K, and is subject to the same market forces and investment risks that affect the price of capital stock in any other company, including the possible loss of some or all principal invested.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where we opened a 15,632 square foot corporate headquarters and operations center in July 2003. We closed our Old Church office in October 2013, our Bowling Green office in September 2012, and our Glenns office in December 2011. In November 2014 the Company acquired VCB which added three full service branches and one business condo unit housing a commercial and administrative center in the Tidewater region. Of the former VCB properties, one branch and the business condo unit are owned and two branches are under long-term land leases on which the owned branch is located. At the end of 2014, the Company owned twenty-one full service branch buildings including the land on which eighteen of those buildings are located and two remote drive-in facilities. The Company currently has long-term leases for six of its branches and one loan production office. Three of the leases are for branch buildings, three of the leases are for the land on which Company owned branches are located and one lease is for a loan production office building in Chesterfield, Virginia. All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $462 thousand as of December 31, 2015. The counties of Northumberland and Middlesex are each the home to three of our branches. The counties of Essex and Gloucester are home to two branch offices. In addition, Essex County houses the Company’s corporate/operations center. Hanover County houses three branch offices, the Bank’s loan administration center, and an administrative center while , Henrico, King William County, Lancaster, New Kent, Southampton, Surry, Sussex Counties and the cities of Colonial Heights, Hampton, Newport News and Williamsburg each have one full service branch office. In addition, the city of Newport News houses a commercial/administrative center. Southampton County and Sussex County also each have a stand-alone drive-in/automated teller machine location.

In June 2010, we purchased 4 business condo units (2,400 square feet per unit) at Atlee Commons in Hanover County. In November 2012, we purchased 3 more business condo units with the same specifications at the same Hanover County location. All of these properties were purchased in anticipation of future space needs and to lower or eliminate current rental costs. In early 2011, land was purchased in Colonial Heights with the intent to build and relocate our existing rented branch. In December 2012, construction was completed on the new Colonial Heights branch and we relocated from our previously rented branch. No other new branches were built or purchased in 2012, 2013 or 2014.

The Company believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 23: Related Party Leases” of this Form 10-K for more information on the Company’s related party leases.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of the Company, their ages as of December 31, 2014, their current titles and positions held during the last five years:

Joe A. Shearin, 58, joined the Company in 2001 as the President and Chief Executive Officer of Southside Bank. Mr. Shearin served in that capacity until 2006 when he became President and Chief Executive Officer of the Bank. Mr. Shearin became the President and Chief Executive Officer of the Company in 2002.

Joseph H. James, Jr., 59, joined the Company in 2000 as Vice President and Operations Officer. From April 2002 to November 2002, Mr. James served as Vice President and Chief Operations Officer. From November 2002 through April 2006, Mr. James served as Senior Vice President and Chief Operations Officer. From April 2006 to January 2009, Mr. James served as an Executive Vice President of the Bank and the Chief Operations Officer of the Company. In January 2009, Mr. James became our Senior Executive Vice President and Chief Operating Officer.

J. Adam Sothen, 38, joined the Company in June 2010 as Vice President and Corporate Controller of the Bank. In September 2011, Mr. Sothen was appointed as the Company’s Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer. Mr. Sothen served as the Corporate Controller until October 2012. Prior to joining the Company, from October 2004 to June 2010, Mr. Sothen served as Vice President and Controller for Bank of the Commonwealth in Norfolk, Virginia.

James S. Thomas, 60, joined the Company in 2003 as Senior Vice President and Retail Banking Manager of Southside Bank. In 2005, he became Executive Vice President and Chief Operating Officer of Southside Bank. In April 2006, Mr. Thomas became Executive Vice President of Retail Banking for the Bank. In June 2007, Mr. Thomas was promoted to Executive Vice President and Chief Credit Officer of the Bank.

Douglas R. Taylor, 58, joined the Company in April 2010 as Executive Vice President and Chief Risk Officer. From December 2004 until joining the Company, Mr. Taylor served as Director of Risk Management for First Market Bank. From October 2001 until December 2004, Mr. Taylor served as Chief Administrative Officer of Citizens Bank and Trust.

Ann-Cabell Williams, 53, joined the Company in July 2011 as Executive Vice President and Retail Executive.  From January 2007 until joining the Company, Ms. Williams served as Chief Operation Officer and Retail Executive for Bank of Virginia.  From June 1999 until January 2007, Ms. Williams served as Area Manager and Senior Vice President for SunTrust Bank.

Bruce T. Brockwell, 49, joined the Company in April 2011 as Senior Vice President and Senior Commercial Lending Officer of the Bank. In May 2012, he became Senior Vice President and Director of Commercial Banking of the Bank. In August 2013, Mr. Brockwell was promoted to Executive Vice President and Director of Commercial Banking of the Bank. From November 2006 until joining the Company, Mr. Brockwell served as Chief Credit Officer for Bank of Virginia.

Mark C. Hanna, 46, joined the Company in November 2014 as Executive Vice President and Tidewater Regional President of the Bank. From November 2006 until joining the Company, Mr. Hanna served as President and Chief Executive Officer for Virginia Company Bank. From September 2005 to November 2006, Mr. Hanna served as President of Virginia Company Bank. From September 2002 until September 2005, Mr. Hanna served as Peninsula Area Executive for BB&T.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “EVBS.” As of March 26, 2015, there were approximately 2,715 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $6.18. Set forth in the table below is the high and low sales prices of our common stock as reported by the NASDAQ Stock Market during each quarter for 2014 and 2013.

	2014		2013
Quarter	High	Low	High	Low
First	$7.25	$6.00	$7.50	$5.25
Second	6.95	6.20	6.18	4.75
Third	6.44	6.08	6.30	5.00
Fourth	6.57	5.33	7.18	5.95

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2014, in stock price appreciation and dividends for the Company’s common stock, the NASDAQ Composite and the SNL $1 billion - $5 billion Bank Index. Returns assume an initial investment of $100 at the market close on December 31, 2008 and reinvestment of dividends. Values as of each year end of the $100 initial investment are shown in the table and graph below.

	Cumulative Total Return as of Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Eastern Virginia Bankshares, Inc.	100.00	54.93	28.85	77.50	100.47	92.86
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B Bank Index	100.00	113.35	103.38	127.47	127.88	144.03

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

Effective August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended during the Company’s deferral of cumulative dividends on its Series A Preferred Stock. On August 15, 2014, the Company paid $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock. The Company plans to resume operation of the plan during the second quarter of 2015.

Dividend Information

The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, which is limited by regulatory restrictions on the Bank’s ability to pay dividends. The Company’s quarterly common stock dividend was suspended beginning with the Company’s first quarter of 2011. Subsequent to December 31, 2014, the Company paid a dividend of $0.01 per share to holders of the Company’s common stock and Series B Preferred Stock as of March 6, 2014. For further information regarding payment of dividends, refer to Item 1. “Business,” under the heading “Limits on Dividends” and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 17: Dividend Limitations” of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2014, 2013 and 2012, the Company did not repurchase any of its common stock.

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

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

		Year Ended December 31,
Operating Statement Data:	2014	2013	2012	2011	2010
Interest and dividend income	$41,918	$42,024	$45,071	$49,538	$53,510
Interest expense	4,428	8,045	11,568	14,651	17,722
Net interest income	37,490	33,979	33,503	34,887	35,788
Provision for loan losses	250	1,850	5,658	8,800	28,930
Net interest income after provision for loan losses	37,240	32,129	27,845	26,087	6,858
Noninterest income	6,675	7,748	9,898	9,518	10,942
Noninterest expense	35,804	44,901	33,346	34,039	35,521
Income (loss) before income taxes	8,111	(5,024)	4,397	1,566	(17,721)
Income tax expense (benefit)	2,447	(2,392)	945	(211)	(6,962)
Net income (loss)	5,664	(2,632)	3,452	1,777	(10,759)
Effective dividend on preferred stock	1,948	1,504	1,500	1,496	1,492
Net income (loss) available to common shareholders	$3,716	$(4,136)	$1,952	$281	$(12,251)

Per Share Data:
Diluted income (loss) per common share	$0.22	$(0.45)	$0.32	$0.05	$(2.05)
Dividends per share, common	-	-	-	-	0.12
Book value per common share	7.67	7.41	12.56	11.83	11.28

Balance Sheet Data:
Assets	$1,181,972	$1,027,074	$1,075,553	$1,063,034	$1,119,330
Loans, net of unearned income	820,569	657,197	684,668	734,530	774,774
Investment securities	246,174	275,979	286,164	246,582	256,464
Deposits	939,254	834,462	838,373	829,951	868,146
Total shareholders' equity	134,274	132,949	99,711	95,123	91,418
Average shares outstanding - basic	12,015	9,205	6,051	6,008	5,978
Average shares outstanding - diluted	17,255	9,205	6,051	6,008	5,978

Performance Ratios:
Return on average assets	0.35%	-0.39%	0.18%	0.03%	-1.11%
Return on average common shareholders' equity	3.96%	-4.98%	2.66%	0.40%	-15.36%
Efficiency ratio (1)	80.99%	79.46%	79.09%	76.63%	79.89%
Average equity to average assets	12.85%	11.13%	9.13%	8.79%	9.40%
Asset Quality Ratios:
Allowance for loan losses to period end loans	1.59%	2.25%	2.97%	3.28%	3.26%
Allowance for loan losses to nonaccrual loans	196.63%	134.03%	171.29%	79.56%	97.80%
Nonperforming assets to period end loans and other real estate owned	1.04%	1.80%	2.41%	5.09%	5.00%
Net charge-offs to average loans	0.28%	1.11%	1.32%	1.32%	1.89%

Capital Ratios:
Leverage capital ratio	10.76%	12.06%	8.13%	7.67%	7.38%
Tier 1 risk-based capital	14.06%	18.22%	12.64%	11.23%	10.51%
Total risk-based capital	15.31%	19.48%	13.88%	12.47%	11.70%

Note:	(1) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of gains or losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2014 and 2013, and changes in financial condition and results of operations for the years 2012 through 2014. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, and the payment of dividends; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the effect of future sales of foreclosed properties; (vi) statements regarding the Company’s liquidity; (vii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (viii) statements regarding future asset quality, including expected levels of charge-offs; (ix) statements regarding potential changes to laws, regulations or administrative guidance; (x) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives, including the Company’s acquisition of VCB and transactions to redeem or refinance the Company’s Series A Preferred Stock; and (xi) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our business initiatives, including the Company’s acquisition and integration of VCB, and other factors that could impact the business of the combined organization, including, without limitation, changes in the economic or business conditions in the Company’s markets;
❑	our ability and efforts to assess, manage and improve asset quality;
❑	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in our markets, or in the repayment ability of individual borrowers or issuers;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the impact of government intervention in the banking business;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;
❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Final Rules;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;

❑	our ability to realize our deferred tax assets, including in the event the Company experiences an ownership change as defined by section 382 of the Code;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events. The reader should refer to risks detailed under Item 1A. “Risk Factors” included above in this Form 10-K and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Allowance for Loan Losses

The Company establishes the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. For more information see the section titled “Asset Quality” within Item 7.

Impairment of Loans

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contractual terms of the loan agreement. The Company does not consider a loan impaired during a period of insignificant payment shortfalls if we expect the ultimate collection of all amounts due. Impairment is measured on a loan by loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. Troubled debt restructurings (“TDRs”) are also considered impaired loans. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession (including, without limitation, rate reductions to below-market rates, payment deferrals, forbearance and, in some cases, forgiveness of principal or interest) to the borrower that it would not otherwise consider. For more information see the section titled “Asset Quality” within this Item 7.

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination, such as the Company’s acquisition of VCB, in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between purchased credit-impaired (“PCI”) loans and purchased performing loans and are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

Goodwill

With the adoption of FASB Accounting Standards Update (“ASU”) 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company chose to bypass the preliminary assessment of qualitative impairment factors and completed its annual goodwill impairment test during the fourth quarter of 2014 through the use of a independent third party specialist and determined there was no impairment to be recognized in 2014. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 11. Income Taxes.”

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

The Company is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During 2014, the national and local economies continued to show measured signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and as such the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million of gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s trust preferred securities and Series A Preferred Stock, respectively;
•	Redeeming 10,000 shares of the Company’s Series A Preferred Stock in October 2014, and redeeming an additional 5,000 shares of the Company’s Series A Preferred Stock in January 2015, which significantly reduced one of the Company’s most expensive sources of capital;
•	Acquiring Virginia Company Bank (or “VCB”) effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into EVB’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area; and
•	Declaring a dividend of $0.01 per share to holders of the Company’s common stock and Series B Preferred Stock as of March 6, 2015, which was paid on March 20, 2015.

The Company expects to recognize the continued benefits of these initiatives during 2015, including through lower interest expense related to the extinguished FHLB advances, lower dividends paid on the Company’s Series A Preferred Stock, additional interest income and cost savings related to the acquisition of VCB, and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office. During 2015 the Company also plans to continue its focus on developing online and mobile banking options and offering these products and services to the Bank’s customers.

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during 2015. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. The Company also intends to complete the repayment of its Series A Preferred Stock during the first half of 2015.

Summary of 2014 Operating Results and Financial Condition

Table 1: Performance Summary

	Years Ended December 31,
(dollars in thousands, except per share data)	2014	2013
Net income (loss) (1)	$5,664	$(2,632)
Net income (loss) available to common shareholders (1)	$3,716	$(4,136)
Basic income (loss) per common share	$0.31	$(0.45)
Diluted income (loss) per common share	$0.22	$(0.45)
Return on average assets	0.35%	-0.39%
Return on average common shareholders' equity	3.96%	-4.98%
Net interest margin (tax equivalent basis) (2)	3.85%	3.46%

(1) The difference between net income (loss) and net income (loss) available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock.

(2) For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the years ended December 31, 2014 and 2013 contained in "Results of Operations" in this Item 7.

The Company’s results for the year ended December 31, 2014 were directly impacted by legal and professional fees and integration costs of $1.8 million related to the acquisition of VCB, which was effective on November 14, 2014. While the majority of these merger-related expenses have been recognized in 2014, the Company believes that additional legal and other transition expenses related to this acquisition will likely be incurred during the first half of 2015. Additionally, the Company’s results continue to be positively impacted by asset quality improvements and the extinguishment of long-term FHLB advances in the third quarter of 2013, as discussed in greater detail below. The prepayment of these advances has significantly improved the Company’s financial position and net interest margin for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013.

For the year ended December 31, 2014, the following key points were significant factors in our reported results:

•	Loss of $11.5 million on the extinguishment of $107.5 million in long-term FHLB advances in 2013 with no such prepayment or loss present in 2014;
•	Increase in net interest income of $3.5 million compared to 2013, principally due to a $3.6 million decrease in interest expense, partially offset by a slight decrease in interest on investment securities;
•	Net interest margin (tax equivalent basis) increased 39 basis points to 3.85% for 2014 as compared to 3.46% for 2013;
•	Provision for loan losses of $250 thousand compared to $1.9 million in 2013, reflecting a reduction in net charge-offs to $2.0 million for 2014, from $7.4 million in 2013;
•	Decrease in nonperforming assets of $3.3 million at December 31, 2014 as compared to December 31, 2013, due to the Company’s continued focus on credit quality initiatives to improve its asset quality and resolve nonperforming assets, which was principally reflected by a decline in nonaccrual loans;
•	Operating results were impacted by accounting adjustments which were recorded in relation to the VCB acquisition. As a result, yields on loans acquired increased and were partially offset by amortization of the core deposit intangible and the time deposit premium. The net accretion attributable to these adjustments was $197 thousand;
•	Gain of $538 thousand on the sale of available for sale securities during 2014 as compared to $1.5 million in 2013;
•	Gain of $224 thousand on the sale of our former Bowling Green branch office in 2013 with no such gain present in 2014;
•	Expenses related to FDIC insurance premiums of $921 thousand in 2014, compared to $1.8 million for 2013;
•	Loss of $78 thousand on the sale of other real estate owned during 2014 as compared to $775 thousand in 2013;
•	Impairment losses on other real estate owned of $24 thousand during 2014 as compared to $585 thousand in 2013;
•	Other operating expenses increased $3.0 million during 2014 as compared to 2013 due to increases in marketing, consulting fees, franchise taxes, data processing and internet banking expenses, and the Company incurred legal and professional fees and integration costs of approximately $1.8 million associated with the acquisition of Virginia Company Bank during 2014; and
•	Increase in the effective dividend on preferred stock of $444 thousand from 2013. This was due primarily to the dividend rate of the Company’s Series A Preferred Stock increasing from 5% to 9% in the first quarter of 2014, partially offset by the redemption of 10,000 shares of the Series A Preferred Stock on October 15, 2014.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2014 and 2013.

TABLE 2: SUMMARY OF FINANCIAL RESULTS BY QUARTER

	Three Months Ended				Three Months Ended
	2014				2013
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest and dividend income	$11,261	$10,084	$10,197	$10,376	$10,262	$10,552	$10,633	$10,577
Interest expense	1,085	1,121	1,107	1,115	1,179	1,821	2,505	2,540
Net interest income	10,176	8,963	9,090	9,261	9,083	8,731	8,128	8,037
Provision for loan losses	-	-	-	250	300	350	600	600
Net interest income after provision for loan losses	10,176	8,963	9,090	9,011	8,783	8,381	7,528	7,437
Noninterest income	1,539	1,605	1,639	1,892	2,555	1,795	1,450	1,948
Noninterest expenses	10,479	8,628	8,519	8,178	8,185	20,555	8,205	7,956
Income (loss) before income taxes	1,236	1,940	2,210	2,725	3,153	(10,379)	773	1,429
Income tax expense (benefit)	505	658	555	729	892	(3,733)	100	349
Net income (loss)	$731	$1,282	$1,655	$1,996	$2,261	$(6,646)	$673	$1,080
Less: Effective dividend on preferred stock	349	540	541	518	376	376	376	376
Net income (loss) available to common shareholders	$382	$742	$1,114	$1,478	$1,885	$(7,022)	$297	$704

Income (loss) per common share: basic	$0.03	$0.06	$0.10	$0.12	$0.16	$(0.60)	$0.04	$0.12
Income (loss) per common share: diluted	$0.03	$0.04	$0.06	$0.09	$0.11	$(0.60)	$0.04	$0.12

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits, short-term borrowings, long-term borrowings and trust preferred debt represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations and the yield of our interest earning assets compared to our cost of funding these assets.

Table 3 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods. The variance in interest income and expense caused by differences in average balances and rate is shown in Table 4.

For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and adjusted by the Tax Equity and Fiscal Responsibility Act adjustment. This latter adjustment is for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve Board policies and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve, which in recent periods has been significantly impacted by initiatives of the Federal Reserve Board intended to lower interest rates.

Table 3: Average Balance Sheet and Net Interest Margin Analysis

	Year Ended December 31,
	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$232,639	$5,171	2.22%	$250,474	$5,443	2.17%	$236,917	$4,656	1.97%
Restricted securities	7,075	387	5.47%	7,796	323	4.14%	9,590	333	3.47%
Tax exempt (2)	28,466	1,133	3.98%	23,857	959	4.02%	14,858	670	4.51%
Total securities	268,180	6,691	2.49%	282,127	6,725	2.38%	261,365	5,659	2.17%
Interest bearing deposits in other banks	7,354	18	0.24%	39,537	105	0.27%	23,123	56	0.24%
Federal funds sold	191	-	0.00%	162	-	0.00%	227	-	0.00%
Loans, net of unearned income (3)	706,812	35,555	5.03%	669,520	35,487	5.30%	714,254	39,561	5.54%
Total earning assets	982,537	42,264	4.30%	991,346	42,317	4.27%	998,969	45,276	4.53%
Less allowance for loan losses	(14,547)			(18,527)			(23,273)
Total non-earning assets	100,162			97,047			92,332
Total assets	$1,068,152			$1,069,866			$1,068,028

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$262,765	$949	0.36%	$248,675	$929	0.37%	$229,605	$1,205	0.52%
Savings	90,015	120	0.13%	90,065	142	0.16%	85,476	239	0.28%
Money market savings	120,541	498	0.41%	123,559	515	0.42%	124,724	613	0.49%
Large dollar certificates of deposit (4)	99,521	1,187	1.19%	120,852	1,574	1.30%	131,862	2,139	1.62%
Other certificates of deposit	126,274	1,156	0.92%	129,654	1,516	1.17%	144,975	2,203	1.52%
Total interest-bearing deposits	699,116	3,910	0.56%	712,805	4,676	0.66%	716,642	6,399	0.89%
Federal funds purchased and repurchase agreements	4,698	28	0.60%	3,489	21	0.60%	3,649	32	0.88%
Short-term borrowings	72,565	151	0.21%	16,963	38	0.22%	318	1	0.31%
Long-term borrowings	-	-	0.00%	73,278	2,958	4.04%	117,500	4,775	4.06%
Trust preferred debt	10,310	339	3.29%	10,310	352	3.41%	10,310	361	3.50%
Total interest-bearing liabilities	786,689	4,428	0.56%	816,845	8,045	0.98%	848,419	11,568	1.36%
Noninterest-bearing liabilities
Demand deposits	139,991			127,211			114,597
Other liabilities	4,171			6,732			7,538
Total liabilities	930,851			950,788			970,554
Shareholders' equity	137,301			119,078			97,474
Total liabilities and shareholders' equity	$1,068,152			$1,069,866			$1,068,028

Net interest income (2)		$37,836			$34,272			$33,708

Interest rate spread (2)(5)			3.74%			3.29%			3.17%
Interest expense as a percent of average earning assets			0.45%			0.81%			1.16%
Net interest margin (2)(6)			3.85%			3.46%			3.37%

Notes:

(1) Yields are based on average daily balances.

(2) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with an adjustment of $346, $293 and $205 in 2014, 2013 and 2012, respectively.

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

2014 compared with 2013

Net interest income

Net interest income for the year ended December 31, 2014 increased $3.5 million, or 10.3%, when compared to the same period in 2013. The Company’s net interest margin increased to 3.85% for the year ended December 31, 2014, representing a 39 basis point increase over the Company’s net interest margin for the year ended December 31, 2013. The most significant factors impacting net interest income during 2014 were as follows:

Positive Impacts:

•	Acquisition of VCB and the related loans and deposits;
•	Increasing average loan balances primarily due to the acquisition of VCB, the acquisition of $27.2 million of performing mortgage loans, the opening of a new loan production office in Chesterfield County, Virginia and the origination of a line of credit to fund originations through Southern Trust Mortgage, LLC;
•	Extinguishment of higher-rate long-term FHLB advances during the third quarter of 2013, which drove declines in the Company’s interest expense and rate paid on average interest-bearing liabilities; and
•	Decreases in the average balances of and average rates paid on total interest-bearing deposits for the year ended December 31, 2014.

Negative Impacts:

•	Decreasing yields on the Company’s loan portfolio;
•	Decreases in the average balances of total investment securities, but partially offset by higher average rates earned during 2014 as compared to 2013; and
•	Decreases in average short-term investment balances for the year ended December 31, 2014.

Total interest and dividend income

Total interest and dividend income decreased 0.3% for the year ended December 31, 2014, as compared to the same period in 2013. The slight decrease in total interest was primarily driven by declines in the yield on the loan portfolio and a decrease in average investment securities. These declines were mostly offset by higher yields on investment securities and higher average loan balances.

Loans

Average loan balances increased for the year ended December 31, 2014, as compared to the same period in 2013, due primarily to the acquisition of VCB loans totaling $101.5 million, net of credit and liquidity marks, the purchase of $27.2 million in performing one-to-four family residential loans in the first quarter of 2014, the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014, and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $10.9 million as of December 31, 2014) in the second quarter of 2014. These additions to the Company’s loan portfolio were partially offset by weak loan demand in the Company’s markets as a result of continuing challenging economic conditions, such that the Company’s average loan balances increased $37.3 million for the year ended December 31, 2014, as compared to the same period in 2013. In addition, due to the continuing low interest rate environment and competitive pressures, loans were originated during the full year 2014 at much lower yields than seasoned loans in the Company’s loan portfolio, which has contributed significantly to average yields on the loan portfolio declining 27 basis points for the year ended December 31, 2014, as compared to the same period in 2013. Total average loans were 71.9% of total average interest-earning assets for the year ended December 31, 2014, as compared to 67.5% for the same period in 2013.

Investment securities

Average investment securities balances declined 4.9% for the year ended December 31, 2014, as compared to the same period in 2013, due to the Company’s efforts to rebalance the securities portfolio and provide additional liquidity, while yields on investment securities increased 11 basis points for the year ended December 31, 2014, as compared to the same period in 2013. Increasing yields on the investment securities portfolio were driven by increases in interest rates from 2013 to 2014 and portfolio rebalancing efforts during late 2013 and the first half of 2014, which largely consisted of accelerated prepayments on lower yield Agency mortgage-backed and Agency CMO securities and allocating a greater proportion of the portfolio to SBA Pool securities and higher yielding, longer duration municipal securities. The decline in average investment securities was also driven by the Company’s decision, in light of the low rate environment, to permit the investment securities portfolio to run off during 2014 and deploy proceeds received from investment securities in other segments of the Company’s balance sheet.

Interest bearing deposits in other banks

Average interest bearing deposits in other banks decreased significantly for the year ended December 31, 2014, as compared to the same period in 2013, due to the overall decrease in our average total deposits, the purchase of $27.2 million in performing one-to-four family mortgage loans in the first quarter of 2014 and declines in average total borrowings that were largely due to extinguishing the Company’s long-term FHLB advances during the third quarter of 2013.

Interest bearing deposits

Average total interest bearing deposit balances and related rates paid decreased for the year ended December 31, 2014, as compared to the same period in 2013, contributing to the reduction in interest expense during 2014 compared to 2013. Retail deposits continued to shift from higher priced certificates of deposit and money market savings accounts to lower priced checking (“NOW”) accounts.

Borrowings

Average total borrowings and related rates paid decreased for the year ended December 31, 2014, as compared to the same period in 2013, significantly driving the reduction in interest expense in the full year 2014. Average total borrowings and related rates paid decreased primarily due to the extinguishment of higher rate long-term FHLB advances during the third quarter of 2013. The long-term FHLB advances were replaced with short-term FHLB advances at a significantly lower rate.

2013 compared with 2012

Net interest income

Net interest income for the year ended December 31, 2013 increased $476 thousand or 1.4% to $34.0 million, down from $33.5 million for the year ended December 31, 2012. The Company’s net interest margin increased by 9 basis points from 3.37% for the year ended December 31, 2012 to 3.46% for the same period of 2013. The most significant factors impacting net interest income during this period were as follows:

Positive Impacts:

•	Decreases to the cost of all categories of interest-bearing liabilities and increases to the balances of low-yielding deposits and short-term FHLB advances as funding sources; and
•	The Company’s expansion of its investment securities portfolio funded by excess liquidity, and increased yields on investment securities.

Negative Impacts:

•	Declining loan balances, and decreasing yields on the Company’s loan portfolio.

Total interest and dividend income

Total interest and dividend income decreased 6.8% for the year ended December 31, 2013, as compared to the same period in 2012, primarily as the result of reduced yields on the loan portfolio, a significant decrease in average loan balances and a significant increase in average short term investments partially offset by higher average balances and yields on investment securities.

Loans

Average total loan balances decreased $44.7 million from $714.3 million for the year ended December 31, 2012, to $669.5 million for the same period in 2013, with a contemporary 24 basis point decline in the yield on the average loan portfolio resulting in a $4.1 million decline in interest income generated by the Company’s largest earning asset category. These declines were due primarily to weak loan demand in our markets as a result of the challenging economic conditions, adjustments to our variable rate loans in the low interest rate environment, charge-offs, payment curtailments on outstanding loans and the sale of our credit card portfolio in September 2012. In addition, due to the historically low interest rate environment, although slightly rising beginning in the latter portion of the second quarter of 2013 and through the end of 2013, and intensified loan competition in our markets, loans were originated during 2012 and 2013 at much lower yields which has contributed significantly to lower yields on the loan portfolio during 2013.

Investment securities

Average investment security balances increased 7.9% for the year ended December 31, 2013, as compared to the same period in 2012, due to the Company’s efforts to rebalance the securities portfolio and deploy excess liquidity, while yields on investment securities increased 21 basis points for the year ended December 31, 2013, as compared to the same period in 2012. The higher yield resulted from investment portfolio restructurings, accelerated prepayments on our Agency mortgage-backed and Agency CMO securities, principally due to the low rate environment and incentives for homeowners to refinance higher-rate mortgages, in the prior year compared to the current year, and our decision to invest in the second quarter of 2013 in higher yielding, longer duration municipal securities.

Interest bearing deposits in other banks

Average interest bearing deposits in other banks increased significantly for the year ended December 31, 2013, as compared to the same period in 2012, due to the overall increase in our average total deposits and difficulty strategically deploying excess liquidity, including a portion of the proceeds generated by the 2013 Capital Initiative, in the low interest rate environment, and in particular difficulty funding new loans to creditworthy borrowers and identifying investment securities with suitable rates of return.

Interest bearing deposits

Average total interest bearing deposit balances and related rates paid decreased for the year ended December 31, 2013, as compared to the same period in 2012, contributing to the reductions in interest expense. Retail deposits continued to shift from higher priced certificates of deposit to lower priced checking (or “NOW” accounts) and savings accounts.

Borrowings

Average total borrowings and related rates decreased for the year ended December 31, 2013, as compared to the same period in 2012, significantly driving the reduction in interest expense. Average total borrowings and related rates paid decreased primarily due to the extinguishment of higher rate long-term FHLB advances during the third quarter of 2013. The long-term FHLB advances were replaced with short-term FHLB advances at a significantly lower rate and lower principal balance.

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

Table 4: Volume and Rate Analysis (1)

	2014 from 2013			2013 from 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities:
Taxable	$(402)	$130	$(272)	$296	$491	$787
Restricted securities	(53)	117	64	(460)	450	(10)
Tax exempt (2)	183	(9)	174	352	(63)	289
Total securities	(272)	238	(34)	188	878	1,066
Interest bearing deposits in other banks	(76)	(11)	(87)	41	8	49
Federal funds sold	-	-	-	-	-	-
Loans, net of unearned income	797	(729)	68	(2,404)	(1,670)	(4,074)
Total interest income	449	(502)	(53)	(2,175)	(784)	(2,959)

Interest expense:
Interest-bearing deposits:
Checking	44	(24)	20	109	(385)	(276)
Savings	5	(27)	(22)	12	(109)	(97)
Money market savings	(5)	(12)	(17)	(11)	(87)	(98)
Large dollar certificates of deposit (3)	(262)	(125)	(387)	(168)	(397)	(565)
Other certificates of deposit	(43)	(317)	(360)	(216)	(471)	(687)
Total interest-bearing deposits	(261)	(505)	(766)	(274)	(1,449)	(1,723)
Federal funds purchased and repurchase agreements	7	-	7	(1)	(10)	(11)
Short-term borrowings	115	(2)	113	37	-	37
Long-term borrowings	(2,958)	-	(2,958)	(1,794)	(23)	(1,817)
Trust preferred debt	-	(13)	(13)	-	(9)	(9)
Total interest expense	(3,097)	(520)	(3,617)	(2,032)	(1,491)	(3,523)
Change in net interest income	$3,546	$18	$3,564	$(143)	$707	$564

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

The Company strives to maintain a position flexible enough to move to a balanced position between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Matching the amount of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact on net interest income in periods of rising or falling interest rates. Interest rate gaps are managed through investments, loan pricing and deposit pricing strategies. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter-term investments and purchasing longer maturities. When an unacceptable negative gap occurs, variable rate loans can be increased (subject to customer demand for these loans) and greater investment in shorter-term investments can be made.

The Company believes that it will be a challenge for the Company to maintain its net interest margin at its current level if funds obtained from loan and investment security repayments, as well as any deposit growth, cannot be fully used to originate new loans and are instead reinvested in lower-yield earning assets, and if reductions in earning asset yields exceeds interest rate declines in interest-bearing liabilities. As the economy remains on an uneven recovery and with continued lack of quality loan demand in our markets coupled with competitive pressures, the Company has focused on restructuring the investment portfolio and recognized some gains on the disposition of securities held due to an increase in prices as rates have continued to fall. With the expectation that interest rates will not change significantly during 2015 and that they will likely remain low for an extended period of time, the Company continues to redeploy its excess funds in the investment portfolio with a focus on securities that provide steady cash flow at a low risk weighting to maximize earnings until loan demand returns. Given this limited earnings environment and the low yields on investment securities, the Company has continued to lower its deposit and other funding costs to offset the overall compression of our margins.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, other general services, earnings from other investments we own in part or in full and gains or losses on sales of investments, loans, and fixed assets.

The following table depicts the components of noninterest income for the years ended December 31, 2014 and 2013:

Table 5: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Service charges and fees on deposit accounts	$3,257	$3,286	$(29)	-0.9%
Debit/credit card fees	1,416	1,469	(53)	-3.6%
Gain on sale of available for sale securities, net	538	1,507	(969)	-64.3%
Gain on sale of bank premises and equipment	6	249	(243)	-97.6%
Other operating income	1,458	1,237	221	17.9%
Total noninterest income	$6,675	$7,748	$(1,073)	-13.8%

2014 Compared to 2013

Key changes in the components of noninterest income for the year ended December 31, 2014, as compared to the same period in 2013, are discussed below:

•	Service charges and fees on deposit accounts decreased due to decreases in service charge and overdraft fees on checking accounts;
•	Gain on sale of available for sale securities, net decreased as the Company recognized gains during the fourth quarter of 2013 primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA &FHLMC), and the Company did not generate comparable gains during 2014;
•	Gain on sale of bank premises and equipment decreased as the Company sold its former Bowling Green branch office during the third quarter of 2013 (which generated a gain of $224 thousand) with no such gain being recognized during 2014; and
•	Other operating income increased for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to higher earnings from sales of insurance products through Bankers Insurance, LLC and higher earnings from bank owned life insurance policies during 2014. Additionally, other operating income for 2014 includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC (acquired 4.9% ownership on May 15, 2014) and Bankers Title, LLC (acquired 6.0% ownership on October 1, 2014).

The following table depicts the components of noninterest income for the years ended December 31, 2013 and 2012:

Table 5A: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2013	2012	Change $	Change %
Service charges and fees on deposit accounts	$3,286	$3,239	$47	1.5%
Debit/credit card fees	1,469	1,557	(88)	-5.7%
Gain on sale of available for sale securities, net	1,507	3,875	(2,368)	-61.1%
Gain (loss) on sale of bank premises and equipment	249	(1)	250	25000.0%
Gain on sale of loans	-	197	(197)	-100.0%
Other operating income	1,237	1,031	206	20.0%
Total noninterest income	$7,748	$9,898	$(2,150)	-21.7%

2013 Compared to 2012

Key changes in the components of noninterest income for the year ended December 31, 2013, as compared to the same period in 2012, are discussed below:

•	Gain on sale of available for sale securities, net decreased in 2013 as compared to the same period in 2012. During 2012 the Company strategically adjusted the composition of its investment portfolio by reducing its holdings of tax-exempt securities in an effort to increase the Company’s source of taxable income. To implement this strategy the Company sold tax-exempt securities issued by state and political subdivisions during 2012, many of which were in an unrealized gain position at the time of sale due to the low interest rate environment during 2012, which was principally due to current economic conditions and monetary policies of the Federal Reserve to further reduce interest rates. During 2013, the Company sold a portion of its previously impaired agency preferred securities (FNMA & FHLMC). The Company sold these securities to remove classified assets from the balance sheet and increase the Company’s sources of taxable income;
•	Gain (loss) on sale of bank premises and equipment increased $250 thousand in 2013 as compared to the same period in 2012 due to the sale of our former Bowling Green branch office during the third quarter of 2013 which generated a gain of $224 thousand;
•	Gain on sale of loans was $197 thousand in 2012 as the result of the sale of our credit card loan portfolio, while no such sales occurred during 2013; and
•	Other operating income increased by $206 thousand in 2013 as compared to 2012. This was driven by a 21.4% increase in investment services income, a 44.3% increase in income from bank owned life insurance due to our additional $10.0 million investment in bank owned life insurance in the second quarter of 2013, and a 26.4% decrease in write downs of our investments in community and housing development funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and other operating expenses.

The following table depicts components of noninterest expense for the years ended December 31, 2014 and 2013:

Table 6: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Salaries and employee benefits	$18,982	$17,156	$1,826	10.6%
Occupancy and equipment expenses	5,109	5,226	(117)	-2.2%
Telephone	992	1,142	(150)	-13.1%
FDIC expense	921	1,765	(844)	-47.8%
Consultant fees	1,395	1,051	344	32.7%
Collection, repossession and other real estate owned	323	540	(217)	-40.2%
Marketing and advertising	1,005	787	218	27.7%
Loss on sale of other real estate owned	78	775	(697)	-89.9%
Impairment losses on other real estate owned	24	585	(561)	-95.9%
Loss on extinguishment of debt	-	11,453	(11,453)	-100.0%
Merger and merger related expenses	1,831	-	1,831	100.0%
Other operating expenses	5,144	4,421	723	16.4%
Total noninterest expenses	$35,804	$44,901	$(9,097)	-20.3%

2014 Compared to 2013

Key changes in the components of noninterest expense for the year ended December 31, 2014, as compared to the same period in 2013, are discussed below:

•	Salaries and employee benefits increased due to annual merit increases, increased restricted stock expense, lower deferred compensation on loan originations and higher group term insurance costs, partially offset by an increase in the actuarial pension benefit recognized. Additionally, the Bank incurred higher personnel costs in 2014 associated with increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Telephone decreased primarily due to changing vendors in 2014;
•	FDIC insurance expense decreased due to lower base assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the Written Agreement in July 2013, and corresponding decreases in FDIC insurance assessment rates during 2014;
•	Consultant fees increased due to additional services related to compliance and loan operations and outsourcing of the Bank’s core information technology processing;
•	Collection, repossession and other real estate owned expenses decreased due to declines in carrying balances of and costs associated with other real estate owned and classified assets;
•	Marketing and advertising increased due to expenditures related to the VCB acquisition, digital marketing initiatives and other local market events;
•	Loss on the sale of other real estate owned declined primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of other real estate owned during the fourth quarter of 2013, lower other real estate owned balances during 2014 and stabilization of real estate prices in our markets;
•	Impairment losses on other real estate owned decreased as other real estate owned balances have continued to decline and real estate prices in our markets have continued to stabilize;
•	Loss on extinguishment of debt of $11.5 million was recognized in August 2013 due to the prepayment of $107.5 million in long-term FHLB advances with no such loss or prepayment present in 2014; and
•	Other operating expenses increased primarily due to costs related to the Company’s acquisition of VCB (including legal, consulting and professional services, marketing and integration costs). Other operating expenses also increased due to higher franchise taxes, director expenses, and increased customer check and coupon incentives, partially offset by a decrease in ATM charge-off expense.

The following table depicts components of noninterest expense for the years ended December 31, 2013 and 2012:

Table 6A: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2013	2012	Change $	Change %
Salaries and employee benefits	$17,156	$15,770	$1,386	8.8%
Occupancy and equipment expenses	5,226	5,165	61	1.2%
Telephone	1,142	945	197	20.8%
FDIC expense	1,765	2,329	(564)	-24.2%
Consultant fees	1,051	754	297	39.4%
Collection, repossession and other real estate owned	540	1,115	(575)	-51.6%
Marketing and advertising	787	804	(17)	-2.1%
Loss on sale of other real estate owned	775	227	548	241.4%
Impairment losses on other real estate owned	585	1,723	(1,138)	-66.0%
Loss on extinguishment of debt	11,453	-	11,453	100.0%
Other operating expenses	4,421	4,514	(93)	-2.1%
Total noninterest expenses	$44,901	$33,346	$11,555	34.7%

2013 Compared to 2012

Key changes in the components of noninterest expense for the year ended December 31, 2013, as compared to the same period in 2012, are discussed below:

•	Salaries and employee benefits expense increased due to annual merit increases, lower deferred compensation on loan originations and was partially offset by a decrease in group term insurance costs;
•	Telephone expense increased primarily due to a credit received during 2012 from the Company’s data and telephone provider for repeated service interruptions including downtime and loss of connectivity that was not repeated during 2013;
•	FDIC insurance expense decreased, driven by lower base assessment rates due to the improvement in the Bank’s overall composite rating in connection with the termination of the Written Agreement in July 2013;
•	Consultant fees increased primarily due to additional loan review fees and consulting charges incurred related to compliance, loan operations and information technology;
•	Collection, repossession and other real estate owned expenses decreased primarily due to the overall decrease in the carrying balances of OREO, nonperforming loans and classified assets;
•	Losses on the sale of other real estate owned increased and was primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of OREO during 2013;
•	Impairment losses related to valuation adjustments on OREO decreased as significant impairments on certain assets within the Company’s other real estate owned portfolio during 2012 related to the Company’s asset quality initiatives were not repeated during 2013; and
•	Loss on the extinguishment of debt was $11.5 million during 2013 and was incurred due to the prepayment of $107.5 million in long-term FHLB advances, while no such losses occurred in 2012.

Income Taxes

The Company recorded an income tax expense of $2.4 million in 2014, compared to income tax benefit of $2.4 million in 2013 and income tax expense of $945 thousand in 2012. The increase in income tax expense from 2013 to 2014 was the result of the Company’s pretax income increasing by approximately $13.1 million, due substantially to the $11.5 million prepayment penalty on the long-term FHLB advances prepaid during the third quarter of 2013 that was not repeated during 2014, and partially offset by increases in the amount of tax-exempt income on investment securities (as the Company rebalanced its securities portfolio during 2013), increases in tax-exempt income from bank owned life insurance policies and partially offset by merger related expenses that are not tax deductible. The Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012 was 30.1%, 39.1% and 25.5%, respectively. The effective tax rate differs from the statutory income tax rate of 34% due to the Company’s investment in tax-exempt loans and securities, income from bank owned life insurance, and community/housing development tax credits. For further information concerning Income Taxes, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 11. Income Taxes.”

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

The Company uses a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines. The past due status of a loan is based on the contractual due date of the most delinquent payment due. The past due grading of consumer loans is based on the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and over 90 days past due. The consumer loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest or are greater than 90 days past due and accruing interest or considered impaired. Non-impaired consumer loans are assigned an allowance factor which increases with the severity of past due status. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The Company's ALL Committee is responsible for assessing the overall appropriateness of the allowance for loan losses and monitoring the Company's allowance for loan losses methodology, particularly in the context of current economic conditions and a rapidly changing regulatory environment.  The ALL Committee reviews at least annually the Company's allowance for loan losses methodology.

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

For prior financial periods ending with the third quarter of 2013, historical loan loss experience was calculated using a rolling three year average of historical loan loss experience. Beginning with the quarter ended December 31, 2013, the Company calculated the allowance for loan losses based on a migration analysis of loans, segmented by an identical risk grading system or past due grading system, depending on type of loan as previously used with the historical loan loss experience methodology. Other adjustments may be made to the allowance for loan losses for pools of loans after an assessment of internal and external factors on credit quality that are not fully reflected in the past due or risk grading data. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the year ended December 31, 2013 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 3. Loan Portfolio.”

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

The following table presents the Company’s loan loss experience for the past five years:

Table 7: Allowance for Loan Losses

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Average loans outstanding*	$706,812	$669,520	$714,254	$757,123	$835,502
Allowance for loan losses, January 1	$14,767	$20,338	$24,102	$25,288	$12,155
Charge-offs:
Commercial, industrial and agricultural	340	635	1,219	1,257	5,608
Real estate - one to four family residential:
Closed end first and seconds	483	1,529	2,664	1,868	2,643
Home equity lines	444	184	1,112	348	458
Real estate - construction:
One to four family residential	118	57	98	309	162
Other construction, land development and other land	-	1,196	1,622	2,987	3,491
Real estate - non-farm, non-residential:
Owner occupied	292	2,370	2,337	2,107	2,178
Non-owner occupied	389	1,944	1,506	1,119	580
Consumer	190	153	391	683	990
Other	293	138	99	113	-
Total loans charged-off	2,549	8,206	11,048	10,791	16,110
Recoveries:
Commercial, industrial and agricultural	75	319	774	303	94
Real estate - one to four family residential:
Closed end first and seconds	265	85	61	162	19
Home equity lines	15	34	11	-	-
Real estate - construction:
One to four family residential	7	61	55	6	13
Other construction, land development and other land	9	69	2	1	2
Real estate - non-farm, non-residential:
Owner occupied	27	1	100	45	8
Non-owner occupied	13	57	409	-	-
Consumer	96	108	179	238	177
Other	46	51	35	50	-
Total recoveries	553	785	1,626	805	313
Net charge-offs	1,996	7,421	9,422	9,986	15,797
Provision for loan losses	250	1,850	5,658	8,800	28,930
Allowance for loan losses, December 31	$13,021	$14,767	$20,338	$24,102	$25,288
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.59%	2.25%	2.97%	3.28%	3.26%
Ratio of net charge-offs to average loans outstanding during the year	0.28%	1.11%	1.32%	1.32%	1.89%

*Net of unearned income and includes nonaccrual loans.

The Company made provisions for loan losses of $1.9 million in 2013, $5.7 million in 2012, $8.8 million in 2011 and $28.9 million in 2010. In light of improving economic and financial market conditions, both nationally and in the Company’s markets, and the Company’s improving asset quality, the Company reduced its provisions for loan losses to $250 thousand for 2014. Net charge-offs in 2014 were $2.0 million compared to $7.4 million in 2013, $9.4 million in 2012, $10.0 million in 2011 and $15.8 million in 2010. This represents 0.28% of average loans outstanding in 2014, 1.11% in 2013, 1.32% in 2012 and 2011 and 1.89% in 2010. Management believes that improvements in the economic and financial markets and the Company’s asset quality improvements indicate that credit quality issues are less likely to impact our loan portfolio and our operating results in future periods than in periods that more immediately followed the height of the financial crisis of 2008. Net charge-offs decreased $5.4 million, or 73.1%, from the year ended December 31, 2013 to the same period of 2014 due to improvements in some of the Company’s credit quality metrics, including nonperforming assets, and other factors, such as a decline in adversely rated credits which are reflective of slowly improving economic conditions. This decline in net charge-offs significantly contributed to the Company’s decision to reduce its provisions for loan losses from 2013 to 2014. The Company continues to focus on credit quality initiatives to improve its asset quality and resolve its remaining nonperforming assets, and such initiatives should further reduce net charge-offs in future periods.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 8: Allocation of Allowance for Loan Losses

	At December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,168	10.37%	$1,787	8.17%	$2,340	7.58%	$4,389	7.76%	$5,981	9.39%
Real estate - one to four family residential:
Closed end first and seconds	1,884	28.86%	2,859	33.25%	2,876	34.91%	2,856	34.51%	3,340	33.62%
Home equity lines	1,678	13.42%	1,642	15.19%	720	14.56%	278	13.93%	587	12.05%
Real estate - multifamily residential	89	3.07%	79	2.75%	62	2.31%	29	1.77%	23	1.51%
Real estate - construction:
One to four family residential	235	2.40%	364	2.46%	419	2.96%	382	2.89%	344	3.29%
Other construction, land development and other land	2,670	4.34%	1,989	3.30%	3,897	5.04%	6,861	5.75%	7,837	6.56%
Real estate - farmland	144	1.15%	116	1.24%	41	1.25%	15	0.80%	17	1.07%
Real estate - non-farm, non-residential:
Owner occupied	2,416	19.22%	3,236	19.26%	5,092	17.50%	4,831	18.42%	2,546	17.32%
Non-owner occupied	1,908	12.77%	1,770	11.39%	4,093	10.48%	3,172	10.11%	3,072	10.12%
Consumer	305	1.94%	387	2.55%	215	2.94%	776	3.86%	905	4.65%
Other	524	2.46%	538	0.44%	583	0.47%	513	0.20%	280	0.42%
Total allowance for balance sheet loans	13,021	100.00%	14,767	100.00%	20,338	100.00%	24,102	100.00%	24,932	100.00%
Unallocated	-		-		-		-		356
Total allowance for loan losses	$13,021		$14,767		$20,338		$24,102		$25,288

(Percent is portfolio loans in category divided by total loans)

The following table presents commercial loans by credit quality indicator at December 31, 2014:

Table 9: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired loans - purchased impaired	Total
Commercial, industrial and agricultural	$79,191	$2,779	$675		$1,451	$1,023	$85,119
Real estate - multifamily residential	25,157	-	-	-	-	-	25,157
Real estate - construction:
One to four family residential	18,978	300	244	-	176	-	19,698
Other construction, land development and other land	26,916	1,791	1,144	-	5,661	79	35,591
Total real estate - construction	45,894	2,091	1,388	-	5,837	79	55,289
Real estate - farmland	9,471	-	-	-	-	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	132,266	11,339	2,253	-	10,046	1,841	157,745
Non-owner occupied	84,951	4,771	1,817	-	9,816	3,472	104,827
Total real estate - non-farm, non-residential	217,217	16,110	4,070	-	19,862	5,313	262,572
Total commercial loans	$376,930	$20,980	$6,133	$-	$27,150	$6,415	$437,608

The following table presents commercial loans by credit quality indicator at December 31, 2013:

Table 9A: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate - multifamily residential	18,077	-	-	-	-	18,077
Real estate - construction:
One to four family residential	14,890	235	738	-	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	-	3,314	21,690
Total real estate - construction	21,528	7,339	5,372	-	3,620	37,859
Real estate - farmland	6,288	338	1,068	-	478	8,172
Real estate - non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	-	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	-	8,372	74,831
Total real estate - non-farm, non-residential	130,593	28,874	23,503	-	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2014:

Table 10: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$226,801	$9,960	$236,761
Home equity lines	109,565	535	110,100
Total real estate - one to four family residential	336,366	10,495	346,861
Consumer	15,548	371	15,919
Other	20,175	6	20,181
Total consumer loans	$372,089	$10,872	$382,961

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2013:

Table 10A: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$205,860	$12,612	$218,472
Home equity lines	99,311	528	99,839
Total real estate - one to four family residential	305,171	13,140	318,311
Consumer	16,314	468	16,782
Other	2,451	472	2,923
Total consumer loans	$323,936	$14,080	$338,016

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of December 31, 2014, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets for the periods indicated:

Table 11:  Nonperforming Assets

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans*	$6,622	$11,018	$11,874	$30,293	$25,858
Loans past due 90 days and accruing interest	53	-	-	168	1,836
Total nonperforming loans	6,675	11,018	11,874	30,461	27,694
Other real estate owned	1,838	800	4,747	7,326	11,617
Total nonperforming assets	$8,513	$11,818	$16,621	$37,787	$39,311

Nonperforming assets to total loans and other real estate owned	1.04%	1.80%	2.41%	5.09%	5.00%
Allowance for loan losses to nonaccrual loans	196.63%	134.03%	171.29%	79.56%	97.80%
Net charge-offs to average loans for the year	0.28%	1.11%	1.32%	1.32%	1.89%
Allowance for loan losses to year end loans	1.59%	2.25%	2.97%	3.28%	3.26%
Foregone interest income on nonaccrual loans	$124	$413	$335	$1,347	$1,583

* Includes $3.4 million, $4.2 million, $5.1 million, $13.4 million and $6.2 million in nonaccrual TDRs at December 31, 2014, 2013, 2012, 2011, and 2010 respectively.

The following table presents the change in the OREO balance for 2014 and 2013:

Table 12: OREO Changes

(dollars in thousands)	2014	2013
Balance at the beginning of year, gross	$1,054	$5,558
Transfers from loans	1,657	1,921
Acquired from Virginia Company Bank	103	-
Sales proceeds	(620)	(4,508)
Previously recognized impairment losses on disposition	(202)	(1,142)
(Loss) on disposition	(78)	(775)
Balance at the end of year, gross	1,914	1,054
Less valuation allowance	(76)	(254)
Balance at the end of year, net	$1,838	$800

The following table presents the change in the valuation allowance for OREO for 2014, 2013 and 2012:

Table 13: OREO Valuation Allowance Changes

(dollars in thousands)	2014	2013	2012
Balance at the beginning of year	$254	$811	$1,403
Valuation allowance	24	585	1,723
Charge-offs	(202)	(1,142)	(2,315)
Balance at the end of year	$76	$254	$811

Nonperforming assets were $8.5 million or 1.04% of total loans and other real estate owned at December 31, 2014 compared to $11.8 million or 1.80% at December 31, 2013. Nonperforming assets increased from 2007 through 2010 as a result of the challenging economic conditions which significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current. Nonperforming assets began to trend downward during 2011, continued this trend throughout 2012 and 2013 and decreased by $3.3 million in 2014. The Company has maintained the heightened level of the allowance for loan losses as compared to historical levels, which is 196.63% of nonaccrual loans at December 31, 2014, compared to 134.03% at December 31, 2013, in light of uneven improvement in economic conditions in the Company’s markets, and to position the Company to continue its strategic initiative of aggressively resolving problem assets. Nonperforming loans have decreased $4.3 million or 39.4% during the year ended December 31, 2014 to $6.7 million.

Nonaccrual loans were $6.6 million at December 31, 2014, a decrease of $4.4 million or 39.9% from $11.0 million at December 31, 2013. Of the current $6.6 million in nonaccrual loans, $6.2 million or 86.0% is secured by real estate in our market area. Of these real estate secured loans, $3.9 million are residential real estate, $221 thousand are real estate construction, $590 thousand are farmland, and $1.5 million are commercial properties.

Other real estate owned, net of valuation allowance at December 31, 2014 was $1.8 million, an increase of $1.0 million or 129.8% from $800 thousand at December 31, 2013. The balance at December 31, 2014 was comprised of eleven properties of which $1.1 million are residential real estate, $219 thousand are real estate construction and $553 thousand are commercial properties. During the year ended December 31, 2014, new foreclosures included nine properties totaling $1.7 million transferred from loans. Sales of thirteen other real estate owned properties for the year ended December 31, 2014 resulted in a net loss of $78 thousand. At December 31, 2014, there were no properties under contract for sale. Subsequent to December 31, 2014, four properties were sold resulting in a net loss of approximately $53 thousand that will be recognized in the first quarter of 2015, and three properties totaling $218 thousand were placed under contracts for sale and are not expected to generate any material losses on sale. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. As a direct result of the generally depressed real estate market during 2014, the Company recorded losses of $24 thousand in its consolidated statement of operations for the year ended December 31, 2014, due to valuation adjustments on other real estate owned properties as compared to $585 thousand in 2013 and $1.7 million in 2012. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets, as demonstrated by the $3.3 million, or 28.0%, decrease in nonperforming assets from 2013 to 2014.

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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loans as of December 31, 2014:

Table 14: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,451	$1,451	$1,451	$-	$-	$2,010	$128
Real estate - one to four family residential:
Closed end first and seconds	8,713	8,813	3,611	5,102	1,006	9,800	474
Home equity lines	175	175	175	-	-	289	-
Total real estate - one to four family residential	8,888	8,988	3,786	5,102	1,006	10,089	474
Real estate - construction:
One to four family residential	176	176	-	176	78	312	7
Other construction, land development and other land	5,661	5,661	-	5,661	1,632	5,399	256
Total real estate - construction	5,837	5,837	-	5,837	1,710	5,711	263
Real estate - farmland	-	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	10,046	10,146	3,734	6,312	1,240	12,056	534
Non-owner occupied	9,816	9,816	4,262	5,554	1,262	9,356	456
Total real estate - non-farm, non-residential	19,862	19,962	7,996	11,866	2,502	21,412	990
Consumer	371	371	-	371	106	420	21
Other	6	6	6	-		328	-
Total loans	$36,415	$36,615	$13,239	$23,176	$5,324	$39,970	$1,876

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

Table 14A: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$-	$2,000	$612	$1,712	$97
Real estate - one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	-	-	382	-
Total real estate - one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate - construction:
One to four family residential	306	306	-	306	180	794	9
Other construction, land development and other land	3,314	5,662	-	3,314	802	8,581	161
Total real estate - construction	3,620	5,968	-	3,620	982	9,375	170
Real estate - farmland	478	478	478	-	-	428	32
Real estate - non-farm, non-residential:
Owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Non-owner occupied	8,372	8,372	4,357	4,015	617	9,353	348
Total real estate - non-farm, non-residential	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	-	302	104	203	22
Other	472	472	9	463	311	504	-
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

The Company’s impaired loans have declined when comparing 2014 to 2013, but impaired loans remain elevated over historical levels due to the uneven economic recovery and challenging economic conditions in portions of our markets, which have contributed to increased unemployment and underemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at December 31, 2014, 2013, 2012, 2011 and 2010:

Table 15: Troubled Debt Restructurings (TDRs)

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Performing TDRs	$15,223	$16,026	$4,433	$5,517	$2,411
Nonperforming TDRs*	3,438	4,188	5,089	13,378	6,177
Total TDRs	$18,661	$20,214	$9,522	$18,895	$8,588

* Included in nonaccrual loans in Table 11: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

Total assets were $1.2 billion at December 31, 2014, an increase of $154.9 million or 15.1% from $1.0 billion at December 2013. This increase was primarily due to the addition of assets purchased in connection with the VCB acquisition, partially offset by lower investment securities. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 16: Balance Sheet Changes

	December 31,	December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Total assets	$1,181,972	$1,027,074	$154,898	15.1%
Cash and short-term investments	14,024	13,944	80	0.6%
Interest bearing deposits with banks	5,272	5,402	(130)	-2.4%
Securities available for sale, at fair value	214,011	234,935	(20,924)	-8.9%
Securities held to maturity, at carrying value	32,163	35,495	(3,332)	-9.4%
Restricted securities, at cost	7,533	5,549	1,984	35.8%
Total loans	820,569	657,197	163,372	24.9%
Deferred income taxes, net	17,529	18,937	(1,408)	-7.4%
Other real estate owned, net	1,838	800	1,038	129.8%
Goodwill	17,085	15,970	1,115	7.0%
Bank owned life insurance	24,463	21,158	3,305	15.6%
Total deposits	939,254	834,462	104,792	12.6%
Total borrowings	102,013	55,259	46,754	84.6%
Total shareholders' equity	134,274	132,949	1,325	1.0%

Loan Portfolio

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $820.6 million at December 31, 2014, an increase of $163.4 million or 24.9% from $657.2 million at December 31, 2013. As discussed previously, loans increased in 2014 primarily due to the acquisition of VCB and the addition of VCB’s loans to the Company’s loan portfolio, the purchase of performing one-to-four family residential mortgage loans, the opening of a new loan production office in Chesterfield County, Virginia and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC. These additions were partially offset by weak loan demand in the Company’s markets and the continuing challenging economic conditions.

The following table presents the composition of the loan portfolio at the dates indicated:

Table 17: Summary of Loans

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$85,119	10.37%	$53,673	8.17%	$51,881	7.58%	$57,021	7.76%	$72,790	9.39%
Real estate - one to four family residential:
Closed end first and seconds	236,761	28.86%	218,472	33.25%	239,002	34.91%	253,465	34.51%	260,442	33.62%
Home equity lines	110,100	13.42%	99,839	15.19%	99,698	14.56%	102,297	13.93%	93,387	12.05%
Total real estate - one to four family residential	346,861	42.28%	318,311	48.44%	338,700	49.47%	355,762	48.44%	353,829	45.67%
Real estate - multifamily residential	25,157	3.07%	18,077	2.75%	15,801	2.31%	13,035	1.77%	11,682	1.51%
Real estate - construction:
One to four family residential	19,698	2.40%	16,169	2.46%	20,232	2.96%	21,212	2.89%	25,454	3.29%
Other construction, land development and other land	35,591	4.34%	21,690	3.30%	34,555	5.04%	42,208	5.75%	50,841	6.56%
Total real estate - construction	55,289	6.74%	37,859	5.76%	54,787	8.00%	63,420	8.64%	76,295	9.85%
Real estate - farmland	9,471	1.15%	8,172	1.24%	8,558	1.25%	5,860	0.80%	8,304	1.07%
Real estate - non-farm, non-residential:
Owner occupied	157,745	19.22%	126,569	19.26%	119,824	17.50%	135,294	18.42%	134,186	17.32%
Non-owner occupied	104,827	12.77%	74,831	11.39%	71,741	10.48%	74,231	10.11%	78,396	10.12%
Total real estate - non-farm, non-residential	262,572	31.99%	201,400	30.65%	191,565	27.98%	209,525	28.53%	212,582	27.44%
Consumer	15,919	1.94%	16,782	2.55%	20,173	2.94%	28,355	3.86%	36,000	4.65%
Other	20,181	2.46%	2,923	0.44%	3,203	0.47%	1,553	0.20%	3,294	0.42%
Total loans	820,569	100.00%	657,197	100.00%	684,668	100.00%	734,531	100.00%	774,776	100.00%
Less unearned income	-		-		-		(1)		(2)
Less allowance for loan losses	(13,021)		(14,767)		(20,338)		(24,102)		(25,288)
Loans, net	$807,548		$642,430		$664,330		$710,428		$749,486

The following table presents the changes in the loans held in the portfolio from December 31, 2013 to December 31, 2014, and from December 31, 2012 to December 31, 2013:

Table 17A: Changes in Loans Held

	2014 vs. 2013		2013 vs. 2012
(dollars in thousands)	$ Change	% Change	$ Change	% Change
Commercial, industrial and agricultural	$31,446	58.6%	$1,792	3.5%
Real estate - one to four family residential:
Closed end first and seconds	18,289	8.4%	(20,530)	-8.6%
Home equity lines	10,261	10.3%	141	0.1%
Total real estate - one to four family residential	28,550	9.0%	(20,389)	-6.0%
Real estate - multifamily residential	7,080	39.2%	2,276	14.4%
Real estate - construction:
One to four family residential	3,529	21.8%	(4,063)	-20.1%
Other construction, land development and other land	13,901	64.1%	(12,865)	-37.2%
Total real estate - construction	17,430	46.0%	(16,928)	-30.9%
Real estate - farmland	1,299	15.9%	(386)	-4.5%
Real estate - non-farm, non-residential:
Owner occupied	31,176	24.6%	6,745	5.6%
Non-owner occupied	29,996	40.1%	3,090	4.3%
Total real estate - non-farm, non-residential	61,172	30.4%	9,835	5.1%
Consumer	(863)	-5.1%	(3,391)	-16.8%
Other	17,258	590.4%	(280)	-8.7%
Total loans	$163,372	24.9%	$(27,471)	-4.0%

The following table presents the estimated remaining maturities of loans held in the portfolio at December 31, 2014:

Table 18: Remaining Maturities of Loans

	December 31, 2014
	Variable Rate				Fixed Rate*
(dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total Maturities
Commercial, industrial and agricultural loans	$8,366	$1,501	$-	$9,867	$34,615	$20,851	$19,786	$75,252	$85,119
Real estate - one to four family residential:
Closed end first and seconds	9,691	60,386	10,984	81,061	9,359	12,821	133,520	155,700	236,761
Home equity lines	31,986	2,879	475	35,340	5,628	1,813	67,319	74,760	110,100
Real estate - multifamily residential	1,298	3,199	-	4,497	1,449	6,317	12,894	20,660	25,157
Real estate - construction:
One to four family residential	2,867	2,803	679	6,349	5,512	2,034	5,803	13,349	19,698
Other construction, land development and other land	3,362	526	-	3,888	25,488	4,498	1,717	31,703	35,591
Real estate - farmland	573	1,771	185	2,529	1,181	2,850	2,911	6,942	9,471
Real estate - non-farm, non-residential:
Owner occupied	11,833	20,378	-	32,211	10,409	32,145	82,980	125,534	157,745
Non-owner occupied	2,365	14,405	-	16,770	4,107	23,110	60,840	88,057	104,827
Consumer	56	15	-	71	2,170	3,839	9,839	15,848	15,919
Other	7,581	-	-	7,581	366	11,361	873	12,600	20,181
Total loans	$79,978	$107,863	$12,323	$200,164	$100,284	$121,639	$398,482	$620,405	$820,569

*Variable rate loans at their contractual floor are included in the fixed rate category and, as of December 31, 2014, there were $344.9 million of variable rate loans at their floor.

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk may increase or decrease depending on various factors. The risks associated with real estate mortgage loans, commercial loans and consumer loans vary based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction. In an effort to manage these risks, we have loan approval limits for individual loan officers based on their position and level of experience.

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

At December 31, 2014, loans secured by real estate were $699.4 million or 85.2% of the portfolio, compared to $583.8 million or 88.8% of the portfolio at December 31, 2013.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We may, from time to time, invest in high quality loans that were originated by banks outside our core geographic markets. We do not engage in foreign lending activities and consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Historically, our loan collateral has been primarily real estate because of the nature of our market region; however, in our newer markets, we are encountering other collateral options in lieu of real estate, which are booked based on strong credit guidelines and controls to monitor the status and value of the collateral.

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment portfolio consists of held to maturity and available for sale securities. We classify securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available-for-sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value. Total investment securities were $246.2 million at December 31, 2014, reflecting a decrease of approximately $24.3 million or 9.0% from $270.4 million at December 31, 2013. The valuation allowance for the available for sale portfolio had an unrealized (loss), net of tax benefit, of ($1.5) million at December 31, 2014 compared with an unrealized (loss), net of tax benefit, of ($7.8) million at December 31, 2013. These unrealized (losses) as of December 31, 2014 are principally due to current financial market conditions for these types of investments, particularly due to interest rate increases between December 31, 2012 and December 31, 2013 that caused bond prices to decrease. These unrealized (losses) declined during the year ended December 31, 2014 as interest rates declined, particularly in the middle and long-end of the yield curve, which caused bond prices to increase.

The decrease in the investment portfolio during 2014 was the result of our continued effort to restructure the composition of our securities portfolio and provide additional liquidity for our operations and executing on our strategic initiatives. These decreases were partially offset by the result of mark-to-market adjustments related to decreases to the mid to long term interest rate curve during 2014. Net unrealized losses on available for sale investment securities were $2.2 million at December 31, 2014, compared to net unrealized losses of $11.8 million at December 31, 2013. The sustained low interest rate environment, when compared to historical rates, has driven demand for investment securities with acceptable risk-adjusted rates of return, which has contributed to recent increases in bond prices. In part due to the limited investment opportunities, during 2014 the Company has permitted the investment securities portfolio to run off, significantly contributing to a 9.0% decline in the portfolio during 2014. The Company may continue to permit the investment securities portfolio to run off in future periods if investment securities with acceptable risk-adjusted rates of return, in the Company’s judgment, are not available for purchase. By not reinvesting proceeds into investment securities, the Company would have more liquidity available to deploy into strategic initiatives identified by management, and would position the Company to approach its long term target of maintaining an investment securities portfolio equal to 20% of the Company’s total assets.

During 2013 and during the first six months of 2014, management focused on SBA Pool securities as a key component of the investment securities portfolio. The SBA Pool securities are modified mortgage pass-through securities that are assembled using the guaranteed portion of SBA loans and as such are unconditionally guaranteed as to principal and accrued interest by the U.S. government. Management continues to invest in these SBA Pool securities because they qualify under current risk-weighting regulations as 0% risk weighted assets, which more efficiently uses capital to produce a reasonable rate of return. Approximately 31.3% of the SBA Pool securities are adjustable rate products which will assist the Company with mitigating interest rate risk. In addition, for liquidity planning purposes, these securities provide an investment that may be pledged as collateral to secure public deposits, balances with the Reserve Bank and repurchase agreements. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of December 31, 2014 and 2013, our investment portfolio was 20.8% and 26.3%, respectively, of total assets.

There are no securities classified as “Trading” at December 31, 2014 or 2013. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive Income and is being amortized over the remaining life of the securities as an adjustment to interest income, beginning with the fourth quarter of 2013. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues. The Company follows a policy of not investing in instruments considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to our historical investment philosophy.

The Company’s pooled trust preferred securities previously included one senior issue of Preferred Term Securities XXVII which remained current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. On December 9, 2014 the Company sold this security resulting in a gain on sale of $82 thousand. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. On September 22, 2014 the Company sold this security resulting in a gain on sale of $2 thousand and the Company subsequently reversed the related impairment reserve.

The following tables present the amortized cost or carrying value and estimated fair value of securities at the dates indicated:

Table 19: Investment Securities Available for Sale

(dollars in thousands)	December 31, 2014		December 31, 2013		December 31, 2012
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Available for Sale:	Cost	Value	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$14,991	$14,569	$14,989	$13,390	$13,495	$13,467
SBA Pool securities	76,469	74,799	89,531	86,035	81,500	82,751
Agency mortgage-backed securities	28,740	28,629	36,261	35,254	31,384	31,714
Agency CMO securities	39,343	39,215	43,277	41,378	61,710	61,936
Non agency CMO securities	820	828	1,304	1,306	2,200	2,199
State and political subdivisions	55,877	55,926	60,834	56,342	82,536	83,217
Pooled trust preferred securities	-	-	467	749	506	759
FNMA and FHLMC preferred stock	7	45	22	481	77	276
Corporate securities	-	-	-	-	590	594
Total	$216,247	$214,011	$246,685	$234,935	$273,998	$276,913

Table 19A: Investment Securities Held to Maturity

(dollars in thousands)	December 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
Held to Maturity:	Value	Value	Value	Value
Agency CMO securities	$11,993	$12,287	12,500	11,953
State and political subdivisions	20,170	21,080	22,995	22,568
Total	$32,163	$33,367	$35,495	$34,521

The Company did not have any securities classified as “Held-to-Maturity” at December 31, 2012.

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2014 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates, which rose during 2013 causing bond prices to decline but were partially offset by bond price increases during 2014 driven by interest rate declines, and are not attributable to credit deterioration. At December 31, 2014, there were 107 debt securities with fair values totaling $143.9 million considered temporarily impaired. Of these debt securities, 12 with fair values totaling $12.6 million were in an unrealized loss position of less than 12 months and 95 with fair values totaling $131.3 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 and no impairment has been recognized. At December 31, 2014, there were no equity securities in an unrealized loss position.

However, in the event that the Company is required or decides to use its investment securities portfolio in 2015 to manage its liquidity position, the Company may sell a portion of the securities in a temporary unrealized loss position before these securities recover their fair value, which would result in the Company recognizing losses on the sale of investment securities.

The following tables present the maturity and yields of securities at their amortized cost or carrying value at the date indicated:

Table 20: Maturity and Yields of Available for Sale Securities

	December 31, 2014
(dollars in thousands)	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Available for Sale:	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Obligations of U.S. Government agencies	$1,500	2.00%	$1,495	2.12%	$11,996	2.00%	$-	0.00%	$14,991	2.01%
SBA Pool securities - Fixed	-	0.00%	-	0.00%	52,548	2.33%	-	0.00%	52,548	2.33%
SBA Pool securities - Variable	-	0.00%	7,460	0.42%	8,415	1.33%	8,045	2.10%	23,920	1.31%
Agency mortgage-backed securities	-	0.00%	11,795	1.91%	16,946	2.29%	-	0.00%	28,741	2.13%
Agency and Non agency CMO securities	328	4.89%	24,339	2.33%	15,496	2.66%	-	0.00%	40,163	2.48%
State and political subdivisions	1,655	3.22%	7,822	3.09%	41,618	3.83%	4,782	4.34%	55,877	3.75%
FNMA and FHLMC preferred stock	-	0.00%	-	0.00%	-	0.00%	7	17.39%	7	17.39%
Total	$3,483	2.85%	$52,911	2.07%	$147,019	2.70%	$12,834	2.94%	$216,247	2.56%

* Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

Table 20A: Maturity and Yields of Held to Maturity Securities

	December 31, 2014
(dollars in thousands)	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Held to Maturity:	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency CMO securities	$-	0.00%	$9,828	2.79%	$2,165	2.89%	$-	0.00%	$11,993	2.80%
State and political subdivisions	-	0.00%	3,704	4.24%	15,719	4.44%	747	5.04%	20,170	4.42%
Total	$-	0.00%	$13,532	3.18%	$17,884	4.25%	$747	5.04%	$32,163	3.82%

* Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market accounts, and time deposits. The Company augments its deposit base through conservative use of brokered deposits, including through the Certificate of Deposit Account Registry Service program (“CDARS”). The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios, and in 2014 was significantly impacted by the Company’s acquisition of VCB.

The following table shows deposit balances for the years ended December 31, 2014 and 2013:

Table 21: Deposits

	Years Ended December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Noninterest-bearing demand deposits	$162,328	$126,861	$35,467	28.0%

Interest-bearing deposits:
Checking	277,937	272,343	5,594	2.1%
Savings	89,849	89,577	272	0.3%
Money market savings	162,794	121,491	41,303	34.0%
Time deposits $100 thousand and over	136,977	110,841	26,136	23.6%
Other time deposits	109,369	113,349	(3,980)	-3.5%
Total interest-bearing deposits	776,926	707,601	69,325	9.8%
Total deposits	$939,254	$834,462	$104,792	12.6%

During the 2014, the Company’s deposits increased by $104.8 million or 12.6% primarily due to the assumption of VCB deposit liabilities of $104.4 million. Additionally, the Company continued to see a shift from interest-bearing retail time deposits to lower cost non-maturity noninterest-bearing retail deposits as our consumers are willing to forego the yield on longer-term products in order to have more readily available access to their funds. The Company believes the increase in our noninterest-bearing deposits during 2014 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty in general. At December 31, 2014 and 2013, the Company had $55.7 million and $21.2 million, respectively in brokered certificates of deposits, and these deposits partially offset the decline in the Company’s traditional time deposit portfolio during 2014. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

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

The following table presents average deposit balances and average rates paid for the periods indicated:

Table 22: Average Deposits and Average Rates Paid

	Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$139,991		$127,211		$114,597
Interest-bearing deposits:
Checking	262,765	0.36%	248,675	0.37%	229,605	0.52%
Savings	90,015	0.13%	90,065	0.16%	85,476	0.28%
Money market savings	120,541	0.41%	123,559	0.42%	124,724	0.49%
Time deposit $100 thousand and over	99,521	1.19%	120,852	1.30%	131,862	1.62%
Other time deposits	126,274	0.92%	129,654	1.17%	144,975	1.52%
Total interest-bearing deposits	699,116	0.56%	712,805	0.66%	716,642	0.89%
Total deposits	$839,107		$840,016		$831,239

The following table presents the maturity schedule of time deposits $100 thousand and over at the date indicated:

Table 23: Maturities of Time Deposits $100 Thousand and Over

(dollars in thousands)	December 31, 2014

3 months or less	$26,780
3 - 6 months	28,548
6 - 12 months	29,075
Over 12 months	52,594
Total	$136,997

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

In addition to deposits, the Company utilizes short-term borrowings from the FHLB to fund its day to day operations. Short-term borrowings also include repurchase agreements, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with three correspondent banks. All FHLB advances are secured by a blanket floating lien on all of the Company’s qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Total borrowings were $102.0 million at December 31, 2014, an increase of $46.8 million or 84.6% from $55.3 million at December 31, 2013. The significant increase in borrowings was primarily driven by using borrowings (primarily short-term FHLB advances) to fund the purchase of $27.2 million in performing one-to-four family mortgage loans during the first quarter of 2014, to fund the origination of loans through a new loan production office in Chesterfield County, Virginia (opened in the second quarter of 2014), and to originate a line of credit to fund loan originations to Southern Trust Mortgage, LLC (balance of $10.9 million as of December 31, 2014) in the second quarter of 2014 through short-term FHLB advances. Additionally, $8.7 million of the increase in FHLB borrowings was due to liabilities assumed in connection with the VCB acquisition. For further information concerning the Company’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 8. Borrowings.”

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2014 and 2013, the interest rate was 3.21% and 3.19%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

Capital Resources

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The Company regularly reviews the adequacy of the Company’s capital. The Company maintains a structure that it believes will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. Refer to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 18. Regulatory Matters” for additional information.

The Company’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position of the Company and the Bank at December 31, 2014 and 2013 are the Tier 1 capital, total risk-based capital, and leverage ratios. The Company’s Tier 1 leverage ratio was 10.76% at December 31, 2014, compared with 12.06% at December 31, 2013. The Tier 1 capital to risk-weighted assets ratio was 14.06% at December 31, 2014, compared with 18.22% at December 31, 2013. The total capital to risk-weighted assets ratio was 15.31% at December 31, 2014, compared with 19.48% at December 31, 2013. These ratios are in excess of the mandated minimum requirements that applied to the Company and the Bank at December 31, 2014 and 2013. These ratios include the trust preferred securities issued in September 2003 at December 31, 2014 and 2013, as well as $14.0 million and $24.0 million of Series A Preferred Stock at December 31, 2014 and 2013, respectively, in Tier 1 capital for regulatory capital adequacy determination purposes.

Total shareholders’ equity was $134.3 million at December 31, 2014, compared with $132.9 million at December 31, 2013. During 2014, 2013 and 2012, the Company declared no common stock or Series B Preferred Stock dividends. The dividend payout ratio, based on net income available to common shareholders, was not applicable for 2014, 2013 and 2012 due to the Company not declaring any common stock dividends. In light of the Company’s improving financial performance and improving economic conditions in the Company’s markets, the Company declared a dividend of $0.01 per share payable to holders of the Company’s common stock and Series B Preferred Stock as of March 6, 2014.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators. The Basel III Final Rules are effective for the Company and the Bank as of January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For further information about these capital regulations, refer to Item 1. “Business” under the heading “Regulation and Supervision - Capital Requirements.”

In addition to the Basel III Final Rules, the Dodd-Frank Act requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Additional requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Capital Management during 2014 and 2013

From February 2011 to May 2014, the Company deferred regularly scheduled dividend payments on its Series A Preferred Stock. On August 15, 2014, the Company paid $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock, and has paid all subsequent dividends on the Series A Preferred Stock as due pursuant to the terms of the Series A Preferred Stock.

The Company had also previously deferred regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities beginning with the second quarter of 2011, as permitted under the related indenture. During the second quarter of 2014, the Company paid all current and deferred interest on its outstanding Junior Subordinated Debentures, and has paid all subsequent interest payments on the debentures as due pursuant to the related indenture.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The total amount of unused loan commitments was $142.4 million at December 31, 2014 and $102.7 million at December 31, 2013.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2014 or 2013. The total amount of standby letters of credit was $8.0 million at December 31, 2014 and $7.1 million at December 31, 2013.

In connection with the sale of its credit card loan portfolio, the Company has guaranteed the credit card accounts of certain customers to the bank that issues the cards. At December 31, 2014 and 2013, the guarantees totaled $864 thousand and $964 thousand, of which the outstanding balance of the guarantees was $242 thousand and $385 thousand, respectively. As of December 31, 2014, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

Cash, cash equivalents and federal funds sold totaled $19.6 million as of December 31, 2014 compared to $19.3 million as of December 31, 2013. At December 31, 2014, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $179.9 million or 15.2% of total assets, compared to $203.8 million or 19.8% of total assets at December 31, 2013.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $11.8 million, net cash used in investing activities was ($30.9) million and net cash used in financing activities was $19.3 million for the year ended December 31, 2014. Combined, this contributed to a $284 thousand increase in cash and cash equivalents for the year ended December 31, 2014.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $221.6 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $84.4 million at December 31, 2014. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $52.6 million at December 31, 2014.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2014:

Table 24: Contractual Obligations

	Payments Due by Period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	Over 5 years
Operating leases	$9,033	$462	$813	$695	$7,063
Repurchase agreements	14,885	14,885	-	-	-
Short-term borrowings	76,818	76,818	-	-	-
Trust preferred debt	10,310	-	-	-	10,310
Total	$111,046	$92,165	$813	$695	$17,373

As of December 31, 2014, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2014, the Company has no material commitments or long-term debt for capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. The Company does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. As of December 31, 2014, the Company does not have any hedging transactions in place such as interest rate swaps or caps. In addition, the Company does not hold or issue financial instruments for trading purposes. The Company does hold in its loan and securities portfolios, investments that adjust or float according to changes in index rates, but the Company considers these assets to be necessary for good asset/liability management and not speculative in nature. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines for managing the interest rate sensitivity position established by management.

Asset/Liability Risk Management

The primary goal of asset/liability risk management is to maximize the net interest income and the net value of our future cash flows within the interest rate limits set by our Asset/Liability Committee (“ALCO”). Risks may increase when changes in interest rates occur and produce shifts in the Company’s ability to generate earnings (“earnings risk”) and its overall value of equity (“equity risk”). These risks can be measured and monitored by employing management strategies which track the relationship between rate sensitive assets and liabilities so that the net effect of their ability to generate earnings and economic value can be evaluated in a variety of interest rate scenarios.

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

Static Gap Analysis

Interest rate risk is measured and monitored by measuring the rate sensitivity of the balance sheet using static gap analysis. Gap analysis involves analyzing the dollar volume of interest rate sensitive assets and liabilities that will re-price during specific periods of time in the future. The “gap” refers to the difference from the total dollar volume of assets that re-price (or mature, prepay, or amortize) over a given period of time minus the total dollar volume of liabilities that re-price (or mature, prepay or amortize) during the same time period. At December 31, 2014, we are asset sensitive, which means our rate sensitive assets re-price faster than our rate sensitive liabilities, and our cumulative one year gap is 13.4%. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Earnings Simulation

The earnings simulation model forecasts one-year net income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals. The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2014 and December 31, 2013, using different rate scenarios:

	Change in Net Interest Income
(dollars in thousands)	2014		2013
Change in interest rate	$	%	$	%
+ 200 basis points	$(276)	-0.60%	$(415)	-1.10%
+ 100 basis points	(211)	-0.50%	(317)	-0.80%
- 100 basis points	557	1.30%	151	4.00%

Internally we also evaluate on a quarterly basis the impact of an increase in interest rates by 300 basis points and 400 basis points, as well as a decrease in rates by 200 basis points and 300 basis points. However with the current fed funds target rate at a range of 0 to 25 basis points, we consider a rate decrease by more than 100 basis points to be very unlikely. This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. The sensitivities of key assumptions are analyzed at least annually and reviewed by management.

Economic Value of Equity

Economic value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. Economic value-based methodologies measure the degree to which the economic values of the Company’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon, captures all future cash flows expected from existing assets and liabilities, and is more effective in considering embedded options in a typical institution’s portfolio. The following table reflects the change in economic value of equity for the Company for each of the years ended December 31, 2014 and December 31, 2013, using different rate scenarios:

	Change in Economic Value of Equity
(dollars in thousands)	2014		2013
Change in interest rate	$	%	$	%
+ 200 basis points	$(1,297)	-0.60%	$(8,966)	-3.30%
+ 100 basis points	(642)	-0.30%	(4,949)	-1.80%
- 100 basis points	(24,154)	-11.00%	(18,407)	-6.70%

The Company believes that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following Item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the three years ended December 31, 2014

•	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2014

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2014

•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting, which states an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2015 annual meeting of shareholders.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors-Independence of the Directors” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2015 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated by reference to the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in the Company’s Proxy Statement for the 2015 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit

Number

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
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

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*
10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.17	Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.#*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc.#*
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*
10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*
10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014.#*
10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna.#*
10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company.#*
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.25	Description of Annual Bonus Plan for Key Executives.#*

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

* Management contract or compensatory plan or arrangement.

# Filed herewith.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.
(Registrant)

By:	/s/ Joe A. Shearin	Date: March 31, 2015
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

/s/ W. Rand Cook
W. Rand Cook, Chairman, Director

/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ F.L. Garrett, III
F.L. Garrett, III, Vice Chairman, Director

/s/ John F. Biagas
John F. Biagas, Director

/s/ W. Gerald Cox
W. Gerald Cox, Director

/s/ Michael E. Fiore
Michael E. Fiore, Director

/s/ Boris M. Gutin
Boris M. Gutin, Director

/s/ Ira C. Harris
Ira C. Harris, Director

/s/ Eric A. Johnson
Eric A. Johnson, Director

/s/ W. Leslie Kilduff, Jr.
W. Leslie Kilduff, Jr., Director

/s/ William L. Lewis
William L. Lewis, Director

/s/ Charles R. Revere
Charles R. Revere, Director

/s/ Leslie E. Taylor
Leslie E. Taylor, Director

/s/ Jay T. Thompson
Jay T. Thompson, Director

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).

3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
4.2	Warrant to Purchase Shares of Common Stock, dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 13, 2009).

Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of the total assets of Eastern Virginia Bankshares, Inc. have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*
10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.17	Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).

10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.#*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc.#*
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*
10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*
10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014.#*
10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna.#*
10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company.#*
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.25	Description of Annual Bonus Plan for Key Executives.#*

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 31, 2015 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Eastern Virginia Bankshares, Inc. and Subsidiaries, and our report dated March 31, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 31, 2015

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(dollars in thousands, except share and per share amounts)

	2014	2013
Assets:
Cash and due from banks	$14,024	$13,944
Interest bearing deposits with banks	5,272	5,402
Federal funds sold	334	-
Securities available for sale, at fair value	214,011	234,935
Securities held to maturity, at carrying value (fair value of $33,367 and $34,521, respectively)	32,163	35,495
Restricted securities, at cost	7,533	5,549
Loans, net of allowance for loan losses of $13,021 and $14,767, respectively	807,548	642,430
Deferred income taxes, net	17,529	18,937
Bank premises and equipment, net	27,433	21,446
Accrued interest receivable	4,013	3,893
Other real estate owned, net of valuation allowance of $76 and $254, respectively	1,838	800
Goodwill	17,085	15,970
Bank owned life insurance	24,463	21,158
Other assets	8,726	7,115
Total assets	$1,181,972	$1,027,074

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$162,328	$126,861
Interest-bearing deposits	776,926	707,601
Total deposits	939,254	834,462
Federal funds purchased and repurchase agreements	14,885	3,009
Short-term borrowings	76,818	41,940
Trust preferred debt	10,310	10,310
Accrued interest payable	316	1,324
Other liabilities	6,115	3,080
Total liabilities	1,047,698	894,125

Shareholders' Equity:
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 14,000 and 24,000 shares fixed rate cumulative perpetual preferred in 2014 and 2013, respectively	14,000	24,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 12,978,934 and 11,862,367 including 104,142 and 73,500 nonvested shares in 2014 and 2013, respectively	25,750	23,578
Surplus	47,339	42,697
Retained earnings	39,290	39,581
Warrant	1,481	1,481
Accumulated other comprehensive (loss), net	(4,066)	(8,868)
Total shareholders' equity	134,274	132,949

Total liabilities and shareholders' equity	$1,181,972	$1,027,074

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share amounts)

	2014	2013	2012
Interest and Dividend Income
Interest and fees on loans	$35,555	$35,487	$39,561
Interest on investments:
Taxable interest income	5,171	5,443	4,656
Tax exempt interest income	787	666	465
Dividends	387	323	333
Interest on deposits with banks	18	105	56
Total interest and dividend income	41,918	42,024	45,071

Interest Expense
Deposits	3,910	4,676	6,399
Federal funds purchased and repurchase agreements	28	21	32
Short-term borrowings	151	38	1
Long-term borrowings	-	2,958	4,775
Trust preferred debt	339	352	361
Total interest expense	4,428	8,045	11,568
Net interest income	37,490	33,979	33,503
Provision for Loan Losses	250	1,850	5,658
Net interest income after provision for loan losses	37,240	32,129	27,845
Noninterest Income
Service charges and fees on deposit accounts	3,257	3,286	3,239
Debit/credit card fees	1,416	1,469	1,557
Gain on sale of available for sale securities, net	538	1,507	3,875
Gain (loss) on sale of bank premises and equipment	6	249	(1)
Gain on sale of loans	-	-	197
Other operating income	1,458	1,237	1,031
Total noninterest income	6,675	7,748	9,898
Noninterest Expenses
Salaries and employee benefits	18,982	17,156	15,770
Occupancy and equipment expenses	5,109	5,226	5,165
Telephone	992	1,142	945
FDIC expense	921	1,765	2,329
Consultant fees	1,395	1,051	754
Collection, repossession and other real estate owned	323	540	1,115
Marketing and advertising	1,005	787	804
Loss on sale of other real estate owned	78	775	227
Impairment losses on other real estate owned	24	585	1,723
Loss on extinguishment of debt	-	11,453	-
Merger and merger related expenses	1,831	-	-
Other operating expenses	5,144	4,421	4,514
Total noninterest expenses	35,804	44,901	33,346
Income (loss) before income taxes	8,111	(5,024)	4,397
Income Tax Expense (Benefit)	2,447	(2,392)	945
Net Income (Loss)	$5,664	$(2,632)	$3,452
Effective dividend on Series A Preferred Stock	1,948	1,504	1,500

Net income (loss) available to common shareholders	$3,716	$(4,136)	$1,952
Income (loss) per common share: basic	$0.31	$(0.45)	$0.32
Income (loss) per common share: diluted	$0.22	$(0.45)	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Net income (loss)	$5,664	$(2,632)	$3,452
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $3,418 , ($4,473), and $1,537, respectively)	6,635	(8,685)	2,987
Unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0, ($338), and $0, respectively)	-	(656)	-
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $84, $8, and $0, respectively)	162	16	-
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, $183, $512, and $1,317, respectively)	(355)	(995)	(2,558)
Change in unfunded pension liability (net of tax, ($845), $523, and $307, respectively)	(1,640)	1,016	594
Other comprehensive income (loss)	4,802	(9,304)	1,023
Comprehensive income (loss)	$10,466	$(11,936)	$4,475

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2011	$12,022	$24,877	$-	$19,446	$39,365	$(587)	$95,123
Net income					3,452		3,452
Other comprehensive income						1,023	1,023
Preferred stock discount		300			(300)		-
Stock based compensation				53			53
Director stock grant	12			11			23
Restricted common stock vested	3			(3)			-
Issuance of common stock under dividend reinvestment and employee stock plans	23	-	-	14	-	-	37
Balance, December 31, 2012	$12,060	$25,177	$-	$19,521	$42,517	$436	$99,711

Net (loss)					(2,632)		(2,632)
Other comprehensive (loss)						(9,304)	(9,304)
Preferred stock discount		304			(304)		-
Stock based compensation				32			32
Director stock grant	12			20			32
Restricted common stock vested	8			(8)			-
Issuance of common stock in private placements and rights offering	11,498			12,052			23,550
Issuance of preferred stock in private placements	-	-	10,480	11,080	-	-	21,560
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949

Net income					5,664		5,664
Other comprehensive income						4,802	4,802
Cash dividends - preferred					(5,955)		(5,955)
Repurchase of preferred stock		(10,000)					(10,000)
Stock based compensation				100			100
Director stock grant	12			26			38
Restricted common stock vested	30			(30)			-
Issuance of common stock in connection with Virginia Company Bank acquisition	2,130	-	-	4,546	-	-	6,676
Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

 Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Operating Activities:
Net income (loss)	$5,664	$(2,632)	$3,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	250	1,850	5,658
Depreciation and amortization	2,175	2,124	2,092
Stock based compensation	100	32	53
Net accretion of certain acquisition related fair value adjustments	(197)	-	-
Net amortization of premiums and accretion of discounts on investment securities, net	3,406	4,087	4,920
(Gain) realized on securities available for sale transactions, net	(538)	(1,507)	(3,875)
(Gain) on sale of loans	-	-	(197)
(Gain) loss on sale of bank premises and equipment	(6)	(249)	1
Loss on sale of other real estate owned	78	775	227
Impairment losses on other real estate owned	24	585	1,723
Loss on LLC investments	116	121	165
Deferred income taxes	(1,066)	(3,457)	945
Net change in:
Accrued interest receivable	222	330	(462)
Other assets	2,440	2,783	846
Accrued interest payable	(1,037)	(349)	190
Other liabilities	177	(425)	1,280
Net cash provided by operating activities	11,808	4,068	17,018
Investing Activities:
Purchase of securities available for sale	(43,688)	(78,661)	(299,001)
Purchase of securities held to maturity	-	(1,069)	-
Purchase of restricted securities	(11,683)	(3,572)	(325)
Purchases of bank premises and equipment	(2,186)	(1,961)	(3,698)
Purchases of bank owned life insurance	-	(10,000)	-
Net change in loans	(65,258)	18,129	32,559
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	35,980	26,322	52,976
Maturities, calls, and paydowns of securities held to maturity	2,965	-	-
Sales of securities available for sale	47,109	41,675	205,537
Sale of restricted securities	10,256	7,274	836
Sale of loans	-	-	3,046
Sale of bank premises and equipment	8	296	3
Sale of other real estate owned	620	4,508	5,661
Acquisition of Virginia Company Bank	(6,688)	-	-
Cash acquired in acquisition of Virginia Company Bank	1,626	-	-
Net cash (used in) provided by investing activities	(30,939)	2,941	(2,406)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	5,928	32,416	37,874
Time deposits	(5,581)	(36,327)	(29,452)
Federal funds purchased and repurchase agreements	8,757	67	(1,061)
Short-term borrowings	26,228	41,940	-
Long-term borrowings	-	(117,500)	-
Issuance of common stock under dividend reinvestment and employee stock plans	-	-	37
Director stock grant	38	32	23
Net proceeds from issuance of common stock in private placements and rights offering	-	23,550	-
Net proceeds from issuance of preferred stock in private placements	-	21,560	-
Net proceeds from issuance of common stock in connection with
Repurchase of preferred stock	(10,000)	-	-
Dividends paid - preferred	(5,955)	-	-
Net cash provided by (used in) financing activities	19,415	(34,262)	7,421
Net increase (decrease) in cash and cash equivalents	284	(27,253)	22,033
Cash and cash equivalents, January 1	19,346	46,599	24,566
Cash and cash equivalents, December 31	$19,630	$19,346	$46,599
Supplemental disclosure:
Interest paid	$5,436	$8,394	$11,378
Income taxes received	$-	$(1,507)	$(1,328)
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$10,053	$(14,665)	$649
Loans transferred to other real estate owned	$(1,657)	$(1,921)	$(5,032)
Minimum pension liability adjustment	$(2,485)	$1,539	$901
Transfers from available for sale securities to held to maturity	$-	$34,547	$-
Assets acquired, excluding cash and cash equivalents of $1,626	$127,234	$-	$-
Liabilities assumed	$116,611	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Parent acquired Virginia Company Bank (“VCB”) (see Note 2 – Business Combinations) on November 14, 2014 and merged VCB with and into the Bank, with the bank surviving, thus adding three additional branches to the Bank located in Newport News, Williamsburg and Hampton, respectively. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-four retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex, and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg. The Bank also operates a loan production office in Chesterfield County, Virginia, that the Bank opened during the second quarter of 2014. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The Bank had a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank has ceased operations of EVB Title, LLC due to low volume and profitability. On October 1, 2014, the Bank acquired a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.33% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on previously reported net income (loss).

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in Virginia. At December 31, 2014 and 2013, respectively, 42.3% and 48.4% of the Company’s loan portfolio consisted of real estate loans secured by one to four family residential properties, which includes closed end first and second mortgages as well as home equity lines. In addition, at December 31, 2014 and 2013, the Company had $24.8 million and $23.5 million of loans to the hospitality industry (hotels, motels, inns, etc.). These amounts represent 7.7% and 9.7% of the Company’s total commercial real estate loans and 21.9% and 25.5% of the Bank’s total risk-based capital at December 31, 2014 and 2013, respectively. This concentration of loans exceeded established supervisory guidelines of 25% of the Bank’s total risk-based capital at December 31, 2013. The Company does not have any significant loan concentrations to any one customer. Note 4 discusses the Company’s lending activities.

The Company invests in a variety of securities and does not have any significant securities concentrations in any one industry or to any one issuer. Note 3 discusses the Company’s investment activities.

At December 31, 2014 and 2013, the Company’s cash and due from banks included three commercial bank deposit accounts that were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 per institution by approximately $7.3 million and $6.9 million, respectively.

Business Combination

On November 14, 2014, the Company acquired VCB. The acquisition has been accounted for using the acquisition method of accounting. Under this method, assets and liabilities of VCB were recorded at their respective fair values as of November 14, 2014. These fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, or until November 14, 2015, as information relative to the closing date fair values becomes available. The Company’s financial position and results of operations as of and for the year ended December 31, 2014 include assets acquired and liabilities assumed from VCB that remain on the Company’s balance sheet as of December 31, 2014 and results of operations generated by these assets and liabilities from November 14, 2014 to December 31, 2014.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks, interest bearing deposits with banks and federal funds sold, which all mature within ninety days.

Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances in cash with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Company had reserve requirements of $1.8 million and $1.1 million with the Reserve Bank for December 31, 2014 and 2013, respectively. These reserve requirements were covered by internal holdings.

Investment Securities

The accounting and measurement framework for our investment securities differs depending on the security classification. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of accumulated other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Premiums and discounts are amortized or accreted into interest income using the interest method over the terms of the securities.

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

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans in the Company’s market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has both the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the related loans. The Company occasionally purchases loans outside of a business combination. These loans are reviewed with the same scrutiny as originated loans and any discounts or premiums are amortized as a yield adjustment over the remaining life of the loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Impaired loans are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net of any deferred fees or costs on originated loans (recorded investment). Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans, by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. Accordingly, the Company does not separately identify the individual consumer and one to four family residential loans for impairment disclosures, except for troubled debt restructurings (“TDR”) as noted below. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investement.

A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired loans. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, the forbearance of principal and interest payments for a specified period, the conversion from an amortizing loan to an interest-only loan for a specified period, or some combination of these concessions. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. TDRs generally remain on nonaccrual status until a six-month payment history is sustained. As of December 31, 2014 and 2013, the Company had $18.7 million and $20.2 million of loans classified as TDRs.

Loans Acquired in a Business Combination

Loans acquired in a business combination, such as the Company’s acquisition of VCB, are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased credit-impaired (“PCI”) loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

The allocation methodology applied by the Company includes management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a classified status of substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of migration analysis tracking movement of loans through past due classifications and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of classified loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. In determining the allowance for loan losses, the Company considers its portfolio segments and loan classes to be the same.

The allowance for loan losses is comprised of a specific allowance for identified problem loans and a general allowance representing estimations done pursuant to either Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Accounting for Contingencies”, or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when deemed appropriate. The general component covers non-classified or performing loans and those loans classified as substandard, doubtful or loss that are not impaired. The general component is based on migration analysis adjusted for qualitative factors, such as economic conditions, interest rates and unemployment rates. The Company uses a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans. Loans are graded on a scale from 1 to 9. Non-impaired real estate and commercial loans are assigned an allowance factor which increases with the severity of risk grading. A general description of the characteristics of the risk grades is as follows:

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

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. In assessing the recoverability of the Company’s goodwill, which was recognized in connection with the acquisition of branches in 2003 and 2008 and the acquisition of VCB in 2014, the Company must make assumptions in order to determine the fair value of the respective assets. Any impairment of goodwill will be recognized as an expense in the period of impairment and such impairment could be material. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company has elected to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis through the use of an independent third party specialist. The Company completes the annual goodwill impairment test during the fourth quarter of each year (as of September 30 of that year). Based on annual testing, there were no impairment charges in 2014, 2013 or 2012.

During the third quarter of 2010, the Company sold certain 1-4 family residential mortgage loans and retained the right to service the loans sold. Upon sale, a mortgage servicing rights asset was capitalized in the amount of $214 thousand, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, which is 4 years. Mortgage servicing rights, net of accumulated amortization, amounted to $40 thousand at December 31, 2013 and is included in other assets in the consolidated balance sheets. As of December 31, 2014 the balance of mortgage servicing rights had been fully amortized. The Company earns fees for servicing these residential mortgage loans. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned. Total loan servicing income amounted to $37 thousand, $35 thousand and $44 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in other operating income in the consolidated statements of operations.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations. The Company did not have any uncertain tax positions for the periods ending December 31, 2014, 2013 or 2012.

Retirement Plan

The Company has historically maintained a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended on February 28, 2011, to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. See Note 10 – Employee Benefit Plans.

Stock Compensation Plans

At December 31, 2014, the Company had two stock based compensation plans. The Company accounts for these plans under the provisions of FASB ASC Topic 718 “Compensation – Stock Compensation.” Compensation expense for grants of restricted shares is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for at fair value as determined using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of operations. See Note 14 – Stock Based Compensation Plans.

Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 20 - Fair Value Measurements.

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

Income (Loss) Per Common Share

Basic income (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards, and as applicable common stock purchase warrants and the Company’s Series B Preferred Stock, and are determined using the treasury method. Income (loss) per common share calculations are presented in Note 12.

Advertising Costs

The Company practices the policy of charging advertising costs to expense as incurred. Advertising expense totaled $748 thousand, $602 thousand and $658 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, “Accounting Changes and Error Corrections.” If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted:

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

Note 2. Business Combinations

On November 14, 2014, the Company completed its acquisition of VCB. Pursuant to the Agreement and Plan of Reorganization dated May 29, 2014, VCB's common shareholders received for each share of VCB common stock they owned either (i) cash at a rate of $6.25 per share of VCB common stock, or approximately $2.4 million in the aggregate, or (ii) the Company’s common stock at a rate of 0.9259 shares of the Company’s common stock per share of VCB common stock, which totaled approximately $6.7 million based on the Company’s closing common stock price on November 14, 2014 of $6.27 per share. In addition, the Company purchased VCB’s Series A Preferred Stock for $4.3 million. VCB was established in 2005 and was headquartered in Newport News, Virginia. VCB operated three branches, one each in Newport News, Hampton and Williamsburg, Virginia.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of VCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. The Company recognized goodwill of $1.1 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by the Company on November 14, 2014 in connection with the acquisition of VCB, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

			As Recorded
	As Recorded	Fair Value	by the
(dollars in thousands)	by VCB	Adjustments	Company
Consideration paid:
Cash			$6,688
EVBS common stock			6,676
Total consideration paid			$13,364

Identifiable assets acquired:
Cash and due from banks	$1,377	$-	$1,377
Interest bearing deposits with banks	249	-	249
Securities available for sale, at fair value	11,277	-	11,277
Restricted securities, at cost	557	-	557
Loans	103,791	(2,322)	101,469
Deferred income taxes	-	3,513	3,513
Bank premises and equipment	7,020	(1,044)	5,976
Accrued interest receivable	344	-	344
Other real estate owned	211	(108)	103
Core deposit intangible	-	1,010	1,010
Bank owned life insurance	2,742		2,742
Other assets	243	-	243
Total identifiable assets acquired	127,811	1,049	128,860

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	18,797	-	18,797
Interest-bearing deposits	85,791	(149)	85,642
Federal funds purchased and repurchase agreements	3,119	-	3,119
Federal Home Loan Bank advances	8,650	-	8,650
Accrued interest payable	30		30
Other liabilities	373	-	373
Total identifiable liabilities assumed	116,760	(149)	116,611

Net identifiable assets assumed	$11,051	$1,198	$12,249

Goodwill resulting from acquisition			$1,115

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans: The acquired loans were recorded at fair value at the acquisition date of $101.5 million without carryover of VCB's allowance for loan losses of $1.1 million.  Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis which included default estimates; loans without such characteristics, fair value was determined based on the estimated values of the underlying collateral. While estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied.  In this regard, the acquired loans were segregated into pools based on loan type and credit risk.  Loan type was determined based on collateral type and purpose, industry segment and loan structure.  Credit risk characteristics included risk rating groups pass, special mention, substandard, and doubtful and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

At November 14, 2014, the gross contractual amounts receivable and the fair value for the purchased performing loans were $116.6 million and $93.7 million respectively, while the estimated cash flows not expected to be collected were approximately $2.0 million. Information about the PCI loan portfolio at November 14, 2014 is as follows :

November 14,
(dollars in thousands)	2014
Contractual principal and interest due	$9,977
Nonaccretable difference	937
Expected cash flows	9,040
Accretable yield	1,185
Purchase credit impaired loans - estimated fair value	$7,855

Premises and Equipment: The fair value of VCB's premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of bank-owned real estate resulted in a discount of $1.0 million. Land is not depreciated.

Core Deposit Intangible: The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach.  The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as FHLB advances.  The life of the deposit base and projected deposit attrition rates was determined using VCB's historical deposit data.  The CDI was estimated at $1.0 million or 1.25% of deposits.  The CDI is being amortized over a weighted average life of 89 months using a sum-of-the-months method.

Time Deposits: The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from one month to five years is a $149 thousand premium and is being amortized into income on a level-yield basis over the weighted average remaining life of approximately 61 months.

FHLB Advances: The fair value of FHLB advances was considered to be equivalent to VCB’s recorded book balance as the advances matured in 90 days or less.

Deferred Tax Assets and Liabilities: Certain deferred tax assets and liabilities were carried over to the Bank from VCB based on the Company’s ability to utilize them in the future. Additionally, deferred tax assets and liabilities were established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The following table illustrates the net interest income and net income (loss) that was included in the Company’s consolidated statement of income from November 14, 2014 (date of acquisition) through December 31, 2014, and that are attributable to assets acquired or liabilities assumed by the Bank from VCB. The table also illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2013. The unaudited combined pro forma revenue and net income combines the historical results of VCB with the Company's consolidated statements of operations for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2013. Acquisition related expenses of $1.8 million were included in the Company's actual consolidated statement of net income for the year ended December 31, 2014, but were excluded from the unaudited pro forma information listed below. While the majority of the merger-related expenses have been recognized in the year ended December 31, 2014, the Company believes that additional legal and other transition expenses related to this acquisition will be likely throughout the first half of 2015. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Actual	Unaudited	Unaudited
	Included in	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(dollars in thousands)	2014	2014	2013
Net interest income	$848	$41,548	$38,642
Net income (loss)	76	5,724	(2,941)

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at December 31, 2014 and 2013 were as follows:

(dollars in thousands)	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,991	$-	$422	$14,569
SBA Pool securities	76,469	70	1,740	74,799
Agency mortgage-backed securities	28,740	208	319	28,629
Agency CMO securities	39,343	302	430	39,215
Non agency CMO securities	820	11	3	828
State and political subdivisions	55,877	510	461	55,926
FNMA and FHLMC preferred stock	7	38	-	45
Total	$216,247	$1,139	$3,375	$214,011

(dollars in thousands)	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,989	$-	$1,599	$13,390
SBA Pool securities	89,531	35	3,531	86,035
Agency mortgage-backed securities	36,261	104	1,111	35,254
Agency CMO securities	43,277	62	1,961	41,378
Non agency CMO securities*	1,304	2	-	1,306
State and political subdivisions	60,834	177	4,669	56,342
Pooled trust preferred securities	467	282	-	749
FNMA and FHLMC preferred stock	22	459	-	481
Total	$246,685	$1,121	$12,871	$234,935

* The combined unrealized loss on these securities was less than $1.

(dollars in thousands)	December 31, 2014
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,073	$80	$11,993	$294	$-	$12,287
State and political subdivisions	20,814	644	20,170	928	18	21,080
Total	$32,887	$724	$32,163	$1,222	$18	$33,367

* Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2013
		Unrealized
		Losses		Gross	Gross	Estimated
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,598	$98	$12,500	$-	$547	$11,953
State and political subdivisions	23,867	872	22,995	4	431	22,568
Total	$36,465	$970	$35,495	$4	$978	$34,521

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at December 31, 2014 or 2013. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being amortized over the remaining life of the securities as an adjustment to interest income. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all agency backed and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities included one senior issue of Preferred Term Securities XXVII which remained current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. On December 9, 2014 the Company sold this security resulting in a gain on sale of $82 thousand and the Company reversed the related impairment reserve. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. On September 22, 2014 the Company sold this security resulting in a gain on sale of $2 thousand and the Company reversed the related impairment reserve. The decision to recognize the other-than-temporary impairment had been based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair values of securities at December 31, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	December 31, 2014
Available for Sale:	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,483	$3,468
Due after one year through five years	52,911	52,978
Due after five years through ten years	147,019	144,825
Due after ten years	12,834	12,740
Total	$216,247	$214,011

(dollars in thousands)	December 31, 2014
Held to Maturity:	Carrying Value	Estimated Fair Value

Due in one year or less	$-	$-
Due after one year through five years	13,532	13,889
Due after five years through ten years	17,884	18,685
Due after ten years	747	793
Total	$32,163	$33,367

Proceeds from the sales of securities available for sale for the years ended December 31, 2014, 2013 and 2012 were $47.1 million, $41.7 million and $205.5 million, respectively. Net realized gains on the sales of securities available for sale for the years ended December 31, 2014, 2013 and 2012 were $538 thousand, $1.5 million and $3.9 million, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the years ended December 31, 2014, 2013 and 2012 were $36.0 million, $26.3 million and $53.0 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity were $3.0 million for the year ended December 31, 2014. There were no proceeds, maturities, calls and paydowns of securities held to maturity in 2013 or 2012.

The Company pledges securities to secure public deposits, balances with the Reserve Bank and repurchase agreements. Securities with an aggregate book value of $86.9 million and an aggregate fair value of $87.1 million were pledged at December 31, 2014. Securities with an aggregate book value of $88.8 million and an aggregate fair value of $85.0 million were pledged at December 31, 2013.

Securities in an unrealized loss position at December 31, 2014, by duration of the period of the unrealized loss, are shown below:

			December 31, 2014
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$14,587	$422	$14,587	$422
SBA Pool securities	3,520	73	63,290	1,667	66,810	1,740
Agency mortgage-backed securities	-	-	15,343	319	15,343	319
Agency CMO securities	5,140	34	16,478	396	21,618	430
Non agency CMO securities	281	3	44	-	325	3
State and political subdivisions	3,663	36	21,509	443	25,172	479
Total	$12,604	$146	$131,251	$3,247	$143,855	$3,393

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

Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2014, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. During 2014, interest rates have fallen, specifically in the middle and long-end of the yield curve, which has caused bond prices to rise and thereby reduced the amount of unrealized losses. At December 31, 2014, there were 107 debt securities with fair values totaling $143.9 million considered temporarily impaired. Of these debt securities, 12 with fair values totaling $12.6 million were in an unrealized loss position of less than 12 months and 95 with fair values totaling $131.3 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 and no impairment has been recognized. At December 31, 2014, there were no equity securities in an unrealized loss position.

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

The table below presents a roll forward of the credit loss component recognized in earnings (referred to as “credit-impaired debt securities”) on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income during 2009. Changes in the credit loss component of credit-impaired debt securities were:

Year Ended
(dollars in thousands)	December 31, 2014
Balance, beginning of period	$339
Additions
Initial credit impairments	-
Subsequent credit impairments	-
Reductions
Subsequent chargeoff of previously impaired credits due to sales	(339)
Balance, end of period	$-

The Company’s investment in FHLB stock totaled $4.5 million and $3.2 million at December 31, 2014 and 2013, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2014, and ending December 31, 2014, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$85,119	10.37%	$53,673	8.17%
Real estate - one to four family residential:
Closed end first and seconds	236,761	28.86%	218,472	33.25%
Home equity lines	110,100	13.42%	99,839	15.19%
Total real estate - one to four family residential	346,861	42.28%	318,311	48.44%
Real estate - multifamily residential	25,157	3.07%	18,077	2.75%
Real estate - construction:
One to four family residential	19,698	2.40%	16,169	2.46%
Other construction, land development and other land	35,591	4.34%	21,690	3.30%
Total real estate - construction	55,289	6.74%	37,859	5.76%
Real estate - farmland	9,471	1.15%	8,172	1.24%
Real estate - non-farm, non-residential:
Owner occupied	157,745	19.22%	126,569	19.26%
Non-owner occupied	104,827	12.77%	74,831	11.39%
Total real estate - non-farm, non-residential	262,572	31.99%	201,400	30.65%
Consumer	15,919	1.94%	16,782	2.55%
Other	20,181	2.46%	2,923	0.44%
Total loans	820,569	100.00%	657,197	100.00%
Less allowance for loan losses	(13,021)		(14,767)
Loans, net	$807,548		$642,430

Deferred fees and costs, net are included in the table above and totaled $1.4 million for both December 31, 2014 and 2013.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$278	$6	$373	$657	$84,462	$85,119
Real estate - one to four family residential:
Closed end first and seconds	5,515	1,123	1,247	7,885	228,876	236,761
Home equity lines	366	-	360	726	109,374	110,100
Total real estate - one to four family residential	5,881	1,123	1,607	8,611	338,250	346,861
Real estate - multifamily residential	-	-	-	-	25,157	25,157
Real estate - construction:
One to four family residential	150	-	221	371	19,327	19,698
Other construction, land development and other land	5	-	-	5	35,586	35,591
Total real estate - construction	155	-	221	376	54,913	55,289
Real estate - farmland	-	-	590	590	8,881	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,873	158	1,738	3,769	153,976	157,745
Non-owner occupied	-	-	-	-	104,827	104,827
Total real estate - non-farm, non-residential	1,873	158	1,738	3,769	258,803	262,572
Consumer	157	32	-	189	15,730	15,919
Other	-	-	-	-	20,181	20,181
Total loans	$8,344	$1,319	$4,529	$14,192	$806,377	$820,569

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$2,083	$170	$383	$2,636	$51,037	$53,673
Real estate - one to four family residential:
Closed end first and seconds	6,217	1,513	2,564	10,294	208,178	218,472
Home equity lines	700	303	353	1,356	98,483	99,839
Total real estate - one to four family residential	6,917	1,816	2,917	11,650	306,661	318,311
Real estate - multifamily residential	-	-	-	-	18,077	18,077
Real estate - construction:
One to four family residential	112	176	132	420	15,749	16,169
Other construction, land development and other land	167	-	137	304	21,386	21,690
Total real estate - construction	279	176	269	724	37,135	37,859
Real estate - farmland	808	-	590	1,398	6,774	8,172
Real estate - non-farm, non-residential:
Owner occupied	2,933	-	3,074	6,007	120,562	126,569
Non-owner occupied	1,779	-	23	1,802	73,029	74,831
Total real estate - non-farm, non-residential	4,712	-	3,097	7,809	193,591	201,400
Consumer	283	21	166	470	16,312	16,782
Other	7	-	-	7	2,916	2,923
Total loans	$15,089	$2,183	$7,422	$24,694	$632,503	$657,197

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at December 31:

(dollars in thousands)	2014	2013
Nonaccrual loans	$6,622	$11,018
Loans past due 90 days and accruing interest	53	-
Troubled debt restructurings (accruing)	15,223	16,026

At December 31, 2014 and 2013, there were approximately $3.4 million and $4.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2014 were as follows:

(dollars in thousands)	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Commercial, industrial and agricultural	$1,023	$15,673	$16,696
Real estate - one to four family residential:
Closed end first and seconds	1,374	6,475	7,849
Home equity lines	33	11,858	11,891
Total real estate - one to four family residential	1,407	18,333	19,740
Real estate - multifamily residential	-	3,539	3,539
Real estate - construction:
One to four family residential	-	3,206	3,206
Other construction, land development and other land	79	3,674	3,753
Total real estate - construction	79	6,880	6,959
Real estate - farmland	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	1,841	21,037	22,878
Non-owner occupied	3,472	20,762	24,234
Total real estate - non-farm, non-residential	5,313	41,799	47,112
Consumer	-	1,462	1,462
Other	-	-	-
Total loans	$7,822	$87,686	$95,508

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at December 31, 2014 and 2013:

			Loans Over 90 Days
	Nonaccrual Loans		Past Due and Accruing
(dollars in thousands)	2014	2013	2014	2013
Commercial, industrial and agricultural	$334	$383	$53	$-
Real estate - one to four family residential:
Closed end first and seconds	3,364	5,630	-	-
Home equity lines	564	688	-	-
Total real estate - one to four family residential	3,928	6,318	-	-
Real estate - construction:
One to four family residential	221	318	-	-
Other construction, land development and other land	-	137	-	-
Total real estate - construction	221	455	-	-
Real estate - farmland	590	590	-	-
Real estate - non-farm, non-residential:
Owner occupied	1,521	3,074	-	-
Non-owner occupied	-	23	-	-
Total real estate - non-farm, non-residential	1,521	3,097	-	-
Consumer	28	175	-	-
Total loans	$6,622	$11,018	$53	$-

If interest income had been recognized on nonaccrual loans at their stated rates during years 2014, 2013 and 2012, interest income would have increased by approximately $124 thousand, $413 thousand and $335 thousand, respectively.

The following table presents commercial loans by credit quality indicator at December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired loans - purchase credit impaired	Total
Commercial, industrial and agricultural	$79,191	$2,779	$675	$-	$1,451	$1,023	$85,119
Real estate - multifamily residential	25,157	-	-	-	-	-	25,157
Real estate - construction:
One to four family residential	18,978	300	244	-	176	-	19,698
Other construction, land development and other land	26,916	1,791	1,144	-	5,661	79	35,591
Total real estate - construction	45,894	2,091	1,388	-	5,837	79	55,289
Real estate - farmland	9,471	-	-	-	-	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	132,266	11,339	2,253	-	10,046	1,841	157,745
Non-owner occupied	84,951	4,771	1,817	-	9,816	3,472	104,827
Total real estate - non-farm, non-residential	217,217	16,110	4,070	-	19,862	5,313	262,572
Total commercial loans	$376,930	$20,980	$6,133	$-	$27,150	$6,415	$437,608

The following table presents commercial loans by credit quality indicator at December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Total
Commercial, industrial and agricultural	$44,571	$3,851	$3,229	$22	$2,000	$53,673
Real estate - multifamily residential	18,077	-	-	-	-	18,077
Real estate - construction:
One to four family residential	14,890	235	738	-	306	16,169
Other construction, land development and other land	6,638	7,104	4,634	-	3,314	21,690
Total real estate - construction	21,528	7,339	5,372	-	3,620	37,859
Real estate - farmland	6,288	338	1,068	-	478	8,172
Real estate - non-farm, non-residential:
Owner occupied	87,187	13,341	15,983	-	10,058	126,569
Non-owner occupied	43,406	15,533	7,520	-	8,372	74,831
Total real estate - non-farm, non-residential	130,593	28,874	23,503	-	18,430	201,400
Total commercial loans	$221,057	$40,402	$33,172	$22	$24,528	$319,181

At December 31, 2014 and 2013, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2014:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$226,801	$9,960	$236,761
Home equity lines	109,565	535	110,100
Total real estate - one to four family residential	336,366	10,495	346,861
Consumer	15,548	371	15,919
Other	20,175	6	20,181
Total consumer loans	$372,089	$10,872	$382,961

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2013:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$205,860	$12,612	$218,472
Home equity lines	99,311	528	99,839
Total real estate - one to four family residential	305,171	13,140	318,311
Consumer	16,314	468	16,782
Other	2,451	472	2,923
Total consumer loans	$323,936	$14,080	$338,016

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2014:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	December 31, 2014
Commercial, industrial and agricultural	$1,787	$(340)	$75	$(354)	$1,168
Real estate - one to four family residential:
Closed end first and seconds	2,859	(483)	265	(757)	1,884
Home equity lines	1,642	(444)	15	465	1,678
Total real estate - one to four family residential	4,501	(927)	280	(292)	3,562
Real estate - multifamily residential	79	-	-	10	89
Real estate - construction:
One to four family residential	364	(118)	7	(18)	235
Other construction, land development and other land	1,989	-	9	672	2,670
Total real estate - construction	2,353	(118)	16	654	2,905
Real estate - farmland	116	-	-	28	144
Real estate - non-farm, non-residential:
Owner occupied	3,236	(292)	27	(555)	2,416
Non-owner occupied	1,770	(389)	13	514	1,908
Total real estate - non-farm, non-residential	5,006	(681)	40	(41)	4,324
Consumer	387	(190)	96	12	305
Other	538	(293)	46	233	524
Total	$14,767	$(2,549)	$553	$250	$13,021

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2013:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2013	Charge-offs	Recoveries	Provision	December 31, 2013
Commercial, industrial and agricultural	$2,340	$(635)	$319	$(237)	$1,787
Real estate - one to four family residential:
Closed end first and seconds	2,876	(1,529)	85	1,427	2,859
Home equity lines	720	(184)	34	1,072	1,642
Total real estate - one to four family residential	3,596	(1,713)	119	2,499	4,501
Real estate - multifamily residential	62	-	-	17	79
Real estate - construction:
One to four family residential	419	(57)	61	(59)	364
Other construction, land development and other land	3,897	(1,196)	69	(781)	1,989
Total real estate - construction	4,316	(1,253)	130	(840)	2,353
Real estate - farmland	41	-	-	75	116
Real estate - non-farm, non-residential:
Owner occupied	5,092	(2,370)	1	513	3,236
Non-owner occupied	4,093	(1,944)	57	(436)	1,770
Total real estate - non-farm, non-residential	9,185	(4,314)	58	77	5,006
Consumer	215	(153)	108	217	387
Other	583	(138)	51	42	538
Total	$20,338	$(8,206)	$785	$1,850	$14,767

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2014:

	Allowance allocated to loans:				Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchase credit impaired	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchase credit impaired	Total
Commercial, industrial and agricultural	$-	$1,168	$-	$1,168	$1,451	$82,645	$1,023	$85,119
Real estate - one to four family residential:
Closed end first and seconds	1,006	878	-	1,884	8,713	226,674	1,374	236,761
Home equity lines	-	1,678	-	1,678	175	109,892	33	110,100
Total real estate - one to four family residential	1,006	2,556	-	3,562	8,888	336,566	1,407	346,861
Real estate - multifamily residential	-	89	-	89	-	25,157	-	25,157
Real estate - construction:
One to four family residential	78	157	-	235	176	19,522	-	19,698
Other construction, land development and other land	1,632	1,038	-	2,670	5,661	29,851	79	35,591
Total real estate - construction	1,710	1,195	-	2,905	5,837	49,373	79	55,289
Real estate - farmland	-	144	-	144	-	9,471	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,240	1,176	-	2,416	10,046	145,858	1,841	157,745
Non-owner occupied	1,262	646	-	1,908	9,816	91,539	3,472	104,827
Total real estate - non-farm, non-residential	2,502	1,822	-	4,324	19,862	237,397	5,313	262,572
Consumer	106	199	-	305	371	15,548	-	15,919
Other	-	524	-	524	6	20,175	-	20,181
Total	$5,324	$7,697	$-	$13,021	$36,415	$776,332	$7,822	$820,569

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2013:

	Allowance allocated to loans:			Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial, industrial and agricultural	$612	$1,175	$1,787	$2,000	$51,673	$53,673
Real estate - one to four family residential:
Closed end first and seconds	1,833	1,026	2,859	10,048	208,424	218,472
Home equity lines	-	1,642	1,642	175	99,664	99,839
Total real estate - one to four family residential	1,833	2,668	4,501	10,223	308,088	318,311
Real estate - multifamily residential	-	79	79	-	18,077	18,077
Real estate - construction:
One to four family residential	180	184	364	306	15,863	16,169
Other construction, land development and other land	802	1,187	1,989	3,314	18,376	21,690
Total real estate - construction	982	1,371	2,353	3,620	34,239	37,859
Real estate - farmland	-	116	116	478	7,694	8,172
Real estate - non-farm, non-residential:
Owner occupied	1,223	2,013	3,236	10,058	116,511	126,569
Non-owner occupied	617	1,153	1,770	8,372	66,459	74,831
Total real estate - non-farm, non-residential	1,840	3,166	5,006	18,430	182,970	201,400
Consumer	104	283	387	302	16,480	16,782
Other	311	227	538	472	2,451	2,923
Total	$5,682	$9,085	$14,767	$35,525	$621,672	$657,197

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,451	$1,451	$1,451	$-	$-	$2,010	$128
Real estate - one to four family residential:
Closed end first and seconds	8,713	8,813	3,611	5,102	1,006	9,800	474
Home equity lines	175	175	175	-	-	289	-
Total real estate - one to four family residential	8,888	8,988	3,786	5,102	1,006	10,089	474
Real estate - construction:
One to four family residential	176	176	-	176	78	312	7
Other construction, land development and other land	5,661	5,661	-	5,661	1,632	5,399	256
Total real estate - construction	5,837	5,837	-	5,837	1,710	5,711	263
Real estate - non-farm, non-residential:
Owner occupied	10,046	10,146	3,734	6,312	1,240	12,056	534
Non-owner occupied	9,816	9,816	4,262	5,554	1,262	9,356	456
Total real estate - non-farm, non-residential	19,862	19,962	7,996	11,866	2,502	21,412	990
Consumer	371	371	-	371	106	420	21
Other	6	6	6	-	-	328	-
Total loans	$36,415	$36,615	$13,239	$23,176	$5,324	$39,970	$1,876

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$2,000	$2,000	$-	$2,000	$612	$1,712	$97
Real estate - one to four family residential:
Closed end first and seconds	10,048	10,148	2,008	8,040	1,833	8,727	498
Home equity lines	175	175	175	-	-	382	-
Total real estate - one to four family residential	10,223	10,323	2,183	8,040	1,833	9,109	498
Real estate - construction:
One to four family residential	306	306	-	306	180	794	9
Other construction, land development and other land	3,314	5,662	-	3,314	802	8,581	161
Total real estate - construction	3,620	5,968	-	3,620	982	9,375	170
Real estate - farmland	478	478	478	-	-	428	32
Real estate - non-farm, non-residential: Owner occupied
Non-owner occupied	10,058	11,544	6,730	3,328	1,223	10,472	506
Total real estate - non-farm, non-residential	8,372	8,372	4,357	4,015	617	9,353	348
	18,430	19,916	11,087	7,343	1,840	19,825	854
Consumer	302	302	-	302	104	203	22
Other	472	472	9	463	311	504	-
Total loans	$35,525	$39,459	$13,757	$21,768	$5,682	$41,156	$1,673

PCI Loans had an unpaid principal balance of $8.8 million and a recorded carrying value of $7.8 million at December 31, 2014. Determining the fair value of PCI loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB.

Loans acquired from VCB that constituted PCI loans were recorded by the Company at fair value on the date of acquisition as follows:

November 14,
(dollars in thousands)	2014
Contractual principal and interest at acquisition	$9,977
Nonaccretable difference	937
Expected cash flows at acquisition	9,040
Accretable yield	1,185
Basis in PCI loans at acquisition, estimated fair value	$7,855

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the period from November 14, 2014 to December 31, 2014:

(dollars in thousands)	Accretable Yield
Acquisition of Virginia Company Bank, effective November 14, 2014	$1,185
Accretion	(54)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-
Other changes, net	-
Balance, December 31, 2014	$1,131

The following table presents, by class of loans, information related to loans modified as TDRs during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	3	$570	$569	11	$4,834	$3,600
Real estate - non-farm, non-residential:
Owner occupied	-	-	-	4	7,955	6,355
Non-owner occupied	-	-	-	2	8,403	6,015
Total real estate - non-farm, non-residential	-	-	-	6	16,358	12,370
Consumer	2	385	377	-	-	-
Total	5	$955	$946	17	$21,192	$15,970

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

During 2013 the Company utilized a workout strategy involving an “A/B note” structure, in which the A note component is structured at a market interest rate and the debt service is typically covered by the in-place property operations and the B note component is fully charged off. All loans that underwent this A/B note restructuring during 2013 are considered TDRs. These A/B notes are part of our efforts to focus on asset quality, strengthen the balance sheet and reduce classified assets.

The Company has no obligation to fund additional advances on its impaired loans.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2014 and 2013 and were modified as TDRs within the 12 months prior to default:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	-	$-	10	$1,846
Real estate - non-farm, non-residential:
Owner occupied	-	-	2	1,019
Non-owner occupied	1	855	-	-
Total	1	$855	12	$2,865

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2014	2013

Land and improvements	$6,929	$6,421
Buildings and leasehold improvements	28,001	22,678
Furniture, fixtures and equipment	21,719	19,765
Construction in progress	553	212
	57,202	49,076
Less accumulated depreciation	(29,769)	(27,630)
Net balance	$27,433	$21,446

Depreciation and amortization of bank premises and equipment for the years ended December 31, 2014, 2013 and 2012 amounted to $2.2 million, $2.1 million and $2.1 million, respectively.

Note 6. Other Real Estate Owned (OREO)

At December 31, 2014 and 2013 OREO was $1.8 million and $800 thousand, respectively. OREO is primarily comprised of residential properties, residential lots, raw land and non-residential properties associated with commercial relationships, and is located primarily in the Commonwealth of Virginia.

Changes in the balance for OREO for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
(dollars in thousands)	2014	2013

Balance at the beginning of year, gross	$1,054	$5,558
Transfers from loans	1,657	1,921
Acquired from Virginia Company Bank	103	-
Sales proceeds	(620)	(4,508)
Previously recognized impairment losses on disposition	(202)	(1,142)
(Loss) on disposition	(78)	(775)
Balance at the end of year, gross	1,914	1,054
Less valuation allowance	(76)	(254)
Balance at the end of year, net	$1,838	$800

Changes in the valuation allowance for OREO for the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
(dollars in thousands)	2014	2013	2012

Balance at the beginning of year	$254	$811	$1,403
Valuation allowance	24	585	1,723
Charge-offs	(202)	(1,142)	(2,315)
Balance at the end of year	$76	$254	$811

Expenses applicable to OREO, other than the valuation allowance, were $114 thousand, $218 thousand and $421 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7. Deposits

Interest-bearing deposits consist of the following:

	December 31,
(dollars in thousands)	2014	2013

Demand deposits	$277,937	$272,343
Money market deposits	162,794	121,491
Savings deposits	89,849	89,577
Time deposits:
Time deposits $250 and over	50,501	44,705
Other time deposits	195,845	179,485
Total interest-bearing deposits	$776,926	$707,601

A summary of interest expense by deposit category for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31,
(dollars in thousands)	2014	2013	2012

Demand deposits	$949	$929	$1,205
Money market deposits	498	516	613
Savings deposits	120	142	239
Time deposits	2,343	3,089	4,342
Total	$3,910	$4,676	$6,399

At December 31, 2014, the scheduled maturities of time deposits are as follows:

(dollars in thousands)

2015	$142,223
2016	37,029
2017	31,856
2018	17,255
2019	17,983
$246,346

Overdrawn demand deposit accounts totaling $115 thousand at December 31, 2014 and $135 thousand at December 31, 2013 were reclassified from deposits to loans.

Note 8. Borrowings

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

The tables below present selected information on federal funds purchased and repurchase agreements:

Federal funds purchased	December 31,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at year end	$-	$-
Maximum balance at any month end during the year	$2,000	$-
Average balance for the year	$174	$14
Weighted average rate for the year	0.78%	0.79%
Weighted average rate at year end	0.00%	0.00%

Repurchase agreements	December 31,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at year end	$14,885	$3,009
Maximum balance at any month end during the year	$14,885	$3,770
Average balance for the year	$4,523	$3,475
Weighted average rate for the year	0.59%	0.60%
Weighted average rate at year end	0.60%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at December 31, 2014 consisted of $16.4 million using a daily rate credit, which is due on demand, and $60.4 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2013 consisted of $18.9 million using a daily rate credit, which is due on demand, and a $23.0 million fixed rate one month advance.

The table below presents selected information on short-term borrowings:

Short-term borrowings	December 31,	December 31,
(dollars in thousands)	2014	2013
Balance outstanding at year end	$76,818	$41,940
Maximum balance at any month end during the year	$82,930	$62,124
Average balance for the year	$72,565	$16,963
Weighted average rate for the year	0.21%	0.22%
Weighted average rate at year end	0.22%	0.23%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed end and revolving open end loans that are secured by I-4 family residential properties. During August 2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. At December 31, 2014 and 2013, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $295.7 million at December 31, 2014. This line of credit totaled $221.6 million with approximately $130.3 million available at December 31, 2014. As of December 31, 2014 and 2013, loans with a carrying value of $304.5 million and $285.6 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $76.8 million and $41.9 million as of December 31, 2014 and 2013, respectively.

Note 9. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2014 and 2013, the interest rate was 3.21% and 3.19%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2014 and 2013, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements as disclosed in Note 18 – Regulatory Matters. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debentures, and the Company has not deferred any subsequent interest payments through December 31, 2014.

Note 10. Employee Benefit Plans

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

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

(dollars in thousands)	2014	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$10,263	$11,205	$11,554
Interest cost	447	459	492
Actuarial loss (gain)	2,283	81	(62)
Benefits paid	(917)	(1,464)	(774)
Settlement gain	(17)	(18)	(5)
Benefit obligation at end of year	$12,059	$10,263	$11,205

Change in plan assets
Fair value of plan assets at beginning of year	$10,000	$9,513	$9,047
Actual return on plan assets	481	1,951	1,240
Benefits paid	(916)	(1,464)	(774)
Fair value of plan assets at end of year	$9,565	$10,000	$9,513

Funded status at the end of year	$(2,494)	$(263)	$(1,692)

Amounts recognized in the consolidated balance sheets at December 31,
Other liability	$(2,494)	$(263)	$(1,692)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$3,076	$583	$2,122
Prior service cost	91	100	121
Deferred income tax benefit	(1,077)	(232)	(755)
Amount recognized	$2,090	$451	$1,488

Components of net periodic benefit cost
Interest cost	$447	$459	$492
Expected return on plan assets	(745)	(703)	(675)
Amortization of prior service cost due to curtailment	9	21	15
Recognized net loss due to settlement	35	208	132
Recognized net actuarial loss	-	124	122
Net periodic benefit cost	$(254)	$109	$86

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss (gain)	$2,493	$(1,518)	$(886)
Amortization of prior service cost	(8)	(21)	(15)
Total recognized in other comprehensive income (loss)	$2,485	$(1,539)	$(901)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,231	$(1,430)	$(815)

Weighted average assumptions for benefit obligation at end of year
Discount rate	3.55%	4.35%	4.00%
Rate of compensation increase	N/A	N/A	N/A

Weighted average assumptions for net periodic pension cost at end of year
Discount rate	4.35%	4.00%	4.50%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	3.00%

Accumulated Benefit Obligation	$12,059	$10,263	$11,205

Expected Long-Term Rate of Return on Assets

In consultation with its investment advisors and actuary, the Company’s plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was 4.35%, 4.00% and 4.50% in 2014, 2013 and 2012, respectively.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company made no contributions to the pension plan during 2014, 2013 and 2012. The Company has not determined at this time how much, if any, contributions to the plan will be for the year ending December 31, 2015.

Fair value is discussed in detail in Note 20. The fair value of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category are as follows:

Assets Measured at Fair Value at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Cash and due from broker	$21	$-	$-	$21
Equity mutual funds (1)	7,186	-	-	7,186
Fixed income mutual funds (2)	2,358	-	-	2,358
Total assets at fair value	$9,565	$-	$-	$9,565

Assets Measured at Fair Value at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2013
Assets
Cash and due from broker	$21	$-	$-	$21
Equity mutual funds (1)	7,573	-	-	7,573
Fixed income mutual funds (2)	2,406	-	-	2,406
Total assets at fair value	$10,000	$-	$-	$10,000

(1)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted-average asset allocations as of December 31, 2014 and 2013, by asset category are as follows:

	Plan Assets as of December 31,
Asset Category	2014	2013
Mutual Funds - Fixed Income	25%	24%
Mutual Funds - Equity	75%	76%
Total	100%	100%

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

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)
2015	$596
2016	910
2017	1,213
2018	1,105
2019	446
Years 2020 – 2024	3,575
Total	$7,845

401(k) Plan

The Company maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan allows for a maximum voluntary salary deferral up to the statutory limitations. All employees are eligible to participate on the first day of hire. The 401(k) Plan provides for a matching contribution, which equals 100% of the first 3% of the employee’s contributions and 50% of the next 3% of the employee’s contributions. At the option of the Compensation Committee, the Company may make an additional discretionary contribution after the end of each year to employees not previously grandfathered in the Pension Plan in an amount equal to 3% of the employee’s compensation (as described in plan documents). For matching and discretionary employer contributions, an employee is 100% vested after two years of service. The amounts charged to expense under the 401(k) Plan were $503 thousand, $445 thousand and $411 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not offer its stock as an investment option under the 401(k) Plan.

Deferred Compensation Plan

The Company has a Supplemental Executive Retirement Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As of December 31, 2014, the Company has entered into a deferred supplemental compensation agreement with its Chief Executive Officer and one of its other executive officers. For the Chief Executive Officer, full vesting of benefits under the supplemental agreement occurs only at age 67, with partial vesting of approximately 5% for each year of service after age 52. Benefits are to be paid in equal monthly installments over a 15 year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15 year period after benefits have commenced. For the other executive officer, full vesting of benefits under the supplemental agreement occurs only at age 65, with partial vesting of approximately 5% for each year of service after age 46. Benefits are to be paid in equal monthly installments over a 200 month period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 200 month period after benefits have commenced. The deferred compensation expense for the Company’s deferred supplemental compensation agreements for 2014, 2013 and 2012, based on the present value of the retirement benefits, was $105 thousand, $105 thousand and $91 thousand, respectively.

Note 11. Income Taxes

The current and deferred components of income tax expense (benefit) are as follows:

	December 31,
(dollars in thousands)	2014	2013	2012
Current	$3,513	$1,065	$-
Deferred	(1,066)	(3,457)	945
Provision for (benefit from) income taxes	$2,447	$(2,392)	$945

A reconciliation between the provision for (benefit from) income taxes and the amount computed by multiplying income by the current statutory federal income tax rate, for the years ended December 31, 2014, 2013 and 2012, respectively, is as follows:

	December 31,
(dollars in thousands)	2014	2013	2012
Income tax expense (benefit) at statutory rates	$2,758	$(1,708)	$1,495
Decrease due to:
Tax exempt income	(475)	(400)	(285)
Other	164	(284)	(265)
Provision for (benefit from) income taxes	$2,447	$(2,392)	$945

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The most significant timing difference relates to the net operating loss carryforward.

Cumulative net deferred tax assets consist of the following components at December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,427	$5,021
Net operating loss carryforward	8,089	7,361
Net unrealized loss on securities available for sale	1,006	4,325
Tax credit carryforward	2,714	2,400
Impairment on securities	121	702
Interest on nonaccrual loans	83	140
Accrued benefit cost	1,077	232
Depreciation and amortization	848	361
Home equity line closing cost	101	103
Defined benefit plan	180	266
Deferred compensation	179	143
Accrued bonuses	80	-
Accrued compensated absences	89	66
Other real estate owned	566	275
Other	130	191
Total deferred tax assets	19,690	21,586
Deferred tax liabilities:
FHLB dividend	(8)	(8)
Goodwill and other intangible assets	(2,053)	(2,532)
Other	(100)	(109)
Total deferred tax liabilities	(2,161)	(2,649)
Net deferred tax asset	$17,529	$18,937

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2014 and 2013 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

Note 12. Income (Loss) Per Common Share

FASB guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted income (loss) per common share includes both vested and unvested shares of the Company’s common stock outstanding.

The following table shows the weighted average number of common shares used in computing income (loss) per common share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) per common share otherwise available to common shareholders for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding for basic income (loss) per common share	12,014,862	9,204,847	6,050,969
Effect of dilutive securities, stock options	-	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	-	-
Weighted average common shares outstanding for diluted income (loss) per common share	17,255,054	9,204,847	6,050,969
Basic income (loss) per common share	$0.31	$(0.45)	$0.32
Diluted income (loss) per common share	$0.22	$(0.45)	$0.32

Options to acquire 110,487, 152,287 and 182,362 shares of common stock were not included in computing diluted income (loss) per common share for the years ended December 31, 2014, 2013 and 2012, respectively, because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) through private placements to certain investors.  Each share of Series B Preferred Stock can, under certain limited circumstances as set forth in the Company’s articles of incorporation, be converted into one share of the Company’s common stock, and is therefore reflected in the dilutive weighted average common shares outstanding for 2014.  These preferred shares had no dilutive effect in 2013 due to the Company’s net loss.  For more information related to the conversion rights of these preferred shares, see Note 22—Preferred Stock and Warrant.

Additionally, the impact of warrants to acquire shares of the Company’s common stock that were issued to the U.S. Department of the Treasury in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were effectively anti-dilutive. For additional information on preferred stock warrants see Note 22 – Preferred Stock and Warrant.

Note 13. Related Party Transactions

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

Loan activity to related parties is as follows:

(dollars in thousands)	2014	2013
Balance at beginning of year	$9,819	$9,344
Additional borrowings	3,154	1,280
Acquired from Virginia Company Bank	975	-
Curtailments	(3,389)	(805)
Balance at end of year	$10,559	$9,819

At December 31, 2014 and 2013, there was approximately $3.4 and $3.1 million in available credit that the related parties could draw upon, respectively.

Deposits from related parties held by the Company at December 31, 2014 and 2013 amounted to $10.3 million and $6.2 million, respectively.

Note 14. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. Under the terms of the 2003 Plan, after April 17, 2013 no additional awards may be granted under the 2003 Plan. Any awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remain outstanding and will vest, etc. in accordance with their regular terms.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 270,258 shares still available to be granted as awards under the 2007 Plan as of December 31, 2014.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for accelerated vesting at retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants are being recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the years ended December 31, 2014 and 2013 there was no stock option compensation expense, compared to stock option compensation expense of $31 thousand for the same period of 2012, which was included in salaries and employee benefits expense in the consolidated statements of operations.

There were no stock options granted or exercised in the years ended December 31, 2014, 2013 or 2012. As of December 31, 2014, there was no remaining unrecognized compensation expense related to stock options.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2012	218,442	$19.86
Forfeited	(36,080)	18.61
Stock options outstanding at December 31, 2012	182,362	20.08
Forfeited	(10,750)	18.74
Expired	(19,325)	28.60
Stock options outstanding at December 31, 2013	152,287	19.09
Forfeited	(20,750)	19.97
Expired	(21,050)	28.60
Stock options outstanding at December 31, 2014	110,487	$18.76	2.07	$-

Stock options exercisable at December 31, 2014	110,487	$18.76	2.07	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at December 31, 2014:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$20.57	28,662	0.50 years
$21.16	33,325	1.75 years
$19.25	26,000	2.75 years
$12.36	22,500	3.75 years
$18.76	110,487	2.07 years

On October 15, 2014, the Company granted 42,500 shares of restricted stock under the 2007 Plan to its executive officers.  Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2015.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2017 to the extent financial performance requirements for fiscal year 2016 are met.  On November 20, 2014, the Company granted 3,242 shares of restricted stock under the 2007 Plan to one of its executive officers.  All of these shares are subject to time vesting over a two year period, and generally vest fifty percent (50%) on the first and second anniversaries of the grant date.  On November 18, 2013, the Company granted 38,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of Troubled Asset Relief Program (“TARP”) compliant restricted stock awards.  All of these shares are subject to time vesting over a five year period, and generally vest forty percent (40%) on the second anniversary of the grant date and twenty percent (20%) on each of the third, fourth and fifth anniversaries of the grant date.  On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of TARP compliant restricted stock awards.  All of these shares are subject to time vesting over a five year period, and generally vest forty percent (40%) on the second anniversary of the grant date and twenty percent (20%) on each of the third, fourth and fifth anniversaries of the grant date.

For the years ended December 31, 2014, 2013 and 2012, restricted stock compensation expense was $100 thousand, $32 thousand and $22 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.10 per share for the October 15, 2014 awards, $6.17 per share for the November 20, 2014 award, $6.70 per share for the 2013 awards and $3.72 per share for the 2012 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2014, 2013 and 2012, and changes during the years ended December 31, 2014, 2013 and 2012, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2012	14,500	$6.35
Granted	34,000	3.72
Vested	(1,600)	13.34
Forfeited	(7,500)	5.88
Nonvested as of December 31, 2012	39,400	3.89
Granted	38,000	6.70
Vested	(3,900)	4.57
Nonvested as of December 31, 2013	73,500	5.30
Granted	45,742	6.10
Vested	(15,100)	3.93
Nonvested as of December 31, 2014	104,142	$5.85

At December 31, 2014, there was $518 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares. The total fair value of restricted stock awards vested during 2014, 2013 and 2012 was $97 thousand, $24 thousand and $7 thousand, respectively.

Note 15. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$1,495	$(2,082)	$(587)
Other comprehensive income before reclassification	2,987	-	2,987
Reclassification adjustment for gains included in net income	(2,558)	-	(2,558)
Change in unfunded pension liability	-	594	594
Balance at December 31, 2012	1,924	(1,488)	436
Other comprehensive (loss) before reclassification	(9,341)	-	(9,341)
Reclassification adjustment for gains included in net (loss)	(995)	-	(995)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	16	-	16
Change in unfunded pension liability	-	1,016	1,016
Balance at December 31, 2013	(8,396)	(472)	(8,868)
Other comprehensive income before reclassification	6,635	-	6,635
Reclassification adjustment for gains included in net income	(355)	-	(355)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	162	-	162
Change in unfunded pension liability	-	(1,640)	(1,640)
Balance at December 31, 2014	$(1,954)	$(2,112)	$(4,066)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of operations as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense (benefit). Amortization of unrealized losses on securities transferred from available for sale to held to maturity is included in interest income on investments (taxable or non-taxable) in the Company’s consolidated statements of operations.

During the years ended December 31, 2014, 2013 and 2012, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Gains on sale of available for sale securities	$538	$1,507	$3,875
Less: tax effect	(183)	(512)	(1,317)
Net gains on the sale of available for sale securities	$355	$995	$2,558

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(246)	$(24)	$-
Less: tax effect	84	8	-
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(162)	$(16)	$-

Note 16. Commitments and Contingent Liabilities

In the normal course of business there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material losses as a result of these transactions. See Note 21 – Financial Instruments with Off-Balance Sheet Risk.

Note 17. Dividend Limitations

Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. Generally, the amount of dividends the Bank may pay to the Parent at any time, without prior approval, is limited to current year to date earnings as of the dividend date plus earnings retained for the two preceding years.

On February 17, 2011, the Parent and the Bank entered into a written agreement (the “Written Agreement”) with the Reserve Bank and the Bureau. The Written Agreement was terminated on July 30, 2013. Under the terms of the Written Agreement, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities or preferred stock) and could not purchase or redeem shares of its stock without prior regulatory approval. See Note 27 – Regulatory Agreements.

On September 5, 2013, the Parent and the Bank entered into a memorandum of understanding (the “MOU”) with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014. Under the terms of this MOU, the Parent and the Bank were subject to additional limitations and regulatory restrictions and could not declare or pay dividends to its shareholders (including payments by the Parent on its trust preferred securities or preferred stock) and could not purchase or redeem shares of its stock without prior regulatory approval. See Note 27 – Regulatory Agreements.

Note 18. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy, and applicable to the Company and the Bank at December 31, 2014 and 2013, required the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Under regulations applicable at December 31, 2014 and 2013: (1) for the Company, Tier 1 Capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets; (2) for the Bank, Tier 1 Capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets; and (3) for the Company and the Bank, total capital consists of Tier 1 Capital and the allowable portion of the allowance for loan losses, excluding any investments in unconsolidated subsidiaries. Risk-weighted assets for the Company and the Bank were $837.1 million and $837.1 million, respectively at December 31, 2014 and $658.9 million and $658.6 million, respectively at December 31, 2013, as determined under then applicable regulations. Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

During 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised risk weighting framework, and other related changes to the prompt corrective action framework. These rules are effective and apply to the Company and the Bank as of January 1, 2015. For a summary of these rules, see Part I, Item 1 of this Annual Report on Form 10-K, under “Regulation and Supervision – Capital Requirements.”

As of December 31, 2014, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized at December 31, 2014, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios, and minimum regulatory capital requirements, as of December 31, 2014 and 2013 are also presented in the table.

					Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk weighted assets:
Company	$128,158	15.31%	$66,968	8.00%	N/A	N/A
Bank	113,292	13.53%	66,965	8.00%	$83,707	10.00%

Tier 1 capital to risk weighted assets:
Company	$117,665	14.06%	$33,484	4.00%	N/A	N/A
Bank	102,799	12.28%	33,483	4.00%	$50,224	6.00%

Tier 1 capital to average assets:
Company	$117,665	10.76%	$43,729	4.00%	N/A	N/A
Bank	102,799	9.40%	43,757	4.00%	$54,696	5.00%

(dollars in thousands)
As of December 31, 2013:
Total capital to risk weighted assets:
Company	$128,345	19.48%	$52,710	8.00%	N/A	N/A
Bank	92,038	13.98%	52,685	8.00%	$65,856	10.00%

Tier 1 capital to risk weighted assets:
Company	$120,031	18.22%	$26,355	4.00%	N/A	N/A
Bank	83,728	12.71%	26,342	4.00%	$39,514	6.00%

Tier 1 capital to average assets:
Company	$120,031	12.06%	$39,803	4.00%	N/A	N/A
Bank	83,728	8.43%	39,731	4.00%	$49,664	5.00%

Note 19. Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRIP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRIP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder. Beginning on August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended during the Company’s deferral of cumulative dividends on its Series A Fixed Rate Cumulative Perpetual Preferred Stock. On August 15, 2014, the Company paid $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock. The Company plans to restore the plan during the second quarter of 2015.

Note 20. Fair Value Measurements

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of December 31, 2014.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,569	$-	$14,569
SBA Pool securities	-	74,799	-	74,799
Agency mortgage-backed securities	-	28,629	-	28,629
Agency CMO securities	-	39,215	-	39,215
Non agency CMO securities	-	828	-	828
State and political subdivisions	-	55,926	-	55,926
FNMA and FHLMC preferred stock	-	45	-	45
Total securities available for sale	$-	$214,011	$-	$214,011

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2013
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,390	$-	$13,390
SBA Pool securities	-	86,035	-	86,035
Agency mortgage-backed securities	-	35,254	-	35,254
Agency CMO securities	-	41,378	-	41,378
Non agency CMO securities	-	1,306	-	1,306
State and political subdivisions	-	56,342	-	56,342
Pooled trust preferred securities	-	749	-	749
FNMA and FHLMC preferred stock	-	481	-	481
Total securities available for sale	$-	$234,935	$-	$234,935

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

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Impaired loans	$-	$-	$17,852	$17,852
Other real estate owned	$-	$-	$1,838	$1,838

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2013
Assets
Impaired loans	$-	$-	$16,086	$16,086
Other real estate owned	$-	$-	$800	$800

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2014 and 2013:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$17,852	Discounted appraised value	Selling cost	0% - 30% (9)%
			Discount for lack of marketability and age of appraisal	0% - 35% (13)%

Other real estate owned	$1,838	Discounted appraised value	Selling cost	10% (10)%
			Discount for lack of marketability and age of appraisal	0% - 22% (2)%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2013
(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$16,086	Discounted appraised value	Selling cost	0% - 32% (12)%
			Discount for lack of marketability and age of appraisal	0% - 20% (6)%

Other real estate owned	$800	Discounted appraised value	Selling cost	10% (10)%
			Discount for lack of marketability and age of appraisal	0% - 28% (13)%

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At December 31, 2014 and 2013, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and short-term investments	$14,024	$14,024	$-	$-	$14,024
Interest bearing deposits with banks	5,272	5,272	-	-	5,272
Securities available for sale	214,011	-	214,011	-	214,011
Securities held to maturity	32,163	-	33,367	-	33,367
Restricted securities	7,533	-	7,533	-	7,533
Loans, net	807,548	-	-	812,429	812,429
Bank owned life insurance	24,463	-	24,463	-	24,463
Accrued interest receivable	4,013	-	4,013	-	4,013
Total	$1,109,027	$19,296	$283,387	$812,429	$1,115,112

Liabilities:
Noninterest-bearing demand deposits	$162,328	$162,328	$-	$-	$162,328
Interest-bearing deposits	776,926	-	721,240	-	721,240
Short-term borrowings	76,818	76,818	-	-	76,818
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	316	-	316	-	316
Total	$1,026,698	$239,146	$731,866	$-	$971,012

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2013
Assets:	$13,944	$13,944	$-	$-	$13,944
Cash and short-term investments	5,402	5,402	-	-	5,402
Interest bearing deposits with banks	234,935	-	234,935	-	234,935
Securities available for sale	35,495	-	34,521	-	34,521
Restricted securities	5,549	-	5,549	-	5,549
Loans, net	642,430	-	-	653,125	653,125
Bank owned life insurance	21,158	-	21,158	-	21,158
Accrued interest receivable	3,893	-	3,893	-	3,893
Total	$962,806	$19,346	$300,056	$653,125	$972,527

Liabilities:
Noninterest-bearing demand deposits	$126,861	$126,861	$-	$-	$126,861
Interest-bearing deposits	707,601	-	614,747	-	614,747
Short-term borrowings	44,949	44,949	-	-	44,949
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	1,324	-	1,324	-	1,324
Total	$891,045	$171,810	$626,381	$-	$798,191

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

Note 21. Financial Instruments with Off-Balance Sheet Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2014 or 2013.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Loan commitments	$142,430	$102,703
Standby letters of credit	$8,004	$7,114

In connection with the sale of its credit card loan portfolio, the Company has guaranteed credit card accounts of certain customers to the bank that purchased the accounts. At December 31, 2014 and 2013, the guarantees totaled $864 thousand and $964 thousand, respectively, of which the outstanding balance of the guarantees was $242 thousand and $385 thousand, respectively. As of December 31, 2014, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

Note 22. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% for the first five years and, effective January 9, 2014, pays a rate of 9%. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant to purchase up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the warrant expires after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury to private investors.

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

Note 23. Related Party Leases

The Bank has entered into a long-term land lease with a related party to provide for space for one branch located in Hartfield, Virginia. This lease has been classified as an operating lease for financial reporting purposes. The lease term was extended for an additional ten years during 2013 and now expires on May 31, 2023 with annual lease payments of approximately $8 thousand. Future minimum lease payments required over the remaining term of this non-cancelable operating lease total $66 thousand. Under the terms of the lease, the Bank has multiple options to extend the lease term beyond May 31, 2023. Total lease expense was $8 thousand for each of the years 2014, 2013 and 2012, respectively.

Note 24. Lease Commitments

The Company currently has long-term leases for six of its branches and one loan production office.  Three of the leases are for branch buildings, three of the leases are for the land on which Company owned branches are located and one lease is for a loan production office building in Chesterfield, Virginia.  Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements.

(dollars in thousands)	Lease Payments

2015	$462
2016	434
2017	379
2018	360
2019	335
Thereafter	7,063
$9,033

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $315 thousand, $337 thousand and $397 thousand, respectively, and was included in occupancy and equipment expenses.

Note 25. Common Stock Repurchases

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2014, 2013 and 2012, the Company did not repurchase any of its common stock.

In connection with the Written Agreement with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The Written Agreement was terminated on July 30, 2013. See Note 27 – Regulatory Agreements.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014. See Note 27 – Regulatory Agreements.

Note 26. Condensed Parent Company Only Financial Information

The condensed financial position as of December 31, 2014 and 2013 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2014, of Eastern Virginia Bankshares, Inc., parent company only, are presented below:

Condensed Balance Sheets

December 31, 2014 and 2013

(dollars in thousands)

	2014	2013
Assets
Cash on deposit with subsidiary	$13,485	$35,168
Investment in subsidiaries	130,409	107,039
Deferred income taxes, net	1,076	232
Prepaid benefit cost	-	520
Other assets	1,695	1,393
Total assets	$146,665	$144,352

Liabilities and Shareholders' Equity
Trust preferred debt	$10,310	$10,310
Accrued benefit cost	1,965	-
Other liabilities	116	1,093
Total shareholders’ equity	134,274	132,949
Total liabilities and shareholders’ equity	$146,665	$144,352

Condensed Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Income:
Interest on deposit with subsidiary	$132	$123	$19
Total income	132	123	19

Expenses:
Interest on trust preferred debt	339	352	361
Salaries and employee benefits	554	-	-
Professional fees	1,683	275	295
Other	260	204	169
Total expenses	2,836	831	825

Loss before income tax benefit and equity in undistributed net income (loss) of subsidiary	(2,704)	(708)	(806)
Income tax benefit	(516)	(241)	(274)
Loss before equity in undistributed net income (loss) of subsidiary	(2,188)	(467)	(532)
Equity in undistributed net income (loss) of subsidiary	7,852	(2,165)	3,984
Net income (loss)	$5,664	$(2,632)	$3,452

Condensed Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Operating activities:
Net income (loss)	$5,664	$(2,632)	$3,452
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(7,852)	2,165	(3,984)
Stock based compensation	100	32	53
Net change in:
Deferred income taxes	1	-	-
Other assets	(302)	194	(844)
Other liabilities	(977)	273	358
Net cash (used in) provided by operating activities	(3,366)	32	(965)

Investing activities:
Increase in investment in subsidiary	(2,400)	(13,000)	-
Net cash used in investing activities	(2,400)	(13,000)	-

Financing activities:
Issuance of common stock under dividend reinvestment and employee stock plans	-	-	37
Director stock grant	38	32	23
Net proceeds from issuance of common stock in private placements and rights offering	-	23,550	-
Net proceeds from issuance of preferred stock in private placements	-	21,560	-
Repurchase of preferred stock	(10,000)	-	-
Dividends paid - preferred	(5,955)	-	-
Net cash (used in) provided by financing activities	(15,917)	45,142	60

Net (decrease) increase in cash on deposit with subsidiary	(21,683)	32,174	(905)
Cash on deposit with subsidiary, January 1	35,168	2,994	3,899
Cash on deposit with subsidiary, December 31	$13,485	$35,168	$2,994

Note 27. Regulatory Agreements

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

Note 28. Capital Raise

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

In connection with the first component of the Capital Raise, on March 26, 2013, the Company entered into securities purchase agreements with affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) and certain other institutional investors pursuant to which it closed the private placements on June 12, 2013 and raised aggregate gross proceeds of $45.0 million through private placements of approximately 4.6 million shares of common stock and 5.2 million shares of Series B Preferred Stock, each at $4.55 per share (the “Private Placements”). For more information related to the preferred shares issued in the Private Placements, see Note 22 - Preferred Stock and Warrant.

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

Note 29. Subsequent Event

On January 15, 2015, the Company redeemed 5,000 shares of its 14,000 shares of outstanding Series A Preferred Stock that were originally issued to the Treasury under the TARP Capital Purchase Program. The redemption price for the shares of Series A Preferred Stock was the stated liquidation preference amount of $1,000 per share, plus accrued and unpaid dividends. The total aggregate redemption price of the shares of Series A Preferred Stock redeemed was approximately $5.1 million.

