Form 10-Q
period 2015-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2015-05-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s Common Stock outstanding as of May 11, 2015 was 13,023,550.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014*
	(unaudited)
Assets:
Cash and due from banks	$14,130	$14,024
Interest bearing deposits with banks	11,772	5,272
Federal funds sold	107	334
Securities available for sale, at fair value	225,797	214,011
Securities held to maturity, at carrying value (fair value of $32,998 and $33,367, respectively)	31,495	32,163
Restricted securities, at cost	7,415	7,533
Loans, net of allowance for loan losses of $12,658 and $13,021, respectively	803,549	807,548
Deferred income taxes, net	16,266	17,529
Bank premises and equipment, net	27,551	27,433
Accrued interest receivable	4,229	4,013
Other real estate owned, net of valuation allowance of $3 and $76, respectively	1,755	1,838
Goodwill	17,085	17,085
Bank owned life insurance	24,618	24,463
Other assets	8,389	8,726
Total assets	$1,194,158	$1,181,972

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$169,976	$162,328
Interest-bearing deposits	788,181	776,926
Total deposits	958,157	939,254
Federal funds purchased and repurchase agreements	11,322	14,885
Short-term borrowings	76,090	76,818
Trust preferred debt	10,310	10,310
Accrued interest payable	293	316
Other liabilities	6,028	6,115
Total liabilities	1,062,200	1,047,698

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 9,000 and 14,000 shares fixed rate cumulative perpetual preferred in 2015 and 2014, respectively	9,000	14,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,023,550 and 12,978,934 including 144,892 and 104,142 nonvested shares in 2015 and 2014, respectively	25,757	25,750
Surplus	47,383	47,339
Retained earnings	40,440	39,290
Warrant	1,481	1,481
Accumulated other comprehensive loss, net	(2,583)	(4,066)
Total shareholders' equity	131,958	134,274

Total liabilities and shareholders' equity	$1,194,158	$1,181,972

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$10,191	$8,550
Interest on investments:
Taxable interest income	1,202	1,507
Tax exempt interest income	260	213
Dividends	108	102
Interest on deposits with banks	4	4
Total interest and dividend income	11,765	10,376

Interest Expense
Deposits	1,051	987
Federal funds purchased and repurchase agreements	18	5
Short-term borrowings	42	35
Trust preferred debt	80	88
Total interest expense	1,191	1,115
Net interest income	10,574	9,261
Provision for Loan Losses	-	250
Net interest income after provision for loan losses	10,574	9,011
Noninterest Income
Service charges and fees on deposit accounts	663	822
Debit/credit card fees	363	309
Gain on sale of available for sale securities, net	25	380
Gain on sale of bank premises and equipment	3	5
Other operating income	465	376
Total noninterest income	1,519	1,892
Noninterest Expenses
Salaries and employee benefits	5,590	4,586
Occupancy and equipment expenses	1,521	1,319
Telephone	197	211
FDIC expense	172	332
Consultant fees	405	343
Collection, repossession and other real estate owned	89	67
Marketing and advertising	321	167
Loss (gain) on sale of other real estate owned	32	(13)
Impairment losses on other real estate owned	5	5
Other operating expenses	1,635	1,161
Total noninterest expenses	9,967	8,178
Income before income taxes	2,126	2,725
Income Tax Expense	517	729
Net Income	$1,609	$1,996
Effective dividend on Series A Preferred Stock	220	518

Net income available to common shareholders	$1,389	$1,478
Net income per common share: basic	$0.11	$0.12
Net income per common share: diluted	$0.08	$0.09

Dividends paid per share, common	$0.01	$-

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$1,609	$1,996
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $758 and $1,355 respectively)	1,473	2,632
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $14 and $15, respectively)	26	28
Less: reclassification adjustment for securities gains included in net income (net of tax, $9 and $129, respectively)	(16)	(251)
Other comprehensive income	1,483	2,409
Comprehensive income	$3,092	$4,405

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2015 and 2014

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income					1,996		1,996
Other comprehensive income						2,409	2,409
Stock based compensation	-	-	-	20	-	-	20
Balance, March 31, 2014	$23,578	$25,481	$10,480	$42,717	$41,577	$(6,459)	$137,374

Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274
Net income					1,609		1,609
Other comprehensive income						1,483	1,483
Cash dividends - preferred					(277)		(277)
Cash dividends - common ($0.01 per share)					(182)		(182)
Repurchase of preferred stock		(5,000)					(5,000)
Repurchase of common stock	(1)						(1)
Stock based compensation				52			52
Restricted common stock vested	8	-	-	(8)	-	-	-
Balance, March 31, 2015	$25,757	$10,481	$10,480	$47,383	$40,440	$(2,583)	$131,958

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net income	$1,609	$1,996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	250
Depreciation and amortization	631	527
Stock based compensation	52	20
Net accretion of certain acquisition related fair value adjustments	(178)	-
Net amortization of premiums and accretion of discounts on investment securities, net	716	770
Gain on sale of securities available for sale transactions, net	(25)	(380)
Gain on sale of bank premises and equipment	(3)	(5)
Loss (gain) on sale of other real estate owned	32	(13)
Impairment losses on other real estate owned	5	5
Loss (gain) on LLC investments	28	(24)
Net change in:
Accrued interest receivable	(216)	(185)
Other assets	88	89
Accrued interest payable	(23)	75
Other liabilities	414	803
Net cash provided by operating activities	3,130	3,928
Investing Activities:
Purchase of securities available for sale	(19,583)	(5,024)
Purchase of securities held to maturity	(22)	-
Purchase of restricted securities	(1,038)	(2,998)
Purchases of bank premises and equipment	(749)	(753)
Improvements to other real estate owned	(1)	-
Net change in loans	3,893	(26,002)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	5,038	4,665
Maturities, calls, and paydowns of securities held to maturity	613	619
Sales of securities available for sale	4,390	3,593
Sale of restricted securities	1,156	1,486
Sale of bank premises and equipment	3	5
Sale of other real estate owned	431	387
Net cash used in investing activities	(5,869)	(24,022)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	26,075	(6,288)
Time deposits	(7,206)	(1,240)
Federal funds purchased and repurchase agreements	(3,563)	291
Short-term borrowings	(728)	33,060
Repurchase of preferred stock	(5,000)	-
Repurchase of common stock	(1)	-
Dividends paid - preferred	(277)	-
Dividends paid - common	(182)	-
Net cash provided by financing activities	9,118	25,823
Net increase in cash and cash equivalents	6,379	5,729
Cash and cash equivalents, December 31	19,630	19,346
Cash and cash equivalents, March 31	$26,009	$25,075
Supplemental disclosure:
Interest paid	$1,214	$1,040
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$2,206	$3,607
Loans transferred to other real estate owned	$(384)	$(136)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Parent acquired Virginia Company Bank (“VCB”) (see Note 2 – Business Combinations) on November 14, 2014 and merged VCB with and into the Bank, with the Bank surviving, thus adding three additional branches to the Bank located in Newport News, Williamsburg, and Hampton, respectively. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-four retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex and the cities of Colonial Heights, Hampton, Newport News, Richmond, and Williamsburg. The Bank also operates a loan production office in Chesterfield County, Virginia, that the Bank opened during the second quarter of 2014. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2015 presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” most industry-specific guidance, and some cost guidance included in “Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU were scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. An exposure draft is expected with a thirty day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014. However, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the mortgage loan has a government guarantee that is not separable from the mortgage loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification (“ASC”) and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers regarding cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

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

The Company accounted for the acquisition using the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of VCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. The Company recognized goodwill of $1.1 million in connection with the acquisition, none of which is deductible for income tax purposes.

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

The following table illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2015. The unaudited combined pro forma revenue and net income combines the historical results of VCB with the Company's consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2015. Acquisition related expenses of $56 thousand were included in the Company's actual consolidated statement of net income for the three months ended March 31, 2015, but were excluded from the unaudited pro forma information listed below. While the majority of the merger-related expenses have been recognized, the Company believes that additional legal and other transition expenses related to this acquisition will be likely throughout the first half of 2015. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited
	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2015	2014
Net interest income	$10,574	$10,488
Net income	1,665	1,572

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at March 31, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,991	$7	$124	$14,874
SBA Pool securities	72,738	133	1,124	71,747
Agency mortgage-backed securities	33,570	310	152	33,728
Agency CMO securities	46,105	613	233	46,485
Non agency CMO securities	746	34	-	780
State and political subdivisions	57,669	795	336	58,128
FNMA and FHLMC preferred stock	7	48	-	55
Total	$225,826	$1,940	$1,969	$225,797

(dollars in thousands)	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,991	$-	$422	$14,569
SBA Pool securities	76,469	70	1,740	74,799
Agency mortgage-backed securities	28,740	208	319	28,629
Agency CMO securities	39,343	302	430	39,215
Non agency CMO securities	820	11	3	828
State and political subdivisions	55,877	510	461	55,926
FNMA and FHLMC preferred stock	7	38	-	45
Total	$216,247	$1,139	$3,375	$214,011

(dollars in thousands)	March 31, 2015
		Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$11,962	$76	$11,886	$374	$-	$12,260
State and political subdivisions	20,217	608	19,609	1,167	38	20,738
Total	$32,179	$684	$31,495	$1,541	$38	$32,998

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2014
		Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	in AOCI*	Value	Gains	Losses	Value
Agency CMO securities	$12,073	$80	$11,993	$294	$-	$12,287
State and political subdivisions	20,814	644	20,170	928	18	21,080
Total	$32,887	$724	$32,163	$1,222	$18	$33,367

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at March 31, 2015 or December 31, 2014. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive (Loss) and is being amortized over the remaining life of the securities as an adjustment to interest income. The Company’s mortgage-backed securities consist entirely of residential mortgage-backed securities. The Company does not hold any commercial mortgage-backed securities. The Company’s mortgage-backed securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

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

The amortized cost, carrying value and estimated fair values of securities at March 31, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	March 31, 2015
Available for Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,435	$3,450
Due after one year through five years	65,131	65,638
Due after five years through ten years	141,032	140,529
Due after ten years	16,228	16,180
Total	$225,826	$225,797

(dollars in thousands)	March 31, 2015
Held to Maturity:	Carrying Value	Fair Value

Due in one year or less	$-	$-
Due after one year through five years	14,983	15,545
Due after five years through ten years	15,765	16,644
Due after ten years	747	809
Total	$31,495	$32,998

Proceeds from the sales of securities available for sale for the three months ended March 31, 2015 and 2014 were $4.4 million and $3.6 million, respectively. Net realized gains on the sales of securities available for sale for the three months ended March 31, 2015 and 2014 were $25 thousand and $380 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the three months ended March 31, 2015 and 2014 were $5.0 million and $4.7 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity were for the three months ended March 31, 2015 and 2014 were $613 thousand and $619 thousand, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Securities with an aggregate book value of $83.1 million and an aggregate fair value of $84.2 million were pledged at March 31, 2015. Securities with an aggregate book value of $86.9 million and an aggregate fair value of $87.1 million were pledged at December 31, 2014.

Securities in an unrealized loss position at March 31, 2015, by duration of the period of the unrealized loss, are shown below:

	March 31, 2015
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$1,487	$13	$11,885	$111	$13,372	$124
SBA Pool securities	3,377	69	52,062	1,055	55,439	1,124
Agency mortgage-backed securities	1,316	20	13,537	132	14,853	152
Agency CMO securities	8,121	51	9,238	182	17,359	233
State and political subdivisions	13,092	124	11,546	250	24,638	374
Total	$27,393	$277	$98,268	$1,730	$125,661	$2,007

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

Based on the Company’s evaluation, management does not believe any unrealized losses at March 31, 2015, represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. During 2014 and the first three months of 2015, interest rates have fallen, specifically in the middle and long-end of the yield curve, which has caused bond prices to rise and thereby reduced the amount of unrealized losses. At March 31, 2015, there were 97 debt securities with fair values totaling $125.7 million considered temporarily impaired. Of these debt securities, 27 with fair values totaling $27.4 million were in an unrealized loss position of less than 12 months and 70 with fair values totaling $98.3 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and no impairment has been recognized. At March 31, 2015, there were no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2014, by duration of the period of the unrealized loss, are shown below.

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $4.4 million and $4.5 million at March 31, 2015 and December 31, 2014, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning April 1, 2014, and ending March 31, 2015, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Federal Reserve Bank of Richmond and Community Bankers Bank, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$80,607	9.88%	$85,119	10.37%
Real estate - one to four family residential:
Closed end first and seconds	239,261	29.32%	236,761	28.86%
Home equity lines	109,968	13.47%	110,100	13.42%
Total real estate - one to four family residential	349,229	42.79%	346,861	42.28%
Real estate - multifamily residential	24,543	3.01%	25,157	3.07%
Real estate - construction:
One to four family residential	15,552	1.91%	19,698	2.40%
Other construction, land development and other land	42,920	5.25%	35,591	4.34%
Total real estate - construction	58,472	7.16%	55,289	6.74%
Real estate - farmland	7,861	0.96%	9,471	1.15%
Real estate - non-farm, non-residential:
Owner occupied	160,563	19.67%	157,745	19.22%
Non-owner occupied	97,537	11.95%	104,827	12.77%
Total real estate - non-farm, non-residential	258,100	31.62%	262,572	31.99%
Consumer	15,123	1.85%	15,919	1.94%
Other	22,272	2.73%	20,181	2.46%
Total loans	816,207	100.00%	820,569	100.00%
Less allowance for loan losses	(12,658)		(13,021)
Loans, net	$803,549		$807,548

Deferred costs, net are included in the table above and totaled $1.4 million for both March 31, 2015 and December 31, 2014.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$276	$166	$320	$762	$79,845	$80,607
Real estate - one to four family residential:
Closed end first and seconds	5,630	766	3,013	9,409	229,852	239,261
Home equity lines	1,122	60	30	1,212	108,756	109,968
Total real estate - one to four family residential	6,752	826	3,043	10,621	338,608	349,229
Real estate - multifamily residential	-	-	-	-	24,543	24,543
Real estate - construction:
One to four family residential	133	157	297	587	14,965	15,552
Other construction, land development and other land	143	-	-	143	42,777	42,920
Total real estate - construction	276	157	297	730	57,742	58,472
Real estate - farmland	276	-	590	866	6,995	7,861
Real estate - non-farm, non-residential:
Owner occupied	2,343	157	1,521	4,021	156,542	160,563
Non-owner occupied	676	-	-	676	96,861	97,537
Total real estate - non-farm, non-residential	3,019	157	1,521	4,697	253,403	258,100
Consumer	42	-	-	42	15,081	15,123
Other	-	-	-	-	22,272	22,272
Total loans	$10,641	$1,306	$5,771	$17,718	$798,489	$816,207

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$278	$6	$373	$657	$84,462	$85,119
Real estate - one to four family residential:
Closed end first and seconds	5,515	1,123	1,247	7,885	228,876	236,761
Home equity lines	366	-	360	726	109,374	110,100
Total real estate - one to four family residential	5,881	1,123	1,607	8,611	338,250	346,861
Real estate - multifamily residential	-	-	-	-	25,157	25,157
Real estate - construction:
One to four family residential	150	-	221	371	19,327	19,698
Other construction, land development and other land	5	-	-	5	35,586	35,591
Total real estate - construction	155	-	221	376	54,913	55,289
Real estate - farmland	-	-	590	590	8,881	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,873	158	1,738	3,769	153,976	157,745
Non-owner occupied	-	-	-	-	104,827	104,827
Total real estate - non-farm, non-residential	1,873	158	1,738	3,769	258,803	262,572
Consumer	157	32	-	189	15,730	15,919
Other	-	-	-	-	20,181	20,181
Total loans	$8,344	$1,319	$4,529	$14,192	$806,377	$820,569

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans	$7,940	$6,622
Loans past due 90 days and accruing interest	240	53
Troubled debt restructurings (accruing)	14,881	15,223

At March 31, 2015 and December 31, 2014, there were approximately $3.7 million and $3.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Commercial, industrial and agricultural	$792	$9,750	$10,542	$1,023	$15,673	$16,696
Real estate - one to four family residential:
Closed end first and seconds	1,415	9,330	10,745	1,374	6,475	7,849
Home equity lines	33	12,505	12,538	33	11,858	11,891
Total real estate - one to four family residential	1,448	21,835	23,283	1,407	18,333	19,740
Real estate - multifamily residential	-	4,107	4,107	-	3,539	3,539
Real estate - construction:
One to four family residential	-	373	373	-	3,206	3,206
Other construction, land development and other land	188	4,920	5,108	79	3,674	3,753
Total real estate - construction	188	5,293	5,481	79	6,880	6,959
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	1,822	19,798	21,620	1,841	21,037	22,878
Non-owner occupied	3,302	15,569	18,871	3,472	20,762	24,234
Total real estate - non-farm, non-residential	5,124	35,367	40,491	5,313	41,799	47,112
Consumer	-	983	983	-	1,462	1,462
Other	-	525	525	-	-	-
Total loans	$7,552	$77,860	$85,412	$7,822	$87,686	$95,508

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at March 31, 2015 and December 31, 2014:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2015	2014	2015	2014
Commercial, industrial and agricultural	$320	$334	$-	$53
Real estate - one to four family residential:
Closed end first and seconds	4,983	3,364	240	-
Home equity lines	205	564	-	-
Total real estate - one to four family residential	5,188	3,928	240	-
Real estate - construction:
One to four family residential	297	221	-	-
Other construction, land development and other land	-	-	-	-
Total real estate - construction	297	221	-	-
Real estate - farmland	590	590	-	-
Real estate - non-farm, non-residential:
Owner occupied	1,520	1,521	-	-
Non-owner occupied	-	-	-	-
Total real estate - non-farm, non-residential	1,520	1,521	-	-
Consumer	25	28	-	-
Total loans	$7,940	$6,622	$240	$53

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

The Company uses a past due grading system for consumer loans, including one to four family residential first and seconds and home equity lines. The past due status of a loan is based on the contractual due date of the most delinquent payment due. The past due grading of consumer loans is based on the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and over 90 days past due. The consumer loans are segregated between performing and nonperforming loans. Performing loans are those that have made timely payments in accordance with the terms of the loan agreement and are not past due 90 days or more. Nonperforming loans are those that do not accrue interest, or are greater than 90 days past due and accruing interest. Non-impaired consumer loans are assigned an allowance factor which increases with the severity of past due status. This component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

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

The following table presents commercial loans by credit quality indicator at March 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired Loans - Purchased Credit Impaired	Total
Commercial, industrial and agricultural	$74,335	$3,930	$483	$230	$837	$792	$80,607
Real estate - multifamily residential	24,531	-	12	-	-	-	24,543
Real estate - construction:
One to four family residential	14,774	129	307	-	342	-	15,552
Other construction, land development and other land	34,177	1,788	1,133	-	5,634	188	42,920
Total real estate - construction	48,951	1,917	1,440	-	5,976	188	58,472
Real estate - farmland	6,390	881	590	-	-	-	7,861
Real estate - non-farm, non-residential:
Owner occupied	137,046	8,551	2,032	-	11,112	1,822	160,563
Non-owner occupied	79,585	2,849	655	-	11,146	3,302	97,537
Total real estate - non-farm, non-residential	216,631	11,400	2,687	-	22,258	5,124	258,100
Total commercial loans	$370,838	$18,128	$5,212	$230	$29,071	$6,104	$429,583

The following table presents commercial loans by credit quality indicator at December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired Loans - Purchased Credit Impaired	Total
Commercial, industrial and agricultural	$79,191	$2,779	$675	$-	$1,451	$1,023	$85,119
Real estate - multifamily residential	25,157	-	-	-	-	-	25,157
Real estate - construction:
One to four family residential	18,978	300	244	-	176	-	19,698
Other construction, land development and other land	26,916	1,791	1,144	-	5,661	79	35,591
Total real estate - construction	45,894	2,091	1,388	-	5,837	79	55,289
Real estate - farmland	9,471	-	-	-	-	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	132,266	11,339	2,253	-	10,046	1,841	157,745
Non-owner occupied	84,951	4,771	1,817	-	9,816	3,472	104,827
Total real estate - non-farm, non-residential	217,217	16,110	4,070	-	19,862	5,313	262,572
Total commercial loans	$376,930	$20,980	$6,133	$-	$27,150	$6,415	$437,608

At March 31, 2015 and December 31, 2014, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2015:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$227,706	$11,555	$239,261
Home equity lines	109,313	655	109,968
Total real estate - one to four family residential	337,019	12,210	349,229
Consumer	14,758	365	15,123
Other	22,267	5	22,272
Total consumer loans	$374,044	$12,580	$386,624

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

At the time of a TDR, the loan is placed on nonaccrual status. A loan (including a TDR) may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2015:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	March 31, 2015
Commercial, industrial and agricultural	$1,168	$-	$9	$91	$1,268
Real estate - one to four family residential:
Closed end first and seconds	1,884	(285)	7	114	1,720
Home equity lines	1,678	(108)	4	442	2,016
Total real estate - one to four family residential	3,562	(393)	11	556	3,736
Real estate - multifamily residential	89	-	-	(5)	84
Real estate - construction:
One to four family residential	235	(1)	1	23	258
Other construction, land development and other land	2,670	-	-	11	2,681
Total real estate - construction	2,905	(1)	1	34	2,939
Real estate - farmland	144	-	-	(18)	126
Real estate - non-farm, non-residential:
Owner occupied	2,416	-	-	(381)	2,035
Non-owner occupied	1,908	-	-	(230)	1,678
Total real estate - non-farm, non-residential	4,324	-	-	(611)	3,713
Consumer	305	(1)	18	(59)	263
Other	524	(12)	5	12	529
Total	$13,021	$(407)	$44	$-	$12,658

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2014:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	March 31, 2014
Commercial, industrial and agricultural	$1,787	$(213)	$11	$(54)	$1,531
Real estate - one to four family residential:
Closed end first and seconds	2,859	(77)	205	97	3,084
Home equity lines	1,642	(54)	2	49	1,639
Total real estate - one to four family residential	4,501	(131)	207	146	4,723
Real estate - multifamily residential	79	-	-	18	97
Real estate - construction:
One to four family residential	364	-	5	(60)	309
Other construction, land development and other land	1,989	-	1	512	2,502
Total real estate - construction	2,353	-	6	452	2,811
Real estate - farmland	116	-	-	3	119
Real estate - non-farm, non-residential:
Owner occupied	3,236	-	-	(437)	2,799
Non-owner occupied	1,770	-	2	(166)	1,606
Total real estate - non-farm, non-residential	5,006	-	2	(603)	4,405
Consumer	387	(13)	28	78	480
Other	538	(15)	7	210	740
Total	$14,767	$(372)	$261	$250	$14,906

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2015:

	Allowance allocated to loans:				Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total
Commercial, industrial and agricultural	$-	$1,268	$-	$1,268	$837	$78,978	$792	$80,607
Real estate - one to four family residential:
Closed end first and seconds	732	988	-	1,720	8,782	229,064	1,415	239,261
Home equity lines	336	1,680	-	2,016	625	109,310	33	109,968
Total real estate - one to four family residential	1,068	2,668	-	3,736	9,407	338,374	1,448	349,229
Real estate - multifamily residential	-	84	-	84	-	24,543	-	24,543
Real estate - construction:
One to four family residential	75	183	-	258	342	15,210	-	15,552
Other construction, land development and other land	1,605	1,076	-	2,681	5,634	37,098	188	42,920
Total real estate - construction	1,680	1,259	-	2,939	5,976	52,308	188	58,472
Real estate - farmland	-	126	-	126	-	7,861	-	7,861
Real estate - non-farm, non-residential:
Owner occupied	1,040	995	-	2,035	11,112	147,629	1,822	160,563
Non-owner occupied	1,240	438	-	1,678	11,146	83,089	3,302	97,537
Total real estate - non-farm, non-residential	2,280	1,433	-	3,713	22,258	230,718	5,124	258,100
Consumer	102	161	-	263	365	14,758	-	15,123
Other	-	529	-	529	5	22,267	-	22,272
Total	$5,130	$7,528	$-	$12,658	$38,848	$769,807	$7,552	$816,207

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2014:

	Allowance allocated to loans:				Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total
Commercial, industrial and agricultural	$-	$1,168	$-	$1,168	$1,451	$82,645	$1,023	$85,119
Real estate - one to four family residential:
Closed end first and seconds	1,006	878	-	1,884	8,713	226,674	1,374	236,761
Home equity lines	-	1,678	-	1,678	175	109,892	33	110,100
Total real estate - one to four family residential	1,006	2,556	-	3,562	8,888	336,566	1,407	346,861
Real estate - multifamily residential	-	89	-	89	-	25,157	-	25,157
Real estate - construction:
One to four family residential	78	157	-	235	176	19,522	-	19,698
Other construction, land development and other land	1,632	1,038	-	2,670	5,661	29,851	79	35,591
Total real estate - construction	1,710	1,195	-	2,905	5,837	49,373	79	55,289
Real estate - farmland	-	144	-	144	-	9,471	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,240	1,176	-	2,416	10,046	145,858	1,841	157,745
Non-owner occupied	1,262	646	-	1,908	9,816	91,539	3,472	104,827
Total real estate - non-farm, non-residential	2,502	1,822	-	4,324	19,862	237,397	5,313	262,572
Consumer	106	199	-	305	371	15,548	-	15,919
Other	-	524	-	524	6	20,175	-	20,181
Total	$5,324	$7,697	$-	$13,021	$36,415	$776,332	$7,822	$820,569

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$837	$837	$837	$-	$-	$1,201	$16
Real estate - one to four family residential:
Closed end first and seconds	8,782	9,145	2,515	6,267	732	8,574	93
Home equity lines	625	625	175	450	336	288	2
Total real estate - one to four family residential	9,407	9,770	2,690	6,717	1,068	8,862	95
Real estate - construction:
One to four family residential	342	342	-	342	75	217	2
Other construction, land development and other land	5,634	5,634	-	5,634	1,605	5,641	70
Total real estate - construction	5,976	5,976	-	5,976	1,680	5,858	72
Real estate - non-farm, non-residential:
Owner occupied	11,112	11,212	8,432	2,680	1,040	9,551	128
Non-owner occupied	11,146	11,146	4,526	6,620	1,240	10,747	140
Total real estate - non-farm, non-residential	22,258	22,358	12,958	9,300	2,280	20,298	268
Consumer	365	365	-	365	102	368	5
Other	5	5	5	-	-	6	-
Total loans*	$38,848	$39,311	$16,490	$22,358	$5,130	$36,593	$456

* PCI loans are excluded from this table

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,451	$1,451	$1,451	$-	$-	$2,010	$128
Real estate - one to four family residential:
Closed end first and seconds	8,713	8,813	3,611	5,102	1,006	9,800	474
Home equity lines	175	175	175	-	-	289	-
Total real estate - one to four family residential	8,888	8,988	3,786	5,102	1,006	10,089	474
Real estate - construction:
One to four family residential	176	176	-	176	78	312	7
Other construction, land development and other land	5,661	5,661	-	5,661	1,632	5,399	256
Total real estate - construction	5,837	5,837	-	5,837	1,710	5,711	263
Real estate - non-farm, non-residential:
Owner occupied	10,046	10,146	3,734	6,312	1,240	12,056	534
Non-owner occupied	9,816	9,816	4,262	5,554	1,262	9,356	456
Total real estate - non-farm, non-residential	19,862	19,962	7,996	11,866	2,502	21,412	990
Consumer	371	371	-	371	106	420	21
Other	6	6	6	-	-	328	-
Total loans*	$36,415	$36,615	$13,239	$23,176	$5,324	$39,970	$1,876

* PCI loans are excluded from this table

Determining the fair value of purchased credit-impaired (“PCI”) loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $8.5 million and $8.8 million and recorded carrying values of $7.6 million and $7.8 million at March 31, 2015 and December 31, 2014, respectively.

Loans acquired from VCB that constituted PCI loans were recorded by the Company at fair value on the date of acquisition as follows:

November 14,
(dollars in thousands)	2014
Contractual principal and interest at acquisition	$9,977
Nonaccretable difference	937
Accretable yield	1,185
PCI loans at acquisition, at estimated fair value	$7,855

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the period from December 31, 2014 to March 31, 2015:

(dollars in thousands)	Accretable Yield
Balance, December 31, 2014	$1,131
Accretion	(102)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-
Other changes, net	-
Balance, March 31, 2015	$1,029

No loans were modified as TDRs during the three months ended March 31, 2015 and 2014. Additionally, no loans modified as TDRs subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended March 31, 2015 and 2014 that were modified as TDRs within the 12 months prior to default. At March 31, 2015, there were $387 thousand in consumer residential loans in the process of foreclosure.

Note 5. Deferred Income Taxes

As of March 31, 2015 and December 31, 2014, the Company had recorded net deferred income tax assets of approximately $16.3 million and $17.5 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the 2014 Form 10-K.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2015	2014

Land and improvements	$6,929	$6,929
Buildings and leasehold improvements	28,015	28,001
Furniture, fixtures and equipment	22,186	21,719
Construction in progress	790	553
	57,920	57,202
Less accumulated depreciation	(30,369)	(29,769)
Net balance	$27,551	$27,433

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2015 and 2014 amounted to $631 thousand and $527 thousand, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2015 and the year ended December 31, 2014:

Federal funds purchased	March 31,	December 31,
(dollars in thousands)	2015	2014
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$-	$2,000
Average balance for the period	$37	$174
Weighted average rate for the period	0.76%	0.78%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements	March 31,	December 31,
(dollars in thousands)	2015	2014
Balance outstanding at period end	$11,322	$14,885
Maximum balance at any month end during the period	$12,392	$14,885
Average balance for the period	$11,698	$4,523
Weighted average rate for the period	0.62%	0.59%
Weighted average rate at period end	0.63%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at March 31, 2015 consisted of $76.1 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2014 consisted of $16.4 million using a daily rate credit, which was due on demand, and a $60.4 million fixed rate one month advance.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2015 and the year ended December 31, 2014:

Short-term borrowings	March 31,	December 31,
(dollars in thousands)	2015	2014
Balance outstanding at period end	$76,090	$76,818
Maximum balance at any month end during the period	$88,240	$82,930
Average balance for the period	$82,435	$72,565
Weighted average rate for the period	0.21%	0.21%
Weighted average rate at period end	0.19%	0.22%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. At March 31, 2015 and December 31, 2014, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 25% of the Company’s gross assets or approximately $298.9 million at March 31, 2015. This line of credit totaled $221.1 million with approximately $130.5 million available at March 31, 2015. As of March 31, 2015 and December 31, 2014, loans with a carrying value of $302.7 million and $304.5 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $76.1 million and $76.8 million as of March 31, 2015 and December 31, 2014, respectively.

Note 8. Net Income Per Common Share

FASB guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes both vested and unvested shares of the Company’s common stock outstanding.

The following table shows the weighted average number of common shares used in computing net income per common share and the effect on the weighted average number of shares of potential dilutive common stock.

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average common shares outstanding for basic net income per common share	12,985,429	11,862,367
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,225,621	17,102,559
Basic net income per common share	$0.11	$0.12
Diluted net income per common share	$0.08	$0.09

At March 31, 2015 and 2014, options to acquire 103,887 and 146,287 shares of common stock, respectively, were not included in computing diluted net income per common share because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) through private placements to certain investors. Each share of Series B Preferred Stock can, under certain limited circumstances as set forth in the Company’s articles of incorporation, be converted into one share of the Company’s common stock, and is therefore reflected in the dilutive weighted average common shares outstanding. For more information related to the conversion rights on these preferred shares, see Note 12 – Preferred Stock and Warrant.

Additionally, the impact of warrants to acquire shares of the Company’s common stock that were issued to the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the Troubled Asset Relief Program is not included, as the warrants were anti-dilutive. For additional information on preferred stock warrants see Note 12 – Preferred Stock and Warrant and Note 17 - Subsequent Events.

Note 9. Stock Based Compensation Plans

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 225,642 shares still available to be granted as awards under the 2007 Plan as of March 31, 2015.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2015 and 2014. There was no remaining unrecognized compensation expense related to stock options.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2015	110,487	$18.76
Forfeited	(6,600)	18.46
Stock options outstanding at March 31, 1015	103,887	$18.74	1.81	$-

Stock options exercisable at March 31, 2015	103,887	$18.74	1.81	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2015:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaing Term
$20.57	27,362	0.25 years
$21.16	31,525	1.50 years
$19.25	24,000	2.50 years
$12.36	21,000	3.50 years
$18.74	103,887	1.81 years

On March 19, 2015, the Company granted 45,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2016.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2018 to the extent certain financial performance requirements for fiscal year 2017 are met. On October 15, 2014, the Company granted 42,500 shares of restricted stock under the 2007 Plan to its executive officers.  Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2015.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2017 to the extent certain financial performance requirements for fiscal year 2016 are met. On November 20, 2014, the Company granted 3,242 shares of restricted stock under the 2007 Plan to one of its executive officers.  All of these shares are subject to time vesting over a two year period, and generally vest fifty percent (50%) on the first and second anniversaries of the grant date. On November 18, 2013, the Company granted 38,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of Troubled Asset Relief Program (“TARP”) compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest forty percent (40%) on the second anniversary of the grant date and twenty percent (20%) on each of the third, fourth and fifth anniversaries of the grant date. On June 29, 2012, the Company granted 34,000 shares of restricted stock under the 2007 Plan to its executive officers in the form of TARP compliant restricted stock awards. All of these shares are subject to time vesting over a five year period, and generally vest forty percent (40%) on the second anniversary of the grant date and twenty percent (20%) on each of the third, fourth and fifth anniversaries of the grant date.

For the three months ended March 31, 2015 and 2014, restricted stock compensation expense was $52 thousand and $20 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.28 per share for the March 19, 2015 awards, $6.10 per share for the October 15, 2014 awards, $6.17 per share for the November 20, 2014 award, $6.70 per share for the 2013 awards and $3.72 per share for the 2012 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2015	104,142	$5.85
Granted	45,000	6.28
Vested	(4,250)	6.10
Nonvested as of March 31, 2015	144,892	$5.98

At March 31, 2015, there was $464 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

Note 10. Employee Benefit Plan – Pension

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

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Components of net periodic pension (benefit)
Interest cost	$101	$112
Expected return on plan assets	(178)	(186)
Amortization of prior service cost	2	2
Recognized net actuarial loss	27	-
Net periodic pension (benefit)	$(48)	$(72)

The Company made no contributions to the pension plan during 2014. The Company has not determined at this time how much, if any, contributions to the plan will be made for the year ending December 31, 2015.

Note 11. Fair Value Measurements

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015

Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,874	$-	$14,874
SBA Pool securities	-	71,747	-	71,747
Agency mortgage-backed securities	-	33,728	-	33,728
Agency CMO securities	-	46,485	-	46,485
Non agency CMO securities	-	780	-	780
State and political subdivisions	-	58,128	-	58,128
FNMA and FHLMC preferred stock	-	55	-	55
Total securities available for sale	$-	$225,797	$-	$225,797

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014

Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,569	$-	$14,569
SBA Pool securities	-	74,799	-	74,799
Agency mortgage-backed securities	-	28,629	-	28,629
Agency CMO securities	-	39,215	-	39,215
Non agency CMO securities	-	828	-	828
State and political subdivisions	-	55,926	-	55,926
FNMA and FHLMC preferred stock	-	45	-	45
Total securities available for sale	$-	$214,011	$-	$214,011

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of fair value accounting or impairment write-downs of individual assets.

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.

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

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2015
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$17,228	$17,228
Other real estate owned	$-	$-	$1,755	$1,755

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$17,852	$17,852
Other real estate owned	$-	$-	$1,838	$1,838

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2015 and December 31, 2014:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets

Impaired loans	$17,228	Discounted appraised value	Selling cost	0% - 42% (13%)
			Discount for lack of marketability and age of appraisal	0% - 30% (8%)

Other real estate owned	$1,755	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% -12% (2%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets

Impaired loans	$17,852	Discounted appraised value	Selling cost	0% - 30% (9%)
			Discount for lack of marketability and age of appraisal	0% - 35% (13%)

Other real estate owned	$1,838	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 22% (2%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At March 31, 2015 and December 31, 2014, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at March 31, 2015 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and short-term investments	$14,130	$14,130	$-	$-	$14,130
Interest bearing deposits with banks	11,772	11,772	-	-	11,772
Securities available for sale	225,797	-	225,797	-	225,797
Securities held to maturity	31,495	-	32,998	-	32,998
Restricted securities	7,415	-	7,415	-	7,415
Loans, net	803,549	-	-	807,819	807,819
Bank owned life insurance	24,618	-	24,618	-	24,618
Accrued interest receivable	4,229	-	4,229	-	4,229
Total	$1,123,005	$25,902	$295,057	$807,819	$1,128,778

Liabilities:
Noninterest-bearing demand deposits	$169,976	$169,976	$-	$-	$169,976
Interest-bearing deposits	788,181	-	738,330	-	738,330
Short-term borrowings	76,090	76,090	-	-	76,090
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	293	-	293	-	293
Total	$1,044,850	$246,066	$748,933	$-	$994,999

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and short-term investments	$14,024	$14,024	$-	$-	$14,024
Interest bearing deposits with banks	5,272	5,272	-	-	5,272
Securities available for sale	214,011	-	214,011	-	214,011
Securities held to maturity	32,163	-	33,367	-	33,367
Restricted securities	7,533	-	7,533	-	7,533
Loans, net	807,548	-	-	812,429	812,429
Bank owned life insurance	24,463	-	24,463	-	24,463
Accrued interest receivable	4,013	-	4,013	-	4,013
Total	$1,109,027	$19,296	$283,387	$812,429	$1,115,112

Liabilities:
Noninterest-bearing demand deposits	$162,328	$162,328	$-	$-	$162,328
Interest-bearing deposits	776,926	-	721,240	-	721,240
Short-term borrowings	76,818	76,818	-	-	76,818
Trust preferred debt	10,310	-	10,310	-	10,310
Accrued interest payable	316	-	316	-	316
Total	$1,026,698	$239,146	$731,866	$-	$971,012

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

Note 12. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% for the first five years, and effective January 9, 2014, pays a rate of 9%. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant (the “Warrant”) to purchase, on its initial terms, up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the Warrant expires after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury to private investors. Capital stock transactions by the Company subsequent to the Warrant’s issuance adjusted the Warrant’s exercise price per share to $9.374 and increased the number of shares that may be acquired upon exercise to 384,041.19 shares. For more information about the Warrant, including the Company’s repurchase of the Warrant subsequent to March 31, 2015, see Note 17 – Subsequent Events.

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

Note 13. Trust Preferred Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2015 and December 31, 2014, the interest rate was 3.22% and 3.21%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2015 and December 31, 2014, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debentures relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements with the Company’s and the Bank’s federal and state banking regulators. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debentures, and the Company has not deferred any subsequent interest payments through March 31, 2015.

Note 14. Capital Requirements

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

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets (the “Basel III Capital Rules”). The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of these final rules, see Part I, Item 1 “Business” under the heading “Regulation and Supervision – Capital Requirements” included in the 2014 Form 10-K.

As of March 31, 2015, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of March 31, 2015 and December 31, 2014, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of March 31, 2015			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
CET1 to risk weighted assets:
Company	9.69%	4.50%	N/A
Bank	12.57%	4.50%	6.50%

Tier 1 capital to risk weighted assets:
Company	13.79%	6.00%	N/A
Bank	12.57%	6.00%	8.00%

Total capital to risk weighted assets:
Company	15.05%	8.00%	N/A
Bank	13.83%	8.00%	10.00%

Tier 1 capital to average assets:
Company	10.19%	4.00%	N/A
Bank	9.28%	4.00%	5.00%

			Minimum to be
As of December 31, 2014			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Tier 1 capital to risk weighted assets:
Company	14.06%	4.00%	N/A
Bank	12.28%	4.00%	6.00%

Total capital to risk weighted assets:
Company	15.31%	8.00%	N/A
Bank	13.53%	8.00%	10.00%

Tier 1 capital to average assets:
Company	10.76%	4.00%	N/A
Bank	9.40%	4.00%	5.00%

Note 15. Low Income Housing Tax Credits

The Company has invested in three separate housing equity funds at March 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.1 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively. These investments and related tax benefits have expected terms through 2017. Tax credits and other tax benefits recognized related to these investments during the quarters ended March 31, 2015 and 2014 were $116 thousand and $96 thousand, respectively. Total projected tax credits to be received for 2015 are $313 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $35 thousand at both March 31, 2015 and December 31, 2014, and are included in other liabilities on the consolidated balance sheets.

Note 16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,954)	$(2,112)	$(4,066)
Other comprehensive income before reclassification	1,473	-	1,473
Reclassification adjustment for gains included in net income	(16)	-	(16)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	26	-	26
Net current period other comprehensive income	1,483	-	1,483
Balance at March 31, 2015	$(471)	$(2,112)	$(2,583)

Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification	2,632	-	2,632
Reclassification adjustment for gains included in net income	(251)	-	(251)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	28	-	28
Net current period other comprehensive	2,409	-	2,409
Balance at March 31, 2014	$(5,987)	$(472)	$(6,459)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense (benefit). Amortization of unrealized losses on securities transferred from available for sale to held to maturity is included interest income on investments (taxable or non-taxable, as appropriate) in the Company’s consolidated statements of income.

During the three months ended March 31, 2015 and 2014, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Gains on sale of available for sale securities	$25	$380
Less: tax effect	(9)	(129)
Net gains on the sale of available for sale securities	$16	$251

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(40)	$(43)
Less: tax effect	14	15
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(26)	$(28)

Note 17. Subsequent Events

On April 22, 2015, the Company completed a private placement of $20.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes to certain institutional accredited investors. Unless earlier redeemed, the notes mature on May 1, 2025 and bear interest at a fixed rate of 6.50% per year, from and including April 22, 2015 to but excluding May 1, 2020. From and including May 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per year equal to the then current three month LIBOR rate plus 502 basis points. The subordinated notes have been structured to qualify as Tier 2 capital for regulatory purposes.

On May 13, 2015, the Company repurchased from Treasury the warrant to purchase 384,041.19 shares of the Company’s common stock at an exercise price of $9.374 per share, each as adjusted from the warrant’s terms at original issue due to certain capital stock transactions by the Company. The aggregate repurchase price of the warrant was $115 thousand, based on the fair value of the warrant as agreed upon by the Company and Treasury. Following the repurchase of the Warrant, the Treasury has no remaining equity investment in the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the 2014 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the payment of dividends and the ability to realize deferred tax assets; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the effect of future sales of investment securities or foreclosed properties; (vi) statements regarding the Company’s liquidity; (vii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (viii) statements regarding future asset quality, including expected levels of charge-offs; (ix) statements regarding potential changes to laws, regulations or administrative guidance; (x) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives, including the Company’s integration of VCB and transactions to redeem or refinance the Company’s Series A Preferred Stock; and (xi) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

☐	factors that adversely affect our strategic and business initiatives, including the Company’s integration of VCB, and other factors that could impact the business of the combined organization, including, without limitation, changes in the economic or business conditions in the Company’s markets;
☐	our ability and efforts to assess, manage and improve our asset quality;
☐	the strength of the economy in our target market area, as well as general economic, market, political, or business factors;

☐	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers, concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
☐	the effects of our adjustments to the composition of our investment portfolio;
☐	the strength of the Company’s counterparties;
☐	an insufficient allowance for loan losses;
☐	our ability to meet the capital requirements of our regulatory agencies;
☐	changes in laws, regulations and the policies of federal or state regulators and agencies, the implementation of the Basel III capital framework and for calculating risk-weighted assets, and compliance with laws and regulations to which the Company is subject;
☐	adverse reactions in financial markets related to the budget deficit of the United States government;
☐	changes in the interest rates affecting our deposits and loans;
☐	the loss of any of our key employees;
☐	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
☐	changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;
☐	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
☐	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
☐	our ability to maintain internal control over financial reporting;
☐	our ability to realize our deferred tax assets, including in the event we experience an ownership change as defined by Section 382 of the Code;
☐	our ability to raise capital as needed by our business;
☐	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks, to meet our liquidity needs; and
☐	other circumstances, many of which are beyond our control.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions and projections within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance, actions or achievements of the Company will not differ materially from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Readers should not place undue reliance on such statements, which speak only as of the date of this report. The Company does not undertake any steps to update any forward-looking statement that may be made from time to time by it or on its behalf. For additional information on risk factors that could affect the Company's forward-looking statements, see the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and other reports filed with the SEC.

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

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination, such as the Company’s acquisition of VCB, in accordance with the FASB ASC Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between PCI loans and purchased performing loans and are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

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

Goodwill

With the adoption of ASU 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company chose to bypass the preliminary assessment of qualitative impairment factors and completed its annual goodwill impairment test during the fourth quarter of 2014 through the use of an independent third party specialist and determined there was no impairment to be recognized in 2014. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 1. “Financial Statements,” under the heading “Note 5. Deferred Income Taxes” in this Quarterly Report on Form 10-Q and Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 1. Summary of Significant Accounting Policies” and “Note 11. Income Taxes” in the 2014 Form 10-K.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the 2014 Form 10-K.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first three months of 2015, the national and local economies continued to show measured signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million of gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;

•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s trust preferred securities and Series A Preferred Stock, respectively;
•	Redeeming 10,000 shares of the Company’s Series A Preferred Stock in October 2014, and redeeming an additional 5,000 shares of the Company’s Series A Preferred Stock in January 2015, which significantly reduced one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area; and
•	Declaring a dividend of $0.01 per share to holders of the Company’s common stock and Series B Preferred Stock as of March 6, 2015, which was paid on March 20, 2015.

Subsequent to the end of the first quarter of 2015, the Company continued to improve its financial condition and capital and funding position. In April 2015 the Company raised aggregate gross proceeds of $20.0 million through the private placement of fixed-to-floating rate subordinated notes to certain institutional investors, and in May 2015 the Company repurchased for $115 thousand from the Treasury the Warrant the Company issued to the Treasury in connection with the Company’s participation in the Capital Purchase Program. For more detail on these transactions, see Part 1, Item 1 “Financial Statements” under the heading “Note 17. Subsequent Events.”

The Company expects to recognize the continued benefits of these initiatives during the remainder of 2015, including through lower interest expense related to the extinguished FHLB advances, lower dividends paid on the Company’s Series A Preferred Stock, additional interest income and cost savings related to the acquisition of VCB, and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office. During the remainder of 2015 the Company also plans to continue its focus on developing online and mobile banking options and offering these products and services to the Bank’s customers.

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during 2015. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. The Company also intends to complete the repayment of its Series A Preferred Stock during the second quarter of 2015.

Summary of First Quarter 2015 Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014
Net income (1)	$1,609	$1,996
Net income available to common shareholders (1)	$1,389	$1,478
Basic net income per common share	$0.11	$0.12
Diluted net income per common share	$0.08	$0.09
Return on average assets (annualized)	0.48%	0.57%
Return on average common shareholders' equity (annualized)	5.63%	6.64%
Net interest margin (tax equivalent basis) (2)	4.00%	3.93%

(1) The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock.

(2) For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three months ended March 31, 2015 and 2014 contained in "Results of Operations" in this Item 2.

For the three months ended March 31, 2015, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $1.3 million from the same period in 2014, principally due to a $1.6 million increase in interest and fees on loans driven primarily by loans acquired through the acquisition of VCB, partially offset by a decrease in interest on investment securities;
•	Net interest margin (tax equivalent basis) increased 7 basis points to 4.00% during the first quarter of 2015 as compared to 3.93% for the same period in 2014;
•	Increase in salaries and employee benefits of $1.0 million from the same period in 2014, primarily due to increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Operating results were impacted by acquisition accounting adjustments which were recorded in relation to the VCB acquisition. As a result, yields on acquired loans increased and were partially offset by amortization of the core deposit intangible and the time deposit premium. The net accretion attributable to these adjustments was a $178 thousand increase in pretax income;
•	No provision for loan losses was recorded during the first quarter of 2015 compared to $250 thousand for the same period in 2014 due primarily to a decline in the historical loss component of the general reserve. Net charge-offs increased to $363 thousand for the first quarter of 2015 from $111 thousand in the same period of 2014;
•	Increase in nonperforming assets of $1.4 million from December 31, 2014 to March 31, 2015 due primarily to the Company placing several loans (primarily one to four family residential real estate) on nonaccrual status as a result of the continued deteriorating financial condition of the respective borrowers in the first quarter of 2015. No specific reserve was required and therefore did not result in a corresponding increase to the allowance allocated to loans individually evaluated for impairment;
•	Gain of $25 thousand on the sale of available for sale securities during the first quarter of 2015 compared to $380 thousand during the first quarter of 2014. This decrease was primarily due to the sale of a portion of the Company’s previously impaired agency preferred securities (FNMA & FHLMC) during the first quarter of 2014, and the Company did not generate comparable gains on sales of securities during 2015;
•	Expenses related to FDIC insurance premiums declined to $172 thousand, compared to $332 thousand for the same period in 2014, as the Company faced lower FDIC insurance assessment rates following termination of the MOU;
•	Other operating expenses increased $474 thousand during the first quarter of 2015 as compared to the same period in 2014 and were driven primarily by increased costs associated with outsourcing of the Bank’s core information technology processing. Additionally, other operating expenses during the first quarter of 2015 increased as compared to the same period in 2014 due to higher franchise taxes, postage, dues and subscriptions, legal expenses and core deposit intangible amortization expense; and

•	Decrease in the effective dividend on preferred stock of $298 thousand from the same period in 2014. This was primarily due to the redemption of 10,000 shares of the Company’s Series A Preferred Stock on October 15, 2014 and the redemption of another 5,000 shares on January 15, 2015, partially offset by the dividend rate on the Series A Preferred Stock increasing from 5% to 9% in the first quarter of 2014.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits, short-term borrowings and trust preferred debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations and the yield of our interest earning assets compared to our cost of funding these assets.

Net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve policies and the economy. The spread that can be earned between interest earning assets and interest-bearing liabilities is also dependent to a large extent on the slope of the yield curve, which in recent periods has been significantly impacted by initiatives of the Federal Reserve intended to lower long-term interest rates.

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2015 and 2014.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended March 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$213,674	$1,202	2.28%	$241,088	$1,507	2.54%
Restricted securities	7,787	108	5.62%	7,237	102	5.72%
Tax exempt (2)	38,211	375	3.98%	30,269	306	4.10%
Total securities	259,672	1,685	2.63%	278,594	1,915	2.79%
Interest bearing deposits in other banks	6,966	4	0.23%	7,492	4	0.22%
Federal funds sold	277	-	0.00%	143	-	0.00%
Loans, net of unearned income (3)	817,046	10,191	5.06%	678,110	8,550	5.11%
Total earning assets	1,083,961	11,880	4.44%	964,339	10,469	4.40%
Less allowance for loan losses	(12,906)			(14,784)
Total non-earning assets	113,691			99,493
Total assets	$1,184,746			$1,049,048

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$281,337	$254	0.37%	$257,179	$228	0.36%
Savings	91,325	30	0.13%	90,185	30	0.13%
Money market savings	165,751	194	0.47%	119,087	125	0.43%
Large dollar certificates of deposit (4)	109,728	293	1.08%	100,768	301	1.21%
Other certificates of deposit	132,386	280	0.86%	125,092	303	0.98%
Total interest-bearing deposits	780,527	1,051	0.55%	692,311	987	0.58%
Federal funds purchased and repurchase agreements	11,735	18	0.62%	3,218	5	0.63%
Short-term borrowings	82,435	42	0.21%	72,985	35	0.19%
Trust preferred debt	10,310	80	3.15%	10,310	88	3.46%
Total interest-bearing liabilities	885,007	1,191	0.55%	778,824	1,115	0.58%
Noninterest-bearing liabilities
Demand deposits	161,643			129,514
Other liabilities	6,754			4,854
Total liabilities	1,053,404			913,192
Shareholders' equity	131,342			135,856
Total liabilities and shareholders' equity	$1,184,746			$1,049,048

Net interest income (2)		$10,689			$9,354

Interest rate spread (2)(5)			3.89%			3.82%
Interest expense as a percent of average earning assets			0.45%			0.47%
Net interest margin (2)(6)			4.00%			3.93%

Notes:

(1) Yields are annualized and based on average daily balances.

(2) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $115 adjustment for 2015 and a $93 adjustment in 2014.

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

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the first quarter of 2015 increased $1.3 million, or 14.2%, when compared to the first quarter of 2014. The Company’s net interest margin increased to 4.00% for the three months ended March 31, 2015, representing a 7 basis point increase over the Company’s net interest margin for the three months ended March 31, 2014. The most significant factors impacting net interest income during these periods were as follows:

Positive Impacts:

•	Average loan balances increased primarily due to the acquisition of VCB; and
•	Average rates paid on total interest-bearing deposits decreased for the three months ended March 31, 2015. However, higher average interest-bearing deposit balances during the first quarter of 2015 over the comparable 2014 period due to interest-bearing deposits added from the VCB acquisition offset the favorable impacts of the lower rates paid on interest-bearing deposits and drove a slight increase in interest expense attributable to the Company’s deposit portfolio.

Negative Impacts:

•	Decreasing yields on the Company’s loan portfolio; and
•	Decreases in the average balances of and average rates earned on total investment securities for the three months ended March 31, 2015.

Total interest and dividend income

Total interest and dividend income increased 13.4% for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in total interest and dividend income during the three months ended March 31, 2015 was primarily driven by an increase in average loan balances and partially offset by a decrease in average investment securities balances and declines in loan and investment securities yields.

Loans

Average loan balances increased for the three month period ended March 31, 2015, as compared to the same period in 2014, due primarily to the acquisition of VCB loans totaling $101.5 million, net of credit and liquidity marks, the purchase of $27.2 million in performing one to four family residential mortgage loans in the first quarter of 2014, the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014 and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $12.4 million as of March 31, 2015) in the second quarter of 2014. These additions to the Company’s loan portfolio were partially offset by weak loan demand in the Company’s markets as a result of the continuing challenging economic conditions, such that the Company’s average loan balances increased $138.9 million for the three months ended March 31, 2015, as compared to average loan balances for the same period in 2014. In addition, due to the continuing low interest rate environment and competitive pressures, loans were originated during the first quarter of 2015 at much lower yields than seasoned loans in the Company’s loan portfolio, which has contributed significantly to average yields on the loan portfolio declining 5 basis points for the three months ended March 31, 2015, as compared to the same period in 2014. Total average loans were 75.4% of total average interest-earning assets for the three months ended March 31, 2015, compared to 70.3% for the three months ended March 31, 2014.

Investment securities

Average investment securities balances declined 6.8% for the three month period ended March 31, 2015, as compared to the same period in 2014. This decline was the result of the Company moving towards its long term target of the investment securities portfolio comprising 20% of the Company’s total assets, the lack of investment opportunities with acceptable risk-adjusted rates of return and liquidity needs to support our operations and strategic initiatives. The yields on investment securities decreased 16 basis points for the three months ended March 31, 2015, as compared to the same period in 2014, driven by lower interest rates over the comparable period and sales/calls of higher yielding municipal securities since the first quarter of 2014.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the three month period ended March 31, 2015, as compared to the same period in 2014, primarily due to the acquisition of VCB’s interest-bearing deposit liabilities, which totaled $85.6 million.

Borrowings

Average total borrowings increased for the three month period ended March 31, 2015, as compared to the same period in 2014, primarily due to short-term FHLB advances assumed in the VCB acquisition ($8.7 million) and increased repurchase agreement balances related to a significant customer deposit relationship.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest and dividend income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, fees from other general services, earnings from other investments we own in part or in full, gains or losses from investments, and gains or losses on sales of investment securities, loans, and fixed assets.

The following table depicts the components of noninterest income for the three months ended March 31, 2015 and 2014:

Table 3: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$663	$822	$(159)	-19.3%
Debit/credit card fees	363	309	54	17.5%
Gain on sale of available for sale securities, net	25	380	(355)	-93.4%
Gain on sale of bank premises and equipment	3	5	(2)	-40.0%
Other operating income	465	376	89	23.7%
Total noninterest income	$1,519	$1,892	$(373)	-19.7%

Key changes in the components of noninterest income for the three months ended March 31, 2015, as compared to the same period in 2014, are discussed below:

•	Service charges and fees on deposit accounts declined due to decreases in service charge and overdraft activity on checking accounts;
•	Debit/credit card fees increased primarily due to an increase in debit card fees driven by the acquisition of VCB and a higher utilization rate of debit cards by our customer base;
•	Gain on sale of available for sale securities, net decreased as the Company recognized gains during the first quarter of 2014 primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA & FHLMC), and the Company did not generate comparable gains during 2015; and
•	Other operating income increased primarily due to higher earnings from the Bank’s subsidiaries, its investment in Bankers Insurance, LLC and bank owned life insurance policies, partially offset by higher losses from the Bank’s investments in Housing Equity Funds. Additionally, other operating income includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC (acquired 4.9% ownership on May 15, 2014) and Bankers Title, LLC (acquired 6.0% ownership on October 1, 2014).

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following table depicts the components of noninterest expense for the three months ended March 31, 2015 and 2014:

Table 4: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$5,590	$4,586	$1,004	21.9%
Occupancy and equipment expenses	1,521	1,319	202	15.3%
Telephone	197	211	(14)	-6.6%
FDIC expense	172	332	(160)	-48.2%
Consultant fees	405	343	62	18.1%
Collection, repossession and other real estate owned	89	67	22	32.8%
Marketing and advertising	321	167	154	92.2%
Loss (gain) on sale of other real estate owned	32	(13)	45	346.2%
Impairment losses on other real estate owned	5	5	-	0.0%
Other operating expenses	1,635	1,161	474	40.8%
Total noninterest expenses	$9,967	$8,178	$1,789	21.9%

Key changes in the components of noninterest expense for the three months ended March 31, 2015, as compared to the same period in 2014, are discussed below:

•	Salaries and employee benefits increased due to annual merit salary increases, increased restricted stock compensation expense, increased bonuses, commissions and other incentive compensation, higher group term insurance costs and valuation adjustments related to pension plan liabilities, partially offset by an increase in deferred compensation on loan originations and reduced expense related to paid time off accrual adjustments. Additionally, the Bank incurred higher personnel costs associated with increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Occupancy and equipment expenses increased primarily due to depreciation expense associated with certain acquired VCB assets and increased rent and real estate tax expenses related to the acquired VCB branch locations;
•	FDIC insurance expense decreased due to lower base assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the MOU in March 2014, and corresponding decreases in FDIC insurance assessment rates;
•	Collection, repossession and other real estate owned expenses increased due to increases in carrying balances of and costs associated with other real estate owned and classified assets;
•	Marketing and advertising expenses increased due to the timing of campaigns and costs associated with the acquisition of VCB;
•	Loss (gain) on the sale of other real estate owned increased primarily due to the resolution and disposition of a distressed property that was sold during the first quarter of 2015; and
•	Other operating expenses increased primarily due to elevated costs associated with outsourcing of the Bank’s core information technology processing. Other operating expenses also increased due to higher franchise taxes, postage, dues and subscriptions, legal expenses and core deposit intangible amortization expense and costs associated with the acquisition of VCB.

Income Taxes

The Company recorded income tax expense of $517 thousand for the three months ended March 31, 2015, as compared to $729 thousand for the same period of 2014, reflecting a $212 thousand decrease in income tax expense.

The decrease in income tax expense from the first quarter of 2014 to the same period of 2015 was primarily the result of the Company’s pretax income decreasing by $599 thousand to $2.1 million for the three months ended March 31, 2015 as compared to $2.7 million for the same period of 2014.

The effective tax rate for the three months ended March 31, 2015 and 2014 was 24.3% and 26.8%, respectively. The decrease in the effective tax rate from the first quarter of 2014 to the same period in 2015 is primarily related to increased tax-exempt interest income on the investment portfolio and tax-exempt bank owned life insurance income as a percentage of pre-tax income.

Asset Quality

Provision and Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as probable credit losses inherent in the loan portfolio, and is based on periodic evaluations of the collectability and historical loss experience of loans. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Average loans outstanding*	$817,046	$678,110
Allowance for loan losses, January 1	$13,021	$14,767
Charge-offs:
Commercial, industrial and agricultural	-	(213)
Real estate - one to four family residential:
Closed end first and seconds	(285)	(77)
Home equity lines	(108)	(54)
Real estate - construction:
One to four family residential	(1)	-
Consumer	(1)	(13)
Other	(12)	(15)
Total loans charged-off	(407)	(372)
Recoveries:
Commercial, industrial and agricultural	9	11
Real estate - one to four family residential:
Closed end first and seconds	7	205
Home equity lines	4	2
Real estate - construction:
One to four family residential	1	5
Other construction, land development and other land	-	1
Real estate - non-farm, non-residential:
Non-owner occupied	-	2
Consumer	18	28
Other	5	7
Total recoveries	44	261
Net charge-offs	(363)	(111)
Provision for loan losses	-	250
Allowance for loan losses, March 31	$12,658	$14,906
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.55%	2.18%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.18%	0.07%

*Net of unearned income and includes nonaccrual loans.

No provision for loan losses was recorded during the first quarter of 2015 compared to $250 thousand for the same period in 2014.  The allowance for loan losses totaled $12.7 million at March 31, 2015, representing a decline of $364 thousand from December 31, 2014 and a decline of $2.2 million from March 31, 2014.  The decline in the allowance for loan losses from December 31, 2014 was primarily due to a decline in loan balances and charge offs of loans for which the Company had specifically reserved.  Impaired loans increased approximately $3.3 million from December 31, 2014, primarily due to the deteriorating financial condition of two large commercial borrowers.  As appropriate, the Company applied specific reserves against these impaired loans.  The decline in the allowance for loan losses from March 31, 2014 was due to improvements in economic and financial market conditions, both nationally and in the Company’s markets, that improved the general allowance for loan losses and improvements in the Company’s asset quality.  Additionally, due to purchase accounting related to the Company’s acquisition of VCB, the Company recorded these loans at fair value at the effective time of the acquisition, and any allowances for loan losses previously established by VCB were not recorded on the Company’s financial statements.  Net charge-offs for the three months ended March 31, 2015 were $363 thousand, compared to $111 thousand for the same period of 2014.  This represents, on an annualized basis, 0.18% of average loans outstanding for the three months ended March 31, 2015 and 0.07% of average loans outstanding for the same period of 2014.

The allowance for loan losses at March 31, 2015 was $12.7 million, compared with $13.0 million at December 31, 2014. This represented 1.55% of period end loans at March 31, 2015, compared with 1.59% of year end loans at December 31, 2014.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2015		2014
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,268	9.88%	$1,168	10.37%
Real estate - one to four family residential:
Closed end first and seconds	1,720	29.32%	1,884	28.86%
Home equity lines	2,016	13.47%	1,678	13.42%
Real estate - multifamily residential	84	3.01%	89	3.07%
Real estate - construction:
One to four family residential	258	1.91%	235	2.40%
Other construction, land development and other land	2,681	5.25%	2,670	4.34%
Real estate - farmland	126	0.96%	144	1.15%
Real estate - non-farm, non-residential:
Owner occupied	2,035	19.67%	2,416	19.22%
Non-owner occupied	1,678	11.95%	1,908	12.77%
Consumer	263	1.85%	305	1.94%
Other	529	2.73%	524	2.46%
Total allowance for loan losses	$12,658	100.00%	$13,021	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2015 and December 31, 2014 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of March 31, 2015, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2015 and the year ended December 31, 2014:

Table 7: Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Nonaccrual loans*	$7,940	$6,622	$1,318	19.9%
Loans past due 90 days and accruing interest	240	53	187	352.8%
Total nonperforming loans	$8,180	$6,675	1,505	22.5%
Other real estate owned	1,755	1,838	(83)	-4.5%
Total nonperforming assets	$9,935	$8,513	$1,422	16.7%

Nonperforming assets to total loans and other real estate owned	1.21%	1.04%
Allowance for loan losses to nonaccrual loans	159.41%	196.63%
Annualized net charge-offs to average loans for the period	0.18%	0.28%
Allowance for loan losses to period end loans	1.55%	1.59%

* Includes $3.7 million and $3.4 million in nonaccrual TDRs at March 31, 2015 and December 31, 2014, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2015 and 2014:

Table 8: OREO Changes

	March 31,
(dollars in thousands)	2015	2014	Change $	Change %
Balance at the beginning of period, gross	$1,914	$1,054	$860	81.6%
Transfers from loans	384	136	248	182.4%
Capitalized costs	1	-	1	100.0%
Sales proceeds	(431)	(387)	(44)	-11.4%
Previously recognized impairment losses on disposition	(78)	(53)	(25)	-47.2%
(Loss) gain on disposition	(32)	13	(45)	346.2%
Balance at the end of period, gross	1,758	763	995	130.4%
Less valuation allowance	(3)	(206)	203	98.5%
Balance at the end of period, net	$1,755	$557	$1,198	215.1%

Table 9: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2015	2014
Balance at the beginning of period	$76	$254
Valuation allowance	5	5
Charge-offs	(78)	(53)
Balance at the end of period	$3	$206

Nonperforming assets were $9.9 million or 1.21% of total loans and other real estate owned at March 31, 2015 compared to $8.5 million or 1.04% at December 31, 2014. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to historical levels, which is 159.41% of nonaccrual loans at March 31, 2015, compared to 196.63% at December 31, 2014. Nonperforming loans increased $1.5 million or 22.5% during the three months ended March 31, 2015 to $8.2 million, primarily due to increases in nonaccrual loans.

Nonaccrual loans were $7.9 million at March 31, 2015, an increase of approximately $1.3 million or 19.9% from $6.6 million at December 31, 2014. Of the current $7.9 million in nonaccrual loans, $7.6 million or 95.7% is secured by real estate in our market area. Of these real estate secured loans, $5.2 million are one to four family residential real estate, $1.5 million are commercial properties, $590 thousand are farmland, and $297 thousand are real estate construction. Nonaccrual loans increased $1.3 million during the first quarter of 2015 primarily due to the Company placing loans (primarily one to four family residential real estate) on nonaccrual status as a result of the continued deteriorating financial condition of the respective borrowers.

Other real estate owned, net of valuation allowance at March 31, 2015 was $1.8 million, a decrease of approximately $83 thousand or 4.5% from December 31, 2014. The balance of other real estate owned at March 31, 2015 was comprised of 11 properties of which $1.1 million are residential real estate, $92 thousand are real estate construction properties and $553 thousand are commercial properties. During the three months ended March 31, 2015, new foreclosures included six properties totaling $384 thousand transferred from loans. Sales of six other real estate owned properties for the three months ended March 31, 3015 resulted in a net loss of $32 thousand. Subsequent to March 31, 2015, two properties were sold resulting in a net loss of approximately $17 thousand that will be recognized in the second quarter of 2015. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $5 thousand in its consolidated statements of income for both the three months ended March 31, 2015 and 2014, due to valuation adjustments on other real estate owned properties. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at March 31, 2015 and December 31, 2014 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

At March 31, 2015, the balance of impaired loans was $38.8 million, for which there were specific valuation allowances of $5.1 million. At December 31, 2014, the balance of impaired loans was $36.4 million, for which there were specific valuation allowances of $5.3 million. The average balance of impaired loans was $36.6 million for the three months ended March 31, 2015, compared to $40.0 million for the year ended December 31, 2014. Impaired loans increased by approximately $2.4 million from December 31, 2014 to March 31, 2015, primarily due to the deteriorating financial condition of two large commercial relationships. The Company’s balance of impaired loans remains elevated over historical levels as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at March 31, 2015 and December 31, 2014:

Table 10: Troubled Debt Restructurings (TDRs)

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Performing TDRs	$14,881	$15,223	$(342)	-2.2%
Nonperforming TDRs*	3,685	3,438	247	7.2%
Total TDRs	$18,566	$18,661	$(95)	-0.5%

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

Financial Condition

Summary

At March 31, 2015, the Company had total assets of $1.19 billion, an increase of approximately $12.2 million or 1.0% from $1.18 billion at December 31, 2014. The increase in total assets was principally the result of increases in investment securities principally funded by continued deposit growth. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Total assets	$1,194,158	$1,181,972	$12,186	1.0%
Cash and short-term investments	14,130	14,024	106	0.8%
Interest bearing deposits with banks	11,772	5,272	6,500	123.3%
Securities available for sale, at fair value	225,797	214,011	11,786	5.5%
Securities held to maturity, at carrying value	31,495	32,163	(668)	-2.1%
Restricted securities, at cost	7,415	7,533	(118)	-1.6%
Total loans	816,207	820,569	(4,362)	-0.5%
Deferred income taxes, net	16,266	17,529	(1,263)	-7.2%
Other real estate owned, net	1,755	1,838	(83)	-4.5%
Bank owned life insurance	24,618	24,463	155	0.6%
Total deposits	958,157	939,254	18,903	2.0%
Total borrowings	97,722	102,013	(4,291)	-4.2%
Total shareholders' equity	131,958	134,274	(2,316)	-1.7%

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

Table 12: Investment Securities

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Available for Sale (at Fair Value):
Obligations of U.S. Government agencies	$14,874	$14,569	$305	2.1%
SBA Pool securities	71,747	74,799	(3,052)	-4.1%
Agency mortgage-backed securities	33,728	28,629	5,099	17.8%
Agency CMO securities	46,485	39,215	7,270	18.5%
Non agency CMO securities	780	828	(48)	-5.8%
State and political subdivisions	58,128	55,926	2,202	3.9%
FNMA and FHLMC preferred stock	55	45	10	22.2%
Total	$225,797	$214,011	$11,786	5.5%

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$11,886	$11,993	$(107)	-0.9%
State and political subdivisions	19,609	20,170	(561)	-2.8%
Total	$31,495	$32,163	$(668)	-2.1%

Total investment securities were $258.8 million at March 31, 2015, reflecting an increase of $11.4 million or 4.6% from $247.4 million at December 31, 2014. The increase in the investment portfolio during the first three months of 2015 was the result of investing excess liquidity that resulted from increases in total deposits and a decline in loan balances during the quarter.

During the first three months of 2015, the Company primarily invested in Agency mortgage-backed securities, Agency CMO securities and securities issued by State and political subdivisions. The Company increased its investments in Agency mortgage-backed securities and Agency CMO securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. The increased investment in securities issued by State and political subdivisions was due to the related tax benefits and the higher yield offered by these securities. In addition, the Company decreased its investments in SBA Pool securities in order to diversify its securities portfolio and target investments with a higher risk-adjusted rate of return. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of March 31, 2015 and December 31, 2014, our investment portfolio was 21.6% and 20.8%, respectively, of total assets.

The available for sale portfolio had an unrealized (loss), net of tax benefit, of ($19) thousand at March 31, 2015 compared with an unrealized (loss), net of tax benefit, of ($1.5) million at December 31, 2014. These unrealized (losses) as of March 31, 2015 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which declined during the first three months of 2015 causing bond prices to increase and thereby reduce the amount of unrealized losses.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $816.2 million at March 31, 2015, a decrease of approximately $4.4 million, or 0.5%, from $820.6 million at December 31, 2014. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Commercial, industrial and agricultural	$80,607	$85,119	$(4,512)	-5.3%
Real estate - one to four family residential:
Closed end first and seconds	239,261	236,761	2,500	1.1%
Home equity lines	109,968	110,100	(132)	-0.1%
Total real estate - one to four family residential	349,229	346,861	2,368	0.7%
Real estate - multifamily residential	24,543	25,157	(614)	-2.4%
Real estate - construction:
One to four family residential	15,552	19,698	(4,146)	-21.0%
Other construction, land development and other land	42,920	35,591	7,329	20.6%
Total real estate - construction	58,472	55,289	3,183	5.8%
Real estate – farmland	7,861	9,471	(1,610)	-17.0%
Real estate - non-farm, non-residential:
Owner occupied	160,563	157,745	2,818	1.8%
Non-owner occupied	97,537	104,827	(7,290)	-7.0%
Total real estate - non-farm, non-residential	258,100	262,572	(4,472)	-1.7%
Consumer	15,123	15,919	(796)	-5.0%
Other	22,272	20,181	2,091	10.4%
Total loans	$816,207	$820,569	$(4,362)	-0.5%

The decrease in loans during the first three months of 2015 was primarily due to weak loan demand in the Company’s rural markets, primarily on the consumer side, as a result of the continuing challenging economic conditions and competitive pressures for commercial loans, especially in the Richmond and Tidewater markets, given the continuing low interest rate environment. In addition, the natural amortization of the portfolio as well as early payment curtailments on outstanding credits contributed to the overall decrease in loans.

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

Total deposits were $958.2 million as of March 31, 2015, an increase of approximately $18.9 million or 2.0% from $939.3 million as of December 31, 2014. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	March 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Noninterest-bearing demand deposits	$169,976	$162,328	$7,648	4.7%

Interest-bearing deposits:
Checking	288,539	277,937	10,602	3.8%
Savings deposits	93,761	89,849	3,912	4.4%
Money market savings	166,741	162,794	3,947	2.4%
Time deposits $100 thousand and over	135,322	136,977	(1,655)	-1.2%
Other time deposits	103,818	109,369	(5,551)	-5.1%
Total interest-bearing deposits	788,181	776,926	11,255	1.4%
Total deposits	$958,157	$939,254	$18,903	2.0%

During the first three months of 2015, the Company’s deposits increased due to customer growth and cyclical increases in deposit balances, partially offset by a decline in brokered certificates of deposit. Additionally, the Company believes the increase in our noninterest-bearing deposits as well as our lower cost non-maturity interest-bearing deposits is the result of customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty in general. At March 31, 2015 and December 31, 2014, the Company had $38.6 million and $55.7 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $97.7 million at March 31, 2015, a decrease of approximately $4.3 million or 4.2% from $102.0 million at December 31, 2014. The decrease in borrowings was primarily driven by a reduction in repurchase agreements, specifically repurchase agreements with customers. The Company will continue to consider lower cost, short-term borrowings as a favorable funding option and may use these funding sources in connection with executing the Company’s strategic initiatives during the remainder of 2015.

On April 22, 2015, the Company completed a private placement of $20.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes to certain institutional accredited investors. Unless earlier redeemed, the notes mature on May 1, 2025 and bear interest at a fixed rate of 6.50% per year, from and including April 22, 2015 to but excluding May 1, 2020. From and including May 1, 2020 to the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per year equal to the then current three month LIBOR rate plus 502 basis points. The subordinated notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Off-Balance Sheet Arrangements

As of March 31, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2014 Form 10-K.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2014 Form 10-K.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. We also use other short- and long-term borrowings to provide additional liquidity when available on terms favorable to the Company, including entering into repurchase agreements with customers and issuing subordinated debt and notes. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets and available borrowing capacity under certain of our borrowing sources. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital market transactions, the proceeds of which could provide additional liquidity for operations.

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

Cash, cash equivalents and federal funds sold totaled $26.0 million as of March 31, 2015 compared to $19.6 million as of December 31, 2014. At March 31, 2015, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $200.6 million or 16.8% of total assets, compared to $179.9 million or 15.2% of total assets at December 31, 2014.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $3.1 million, net cash used in investing activities was $5.9 million and net cash provided by financing activities was $9.1 million for the three months ended March 31, 2015. Combined, this contributed to a $6.4 million increase in cash and cash equivalents for the three months ended March 31, 2015.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $221.1 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $75.6 million at March 31, 2015. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $59.7 million at March 31, 2015.

As of March 31, 2015, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2015, the Company has no material commitments or long-term debt for capital expenditures.

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

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of these final rules, see Part I, Item 1 under the heading “Regulation and Supervision – Capital Requirements” included in the 2014 Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2015, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of March 31, 2015 and December 31, 2014 are presented under Item 1. “Financial Statements,” under the heading “Note 14. Capital Requirements.”

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the three months ended March 31, 2015 and 2014, no cash dividends have been paid from the Bank to the Company.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

For the three months ended March 31, 2015, the Company paid a $0.01 cash dividend to common shareholders and the holders of the Company’s Series B Preferred Stock in January 2015, as compared to paying no cash dividend in the same period of 2014.

From February 2011 to May 2014, the Company deferred dividend payments on its Series A Preferred Stock. On August 15, 2014, the Company paid dividends of $5.5 million, including both current and accumulated but unpaid dividends on its Series A Preferred Stock, and has paid all subsequent dividends on the Series A Preferred Stock as due pursuant to the terms of the Series A Preferred Stock. The Company intends to effectuate repayment of the remaining Series A Preferred Stock through one or more transactions during the second quarter of 2015.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. The primary effect of inflation on the Company’s operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are significantly impacted by changes in the inflation rate, they do not necessarily change at the same time or in the same magnitude as the inflation rate. For additional information, see the Company’s 2014 10-K in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Impact of Inflation and Changing Prices.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s 2014 Form 10-K.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2015 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2014 Form 10-K. These risk factors could materially affect our business, financial condition or future results.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock under the program.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended March 31, 2015.

(dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	-	$-	-	-
February 1, 2015 - February 28, 2015	-	-	-	-
March 1, 2015 - March 31, 2015	384	6.26	-	-
Total (1)	384	$6.26	-	684,946 shares

(1) These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares of the Company’s common stock. Accordingly, these shares are not included in the calculation of shares that may yet be purchased under the publicly announced repurchase program.

In connection with the MOU with the Reserve Bank and the Bureau, as previously described, the Company was subject to additional limitations and regulatory restrictions and could not purchase or redeem shares of its stock without prior regulatory approval. The MOU was terminated effective March 13, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014 by and among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
4.3	Indenture, dated April 22, 2015, by and between Eastern Virginia Bankshares, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 24, 2015).
4.4	Forms of 6.50% Subordinated Note due 2025 (included as Exhibit A-1 and Exhibit A-2 in Exhibit 4.3 filed with, and incorporated herein by reference to, the Company’s Current Report on Form 8-K filed April 24, 2015).
10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015, between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).
10.25	Description of Annual Bonus Plan for Key Executives (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 31, 2015).
10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	May 14, 2015	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2015	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

