Form 10-Q
period 2015-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2015-08-14
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Hospital Road, Tappahannock, Virginia	22560
(Address of principal executive office)	(Zip Code)

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

The number of shares of the registrant’s Common Stock outstanding as of August 12, 2015 was 13,029,550.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014*
	(unaudited)
Assets:
Cash and due from banks	$14,416	$14,024
Interest bearing deposits with banks	6,467	5,272
Federal funds sold	-	334
Securities available for sale, at fair value	227,932	214,011
Securities held to maturity, at carrying value (fair value of $31,542 and $33,367, respectively)	30,671	32,163
Restricted securities, at cost	8,118	7,533
Loans, net of allowance for loan losses of $12,287 and $13,021, respectively	828,423	807,548
Deferred income taxes, net	16,937	17,529
Bank premises and equipment, net	28,628	27,433
Accrued interest receivable	3,990	4,013
Other real estate owned, net of valuation allowance of $3 and $76, respectively	1,344	1,838
Goodwill	17,085	17,085
Bank owned life insurance	24,786	24,463
Other assets	10,394	8,726
Total assets	$1,219,191	$1,181,972

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$178,844	$162,328
Interest-bearing deposits	778,378	776,926
Total deposits	957,222	939,254
Federal funds purchased and repurchase agreements	8,489	14,885
Short-term borrowings	94,605	76,818
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,140	-
Accrued interest payable	530	316
Other liabilities	6,986	6,115
Total liabilities	1,097,282	1,047,698

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued:
Series A; $1,000 stated value per share, 0 and 14,000 shares fixed rate cumulative perpetual preferred in 2015 and 2014, respectively	-	14,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,023,550 and 12,978,934 including 138,092 and 104,142 nonvested shares in 2015 and 2014, respectively	25,771	25,750
Surplus	48,797	47,339
Retained earnings	41,494	39,290
Warrant	-	1,481
Accumulated other comprehensive loss, net	(4,633)	(4,066)
Total shareholders' equity	121,909	134,274

Total liabilities and shareholders' equity	$1,219,191	$1,181,972

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$10,382	$8,562
Interest on investments:
Taxable interest income	1,185	1,338
Tax exempt interest income	268	204
Dividends	96	89
Interest on deposits with banks	4	4
Total interest and dividend income	11,935	10,197
Interest Expense
Deposits	934	978
Federal funds purchased and repurchase agreements	13	5
Short-term borrowings	37	36
Junior subordinated debt	81	88
Senior subordinated debt	264	-
Total interest expense	1,329	1,107
Net interest income	10,606	9,090
Provision for Loan Losses	-	-
Net interest income after provision for loan losses	10,606	9,090
Noninterest Income
Service charges and fees on deposit accounts	673	837
Debit/credit card fees	442	378
Gain on sale of available for sale securities, net	26	109
(Loss) on sale of bank premises and equipment	(30)	-
Other operating income	421	315
Total noninterest income	1,532	1,639
Noninterest Expenses
Salaries and employee benefits	5,523	4,748
Occupancy and equipment expenses	1,392	1,267
Telephone	210	211
FDIC expense	254	305
Consultant fees	546	279
Collection, repossession and other real estate owned	126	89
Marketing and advertising	347	270
(Gain) loss on sale of other real estate owned	(6)	28
Impairment losses on other real estate owned	-	6
Other operating expenses	1,807	1,316
Total noninterest expenses	10,199	8,519
Income before income taxes	1,939	2,210
Income Tax Expense	432	555
Net Income	$1,507	$1,655
Effective dividend on Series A Preferred Stock	166	541

Net income available to common shareholders	$1,341	$1,114

Net income per common share: basic	$0.07	$0.06
Net income per common share: diluted	$0.07	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2015	2014
Net income	$1,507	$1,655
Other comprehensive (loss) income, net of tax:
Unrealized securities (losses) gains arising during period (net of tax, ($1,066) and $893, respectively)	(2,070)	1,732
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $19 and $26, respectively)	38	52
Less: reclassification adjustment for securities gains included in net income (net of tax, $8 and $37, respectively)	(18)	(72)
Other comprehensive (loss) income	(2,050)	1,712
Comprehensive (loss) income	$(543)	$3,367

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$20,573	$17,112
Interest on investments:
Taxable interest income	2,387	2,845
Tax exempt interest income	528	417
Dividends	204	191
Interest on deposits with banks	8	8
Total interest and dividend income	23,700	20,573
Interest Expense
Deposits	1,985	1,965
Federal funds purchased and repurchase agreements	31	10
Short-term borrowings	79	71
Junior subordinated debt	161	176
Senior subordinated debt	264	-
Total interest expense	2,520	2,222
Net interest income	21,180	18,351
Provision for Loan Losses	-	250
Net interest income after provision for loan losses	21,180	18,101
Noninterest Income
Service charges and fees on deposit accounts	1,336	1,659
Debit/credit card fees	805	687
Gain on sale of available for sale securities, net	51	489
(Loss) gain on sale of bank premises and equipment	(27)	5
Other operating income	886	691
Total noninterest income	3,051	3,531
Noninterest Expenses
Salaries and employee benefits	11,113	9,334
Occupancy and equipment expenses	2,913	2,586
Telephone	407	422
FDIC expense	426	637
Consultant fees	951	622
Collection, repossession and other real estate owned	215	156
Marketing and advertising	668	437
Loss on sale of other real estate owned	26	15
Impairment losses on other real estate owned	5	11
Other operating expenses	3,442	2,477
Total noninterest expenses	20,166	16,697
Income before income taxes	4,065	4,935
Income Tax Expense	949	1,284
Net Income	$3,116	$3,651
Effective dividend on Series A Preferred Stock	386	1,059

Net income available to common shareholders	$2,730	$2,592

Net income per common share: basic	$0.15	$0.15
Net income per common share: diluted	$0.15	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Net income	$3,116	$3,651
Other comprehensive (loss) income, net of tax:
Unrealized securities (losses) gains arising during period (net of tax, ($308) and $2,248, respectively)	(597)	4,364
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $33 and $41, respectively)	64	80
Less: reclassification adjustment for securities gains included in net income (net of tax, $17 and $166, respectively)	(34)	(323)
Other comprehensive (loss) income	(567)	4,121
Comprehensive income	$2,549	$7,772

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2015 and 2014

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income					3,651		3,651
Other comprehensive income						4,121	4,121
Stock based compensation				39			39
Restricted common stock vested	30	-	-	(30)	-	-	-
Balance, June 30, 2014	$23,608	$25,481	$10,480	$42,706	$43,232	$(4,747)	$140,760

Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274
Net income					3,116		3,116
Other comprehensive (loss)						(567)	(567)
Cash dividends - preferred, Series A					(547)		(547)
Cash dividends - preferred, Series B					(105)		(105)
Cash dividends - common ($0.02 per share)					(260)		(260)
Repurchase of preferred stock		(14,000)					(14,000)
Repurchase of common stock	(1)						(1)
Repurchase of warrants		(1,481)		1,366			(115)
Stock based compensation				114			114
Restricted common stock vested	22	-	-	(22)	-	-	-
Balance, June 30, 2015	$25,771	$-	$10,480	$48,797	$41,494	$(4,633)	$121,909

(1) For the purposes of this table, Preferred Stock Series A includes the effect of the warrant (prior to its repurchase by the Company during the second quarter of 2015) issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$3,116	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	250
Depreciation and amortization	1,250	1,048
Stock based compensation	114	39
Amortization of debt issuance costs	15	-
Net accretion of certain acquisition related fair value adjustments	(402)	-
Net amortization of premiums and accretion of discounts on investment securities, net	1,506	1,626
(Gain) on sale of securities available for sale transactions, net	(51)	(489)
Loss (gain) on sale of bank premises and equipment	27	(5)
Loss on sale of other real estate owned	26	15
Impairment losses on other real estate owned	5	11
Loss on LLC investments	145	23
Earnings on life insurance policies	(323)	(274)
Net change in:
Accrued interest receivable	23	131
Other assets	(1,942)	(1,294)
Accrued interest payable	214	(983)
Other liabilities	1,756	1,108
Net cash provided by operating activities	5,479	4,857
Investing Activities:
Purchase of securities available for sale	(48,580)	(17,000)
Purchase of securities held to maturity	(22)	-
Purchase of restricted securities	(4,347)	(5,228)
Purchases of bank premises and equipment	(2,727)	(1,127)
Improvements to other real estate owned	(1)	-
Net change in loans	(21,363)	(41,484)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	12,537	9,053
Maturities, calls, and paydowns of securities held to maturity	1,351	1,248
Sale of securities available for sale	19,970	20,527
Sale of restricted securities	3,762	3,547
Sale of bank premises and equipment	255	5
Sale of other real estate owned	1,548	462
Net cash used in investing activities	(37,617)	(29,997)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	33,650	(13,723)
Time deposits	(15,747)	787
Federal funds purchased and repurchase agreements	(6,396)	473
Short-term borrowings	17,787	34,820
Senior subordinated debt	20,000	-
Debt issuance costs	(875)	-
Repurchase of preferred stock	(14,000)	-
Repurchase of common stock	(1)	-
Repurchase of warrants	(115)	-
Dividends paid - preferred, Series A	(547)	-
Dividends paid - preferred, Series B	(105)	-
Dividends paid - common	(260)	-
Net cash provided by financing activities	33,391	22,357
Net increase (decrease) in cash and cash equivalents	1,253	(2,783)
Cash and cash equivalents, December 31	19,630	19,346
Cash and cash equivalents, June 30	$20,883	$16,563
Supplemental disclosure:
Interest paid	$2,306	$3,205
Supplemental disclosure of noncash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(956)	$6,123
Loans transferred to other real estate owned	$(1,084)	$(289)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at four retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $3 thousand, which is adjustable on a quarterly basis.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification (“ASC”) and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued, and as such, the Company adopted ASU 2015-03 in the second quarter of 2015. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

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

			As Recorded
	As Recorded	Fair Value	by the
(dollars in thousands)	by VCB	Adjustments	Company
Consideration paid:
Cash			$6,688
EVBS common stock			6,676
Total consideration paid			$13,364

Identifiable assets acquired:
Cash and due from banks	$1,377	$-	$1,377
Interest bearing deposits with banks	249	-	249
Securities available for sale, at fair value	11,277	-	11,277
Restricted securities, at cost	557	-	557
Loans	103,791	(2,322)	101,469
Deferred income taxes	-	3,513	3,513
Bank premises and equipment	7,020	(1,044)	5,976
Accrued interest receivable	344	-	344
Other real estate owned	211	(108)	103
Core deposit intangible	-	1,010	1,010
Bank owned life insurance	2,742	-	2,742
Other assets	243	-	243
Total identifiable assets acquired	127,811	1,049	128,860

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	18,797	-	18,797
Interest-bearing deposits	85,791	(149)	85,642
Federal funds purchased and repurchase agreements	3,119	-	3,119
Federal Home Loan Bank advances	8,650	-	8,650
Accrued interest payable	30	-	30
Other liabilities	373	-	373
Total identifiable liabilities assumed	116,760	(149)	116,611

Net identifiable assets acquired	$11,051	$1,198	$12,249

Goodwill resulting from acquisition			$1,115

The following table illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2014. The unaudited combined pro forma revenue and net income combines the historical results of VCB with the Company's consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2014. Acquisition related expenses of $168 thousand and $224 thousand were included in the Company's actual consolidated statements of income for the three and six months ended June 30, 2015, respectively, but were excluded from the unaudited pro forma information listed below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited	Unaudited	Unaudited
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$10,606	$10,066	$21,180	$20,554
Net income	1,675	1,232	3,340	2,804

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at June 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$13,491	$-	$410	$13,081
SBA Pool securities	71,966	114	1,073	71,007
Agency residential mortgage-backed securities	19,731	53	384	19,400
Agency commercial mortgage-backed securities	6,574	-	87	6,487
Agency CMO securities	53,589	285	720	53,154
Non agency CMO securities	670	34	-	704
State and political subdivisions	65,102	301	1,313	64,090
FNMA and FHLMC preferred stock	2	7	-	9
Total	$231,125	$794	$3,987	$227,932

(dollars in thousands)	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$14,991	$-	$422	$14,569
SBA Pool securities	76,469	70	1,740	74,799
Agency residential mortgage-backed securities	28,740	208	319	28,629
Agency CMO securities	39,343	302	430	39,215
Non agency CMO securities	820	11	3	828
State and political subdivisions	55,877	510	461	55,926
FNMA and FHLMC preferred stock	7	38	-	45
Total	$216,247	$1,139	$3,375	$214,011

(dollars in thousands)	June 30, 2015
		Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,814	$71	$11,743	$338	$-	$12,081
State and political subdivisions	19,484	556	18,928	536	3	19,461
Total	$31,298	$627	$30,671	$874	$3	$31,542

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2014
		Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$12,073	$80	$11,993	$294	$-	$12,287
State and political subdivisions	20,814	644	20,170	928	18	21,080
Total	$32,887	$724	$32,163	$1,222	$18	$33,367

*Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at June 30, 2015 or December 31, 2014. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive (Loss) and is being accreted over the remaining life of the securities as an adjustment to interest income. At June 30, 2015, the Company’s mortgage-backed securities consisted of commercial and residential mortgage-backed securities. The Company’s mortgage-backed securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

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

The amortized cost, carrying value and estimated fair values of securities at June 30, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	June 30, 2015
	Amortized Cost	Fair Value

Available for Sale:
Due in one year or less	$2,378	$2,327
Due after one year through five years	82,927	82,425
Due after five years through ten years	136,796	134,357
Due after ten years	9,024	8,823
Total	$231,125	$227,932

(dollars in thousands)	June 30, 2015
	Carrying Value	Fair Value

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	21,379	22,005
Due after five years through ten years	8,545	8,791
Due after ten years	747	746
Total	$30,671	$31,542

Proceeds from the sales of securities available for sale for the six months ended June 30, 2015 and 2014 were $20.0 million and $20.5 million, respectively. Net realized gains on the sales of securities available for sale for the six months ended June 30, 2015 and 2014 were $51 thousand and $489 thousand, respectively. Proceeds from maturities, calls and paydowns of securities available for sale for the six months ended June 30, 2015 and 2014 were $12.5 million and $9.1 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity for the six months ended June 30, 2015 and 2014 were $1.4 million and $1.2 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Securities with an aggregate book value of $50.6 million and an aggregate fair value of $51.3 million were pledged at June 30, 2015. Securities with an aggregate book value of $86.9 million and an aggregate fair value of $87.1 million were pledged at December 31, 2014.

Securities in an unrealized loss position at June 30, 2015, by duration of the period of the unrealized loss, are shown below:

	June 30, 2015
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$4,385	$110	$8,696	$300	$13,081	$410
SBA Pool securities	9,137	48	50,950	1,025	60,087	1,073
Agency residential mortgage-backed securities	7,619	111	9,967	273	17,586	384
Agency commercial mortgage-backed securities	6,487	87	-	-	6,487	87
Agency CMO securities	25,483	418	8,720	302	34,203	720
State and political subdivisions	41,816	960	9,258	356	51,074	1,316
Total	$94,927	$1,734	$87,591	$2,256	$182,518	$3,990

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

Based on the Company’s evaluation, management does not believe any unrealized losses at June 30, 2015, represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. During 2014 and the first three months of 2015, interest rates had fallen, specifically in the middle and long-end of the yield curve, which had caused bond prices to rise and thereby reduced the amount of unrealized losses. However, during the second quarter of 2015, interest rates generally increased which caused bond prices to decline, which in turn increased the amount of unrealized losses at the end of that quarter. At June 30, 2015, there were 154 debt securities with fair values totaling $182.5 million considered temporarily impaired. Of these debt securities, 90 with fair values totaling $94.9 million were in an unrealized loss position of less than 12 months and 64 with fair values totaling $87.6 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and no impairment has been recognized. At June 30, 2015, there were no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2014, by duration of the period of the unrealized loss, are shown below.

	December 31, 2014
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$14,587	$422	$14,587	$422
SBA Pool securities	3,520	73	63,290	1,667	66,810	1,740
Agency residential mortgage-backed securities	-	-	15,343	319	15,343	319
Agency CMO securities	5,140	34	16,478	396	21,618	430
Non agency CMO securities	281	3	44	-	325	3
State and political subdivisions	3,663	36	21,509	443	25,172	479
Total	$12,604	$146	$131,251	$3,247	$143,855	$3,393

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $5.1 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning July 1, 2014, and ending June 30, 2015, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2015 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$85,845	10.21%	$85,119	10.37%
Real estate - one to four family residential:
Closed end first and seconds	243,072	28.91%	236,761	28.86%
Home equity lines	111,007	13.20%	110,100	13.42%
Total real estate - one to four family residential	354,079	42.11%	346,861	42.28%
Real estate - multifamily residential	29,802	3.54%	25,157	3.07%
Real estate - construction:
One to four family residential	19,091	2.27%	19,698	2.40%
Other construction, land development and other land	36,620	4.36%	35,591	4.34%
Total real estate - construction	55,711	6.63%	55,289	6.74%
Real estate - farmland	10,553	1.26%	9,471	1.15%
Real estate - non-farm, non-residential:
Owner occupied	168,861	20.09%	157,745	19.22%
Non-owner occupied	99,287	11.81%	104,827	12.77%
Total real estate - non-farm, non-residential	268,148	31.90%	262,572	31.99%
Consumer	14,443	1.72%	15,919	1.94%
Other	22,129	2.63%	20,181	2.46%
Total loans	840,710	100.00%	820,569	100.00%
Less allowance for loan losses	(12,287)		(13,021)
Loans, net	$828,423		$807,548

Deferred costs, net are included in the table above and totaled $1.5 million and $1.4 million for June 30, 2015 and December 31, 2014, respectively.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$206	$14	$383	$603	$85,242	$85,845
Real estate - one to four family residential:
Closed end first and seconds	6,038	1,662	3,359	11,059	232,013	243,072
Home equity lines	234	104	250	588	110,419	111,007
Total real estate - one to four family residential	6,272	1,766	3,609	11,647	342,432	354,079
Real estate - multifamily residential	-	-	-	-	29,802	29,802
Real estate - construction:
One to four family residential	80	-	189	269	18,822	19,091
Other construction, land development and other land	-	-	1	1	36,619	36,620
Total real estate - construction	80	-	190	270	55,441	55,711
Real estate - farmland	273	280	-	553	10,000	10,553
Real estate - non-farm, non-residential:
Owner occupied	172	1,686	568	2,426	166,435	168,861
Non-owner occupied	215	-	676	891	98,396	99,287
Total real estate - non-farm, non-residential	387	1,686	1,244	3,317	264,831	268,148
Consumer	8	26	4	38	14,405	14,443
Other	-	-	-	-	22,129	22,129
Total loans	$7,226	$3,772	$5,430	$16,428	$824,282	$840,710

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$278	$6	$373	$657	$84,462	$85,119
Real estate - one to four family residential:
Closed end first and seconds	5,515	1,123	1,247	7,885	228,876	236,761
Home equity lines	366	-	360	726	109,374	110,100
Total real estate - one to four family residential	5,881	1,123	1,607	8,611	338,250	346,861
Real estate - multifamily residential	-	-	-	-	25,157	25,157
Real estate - construction:
One to four family residential	150	-	221	371	19,327	19,698
Other construction, land development and other land	5	-	-	5	35,586	35,591
Total real estate - construction	155	-	221	376	54,913	55,289
Real estate - farmland	-	-	590	590	8,881	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,873	158	1,738	3,769	153,976	157,745
Non-owner occupied	-	-	-	-	104,827	104,827
Total real estate - non-farm, non-residential	1,873	158	1,738	3,769	258,803	262,572
Consumer	157	32	-	189	15,730	15,919
Other	-	-	-	-	20,181	20,181
Total loans	$8,344	$1,319	$4,529	$14,192	$806,377	$820,569

* For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans	$7,263	$6,622
Loans past due 90 days and accruing interest	240	53
Troubled debt restructurings (accruing)	14,843	15,223

At June 30, 2015 and December 31, 2014, there were approximately $2.3 million and $3.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Commercial, industrial and agricultural	$577	$7,051	$7,628	$1,023	$15,673	$16,696
Real estate - one to four family residential:
Closed end first and seconds	1,347	7,758	9,105	1,374	6,475	7,849
Home equity lines	33	10,850	10,883	33	11,858	11,891
Total real estate - one to four family residential	1,380	18,608	19,988	1,407	18,333	19,740
Real estate - multifamily residential	-	3,790	3,790	-	3,539	3,539
Real estate - construction:
One to four family residential	-	1,945	1,945	-	3,206	3,206
Other construction, land development and other land	286	1,875	2,161	79	3,674	3,753
Total real estate - construction	286	3,820	4,106	79	6,880	6,959
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	4,408	17,998	22,406	1,841	21,037	22,878
Non-owner occupied	1,661	12,460	14,121	3,472	20,762	24,234
Total real estate - non-farm, non-residential	6,069	30,458	36,527	5,313	41,799	47,112
Consumer	-	435	435	-	1,462	1,462
Other	-	845	845	-	-	-
Total loans	$8,312	$65,007	$73,319	$7,822	$87,686	$95,508

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at June 30, 2015 and December 31, 2014:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2015	2014	2015	2014
Commercial, industrial and agricultural	$383	$334	$-	$53
Real estate - one to four family residential:
Closed end first and seconds	4,996	3,364	240	-
Home equity lines	425	564	-	-
Total real estate - one to four family residential	5,421	3,928	240	-
Real estate - construction:
One to four family residential	189	221	-	-
Other construction, land development and other land	1	-	-	-
Total real estate - construction	190	221	-	-
Real estate - farmland	-	590	-	-
Real estate - non-farm, non-residential:
Owner occupied	568	1,521	-	-
Non-owner occupied	677	-	-	-
Total real estate - non-farm, non-residential	1,245	1,521	-	-
Consumer	24	28	-	-
Total loans	$7,263	$6,622	$240	$53

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

The following table presents commercial loans by credit quality indicator at June 30, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired Loans - Purchased Credit Impaired	Total
Commercial, industrial and agricultural	$80,879	$3,269	$553	$230	$337	$577	$85,845
Real estate - multifamily residential	29,802	-	-	-	-	-	29,802
Real estate - construction:
One to four family residential	18,623	87	121	-	260	-	19,091
Other construction, land development and other land	27,504	1,786	1,410	-	5,634	286	36,620
Total real estate - construction	46,127	1,873	1,531	-	5,894	286	55,711
Real estate - farmland	9,496	875	182	-	-	-	10,553
Real estate - non-farm, non-residential:
Owner occupied	141,218	8,012	3,955	-	11,268	4,408	168,861
Non-owner occupied	82,331	2,804	1,485	-	11,006	1,661	99,287
Total real estate - non-farm, non-residential	223,549	10,816	5,440	-	22,274	6,069	268,148
Total commercial loans	$389,853	$16,833	$7,706	$230	$28,505	$6,932	$450,059

The following table presents commercial loans by credit quality indicator at December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired Loans - Purchased Credit Impaired	Total
Commercial, industrial and agricultural	$79,191	$2,779	$675	$-	$1,451	$1,023	$85,119
Real estate - multifamily residential	25,157	-	-	-	-	-	25,157
Real estate - construction:
One to four family residential	18,978	300	244	-	176	-	19,698
Other construction, land development and other land	26,916	1,791	1,144	-	5,661	79	35,591
Total real estate - construction	45,894	2,091	1,388	-	5,837	79	55,289
Real estate - farmland	9,471	-	-	-	-	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	132,266	11,339	2,253	-	10,046	1,841	157,745
Non-owner occupied	84,951	4,771	1,817	-	9,816	3,472	104,827
Total real estate - non-farm, non-residential	217,217	16,110	4,070	-	19,862	5,313	262,572
Total commercial loans	$376,930	$20,980	$6,133	$-	$27,150	$6,415	$437,608

At June 30, 2015 and December 31, 2014, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2015:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$232,426	$10,646	$243,072
Home equity lines	110,132	875	111,007
Total real estate - one to four family residential	342,558	11,521	354,079
Consumer	14,091	352	14,443
Other	22,125	4	22,129
Total consumer loans	$378,774	$11,877	$390,651

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

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2015:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	June 30, 2015
Commercial, industrial and agricultural	$1,168	$(80)	$21	$510	$1,619
Real estate - one to four family residential:
Closed end first and seconds	1,884	(332)	13	134	1,699
Home equity lines	1,678	(137)	5	467	2,013
Total real estate - one to four family residential	3,562	(469)	18	601	3,712
Real estate - multifamily residential	89	-	-	13	102
Real estate - construction:
One to four family residential	235	(102)	1	123	257
Other construction, land development and other land	2,670	-	-	(80)	2,590
Total real estate - construction	2,905	(102)	1	43	2,847
Real estate - farmland	144	-	-	(65)	79
Real estate - non-farm, non-residential:
Owner occupied	2,416	(139)	1	(440)	1,838
Non-owner occupied	1,908	-	-	(740)	1,168
Total real estate - non-farm, non-residential	4,324	(139)	1	(1,180)	3,006
Consumer	305	(7)	34	(75)	257
Other	524	(24)	12	153	665
Total	$13,021	$(821)	$87	$-	$12,287

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2014:

	Beginning Balance				Ending Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	June 30, 2014
Commercial, industrial and agricultural	$1,787	$(290)	$30	$(331)	$1,196
Real estate - one to four family residential:
Closed end first and seconds	2,859	(304)	211	(188)	2,578
Home equity lines	1,642	(54)	13	244	1,845
Total real estate - one to four family residential	4,501	(358)	224	56	4,423
Real estate - multifamily residential	79	-	-	29	108
Real estate - construction:
One to four family residential	364	-	6	(69)	301
Other construction, land development and other land	1,989	-	2	501	2,492
Total real estate - construction	2,353	-	8	432	2,793
Real estate - farmland	116	-	-	11	127
Real estate - non-farm, non-residential:
Owner occupied	3,236	-	27	(1,144)	2,119
Non-owner occupied	1,770	-	3	855	2,628
Total real estate - non-farm, non-residential	5,006	-	30	(289)	4,747
Consumer	387	(86)	55	(1)	355
Other	538	(26)	14	343	869
Total	$14,767	$(760)	$361	$250	$14,618

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2015:

	Allowance allocated to loans:				Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total
Commercial, industrial and agricultural	$309	$1,310	$-	$1,619	$337	$84,931	$577	$85,845
Real estate - one to four family residential:
Closed end first and seconds	592	1,107	-	1,699	8,192	233,533	1,347	243,072
Home equity lines	265	1,748	-	2,013	625	110,349	33	111,007
Total real estate - one to four family residential	857	2,855	-	3,712	8,817	343,882	1,380	354,079
Real estate - multifamily residential	-	102	-	102	-	29,802	-	29,802
Real estate - construction:
One to four family residential	73	184	-	257	260	18,831	-	19,091
Other construction, land development and other land	1,604	986	-	2,590	5,634	30,700	286	36,620
Total real estate - construction	1,677	1,170	-	2,847	5,894	49,531	286	55,711
Real estate - farmland	-	79	-	79	-	10,553	-	10,553
Real estate - non-farm, non-residential:
Owner occupied	911	927	-	1,838	11,268	153,185	4,408	168,861
Non-owner occupied	718	450	-	1,168	11,006	86,620	1,661	99,287
Total real estate - non-farm, non-residential	1,629	1,377	-	3,006	22,274	239,805	6,069	268,148
Consumer	89	168	-	257	348	14,095	-	14,443
Other	-	665	-	665	4	22,125	-	22,129
Total	$4,561	$7,726	$-	$12,287	$37,674	$794,724	$8,312	$840,710

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2014:

	Allowance allocated to loans:				Total Loans:
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired loans - purchased credit impaired	Total
Commercial, industrial and agricultural	$-	$1,168	$-	$1,168	$1,451	$82,645	$1,023	$85,119
Real estate - one to four family residential:
Closed end first and seconds	1,006	878	-	1,884	8,713	226,674	1,374	236,761
Home equity lines	-	1,678	-	1,678	175	109,892	33	110,100
Total real estate - one to four family residential	1,006	2,556	-	3,562	8,888	336,566	1,407	346,861
Real estate - multifamily residential	-	89	-	89	-	25,157	-	25,157
Real estate - construction:
One to four family residential	78	157	-	235	176	19,522	-	19,698
Other construction, land development and other land	1,632	1,038	-	2,670	5,661	29,851	79	35,591
Total real estate - construction	1,710	1,195	-	2,905	5,837	49,373	79	55,289
Real estate - farmland	-	144	-	144	-	9,471	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,240	1,176	-	2,416	10,046	145,858	1,841	157,745
Non-owner occupied	1,262	646	-	1,908	9,816	91,539	3,472	104,827
Total real estate - non-farm, non-residential	2,502	1,822	-	4,324	19,862	237,397	5,313	262,572
Consumer	106	199	-	305	371	15,548	-	15,919
Other	-	524	-	524	6	20,175	-	20,181
Total	$5,324	$7,697	$-	$13,021	$36,415	$776,332	$7,822	$820,569

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$337	$337	$-	$337	$309	$931	$11
Real estate - one to four family residential:
Closed end first and seconds	8,192	8,755	3,481	4,711	592	8,517	199
Home equity lines	625	625	175	450	265	432	9
Total real estate - one to four family residential	8,817	9,380	3,656	5,161	857	8,949	208
Real estate - construction:
One to four family residential	260	362	89	171	73	246	4
Other construction, land development and other land	5,634	5,634	1	5,633	1,604	5,638	133
Total real estate - construction	5,894	5,996	90	5,804	1,677	5,884	137
Real estate - non-farm, non-residential:
Owner occupied	11,268	11,620	8,367	2,901	911	10,399	290
Non-owner occupied	11,006	11,006	6,642	4,364	718	10,918	262
Total real estate - non-farm, non-residential	22,274	22,626	15,009	7,265	1,629	21,317	552
Consumer	348	358	16	332	89	360	9
Other	4	4	4	-	-	5	-
Total loans*	$37,674	$38,701	$18,775	$18,899	$4,561	$37,446	$917

* PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,451	$1,451	$1,451	$-	$-	$2,010	$128
Real estate - one to four family residential:
Closed end first and seconds	8,713	8,813	3,611	5,102	1,006	9,800	474
Home equity lines	175	175	175	-	-	289	-
Total real estate - one to four family residential	8,888	8,988	3,786	5,102	1,006	10,089	474
Real estate - construction:
One to four family residential	176	176	-	176	78	312	7
Other construction, land development and other land	5,661	5,661	-	5,661	1,632	5,399	256
Total real estate - construction	5,837	5,837	-	5,837	1,710	5,711	263
Real estate - non-farm, non-residential:
Owner occupied	10,046	10,146	3,734	6,312	1,240	12,056	534
Non-owner occupied	9,816	9,816	4,262	5,554	1,262	9,356	456
Total real estate - non-farm, non-residential	19,862	19,962	7,996	11,866	2,502	21,412	990
Consumer	371	371	-	371	106	420	21
Other	6	6	6	-	-	328	-
Total loans*	$36,415	$36,615	$13,239	$23,176	$5,324	$39,970	$1,876

* PCI loans are excluded from this table.

Determining the fair value of purchased credit-impaired (“PCI”) loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $9.3 million and $8.8 million and recorded carrying values of $8.3 million and $7.8 million at June 30, 2015 and December 31, 2014, respectively.

Loans acquired from VCB that constituted PCI loans were recorded by the Company at fair value on the date of acquisition as follows:

November 14,
(dollars in thousands)	2014
Contractual principal and interest at acquisition	$9,977
Nonaccretable difference	937
Accretable yield	1,185
PCI loans at acquisition, at estimated fair value	$7,855

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the periods indicated:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,029	$1,131
Accretion	(104)	(206)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-	-
Other changes, net	-	-
Balance at end of period	$925	$925

The following tables present, by loan class, information related to loans modified as TDRs during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	-	$-	$-	3	$512	$513
Consumer	-	-	-	2	385	385
Total	-	$-	$-	5	$897	$898

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance*
Real estate - one to four family residential:
Closed end first and seconds	-	$-	$-	3	$512	$513
Consumer	-	-	-	2	385	385
Total	-	$-	$-	5	$897	$898

* The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by loan class, information related to the loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended June 30, 2015 and 2014 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$68	-	$-
Total	1	$68	-	$-

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(dollars in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$68	-	$-
Total	1	$68	-	$-

At June 30, 2015, there were no foreclosed residential real estate properties included in other real estate owned. However, at June 30, 2015, there were $514 thousand in residential real estate loans in the process of foreclosure.

Note 5. Deferred Income Taxes

As of June 30, 2015 and December 31, 2014, the Company had recorded net deferred income tax assets of approximately $16.9 million and $17.5 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the 2014 Form 10-K.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2015	2014

Land and improvements	$6,699	$6,929
Buildings and leasehold improvements	27,254	28,001
Furniture, fixtures and equipment	21,078	21,719
Construction in progress	2,658	553
	57,689	57,202
Less accumulated depreciation	(29,061)	(29,769)
Net balance	$28,628	$27,433

Depreciation and amortization of bank premises and equipment for the six months ended June 30, 2015 and 2014 amounted to $1.3 million and $1.0 million, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the six months ended June 30, 2015 and the year ended December 31, 2014:

Federal funds purchased	June 30,	December 31,
(dollars in thousands)	2015	2014
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$2,440	$2,000
Average balance for the period	$85	$174
Weighted average rate for the period	0.71%	0.78%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements	June 30,	December 31,
(dollars in thousands)	2015	2014
Balance outstanding at period end	$8,489	$14,885
Maximum balance at any month end during the period	$12,392	$14,885
Average balance for the period	$9,969	$4,523
Weighted average rate for the period	0.62%	0.59%
Weighted average rate at period end	0.61%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. Short-term advances from the FHLB at June 30, 2015 consisted of $3.1 million using a daily rate credit, which was due on demand, and $91.5 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2014 consisted of $16.4 million using a daily rate credit, which was due on demand, and $60.4 million in fixed rate one month advances.

The table below presents selected information on short-term borrowings during the six months ended June 30, 2015 and the year ended December 31, 2014:

Short-term borrowings	June 30,	December 31,
(dollars in thousands)	2015	2014
Balance outstanding at period end	$94,605	$76,818
Maximum balance at any month end during the period	$94,605	$82,930
Average balance for the period	$77,453	$72,565
Weighted average rate for the period	0.21%	0.21%
Weighted average rate at period end	0.21%	0.22%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by 1-4 family residential properties. At June 30, 2015 and December 31, 2014, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $365.9 million at June 30, 2015. This line of credit totaled $225.3 million with approximately $117.6 million available at June 30, 2015. As of June 30, 2015 and December 31, 2014, loans with a carrying value of $304.5 million are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $94.6 million and $76.8 million as of June 30, 2015 and December 31, 2014, respectively.

Note 8. Net Income Per Common Share

The Company applies the two-class method of computing basic and diluted net income per common share.  Under the two-class method, net income per common share is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Based on FASB guidance, the Company considers its Series B Preferred Stock (defined below) to be a participating security. FASB guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes unvested shares of the Company’s common stock outstanding.

The following tables show the computation of basic and diluted net income per common share for the periods presented.

	Three Months Ended
	June 30, 2015	June 30, 2014
(dollars in thousands, except share and per share amounts)
Basic Net Income Per Common Share
Net income available to common shareholders	$1,341	$1,114
Less: Net income allocated to participating securities, Series B Preferred Stock	385	341
Net income allocated to common shareholders	$956	$773
Weighted average common shares outstanding for basic net income per common share	13,023,550	11,862,367
Basic net income per common share	$0.07	$0.06

Diluted Net Income Per Common Share
Net income available to common shareholders	$1,341	$1,114
Weighted average common shares outstanding for basic net income per common share	13,023,550	11,862,367
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,263,742	17,102,559
Diluted net income per common share	$0.07	$0.06

	Six Months Ended
	June 30, 2015	June 30, 2014
(dollars in thousands, except share and per share amounts)
Basic Net Income Per Common Share
Net income available to common shareholders	$2,730	$2,592
Less: Net income allocated to participating securities, Series B Preferred Stock	784	794
Net income allocated to common shareholders	$1,946	$1,798
Weighted average common shares outstanding for basic net income per common share	13,004,595	11,862,367
Basic net income per common share	$0.15	$0.15

Diluted Net Income Per Common Share
Net income available to common shareholders	$2,730	$2,592
Weighted average common shares outstanding for basic net income per common share	13,004,595	11,862,367
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,244,787	17,102,559
Diluted net income per common share	$0.15	$0.15

At June 30, 2015 and 2014, options to acquire 102,887 and 145,437 shares of common stock, respectively, were not included in computing diluted net income per common share because their effects were anti-dilutive.

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

Additionally, the impact of warrants to acquire shares of the Company’s common stock that were issued to the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the Capital Purchase Program is not included, as the warrants were anti-dilutive. As previously disclosed, these warrants were repurchased by the Company during May 2015. For additional information on preferred stock warrants, see Note 12 – Preferred Stock and Warrant.

The Company identified and corrected an immaterial error affecting the calculation of basic net income per common share for certain periods prior to the second quarter of 2015.  Previously, the Company did not consider the Series B Preferred Stock as a participating security when calculating basic net income per common share.  The Company will correct basic net income per common share for historical periods as such measures are disclosed in future public reports, filings and statements.  This immaterial error had no impact on previously reported diluted net income per common share for any historical periods.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 225,642 shares still available to be granted as awards under the 2007 Plan as of June 30, 2015.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the six months ended June 30, 2015 and 2014. There was no remaining unrecognized compensation expense related to stock options.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2015	110,487	$18.76
Forfeited	(7,600)	18.65
Stock options outstanding at June 30, 2015	102,887	$18.77	1.56	$-

Stock options exercisable at June 30, 2015	102,887	$18.77	1.56	$-

* Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at June 30, 2015:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaing Term
$20.57	26,862	0.00 years*
$21.16	31,525	1.25 years
$19.25	23,500	2.25 years
$12.36	21,000	3.25 years
$18.77	102,887	1.56 years

*These options expire on July 1, 2015.

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

For the three and six months ended June 30, 2015 and 2014, restricted stock compensation expense was $63 thousand and $114 thousand, respectively, compared to restricted stock compensation expense of $19 thousand and $39 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.28 per share for the March 19, 2015 awards, $6.10 per share for the October 15, 2014 awards, $6.17 per share for the November 20, 2014 award, $6.70 per share for the 2013 awards and $3.72 per share for the 2012 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2015	104,142	$5.85
Granted	45,000	6.28
Vested	(11,050)	4.64
Nonvested as of June 30, 2015	138,092	$6.09

At June 30, 2015, there was $615 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Components of net periodic pension cost (benefit)
Interest cost	$101	$111	$202	$223
Expected return on plan assets	(179)	(186)	(357)	(372)
Amortization of prior service cost	3	2	5	4
Recognized net actuarial loss	27	-	54	-
Net settlement loss	53	-	53	-
Net periodic pension cost (benefit)	$5	$(73)	$(43)	$(145)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of June 30, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015

Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$13,081	$-	$13,081
SBA Pool securities	-	71,007	-	71,007
Agency residential mortgage-backed securities	-	19,400	-	19,400
Agency commercial mortgage-backed securities	-	6,487	-	6,487
Agency CMO securities	-	53,154	-	53,154
Non agency CMO securities	-	704	-	704
State and political subdivisions	-	64,090	-	64,090
FNMA and FHLMC preferred stock	-	9	-	9
Total securities available for sale	$-	$227,932	$-	$227,932

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014

Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,569	$-	$14,569
SBA Pool securities	-	74,799	-	74,799
Agency residential mortgage-backed securities	-	28,629	-	28,629
Agency CMO securities	-	39,215	-	39,215
Non agency CMO securities	-	828	-	828
State and political subdivisions	-	55,926	-	55,926
FNMA and FHLMC preferred stock	-	45	-	45
Total securities available for sale	$-	$214,011	$-	$214,011

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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2015
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$14,338	$14,338
Other real estate owned	$-	$-	$1,344	$1,344

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	(dollars in thousands)
Assets
Impaired loans	$-	$-	$17,852	$17,852
Other real estate owned	$-	$-	$1,838	$1,838

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2015 and December 31, 2014:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2015

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets
Impaired loans	$14,338	Discounted appraised value	Selling cost	0% - 24% (12%)
			Discount for lack of marketability and age of appraisal	0% - 25% (9%)

Other real estate owned	$1,344	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% -34% (29%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2014

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets
Impaired loans	$17,852	Discounted appraised value	Selling cost	0% - 30% (9%)
			Discount for lack of marketability and age of appraisal	0% - 35% (13%)

Other real estate owned	$1,838	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 22% (2%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At June 30, 2015 and December 31, 2014, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	June 30,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and short-term investments	$14,416	$14,416	$-	$-	$14,416
Interest bearing deposits with banks	6,467	6,467	-	-	6,467
Securities available for sale	227,932	-	227,932	-	227,932
Securities held to maturity	30,671	-	31,542	-	31,542
Restricted securities	8,118	-	8,118	-	8,118
Loans, net	828,423	-	-	831,604	831,604
Bank owned life insurance	24,786	-	24,786	-	24,786
Accrued interest receivable	3,990	-	3,990	-	3,990
Total	$1,144,803	$20,883	$296,368	$831,604	$1,148,855

Liabilities:
Noninterest-bearing demand deposits	$178,844	$178,844	$-	$-	$178,844
Interest-bearing deposits	778,378	-	729,618	-	729,618
Short-term borrowings	103,094	103,094	-	-	103,094
Junior subordinated debt	10,310	-	10,310	-	10,310
Senior subordinated debt	19,140	-	19,359	-	19,359
Accrued interest payable	530	-	530	-	530
Total	$1,090,296	$281,938	$759,817	$-	$1,041,755

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and short-term investments	$14,024	$14,024	$-	$-	$14,024
Interest bearing deposits with banks	5,272	5,272	-	-	5,272
Securities available for sale	214,011	-	214,011	-	214,011
Securities held to maturity	32,163	-	33,367	-	33,367
Restricted securities	7,533	-	7,533	-	7,533
Loans, net	807,548	-	-	812,429	812,429
Bank owned life insurance	24,463	-	24,463	-	24,463
Accrued interest receivable	4,013	-	4,013	-	4,013
Total	$1,109,027	$19,296	$283,387	$812,429	$1,115,112

Liabilities:
Noninterest-bearing demand deposits	$162,328	$162,328	$-	$-	$162,328
Interest-bearing deposits	776,926	-	721,240	-	721,240
Short-term borrowings	91,703	91,703	-	-	91,703
Junior subordinated debt	10,310	-	10,310	-	10,310
Accrued interest payable	316	-	316	-	316
Total	$1,041,583	$254,031	$731,866	$-	$985,897

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

Note 12. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the Treasury under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% for the first five years, and effective January 9, 2014, paid a rate of 9%. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant (the “Warrant”) to purchase, on its initial terms, up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the Warrant expires after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury to private investors. Capital stock transactions by the Company subsequent to the Warrant’s issuance adjusted the Warrant’s exercise price per share to $9.374 and increased the number of shares that may be acquired upon exercise to 384,041.19 shares.

On May 13, 2015, the Company repurchased from the Treasury the Warrant for an aggregate repurchase price of $115 thousand, based on the fair value of the Warrant as agreed upon by the Company and the Treasury. Following the repurchase of the Warrant, the Treasury has no remaining equity investment in the Company. Additionally, on June 15, 2015, the Company redeemed the remaining $9.0 million of its Series A Preferred Stock.

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

From February 2011 to May 2014, the Company deferred its regularly scheduled dividend payments on its Series A Preferred Stock. Deferral of dividends on the Series A Preferred Stock did not constitute an event of default.  Dividends on the Series A Preferred Stock were, however, cumulative, and the Company had accumulated the dividends in accordance with the terms of the Series A Preferred Stock and U.S. GAAP and reflected the accumulated dividends as a portion of the effective dividend on Series A Preferred Stock on the consolidated statements of income.  On August 15, 2014, the Company paid $5.5 million of current and all deferred but accumulated dividends on its Series A Preferred Stock.

In connection with its private placements, on June 12, 2013, the Company issued 5,240,192 shares of its Series B Preferred Stock for a gross purchase price of $23.8 million, or $4.55 per share. The Series B Preferred Stock has no maturity date. The holders of Series B Preferred Stock are entitled to receive dividends if, as and when declared by the Company’s Board of Directors, in an identical form of consideration and at the same time, as those dividends or distributions that would have been payable on the number of whole shares of the Company’s common stock that such shares of Series B Preferred Stock would be convertible into upon satisfaction of certain conditions. The Company will not pay any dividends with respect to its common stock unless an equivalent dividend also is paid to the holders of Series B Preferred Stock. The Series B Preferred Stock ranks junior with regard to dividends to any class or series of capital stock of the Company the terms of which expressly provide that such class or series will rank senior to the common stock or the Series B Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Company.

Note 13. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2015 and December 31, 2014, the interest rate was 3.23% and 3.21%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2015 and December 31, 2014, all of the trust preferred securities qualified as Tier 1 capital.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debt for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements with the Company’s and the Bank’s federal and state banking regulators. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debt, and the Company has not deferred any subsequent interest payments through June 30, 2015.

On April 22, 2015, the Company entered in a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 ("Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At June 30, 2015, all of the Senior Subordinated Debt qualified as Tier 2 capital. At June 30, 2015, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $860 thousand.

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

As of June 30, 2015, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of June 30, 2015 and December 31, 2014, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of June 30, 2015			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
CET1 to risk weighted assets:
Company	9.59%	4.50%	N/A
Bank	12.53%	4.50%	6.50%

Tier 1 capital to risk weighted assets:
Company	12.58%	6.00%	N/A
Bank	12.53%	6.00%	8.00%

Total capital to risk weighted assets:
Company	16.12%	8.00%	N/A
Bank	13.78%	8.00%	10.00%

Tier 1 capital to average assets:
Company	9.44%	4.00%	N/A
Bank	9.39%	4.00%	5.00%

			Minimum to be
As of December 31, 2014			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Tier 1 capital to risk weighted assets:
Company	14.06%	4.00%	N/A
Bank	12.28%	4.00%	6.00%

Total capital to risk weighted assets:
Company	15.31%	8.00%	N/A
Bank	13.53%	8.00%	10.00%

Tier 1 capital to average assets:
Company	10.76%	4.00%	N/A
Bank	9.40%	4.00%	5.00%

Note 15. Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at June 30, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.0 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the six months ended June 30, 2015 and 2014 were $238 thousand and $191 thousand, respectively. Total projected tax credits to be received for 2015 are $366 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.0 million and $35 thousand at June 30, 2015 and December 31, 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

Note 16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,954)	$(2,112)	$(4,066)
Other comprehensive (loss) before reclassification and amortization	(597)	-	(597)
Reclassification adjustment for gains included in net income	(34)	-	(34)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	64	-	64
Net current period other comprehensive (loss)	(567)	-	(567)
Balance at June 30, 2015	$(2,521)	$(2,112)	$(4,633)

Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification and amortization	4,364	-	4,364
Reclassification adjustment for gains included in net income	(323)	-	(323)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	80	-	80
Net current period other comprehensive income	4,121	-	4,121
Balance at June 30, 2014	$(4,275)	$(472)	$(4,747)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense. Amortization of unrealized losses on securities transferred from available for sale to held to maturity is included in interest income on investments (taxable or non-taxable, as appropriate) in the Company’s consolidated statements of income.

During the three and six months ended June 30, 2015 and 2014, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Gains on sale of available for sale securities	$26	$109	$51	$489
Less: tax effect	(8)	(37)	(17)	(166)
Net gains on the sale of available for sale securities	$18	$72	$34	$323

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(57)	$(78)	$(97)	$(121)
Less: tax effect	19	26	33	41
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(38)	$(52)	$(64)	$(80)

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Exchange Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance or disposition of portions of the Company’s asset portfolio, future changes to the Bank’s branch network and the payment of dividends; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the effect of future sales of investment securities or foreclosed properties; (vi) statements regarding the Company’s liquidity; (vii) statements of management’s expectations regarding future trends in interest rates, real estate values, and economic conditions generally and in the Company’s markets; (viii) statements regarding future asset quality, including expected levels of charge-offs; (ix) statements regarding potential changes to laws, regulations or administrative guidance; (x) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives; and (xi) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;
❑	our ability and efforts to assess, manage and improve our asset quality;
❑	the strength of the economy in our target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
❑	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the strength of the Company’s counterparties;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;
❑	changes in laws, regulations and the policies of federal or state regulators and agencies, the implementation of the Basel III capital framework and for calculating risk-weighted assets;
❑	changes in the interest rates affecting our deposits and loans;

❑	the loss of any of our key employees;
❑	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	future mergers or acquisitions, if any;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;
❑	our ability to realize our deferred tax assets, including in the event we experience an ownership change as defined by Section 382 of the Code;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions and projections within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance, actions or achievements of the Company will not differ materially from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Readers should not place undue reliance on such statements, which speak only as of the date of this report. The Company does not undertake any steps to update any forward-looking statement that may be made from time to time by it or on its behalf. For additional information on risk factors that could affect the Company’s forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other reports filed with the SEC.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first six months of 2015, the national and local economies continued to show measured signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock, respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock of $0.01 as of March 6, 2015 and May 8, 2015, which were paid on March 20, 2015 and May 22, 2015, respectively; and
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant that was issued to the Treasury through the Capital Purchase Program.

The Company expects to recognize the continued benefits of these initiatives during the remainder of 2015, including through lower interest expense related to the extinguished FHLB advances, elimination of the Series A Preferred Stock Dividend as of June 15, 2015, additional interest income and cost savings related to the acquisition of VCB and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office. During the remainder of 2015 the Company also plans to continue its focus on developing online and mobile banking options and offering these products and services to the Bank’s customers.

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during 2015. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. Also, during the first half of 2015, the Company engaged an independent consultant to conduct a comprehensive assessment of its operations. This assessment identified operating efficiencies and revenue enhancement opportunities. Throughout the balance of 2015 and forward, we plan to evaluate and implement strategies that we believe will improve our performance and profitability and will increase the value of our company.

Summary of Second Quarter 2015 and Year to Date Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014
Net income (1)	$1,507	$1,655
Net income available to common shareholders (1)	$1,341	$1,114
Basic net income per common share	$0.07	$0.06
Diluted net income per common share	$0.07	$0.06
Return on average assets (annualized)	0.45%	0.43%
Return on average common shareholders' equity (annualized)	5.29%	4.76%
Net interest margin (tax equivalent basis) (2)	3.93%	3.82%

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014
Net income (1)	$3,116	$3,651
Net income available to common shareholders (1)	$2,730	$2,592
Basic net income per common share	$0.15	$0.15
Diluted net income per common share	$0.15	$0.15
Return on average assets (annualized)	0.46%	0.50%
Return on average common shareholders' equity (annualized)	5.46%	5.68%
Net interest margin (tax equivalent basis) (2)	3.97%	3.88%

(1) The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock. The Company redeemed the remaining shares of Series A Preferred Stock during the second quarter of 2015.

(2) For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three and six months ended June 30, 2015 and 2014 contained in "Results of Operations" in this Item 2.

For the three months ended June 30, 2015, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $1.5 million from the same period in 2014, principally due to a $1.8 million increase in interest and fees on loans driven primarily by loans acquired through the acquisition of VCB, partially offset by a decrease in interest income on investment securities and an increase in interest expense associated with the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) increased 11 basis points to 3.93% during the second quarter of 2015 as compared to 3.82% for the same period in 2014;
•	Increase in salaries and employee benefits of $775 thousand from the same period in 2014, primarily due to increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Operating results were impacted by accounting adjustments which were recorded in relation to the VCB acquisition. As a result, yields on acquired loans increased and were partially offset by amortization of the core deposit intangible and the fair value adjustment for time deposits. The net accretion attributable to these adjustments was $224 thousand;
•	No provision for loan losses was recorded during the second quarter of 2015 or 2014. Net charge-offs increased to $371 thousand for the second quarter of 2015 from $288 thousand in the same period of 2014;
•	Consultant fees increased $267 thousand during the second quarter of 2015 as compared to the same period in 2014 and were driven primarily by the Company’s engagement of an independent consultant to conduct a comprehensive assessment of its operations;
•	Other operating expenses increased $491 thousand during the second quarter of 2015 as compared to the same period in 2014 and were driven primarily by increased costs associated with outsourcing of the Bank’s core information technology processing; and

•	Decrease in the effective dividend on preferred stock of $375 thousand from the same period in 2014. This was due to the redemption of the Company’s Series A Preferred Stock (10,000, 5,000 and 9,000 shares on October 15, 2014, January 15, 2015 and June 15, 2015, respectively).

For the six months ended June 30, 2015, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $2.8 million from the same period in 2014, principally due to a $3.5 million increase in interest and fees on loans driven primarily by loans acquired through the acquisition of VCB, partially offset by a decrease in interest income on investment securities and an increase in interest expense associated with the issuance of $20.0 million in Senior Subordinated Debt;
•	Increase in net interest margin (tax equivalent basis) of 9 basis points to 3.97% for the six months ended June 30, 2015 as compared to 3.88% for the six months ended June 30, 2014;
•	The net accretion attributable to accounting adjustments related to the VCB acquisition was $402 thousand;
•	No provision for loan losses was recorded during the six months ended June 30, 2015 compared to $250 thousand for the same period in 2014. Net charge-offs increased to $734 thousand for the six months ended June 30, 2015 from $399 thousand in the same period of 2014;
•	Nonperforming assets at June 30, 2015 decreased $1.5 million from June 30, 2014, primarily due to a $2.5 million decline in nonaccrual loans which was partially offset by a $743 thousand increase in other real estate owned;
•	Expenses related to FDIC insurance premiums declined to $426 thousand as compared to $637 thousand for the same period in 2014. The Company faced lower FDIC insurance assessment rates following termination of its memorandum of understanding with its federal and state banking regulators (the “MOU”), which was partially offset by higher average asset balances due to the VCB acquisition;
•	Consultant fees increased $329 thousand for the six months ended June 30, 2015 as compared to the same period in 2014 and were driven primarily by the Company’s engagement of an independent consultant to conduct a comprehensive assessment of its operations;
•	Other operating expenses increased $965 thousand for the six months ended June 30, 2015 as compared to the same period in 2014 and were driven primarily by increased costs associated with outsourcing of the Bank’s core information technology processing; and
•	Decrease in the effective dividend on preferred stock of $673 thousand from the same period in 2014. This was due to the redemption of the Company’s Series A Preferred Stock (10,000, 5,000 and 9,000 shares on October 15, 2014, January 15, 2015 and June 15, 2015, respectively).

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits, short-term borrowings, Junior Subordinated Debt and Senior Subordinated Debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations and the yield of our interest earning assets compared to our cost of funding these assets.

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2015 and 2014.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

(dollars in thousands)

	Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$221,747	$1,185	2.14%	$236,634	$1,338	2.27%
Restricted securities	7,198	96	5.35%	6,779	89	5.27%
Tax exempt (2)	38,794	385	3.99%	29,521	294	3.99%
Total securities	267,739	1,666	2.50%	272,934	1,721	2.53%
Interest bearing deposits in other banks	6,886	4	0.23%	5,097	4	0.31%
Federal funds sold	188	-	0.00%	121	-	0.00%
Loans, net of unearned income (3)	819,061	10,382	5.08%	685,491	8,562	5.01%
Total earning assets	1,093,874	12,052	4.42%	963,643	10,287	4.28%
Less allowance for loan losses	(12,524)			(14,898)
Total non-earning assets	113,370			98,403
Total assets	$1,194,720			$1,047,148

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$289,473	$269	0.37%	$259,279	$233	0.36%
Savings	92,733	31	0.13%	89,334	30	0.13%
Money market savings	163,105	190	0.47%	113,929	116	0.41%
Large dollar certificates of deposit (4)	107,358	173	0.65%	99,525	307	1.24%
Other certificates of deposit	126,341	271	0.86%	124,096	292	0.94%
Total interest-bearing deposits	779,010	934	0.48%	686,163	978	0.57%
Federal funds purchased and repurchase agreements	8,275	13	0.63%	3,274	5	0.61%
Short-term borrowings	72,526	37	0.20%	68,547	36	0.21%
Junior subordinated debt	10,310	81	3.15%	10,310	88	3.42%
Senior subordinated debt	15,034	264	7.04%	-	-	0.00%
Total interest-bearing liabilities	885,155	1,329	0.60%	768,294	1,107	0.58%
Noninterest-bearing liabilities
Demand deposits	171,957			134,605
Other liabilities	6,947			4,801
Total liabilities	1,064,059			907,700
Shareholders' equity	130,661			139,448
Total liabilities and shareholders' equity	$1,194,720			$1,047,148

Net interest income (2)		$10,723			$9,180

Interest rate spread (2)(5)			3.82%			3.70%
Interest expense as a percent of average earning assets			0.49%			0.46%
Net interest margin (2)(6)			3.93%			3.82%

Notes:

(1) Yields are annualized and based on average daily balances.

(2) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $117 adjustment for 2015 and a $90 adjustment in 2014.

(3) Nonaccrual loans have been included in the computations of average loan balances.

(4) Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.

(5) Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.

(6) Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

(dollars in thousands)

	Six Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$217,733	$2,387	2.21%	$238,849	$2,845	2.40%
Restricted securities	7,490	204	5.49%	7,006	191	5.50%
Tax exempt (2)	38,504	760	3.98%	29,893	600	4.05%
Total securities	263,727	3,351	2.56%	275,748	3,636	2.66%
Interest bearing deposits in other banks	6,926	8	0.23%	6,288	8	0.26%
Federal funds sold	232	-	0.00%	132	-	0.00%
Loans, net of unearned income (3)	818,059	20,573	5.07%	681,821	17,112	5.06%
Total earning assets	1,088,944	23,932	4.43%	963,989	20,756	4.34%
Less allowance for loan losses	(12,714)			(14,842)
Total non-earning assets	113,530			98,946
Total assets	$1,189,760			$1,048,093

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$285,428	$523	0.37%	$258,234	$461	0.36%
Savings	92,033	60	0.13%	89,757	60	0.13%
Money market savings	164,421	385	0.47%	116,494	241	0.42%
Large dollar certificates of deposit (4)	108,536	466	0.87%	100,143	608	1.22%
Other certificates of deposit	129,347	551	0.86%	124,591	595	0.96%
Total interest-bearing deposits	779,765	1,985	0.51%	689,219	1,965	0.57%
Federal funds purchased and repurchase agreements	10,055	31	0.62%	3,329	10	0.61%
Short-term borrowings	77,453	79	0.21%	70,754	71	0.20%
Junior subordinated debt	10,310	161	3.15%	10,310	176	3.44%
Senior subordianted debt	7,558	264	7.04%	-	-	0.00%
Total interest-bearing liabilities	885,141	2,520	0.57%	773,612	2,222	0.58%
Noninterest-bearing liabilities
Demand deposits	166,823			132,074
Other liabilities	6,796			4,745
Total liabilities	1,058,760			910,431
Shareholders' equity	131,000			137,662
Total liabilities and shareholders' equity	$1,189,760			$1,048,093

Net interest income (2)		$21,412			$18,534

Interest rate spread (2)(5)			3.86%			3.76%
Interest expense as a percent of average earning assets			0.47%			0.46%
Net interest margin (2)(6)			3.97%			3.88%

Notes:

(1) Yields are annualized and based on average daily balances.

(2) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $232 adjustment for 2015 and a $183 adjustment in 2014.

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

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the second quarter of 2015 increased $1.5 million, or 16.7%, when compared to the second quarter of 2014. Net interest income for the six months ended June 30, 2015 increased $2.8 million, or 15.4%, as compared to the first half of 2014. The Company's net interest margin increased to 3.93% and 3.97% for the three and six months ended June 30, 2015, representing 11 and 9 basis point increases, respectively, over the Company's net interest margins for the three and six months ended June 30, 2014. The most significant factors impacting net interest income during these periods were as follows:

Positive Impacts:

•	Average loan balances increased primarily due to the acquisition of VCB; and
•	Average rates paid on total interest-bearing deposits decreased for the three and six months ended June 30, 2015. However, higher average interest-bearing deposit balances during the first half of 2015 over the comparable 2014 period, due to interest-bearing deposits added from the VCB acquisition, offset the favorable impacts of the lower rates paid on interest-bearing deposits and drove a slight increase in interest expense attributable to the Company’s deposit portfolio.

Negative Impacts:

•	Decreases in the average balances of and average rates earned on total investment securities for both the three and six months ended June 30, 2015; and
•	Private placement of $20.0 million of Senior Subordinated Debt resulting in increases to total average interest-bearing liabilities and related interest expense. The issuance of the Senior Subordinated Debt was the primary driver of the 7 basis point decline in the Company’s net interest margin from the first quarter of 2015 to the second quarter of 2015.

Total interest and dividend income

Total interest and dividend income increased 17.0% and 15.2% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase in total interest and dividend income during the three and six months ended June 30, 2015 was primarily driven by an increase in average loan balances and slight increases in average loan yields, and partially offset by a decrease in average investment securities balances and declines in investment securities yields.

Loans

Average loan balances increased for the three and six month periods ended June 30, 2015, as compared to the same periods in 2014, due primarily to the acquisition of VCB loans totaling $101.5 million as of November 14, 2014, net of fair value adjustments, the purchase of $11.3 million in performing one-to-four family residential mortgage loans and government guaranteed loans in June 2015, organic loan growth, the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014 and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $12.3 million as of June 30, 2015) in the second quarter of 2014.  Despite a 3% increase in loans during the current period, loan growth came in lower than our expectations.  Loan growth in the Company’s rural markets, primarily on the consumer side, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  The Company’s average loan balances increased $133.6 million for the three months ended June 30, 2015 and increased $136.2 million for the six months ended June 30, 2015, as compared to average loan balances for the same periods in 2014.  Total average loans were 74.9% of total average interest-earning assets for the three months ended June 30, 2015, compared to 71.1% for the three months ended June 30, 2014.  Total average loans were 75.1% of total average interest-earning assets for the six months ended June 30, 2015, compared to 70.7% for the six months ended June 30, 3014.

Investment securities

Average investment securities balances declined 1.9% and 4.4% for the three and six month periods ended June 30, 2015, respectively, as compared to the same periods in 2014. These declines were the result of the Company moving towards its long term target of the investment securities portfolio comprising 20% of the Company’s total assets, the lack of investment opportunities with acceptable risk-adjusted rates of return and liquidity needs to support the Company’s operations and strategic initiatives. The yields on investment securities decreased 3 and 10 basis points for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, driven by lower interest rates and sales/calls of higher yielding municipal securities since the first and second quarters of 2014.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the three and six month periods ended June 30, 2015, as compared to the same periods in 2014, primarily due to the acquisition of VCB’s interest-bearing deposit liabilities, which totaled $85.6 million as of November 14, 2014.

Borrowings

Average total borrowings increased for the three and six month periods ended June 30, 2015, as compared to the same periods in 2014, primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015, the assumption of $8.7 million in short-term FHLB advances as a result of the VCB acquisition and increased repurchase agreement balances related to a significant customer deposit relationship.

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

The following tables depict the components of noninterest income for the three and six months ended June 30, 2015 and 2014:

Table 3: Noninterest Income
	Three Months Ended June 30,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$673	$837	$(164)	-19.6%
Debit/credit card fees	442	378	64	16.9%
Gain on sale of available for sale securities, net	26	109	(83)	-76.1%
(Loss) on sale of bank premises and equipment	(30)	-	(30)	-100.0%
Other operating income	421	315	106	33.7%
Total noninterest income	$1,532	$1,639	$(107)	-6.5%

	Six Months Ended June 30,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$1,336	$1,659	$(323)	-19.5%
Debit/credit card fees	805	687	118	17.2%
Gain on sale of available for sale securities, net	51	489	(438)	-89.6%
(Loss) gain on sale of bank premises and equipment	(27)	5	(32)	-640.0%
Other operating income	886	691	195	28.2%
Total noninterest income	$3,051	$3,531	$(480)	-13.6%

Key changes in the components of noninterest income for the three and six months ended June 30, 2015, as compared to the same periods in 2014, are discussed below:

•	Service charges and fees on deposit accounts declined due to decreases in service charge and overdraft fees on checking accounts;
•	Debit/credit card fees increased primarily due to an increase in debit card fees driven by the acquisition of VCB and a higher utilization rate of debit cards by the Company’s customer base;

•	Gain on sale of available for sale securities, net decreased for the second quarter of 2015 compared to the same period of 2014 primarily as a result of the Company adjusting the composition of the investment securities portfolio as part of the Company’s overall asset/liability management strategy. Additionally, gains decreased during the first six months of 2015 primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA & FHLMC) during the first quarter of 2014, and because the Company did not generate comparable gains during 2015;
•	(Loss) gain on sale of bank premises and equipment was primarily due to the sale of the Bank’s former Heathsville branch building as operations were relocated to a new facility, with no similar losses occurring during 2014; and
•	Other operating income increased primarily due to higher earnings from the Bank’s subsidiaries, its investment in Bankers Insurance, LLC and bank owned life insurance policies, partially offset by higher losses from the Bank’s investments in Housing Equity Funds. Additionally, other operating income includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC (acquired 4.9% ownership on May 15, 2014) and Bankers Title, LLC (acquired 6.0% ownership on October 1, 2014).

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following tables depict the components of noninterest expense for the three and six months ended June 30, 2015 and 2014:

Table 4: Noninterest Expense
	Three Months Ended June 30,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$5,523	$4,748	$775	16.3%
Occupancy and equipment expenses	1,392	1,267	125	9.9%
Telephone	210	211	(1)	-0.5%
FDIC expense	254	305	(51)	-16.7%
Consultant fees	546	279	267	95.7%
Collection, repossession and other real estate owned	126	89	37	41.6%
Marketing and advertising	347	270	77	28.5%
(Gain) loss on sale of other real estate owned	(6)	28	(34)	-121.4%
Impairment losses on other real estate owned	-	6	(6)	-100.0%
Other operating expenses	1,807	1,316	491	37.3%
Total noninterest expenses	$10,199	$8,519	$1,680	19.7%

	Six Months Ended June 30,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$11,113	$9,334	$1,779	19.1%
Occupancy and equipment expenses	2,913	2,586	327	12.6%
Telephone	407	422	(15)	-3.6%
FDIC expense	426	637	(211)	-33.1%
Consultant fees	951	622	329	52.9%
Collection, repossession and other real estate owned	215	156	59	37.8%
Marketing and advertising	668	437	231	52.9%
Loss on sale of other real estate owned	26	15	11	73.3%
Impairment losses on other real estate owned	5	11	(6)	-54.5%
Other operating expenses	3,442	2,477	965	39.0%
Total noninterest expenses	$20,166	$16,697	$3,469	20.8%

Key changes in the components of noninterest expense for the three and six months ended June 30, 2015, as compared to the same periods in 2014, are discussed below:

•	Salaries and employee benefits increased due to annual merit salary increases, increased restricted stock compensation expense, increased bonuses, commissions and other incentive compensation and valuation adjustments related to pension plan liabilities, partially offset by an increase in deferred compensation on loan originations and reduced expense related to paid time off accrual adjustments for the six month period. Additionally, the Bank incurred higher personnel costs associated with increased staff levels and support positions due to the addition of three branches through the acquisition of VCB;
•	Occupancy and equipment expenses increased primarily due to depreciation expense associated with certain acquired VCB assets and increased rent, building repairs and maintenance and real estate tax expenses related to the acquired VCB branch locations;
•	FDIC expense decreased due to lower base insurance assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the MOU in March 2014;
•	Consultant fees increased due to the Company’s engagement of an independent consultant to conduct a comprehensive assessment of its operations;
•	Collection, repossession and other real estate owned expenses increased due to increases in carrying balances of and costs associated with other real estate owned and classified assets;
•	Marketing and advertising expenses increased due to the timing of campaigns and costs associated with the acquisition of VCB; and
•	Other operating expenses increased primarily due to elevated costs associated with outsourcing of the Bank’s core information technology processing. Other operating expenses also increased due to higher franchise taxes, education and training, dues and subscriptions, legal expenses and core deposit intangible amortization expense.

Income Taxes

The Company recorded income tax expense of $432 thousand for the three months ended June 30, 2015, as compared to $555 thousand for the same period of 2014, reflecting a $123 thousand decrease in income tax expense. The Company recorded income tax expense of $949 thousand for the six months ended June 30, 2015, as compared to $1.3 million for the same period of 2014, reflecting a $335 thousand decrease in income tax expense.

The decrease in income tax expense from the second quarter and first six months of 2014 to the same periods of 2015 was primarily the result of the Company’s pretax income decreasing by $271 thousand and $870 thousand, respectively for the three and six months ended June 30, 2015 as compared to the same periods of 2014.

The effective tax rate for the three and six months ended June 30, 2015 was 22.3% and 23.3%, respectively, as compared to 25.1% and 26.0%, respectively for the same periods in 2014. The decrease in the effective tax rate from the second quarter and first six months of 2014 to the same periods in 2015 is primarily related to increased tax-exempt interest income on the investment portfolio and tax-exempt bank owned life insurance income as a percentage of pre-tax income.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses
	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Average loans outstanding*	$818,059	$681,821
Allowance for loan losses, January 1	$13,021	$14,767
Charge-offs:
Commercial, industrial and agricultural	(80)	(290)
Real estate - one to four family residential:
Closed end first and seconds	(332)	(304)
Home equity lines	(137)	(54)
Real estate - construction:
One to four family residential	(102)	-
Real estate - non-farm, non-residential:
Owner occupied	(139)	-
Consumer	(7)	(86)
Other	(24)	(26)
Total loans charged-off	(821)	(760)
Recoveries:
Commercial, industrial and agricultural	21	30
Real estate - one to four family residential:
Closed end first and seconds	13	211
Home equity lines	5	13
Real estate - construction:
One to four family residential	1	6
Other construction, land development and other land	-	2
Real estate - non-farm, non-residential:
Owner occupied	1	27
Non-owner occupied	-	3
Consumer	34	55
Other	12	14
Total recoveries	87	361
Net charge-offs	(734)	(399)
Provision for loan losses	-	250
Allowance for loan losses, June 30	$12,287	$14,618
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.46%	2.09%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.18%	0.12%

*Net of unearned income and includes nonaccrual loans.

No provision for loan losses was recorded for the three and six months ended June 30, 2015 compared to $0 and $250 thousand, respectively for the same periods in 2014.  The allowance for loan losses totaled $12.3 million at June 30, 2015, representing a decline of $734 thousand from December 31, 2014 and a decline of $2.3 million from June 30, 2014.  The decline in the allowance for loan losses from December 31, 2014 was primarily due to measured improvements in the economic and financial conditions in the Company’s markets, improvements in the Company’s asset quality and charge-offs of loans for which the Company had specifically reserved.  Impaired loans increased approximately $1.3 million from December 31, 2014, primarily due to the deteriorating financial condition of two large commercial borrowers.  As appropriate, the Company applied specific reserves against these impaired loans recorded prior to December 31, 2014.  The decline in the allowance for loan losses from June 30, 2014 was due to improvements in economic and financial market conditions, both nationally and in the Company’s markets, that improved the general allowance for loan losses and improvements in the Company’s asset quality.  Additionally, due to purchase accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.  Net charge-offs for the six months ended June 30, 2015 were $734 thousand, compared to $399 thousand for the same period of 2014.  This represents, on an annualized basis, 0.18% of average loans outstanding for the six months ended June 30, 2015 and 0.12% of average loans outstanding for the same period of 2014.

The allowance for loan losses at June 30, 2015 was $12.3 million, compared with $13.0 million at December 31, 2014. This represented 1.46% of period end loans at June 30, 2015, compared with 1.59% of year end loans at December 31, 2014.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2015		2014
(dollars in thousands)	Allowance	Percent	Allowance	Percent

Commercial, industrial and agricultural	$1,619	10.21%	$1,168	10.37%
Real estate - one to four family residential:
Closed end first and seconds	1,699	28.91%	1,884	28.86%
Home equity lines	2,013	13.20%	1,678	13.42%
Real estate - multifamily residential	102	3.54%	89	3.07%
Real estate - construction:
One to four family residential	257	2.27%	235	2.40%
Other construction, land development and other land	2,590	4.36%	2,670	4.34%
Real estate - farmland	79	1.26%	144	1.15%
Real estate - non-farm, non-residential:
Owner occupied	1,838	20.09%	2,416	19.22%
Non-owner occupied	1,168	11.81%	1,908	12.77%
Consumer	257	1.72%	305	1.94%
Other	665	2.63%	524	2.46%
Total allowance for loan losses	$12,287	100.00%	$13,021	100.00%

(Percent is portfolio loans in category divided by total loans)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2015 and December 31, 2014 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of June 30, 2015, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the six months ended June 30, 2015 and the year ended December 31, 2014:

Table 7:  Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Nonaccrual loans*	$7,263	$6,622	$641	9.7%
Loans past due 90 days and accruing interest	240	53	187	352.8%
Total nonperforming loans	$7,503	$6,675	$828	12.4%
Other real estate owned	1,344	1,838	(494)	-26.9%
Total nonperforming assets	$8,847	$8,513	$334	3.9%

Nonperforming assets to total loans and other real estate owned	1.05%	1.04%
Allowance for loan losses to nonaccrual loans	169.17%	196.63%
Annualized net charge-offs to average loans for the period	0.18%	0.28%
Allowance for loan losses to period end loans	1.46%	1.59%

* Includes $2.3 million and $3.4 million in nonaccrual TDRs at June 30, 2015 and December 31, 2014, respectively.

The following table presents the change in the OREO balance for the six months ended June 30, 2015 and 2014:

Table 8: OREO Changes

	June 30,
(dollars in thousands)	2015	2014	Change $	Change %

Balance at the beginning of period, gross	$1,914	$1,054	$860	81.6%
Transfers from loans	1,084	289	795	275.1%
Capitalized costs	1	-	1	100.0%
Sales proceeds	(1,548)	(462)	(1,086)	-235.1%
Previously recognized impairment losses on disposition	(78)	(157)	79	50.3%
Loss on disposition	(26)	(15)	(11)	-73.3%
Balance at the end of period, gross	1,347	709	638	90.0%
Less valuation allowance	(3)	(108)	105	97.2%
Balance at the end of period, net	$1,344	$601	$743	123.6%

The following table presents the change in the valuation allowance for OREO for the six months ended June 30, 2015 and 2014:

Table 9: OREO Valuation Allowance Changes

	June 30,
(dollars in thousands)	2015	2014

Balance at the beginning of period	$76	$254
Valuation allowance	5	11
Charge-offs	(78)	(157)
Balance at the end of period	$3	$108

Nonperforming assets were $8.8 million or 1.05% of total loans and other real estate owned at June 30, 2015 compared to $8.5 million or 1.04% at December 31, 2014. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to pre-2009 levels, which is 169.17% of nonaccrual loans at June 30, 2015, compared to 196.63% at December 31, 2014. Nonperforming loans increased $828 thousand or 12.4% during the six months ended June 30, 2015 to $7.5 million, primarily due to increases in nonaccrual loans.

Nonaccrual loans were $7.3 million at June 30, 2015, an increase of approximately $641 thousand or 9.7% from $6.6 million at December 31, 2014. Of the current $7.3 million in nonaccrual loans, $6.9 million or 94.4% is secured by real estate in our market area. Of these real estate secured loans, $5.4 million are one to four family residential real estate, $1.3 million are commercial properties and $190 thousand are real estate construction. Nonaccrual loans decreased $677 thousand during the second quarter of 2015 primarily due to the foreclosure of a large commercial property that was transferred to other real estate owned. Subsequent to June 30, 2015, this foreclosed property was sold for gross proceeds of approximately $825 thousand.

Other real estate owned, net of valuation allowance at June 30, 2015 was $1.3 million, a decrease of approximately $494 thousand or 26.9% from December 31, 2014. The balance of other real estate owned at June 30, 2015 was comprised of five properties of which $92 thousand are real estate construction properties and $1.3 million are commercial properties. During the six months ended June 30, 2015, new foreclosures included seven properties totaling $1.1 million transferred from loans, including one commercial property during the second quarter of 2015 totaling $700 thousand. Sales of twelve other real estate owned properties for the six months ended June 30, 3015 resulted in a net loss of $26 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $5 thousand in its consolidated statements of income for the six months ended June 30, 2015, due to valuation adjustments on other real estate owned properties as compared to $11 thousand for the same period of 2014. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at June 30, 2015 and December 31, 2014 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

At June 30, 2015, the balance of impaired loans was $37.7 million, for which there were specific valuation allowances of $4.6 million. At December 31, 2014, the balance of impaired loans was $36.4 million, for which there were specific valuation allowances of $5.3 million. The average balance of impaired loans was $37.4 million for the six months ended June 30, 2015, compared to $40.0 million for the year ended December 31, 2014. Impaired loans increased by approximately $1.3 million from December 31, 2014 to June 30, 2015, primarily due to the deteriorating financial condition of two large commercial relationships. As appropriate, the Company applied specific reserves against these impaired loans. The Company’s balance of impaired loans remains elevated over historical levels as a result of the continued challenging economic conditions which have significantly increased unemployment, reduced profitability of local businesses, and reduced the ability of many of our customers to keep their loans current.

The following table presents the balances of TDRs at June 30, 2015 and December 31, 2014:

Table 10: Troubled Debt Restructurings (TDRs)

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %

Performing TDRs	$14,843	$15,223	$(380)	-2.5%
Nonperforming TDRs*	2,252	3,438	(1,186)	-34.5%
Total TDRs	$17,095	$18,661	$(1,566)	-8.4%

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

Financial Condition

Summary

At June 30, 2015, the Company had total assets of $1.22 billion, an increase of approximately $37.2 million or 3.1% from $1.18 billion at December 31, 2014. The increase in total assets was principally the result of increases in loans and investment securities principally funded by short term borrowings, the Company’s issuance of Senior Subordinated Debt during the second quarter of 2015, and continued deposit growth. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Total assets	$1,219,191	$1,181,972	$37,219	3.1%
Cash and short-term investments	14,416	14,024	392	2.8%
Interest bearing deposits with banks	6,467	5,272	1,195	22.7%
Securities available for sale, at fair value	227,932	214,011	13,921	6.5%
Securities held to maturity, at carrying value	30,671	32,163	(1,492)	-4.6%
Restricted securities, at cost	8,118	7,533	585	7.8%
Total loans	840,710	820,569	20,141	2.5%
Deferred income taxes, net	16,937	17,529	(592)	-3.4%
Other real estate owned, net	1,344	1,838	(494)	-26.9%
Bank owned life insurance	24,786	24,463	323	1.3%
Total deposits	957,222	939,254	17,968	1.9%
Total borrowings	132,544	102,013	30,531	29.9%
Total shareholders' equity	121,909	134,274	(12,365)	-9.2%

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

Table 12: Investment Securities

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %

Available for Sale (at Fair Value):
Obligations of U.S. Government agencies	$13,081	$14,569	$(1,488)	-10.2%
SBA Pool securities	71,007	74,799	(3,792)	-5.1%
Agency residential mortgage-backed securities	19,400	28,629	(9,229)	-32.2%
Agency commercial mortgage-backed securities	6,487	-	6,487	100.0%
Agency CMO securities	53,154	39,215	13,939	35.5%
Non agency CMO securities	704	828	(124)	-15.0%
State and political subdivisions	64,090	55,926	8,164	14.6%
FNMA and FHLMC preferred stock	9	45	(36)	-80.0%
Total	$227,932	$214,011	$13,921	6.5%

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %

Held to Maturity (at Carrying Value):
Agency CMO securities	$11,743	$11,993	$(250)	-2.1%
State and political subdivisions	18,928	20,170	(1,242)	-6.2%
Total	$30,671	$32,163	$(1,492)	-4.6%

Total investment securities were $258.6 million at June 30, 2015, reflecting an increase of $12.4 million or 5.0% from $246.2 million at December 31, 2014. The increase in the investment portfolio during the first six months of 2015 was the result of investing excess liquidity that resulted from increases in total deposits and borrowings.

During the first six months of 2015, the Company primarily invested in Agency commercial mortgage-backed securities, Agency CMO securities and securities issued by State and political subdivisions. The Company decreased its investments in Agency residential mortgage-backed securities while increasing its investments in Agency commercial mortgage-backed securities and Agency CMO securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. The increased investment in securities issued by State and political subdivisions was due to the related tax benefits and the higher yield offered by these securities. In addition, the Company decreased its investments in SBA Pool securities in order to diversify its securities portfolio and target investments with a higher risk-adjusted rate of return. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of June 30, 2015 and December 31, 2014, our investment portfolio was 21.2% and 20.8%, respectively, of total assets.

The available for sale portfolio had an unrealized (loss), net of tax benefit, of ($2.1) million at June 30, 2015 compared with an unrealized (loss), net of tax benefit, of ($1.5) million at December 31, 2014. These unrealized (losses) as of June 30, 2015 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which increased during the first six months of 2015 causing bond prices to decrease and thereby increased the amount of unrealized losses at June 30, 2015.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $840.7 million at June 30, 2015, an increase of approximately $20.1 million, or 2.5%, from $820.6 million at December 31, 2014. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %

Commercial, industrial and agricultural	$85,845	$85,119	$726	0.9%
Real estate - one to four family residential:
Closed end first and seconds	243,072	236,761	6,311	2.7%
Home equity lines	111,007	110,100	907	0.8%
Total real estate - one to four family residential	354,079	346,861	7,218	2.1%
Real estate - multifamily residential	29,802	25,157	4,645	18.5%
Real estate - construction:
One to four family residential	19,091	19,698	(607)	-3.1%
Other construction, land development and other land	36,620	35,591	1,029	2.9%
Total real estate - construction	55,711	55,289	422	0.8%
Real estate - farmland	10,553	9,471	1,082	11.4%
Real estate - non-farm, non-residential:
Owner occupied	168,861	157,745	11,116	7.0%
Non-owner occupied	99,287	104,827	(5,540)	-5.3%
Total real estate - non-farm, non-residential	268,148	262,572	5,576	2.1%
Consumer	14,443	15,919	(1,476)	-9.3%
Other	22,129	20,181	1,948	9.7%
Total loans	$840,710	$820,569	$20,141	2.5%

Total loans increased 2.5% during the first six months of 2015.  Loan growth in the Company’s rural markets, primarily on the consumer side, remained weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment.

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

Total deposits were $957.2 million as of June 30, 2015, an increase of approximately $18.0 million or 1.9% from $939.3 million as of December 31, 2014. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	June 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Noninterest-bearing demand deposits	$178,844	$162,328	$16,516	10.2%

Interest-bearing deposits:
Checking	293,202	277,937	15,265	5.5%
Savings deposits	91,959	89,849	2,110	2.3%
Money market savings	162,554	162,794	(240)	-0.1%
Time deposits $100 and over	105,418	136,977	(31,559)	-23.0%
Other time deposits	125,245	109,369	15,876	14.5%
Total interest-bearing deposits	778,378	776,926	1,452	0.2%
Total deposits	$957,222	$939,254	$17,968	1.9%

During the first six months of 2015, the Company’s deposits increased due to customer growth and cyclical increases in deposit balances, partially offset by a decline in brokered certificates of deposit. Additionally, the Company believes the increase in our noninterest-bearing demand deposits as well as our lower cost non-maturity interest-bearing deposits is the result of customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty in general. At June 30, 2015 and December 31, 2014, the Company had $35.5 million and $55.7 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $132.5 million at June 30, 2015, an increase of approximately $30.5 million or 29.9% from $102.0 million at December 31, 2014. The increase in borrowings was primarily driven by the issuance of $20.0 million in Senior Subordinated Debt on April 22, 2015 and a $17.8 million increase in short-term borrowings. Borrowings increased as the Company funded loan growth, purchased additional investment securities and redeemed the remaining $14.0 million of its Series A Preferred Stock during the first six months of 2015. The Company will continue to consider lower cost, short-term borrowings as a favorable funding option and may use these funding sources in connection with executing the Company’s strategic initiatives during the remainder of 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2014 Form 10-K.

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2014 Form 10-K.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. We also use other short and long-term borrowings to provide additional liquidity when available on terms favorable to the Company, including entering into repurchase agreements with customers and issuing subordinated debt and notes. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets and available borrowing capacity under certain of our borrowing sources. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital market transactions, the proceeds of which could provide additional liquidity for operations.

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

Cash, cash equivalents and federal funds sold totaled $20.9 million as of June 30, 2015 compared to $19.6 million as of December 31, 2014. At June 30, 2015, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $207.1 million or 18.7% of total assets, compared to $179.9 million or 15.2% of total assets at December 31, 2014.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $5.5 million, net cash used in investing activities was $37.6 million and net cash provided by financing activities was $33.4 million for the six months ended June 30, 2015. Combined, this contributed to a $1.3 million increase in cash and cash equivalents for the six months ended June 30, 2015.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $225.3 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $71.3 million at June 30, 2015. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $59.3 million at June 30, 2015.

As of June 30, 2015, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2015, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2015, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of June 30, 2015 and December 31, 2014 are presented under Item 1. “Financial Statements,” under the heading “Note 14. Capital Requirements.”

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the six months ended June 30, 2015 and 2014, no cash dividends have been paid from the Bank to the Company.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

For the six months ended June 30, 2015, the Company paid $0.02 of cash dividends to common shareholders and the holders of the Company’s Series B Preferred Stock, as compared to paying no cash dividends in the same period of 2014.

From February 2011 to May 2014, the Company deferred dividend payments on its Series A Preferred Stock. On August 15, 2014, the Company paid dividends of $5.5 million, including both current and accumulated but unpaid dividends on its Series A Preferred Stock, and has paid all subsequent dividends on the Series A Preferred Stock as due pursuant to the terms of the Series A Preferred Stock. The Company redeemed the final $14.0 million of the Series A Preferred Stock during the first half of 2015.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of June 30, 2015 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the six months ended June 30, 2015, the Company did not repurchase any shares of its common stock under the program.

There were no repurchases of the Company’s common stock during the three months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014 by and among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
4.3	Indenture, dated April 22, 2015, by and between Eastern Virginia Bankshares, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 24, 2015).
4.4	Forms of 6.50% Subordinated Note due 2025 (included as Exhibit A-1 and Exhibit A-2 in Exhibit 4.3 filed with, and incorporated herein by reference to, the Company’s Current Report on Form 8-K filed April 24, 2015).
10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date: August 14, 2015	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

