Form 10-Q
period 2015-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2015-11-10
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant’s Common Stock outstanding as of November 9, 2015 was 13,029,550.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014*
Assets:
Cash and due from banks	$12,598	$14,024
Interest bearing deposits with banks	11,661	5,272
Federal funds sold	244	334
Securities available for sale, at fair value	229,608	214,011
Securities held to maturity, at carrying value (fair value of $31,057 and $33,367, respectively)	29,964	32,163
Restricted securities, at cost	8,261	7,533
Loans, net of allowance for loan losses of $11,938 and $13,021, respectively	849,455	807,548
Deferred income taxes, net	15,588	17,529
Bank premises and equipment, net	28,416	27,433
Accrued interest receivable	4,196	4,013
Other real estate owned, net of valuation allowance of $2 and $76, respectively	233	1,838
Goodwill	17,085	17,085
Bank owned life insurance	24,942	24,463
Other assets	10,136	8,726
Total assets	$1,242,387	$1,181,972

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$185,633	$162,328
Interest-bearing deposits	789,168	776,926
Total deposits	974,801	939,254
Federal funds purchased and repurchase agreements	7,911	14,885
Short-term borrowings	97,975	76,818
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,029	-
Accrued interest payable	860	316
Other liabilities	6,558	6,115
Total liabilities	1,117,444	1,047,698

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued:
Series A; $1,000 stated value per share, 0 and 14,000 shares fixed rate cumulative perpetual preferred in 2015 and 2014, respectively	-	14,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,029,550 and 12,978,934 including 138,092 and 104,142 nonvested shares in 2015 and 2014, respectively	25,783	25,750
Surplus	48,884	47,339
Retained earnings	43,138	39,290
Warrant	-	1,481
Accumulated other comprehensive loss, net	(3,342)	(4,066)
Total shareholders' equity	124,943	134,274
Total liabilities and shareholders' equity	$1,242,387	$1,181,972

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$10,443	$8,623
Interest on investments:
Taxable interest income	1,173	1,185
Tax exempt interest income	250	180
Dividends	114	91
Interest on deposits with banks	4	5
Total interest and dividend income	11,984	10,084

Interest Expense
Deposits	988	995
Federal funds purchased and repurchase agreements	9	5
Short-term borrowings	56	39
Junior subordinated debt	83	82
Senior subordinated debt	348	-
Total interest expense	1,484	1,121
Net interest income	10,500	8,963
Provision for Loan Losses	-	-
Net interest income after provision for loan losses	10,500	8,963
Noninterest Income
Service charges and fees on deposit accounts	745	825
Debit/credit card fees	468	383
Gain on sale of available for sale securities, net	71	7
Gain on sale of held to maturity securities, net	10	-
(Loss) on sale of bank premises and equipment	(11)	-
Other operating income	441	390
Total noninterest income	1,724	1,605
Noninterest Expenses
Salaries and employee benefits	5,394	4,652
Occupancy and equipment expenses	1,396	1,286
Telephone	285	207
FDIC expense	196	121
Consultant fees	92	250
Collection, repossession and other real estate owned	209	49
Marketing and advertising	355	181
(Gain) loss on sale of other real estate owned	(8)	51
Other operating expenses	1,598	1,831
Total noninterest expenses	9,517	8,628
Income before income taxes	2,707	1,940
Income Tax Expense	697	658
Net Income	$2,010	$1,282
Effective dividend on Series A Preferred Stock	-	540
Net income available to common shareholders	$2,010	$742

Net income per common share: basic and diluted	$0.11	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2015	2014
Net income	$2,010	$1,282
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $674 and $577, respectively)	1,304	1,120
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $20 and $32, respectively)	40	63
Less: reclassification adjustment for securities gains included in net income (net of tax, $28 and $2, respectively)	(53)	(5)
Other comprehensive income	1,291	1,178
Comprehensive income	$3,301	$2,460

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$31,016	$25,735
Interest on investments:
Taxable interest income	3,560	4,030
Tax exempt interest income	778	597
Dividends	318	282
Interest on deposits with banks	12	13
Total interest and dividend income	35,684	30,657

Interest Expense
Deposits	2,973	2,960
Federal funds purchased and repurchase agreements	40	15
Short-term borrowings	135	110
Junior subordinated debt	244	258
Senior subordinated debt	612	-
Total interest expense	4,004	3,343
Net interest income	31,680	27,314
Provision for Loan Losses	-	250
Net interest income after provision for loan losses	31,680	27,064
Noninterest Income
Service charges and fees on deposit accounts	2,081	2,484
Debit/credit card fees	1,273	1,070
Gain on sale of available for sale securities, net	122	496
Gain on sale of held to maturity securities, net	10	-
(Loss) gain on sale of bank premises and equipment	(38)	5
Other operating income	1,327	1,081
Total noninterest income	4,775	5,136
Noninterest Expenses
Salaries and employee benefits	16,507	13,986
Occupancy and equipment expenses	4,309	3,872
Telephone	692	629
FDIC expense	622	758
Consultant fees	1,043	872
Collection, repossession and other real estate owned	424	205
Marketing and advertising	1,023	618
Loss on sale of other real estate owned	18	66
Impairment losses on other real estate owned	5	11
Other operating expenses	5,040	4,308
Total noninterest expenses	29,683	25,325
Income before income taxes	6,772	6,875
Income Tax Expense	1,646	1,942
Net Income	$5,126	$4,933
Effective dividend on Series A Preferred Stock	386	1,599
Net income available to common shareholders	$4,740	$3,334

Net income per common share: basic and diluted	$0.26	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Net income	$5,126	$4,933
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $365 and $2,825, respectively)	707	5,484
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $53 and $73, respectively)	104	143
Less: reclassification adjustment for securities gains included in net income (net of tax, $45 and $168, respectively)	(87)	(328)
Other comprehensive income	724	5,299
Comprehensive income	$5,850	$10,232

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A*	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income					4,933		4,933
Other comprehensive income						5,299	5,299
Cash dividends - preferred, Series A					(5,490)		(5,490)
Stock based compensation				58			58
Director stock grant	12			26			38
Restricted common stock vested	30			(30)			-
Balance, September 30, 2014	$23,620	$25,481	$10,480	$42,751	$39,024	$(3,569)	$137,787

Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274
Net income					5,126		5,126
Other comprehensive income						724	724
Cash dividends - preferred, Series A					(547)		(547)
Cash dividends - preferred, Series B					(210)		(210)
Cash dividends - common ($0.04 per share)					(521)		(521)
Repurchase of preferred stock		(14,000)					(14,000)
Repurchase of common stock	(1)						(1)
Repurchase of warrants		(1,481)		1,366			(115)
Stock based compensation				175			175
Director stock grant	12			26			38
Restricted common stock vested	22			(22)			-
Balance, September 30, 2015	$25,783	$-	$10,480	$48,884	$43,138	$(3,342)	$124,943

*For the purposes of this table, Preferred Stock Series A includes the effect of the warrant (prior to its repurchase by the Company during the second quarter of 2015) issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income	$5,126	$4,933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	250
Depreciation and amortization	1,884	1,581
Stock based compensation	175	58
Amortization of debt issuance costs	37	-
Net accretion of certain acquisition related fair value adjustments	(423)	-
Net amortization of premiums and accretion of discounts on investment securities, net	2,278	2,551
(Gain) on sale of available for sale securities, net	(122)	(496)
(Gain) on sale of held to maturity securities, net	(10)	-
Loss (gain) on sale of bank premises and equipment	38	(5)
Loss on sale of other real estate owned	18	66
Impairment losses on other real estate owned	5	11
Loss on LLC investments	275	70
Earnings on life insurance policies	(479)	(415)
Net change in:
Accrued interest receivable	(183)	36
Other assets	(1,876)	(539)
Accrued interest payable	544	(1,026)
Other liabilities	2,012	1,677
Net cash provided by operating activities	9,299	8,752
Investing Activities:
Purchase of securities available for sale	(98,453)	(17,837)
Purchase of securities held to maturity	(22)	-
Purchase of restricted securities	(7,450)	(6,841)
Purchases of bank premises and equipment	(3,160)	(1,574)
Improvements to other real estate owned	(1)	-
Net change in loans	(42,452)	(50,378)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	18,449	14,899
Maturities, calls, and paydowns of securities held to maturity	1,401	1,875
Sale of securities available for sale	63,646	25,496
Sale of securities held to maturity	531	-
Sale of restricted securities	6,722	5,264
Sale of bank premises and equipment	255	5
Sale of other real estate owned	2,832	547
Net cash used in investing activities	(57,702)	(28,544)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	37,693	(7,328)
Time deposits	(2,236)	(5,662)
Federal funds purchased and repurchase agreements	(6,974)	611
Short-term borrowings	21,157	34,515
Senior subordinated debt	20,000	-
Debt issuance costs	(1,008)	-
Director stock grant	38	38
Repurchase of preferred stock	(14,000)	-
Repurchase of common stock	(1)	-
Repurchase of warrants	(115)	-
Dividends paid - preferred, Series A	(547)	(5,490)
Dividends paid - preferred, Series B	(210)	-
Dividends paid - common	(521)	-
Net cash provided by financing activities	53,276	16,684
Net increase (decrease) in cash and cash equivalents	4,873	(3,108)
Cash and cash equivalents, December 31	19,630	19,346
Cash and cash equivalents, September 30	$24,503	$16,238
Supplemental disclosure:
Interest paid	$3,460	$4,369
Income taxes paid	$78	$-
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$940	$7,813
Loans transferred to other real estate owned	$(1,249)	$(309)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Parent”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), which is unconsolidated, and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at three retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $2 thousand, which is adjustable on a quarterly basis.

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned (or “OREO”), the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2015 presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014. However, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification (“ASC”) and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued, and as such, the Company adopted ASU 2015-03 in the second quarter of 2015. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers regarding cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part I amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts I and II of this ASU are effective on a retrospective basis and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier to an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier to an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the ASC. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

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

The following table illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2014. The unaudited combined pro forma revenue and net income combines the historical results of VCB with the Company's consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2014. Acquisition related expenses of $224 thousand and $550 thousand were included in the Company's actual consolidated statements of income for the nine months ended September 30, 2015 and 2014, respectively, but were excluded from the unaudited pro forma information listed below. No acquisition related expenses were included in the Company’s actual consolidated statements of income for the three months ended September 30, 2015. However, $550 thousand of acquisition related expenses were included in the Company’s actual consolidated statements of income for the three months ended September 30, 2014, but were excluded from the unaudited pro forma information listed below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited	Unaudited	Unaudited
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$10,500	$10,190	$31,680	$30,744
Net income	2,010	1,408	5,286	4,212

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of securities at September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$9,404	$-	$99	$9,305
SBA Pool securities	62,916	33	782	62,167
Agency residential mortgage-backed securities	18,865	16	141	18,740
Agency commercial mortgage-backed securities	14,372	-	43	14,329
Agency CMO securities	52,555	366	452	52,469
Non agency CMO securities	131	1	-	132
State and political subdivisions	72,661	397	592	72,466
Total	$230,904	$813	$2,109	$229,608

(dollars in thousands)	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$14,991	$-	$422	$14,569
SBA Pool securities	76,469	70	1,740	74,799
Agency residential mortgage-backed securities	28,740	208	319	28,629
Agency CMO securities	39,343	302	430	39,215
Non agency CMO securities	820	11	3	828
State and political subdivisions	55,877	510	461	55,926
FNMA and FHLMC preferred stock	7	38	-	45
Total	$216,247	$1,139	$3,375	$214,011

(dollars in thousands)	September 30, 2015
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,662	$64	$11,598	$406	$-	$12,004
State and political subdivisions	18,869	503	18,366	693	6	19,053
Total	$30,531	$567	$29,964	$1,099	$6	$31,057

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2014
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$12,073	$80	$11,993	$294	$-	$12,287
State and political subdivisions	20,814	644	20,170	928	18	21,080
Total	$32,887	$724	$32,163	$1,222	$18	$33,367

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at September 30, 2015 or December 31, 2014. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive (Loss) and is being accreted over the remaining life of the securities as an adjustment to interest income. During the third quarter of 2015, the Company sold a state and political subdivisions security that was classified as “Held to Maturity” due to the significant deterioration in the issuer’s financial condition. The carrying value of this security was $522 thousand and a gain of $10 thousand was recognized as a result of the sale.

At September 30, 2015, the Company’s mortgage-backed securities consisted of commercial and residential mortgage-backed securities. The Company’s mortgage-backed securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities previously included one senior issue of Preferred Term Securities XXVII which remained current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. On December 9, 2014, the Company sold this security resulting in a gain on sale of $82 thousand and the Company reversed the related impairment reserve. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. On September 22, 2014, the Company sold this security resulting in a gain on sale of $2 thousand and the Company reversed the related impairment reserve. The decision to recognize the other-than-temporary impairment had been based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair value of securities at September 30, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	September 30, 2015
Available for Sale:	Amortized Cost	Fair Value
Due in one year or less	$2,282	$2,256
Due after one year through five years	87,419	87,257
Due after five years through ten years	130,273	129,263
Due after ten years	10,930	10,832
Total	$230,904	$229,608

(dollars in thousands)	September 30, 2015
Held to Maturity:	Carrying Value	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	20,687	21,412
Due after five years through ten years	8,530	8,888
Due after ten years	747	757
Total	$29,964	$31,057

Proceeds from the sales of securities available for sale for the nine months ended September 30, 2015 and 2014 were $63.6 million and $25.5 million, respectively. Net realized gains on the sales of securities available for sale for the nine months ended September 30, 2015 and 2014 were $122 thousand and $496 thousand, respectively. Proceeds from the sales of securities held to maturity for the nine months ended September 30, 2015 were $531 thousand. Net realized gains on the sales of securities held to maturity for the nine months ended September 30, 2015 were $10 thousand. There were no sales of securities held to maturity during the nine months ended September 30, 2014. Proceeds from maturities, calls and paydowns of securities available for sale for the nine months ended September 30, 2015 and 2014 were $18.4 million and $14.9 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity for the nine months ended September 30, 2015 and 2014 were $1.4 million and $1.9 million, respectively.

The Company pledges securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Securities with an aggregate book value of $64.0 million and an aggregate fair value of $64.7 million were pledged at September 30, 2015. Securities with an aggregate book value of $86.9 million and an aggregate fair value of $87.1 million were pledged at December 31, 2014.

Securities in an unrealized loss position at September 30, 2015, by duration of the period of the unrealized loss, are shown below:

	September 30, 2015
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$4,875	$31	$4,429	$68	$9,304	$99
SBA Pool securities	9,187	52	44,225	730	53,412	782
Agency residential mortgage-backed securities	5,320	21	9,774	120	15,094	141
Agency commercial mortgage-backed securities	12,304	43	-	-	12,304	43
Agency CMO securities	21,877	279	6,645	173	28,522	452
State and political subdivisions	36,982	433	5,727	165	42,709	598
Total	$90,545	$859	$70,800	$1,256	$161,345	$2,115

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

Based on the Company’s evaluation, management does not believe any unrealized losses at September 30, 2015, represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2013 causing bond prices to decline, and are not attributable to credit deterioration. During 2014 and in general throughout the first nine months of 2015, interest rates have fallen, specifically in the middle and long-end of the yield curve, which has caused bond prices to rise and thereby reduced the amount of unrealized losses at the end of the quarter. At September 30, 2015, there were 128 debt securities with fair values totaling $161.3 million considered temporarily impaired. Of these debt securities, 77 with fair values totaling $90.5 million were in an unrealized loss position of less than 12 months and 51 with fair values totaling $70.8 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and no impairment has been recognized. At September 30, 2015, there were no equity securities in an unrealized loss position.

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $5.2 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning October 1, 2014, and ending September 30, 2015, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$84,941	9.86%	$85,119	10.37%
Real estate - one to four family residential:
Closed end first and seconds	237,318	27.55%	236,761	28.86%
Home equity lines	115,088	13.36%	110,100	13.42%
Total real estate - one to four family residential	352,406	40.91%	346,861	42.28%
Real estate - multifamily residential	28,110	3.26%	25,157	3.07%
Real estate - construction:
One to four family residential	19,936	2.31%	19,698	2.40%
Other construction, land development and other land	51,656	6.00%	35,591	4.34%
Total real estate - construction	71,592	8.31%	55,289	6.74%
Real estate - farmland	11,188	1.30%	9,471	1.15%
Real estate - non-farm, non-residential:
Owner occupied	177,215	20.58%	157,745	19.22%
Non-owner occupied	101,133	11.74%	104,827	12.77%
Total real estate - non-farm, non-residential	278,348	32.32%	262,572	31.99%
Consumer	20,075	2.33%	15,919	1.94%
Other	14,733	1.71%	20,181	2.46%
Total loans	861,393	100.00%	820,569	100.00%
Less allowance for loan losses	(11,938)		(13,021)
Loans, net	$849,455		$807,548

Deferred costs, net are included in the table above and totaled $1.6 million and $1.4 million for September 30, 2015 and December 31, 2014, respectively.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$694	$106	$217	$1,017	$83,924	$84,941
Real estate - one to four family residential:
Closed end first and seconds	5,591	1,974	4,240	11,805	225,513	237,318
Home equity lines	392	147	318	857	114,231	115,088
Total real estate - one to four family residential	5,983	2,121	4,558	12,662	339,744	352,406
Real estate - multifamily residential	-	-	-	-	28,110	28,110
Real estate - construction:
One to four family residential	194	10	68	272	19,664	19,936
Other construction, land development and other land	-	-	-	-	51,656	51,656
Total real estate - construction	194	10	68	272	71,320	71,592
Real estate - farmland	-	107	-	107	11,081	11,188
Real estate - non-farm, non-residential:
Owner occupied	86	-	568	654	176,561	177,215
Non-owner occupied	131	-	676	807	100,326	101,133
Total real estate - non-farm, non-residential	217	-	1,244	1,461	276,887	278,348
Consumer	20	5	1	26	20,049	20,075
Other	-	-	-	-	14,733	14,733
Total loans	$7,108	$2,349	$6,088	$15,545	$845,848	$861,393

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$278	$6	$373	$657	$84,462	$85,119
Real estate - one to four family residential:
Closed end first and seconds	5,515	1,123	1,247	7,885	228,876	236,761
Home equity lines	366	-	360	726	109,374	110,100
Total real estate - one to four family residential	5,881	1,123	1,607	8,611	338,250	346,861
Real estate - multifamily residential	-	-	-	-	25,157	25,157
Real estate - construction:
One to four family residential	150	-	221	371	19,327	19,698
Other construction, land development and other land	5	-	-	5	35,586	35,591
Total real estate - construction	155	-	221	376	54,913	55,289
Real estate - farmland	-	-	590	590	8,881	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,873	158	1,738	3,769	153,976	157,745
Non-owner occupied	-	-	-	-	104,827	104,827
Total real estate - non-farm, non-residential	1,873	158	1,738	3,769	258,803	262,572
Consumer	157	32	-	189	15,730	15,919
Other	-	-	-	-	20,181	20,181
Total loans	$8,344	$1,319	$4,529	$14,192	$806,377	$820,569

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at the dates indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans	$5,856	$6,622
Loans past due 90 days and accruing interest	1,105	53
Troubled debt restructurings (accruing)	15,426	15,223

At September 30, 2015 and December 31, 2014, there were approximately $1.2 million and $3.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$577	$5,514	$6,091	$1,023	$15,673	$16,696
Real estate - one to four family residential:
Closed end first and seconds	1,105	7,468	8,573	1,374	6,475	7,849
Home equity lines	32	9,898	9,930	33	11,858	11,891
Total real estate - one to four family residential	1,137	17,366	18,503	1,407	18,333	19,740
Real estate - multifamily residential	-	2,071	2,071	-	3,539	3,539
Real estate - construction:
One to four family residential	-	679	679	-	3,206	3,206
Other construction, land development and other land	280	1,660	1,940	79	3,674	3,753
Total real estate - construction	280	2,339	2,619	79	6,880	6,959
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	4,313	17,413	21,726	1,841	21,037	22,878
Non-owner occupied	1,622	11,003	12,625	3,472	20,762	24,234
Total real estate - non-farm, non-residential	5,935	28,416	34,351	5,313	41,799	47,112
Consumer	-	406	406	-	1,462	1,462
Other	-	822	822	-	-	-
Total loans	$7,929	$56,934	$64,863	$7,822	$87,686	$95,508

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at September 30, 2015 and December 31, 2014:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2015	2014	2015	2014
Commercial, industrial and agricultural	$217	$334	$-	$53
Real estate - one to four family residential:
Closed end first and seconds	3,814	3,364	1,105	-
Home equity lines	493	564	-	-
Total real estate - one to four family residential	4,307	3,928	1,105	-
Real estate - construction:
One to four family residential	68	221	-	-
Total real estate - construction	68	221	-	-
Real estate - farmland	-	590	-	-
Real estate - non-farm, non-residential:
Owner occupied	568	1,521	-	-
Non-owner occupied	677	-	-	-
Total real estate - non-farm, non-residential	1,245	1,521	-	-
Consumer	19	28	-	-
Total loans	$5,856	$6,622	$1,105	$53

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

The following table presents commercial loans by credit quality indicator at September 30, 2015:

						Acquired
						Loans -
						Purchased
		Special				Credit
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Impaired	Impaired	Total
Commercial, industrial and agricultural	$81,611	$1,924	$496	$-	$333	$577	$84,941
Real estate - multifamily residential	28,110	-	-	-	-	-	28,110
Real estate - construction:
One to four family residential	19,352	224	104	-	256	-	19,936
Other construction, land development and other land	42,740	1,925	1,113	-	5,598	280	51,656
Total real estate - construction	62,092	2,149	1,217	-	5,854	280	71,592
Real estate - farmland	10,139	323	182	-	544	-	11,188
Real estate - non-farm, non-residential:
Owner occupied	151,805	12,465	2,221	-	6,411	4,313	177,215
Non-owner occupied	86,102	616	1,053	-	11,740	1,622	101,133
Total real estate - non-farm, non-residential	237,907	13,081	3,274	-	18,151	5,935	278,348
Total commercial loans	$419,859	$17,477	$5,169	$-	$24,882	$6,792	$474,179

The following table presents commercial loans by credit quality indicator at December 31, 2014:

						Acquired
						Loans -
						Purchased
		Special				Credit
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Impaired	Impaired	Total
Commercial, industrial and agricultural	$79,191	$2,779	$675	$-	$1,451	$1,023	$85,119
Real estate - multifamily residential	25,157	-	-	-	-	-	25,157
Real estate - construction:
One to four family residential	18,978	300	244	-	176	-	19,698
Other construction, land development and other land	26,916	1,791	1,144	-	5,661	79	35,591
Total real estate - construction	45,894	2,091	1,388	-	5,837	79	55,289
Real estate - farmland	9,471	-	-	-	-	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	132,266	11,339	2,253	-	10,046	1,841	157,745
Non-owner occupied	84,951	4,771	1,817	-	9,816	3,472	104,827
Total real estate - non-farm, non-residential	217,217	16,110	4,070	-	19,862	5,313	262,572
Total commercial loans	$376,930	$20,980	$6,133	$-	$27,150	$6,415	$437,608

At September 30, 2015 and December 31, 2014, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2015:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$224,265	$13,053	$237,318
Home equity lines	114,145	943	115,088
Total real estate - one to four family residential	338,410	13,996	352,406
Consumer	19,732	343	20,075
Other	14,730	3	14,733
Total consumer loans	$372,872	$14,342	$387,214

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

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2015:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	September 30, 2015
Commercial, industrial and agricultural	$1,168	$(181)	$39	$535	$1,561
Real estate - one to four family residential:
Closed end first and seconds	1,884	(622)	87	469	1,818
Home equity lines	1,678	(160)	7	(675)	850
Total real estate - one to four family residential	3,562	(782)	94	(206)	2,668
Real estate - multifamily residential	89	-	-	(6)	83
Real estate - construction:
One to four family residential	235	(102)	3	210	346
Other construction, land development and other land	2,670	-	1	45	2,716
Total real estate - construction	2,905	(102)	4	255	3,062
Real estate - farmland	144	-	-	141	285
Real estate - non-farm, non-residential:
Owner occupied	2,416	(139)	1	(214)	2,064
Non-owner occupied	1,908	-	-	(567)	1,341
Total real estate - non-farm, non-residential	4,324	(139)	1	(781)	3,405
Consumer	305	(34)	43	(12)	302
Other	524	(52)	26	74	572
Total	$13,021	$(1,290)	$207	$-	$11,938

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2014:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	September 30, 2014
Commercial, industrial and agricultural	$1,787	$(314)	$43	$(207)	$1,309
Real estate - one to four family residential:
Closed end first and seconds	2,859	(414)	227	(427)	2,245
Home equity lines	1,642	(129)	14	314	1,841
Total real estate - one to four family residential	4,501	(543)	241	(113)	4,086
Real estate - multifamily residential	79	-	-	21	100
Real estate - construction:
One to four family residential	364	-	6	(15)	355
Other construction, land development and other land	1,989	-	9	395	2,393
Total real estate - construction	2,353	-	15	380	2,748
Real estate - farmland	116	-	-	14	130
Real estate - non-farm, non-residential:
Owner occupied	3,236	-	27	(939)	2,324
Non-owner occupied	1,770	-	13	583	2,366
Total real estate - non-farm, non-residential	5,006	-	40	(356)	4,690
Consumer	387	(182)	80	21	306
Other	538	(277)	21	490	772
Total	$14,767	$(1,316)	$440	$250	$14,141

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2015:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$306	$1,255	$-	$1,561	$333	$84,031	$577	$84,941
Real estate - one to four family residential:
Closed end first and seconds	631	1,187	-	1,818	8,813	227,400	1,105	237,318
Home equity lines	265	585	-	850	625	114,431	32	115,088
Total real estate - one to four family residential	896	1,772	-	2,668	9,438	341,831	1,137	352,406
Real estate - multifamily residential	-	83	-	83	-	28,110	-	28,110
Real estate - construction:
One to four family residential	116	230	-	346	256	19,680	-	19,936
Other construction, land development and other land	1,299	1,417	-	2,716	5,598	45,778	280	51,656
Total real estate - construction	1,415	1,647	-	3,062	5,854	65,458	280	71,592
Real estate - farmland	215	70	-	285	544	10,644	-	11,188
Real estate - non-farm, non-residential:
Owner occupied	878	1,186	-	2,064	6,411	166,491	4,313	177,215
Non-owner occupied	922	419	-	1,341	11,740	87,771	1,622	101,133
Total real estate - non-farm, non-residential	1,800	1,605	-	3,405	18,151	254,262	5,935	278,348
Consumer	84	218	-	302	342	19,733	-	20,075
Other	-	572	-	572	3	14,730	-	14,733
Total	$4,716	$7,222	$-	$11,938	$34,665	$818,799	$7,929	$861,393

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2014:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$-	$1,168	$-	$1,168	$1,451	$82,645	$1,023	$85,119
Real estate - one to four family residential:
Closed end first and seconds	1,006	878	-	1,884	8,713	226,674	1,374	236,761
Home equity lines	-	1,678	-	1,678	175	109,892	33	110,100
Total real estate - one to four family residential	1,006	2,556	-	3,562	8,888	336,566	1,407	346,861
Real estate - multifamily residential	-	89	-	89	-	25,157	-	25,157
Real estate - construction:
One to four family residential	78	157	-	235	176	19,522	-	19,698
Other construction, land development and other land	1,632	1,038	-	2,670	5,661	29,851	79	35,591
Total real estate - construction	1,710	1,195	-	2,905	5,837	49,373	79	55,289
Real estate - farmland	-	144	-	144	-	9,471	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,240	1,176	-	2,416	10,046	145,858	1,841	157,745
Non-owner occupied	1,262	646	-	1,908	9,816	91,539	3,472	104,827
Total real estate - non-farm, non-residential	2,502	1,822	-	4,324	19,862	237,397	5,313	262,572
Consumer	106	199	-	305	371	15,548	-	15,919
Other	-	524	-	524	6	20,175	-	20,181
Total	$5,324	$7,697	$-	$13,021	$36,415	$776,332	$7,822	$820,569

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$333	$333	$-	$333	$306	$752	$17
Real estate - one to four family residential:
Closed end first and seconds	8,813	9,417	3,910	4,903	631	8,461	362
Home equity lines	625	625	175	450	265	490	15
Total real estate - one to four family residential	9,438	10,042	4,085	5,353	896	8,951	377
Real estate - construction:
One to four family residential	256	357	21	235	116	249	6
Other construction, land development and other land	5,598	5,598	-	5,598	1,299	5,626	196
Total real estate - construction	5,854	5,955	21	5,833	1,415	5,875	202
Real estate - farmland	544	546	-	544	215	54	27
Real estate - non-farm, non-residential:
Owner occupied	6,411	6,764	3,531	2,880	878	9,812	221
Non-owner occupied	11,740	11,740	6,573	5,167	922	11,200	410
Total real estate - non-farm, non-residential	18,151	18,504	10,104	8,047	1,800	21,012	631
Consumer	342	353	15	327	84	355	14
Other	3	3	3	-	-	5	-
Total loans*	$34,665	$35,736	$14,228	$20,437	$4,716	$37,004	$1,268

*PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,451	$1,451	$1,451	$-	$-	$2,010	$128
Real estate - one to four family residential:
Closed end first and seconds	8,713	8,813	3,611	5,102	1,006	9,800	474
Home equity lines	175	175	175	-	-	289	-
Total real estate - one to four family residential	8,888	8,988	3,786	5,102	1,006	10,089	474
Real estate - construction:
One to four family residential	176	176	-	176	78	312	7
Other construction, land development and other land	5,661	5,661	-	5,661	1,632	5,399	256
Total real estate - construction	5,837	5,837	-	5,837	1,710	5,711	263
Real estate - farmland				-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	10,046	10,146	3,734	6,312	1,240	12,056	534
Non-owner occupied	9,816	9,816	4,262	5,554	1,262	9,356	456
Total real estate - non-farm, non-residential	19,862	19,962	7,996	11,866	2,502	21,412	990
Consumer	371	371	-	371	106	420	21
Other	6	6	6	-	-	328	-
Total loans*	$36,415	$36,615	$13,239	$23,176	$5,324	$39,970	$1,876

*PCI loans are excluded from this table.

Determining the fair value of purchased credit-impaired (“PCI”) loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $8.9 million and $8.8 million and recorded carrying values of $7.9 million and $7.8 million at September 30, 2015 and December 31, 2014, respectively.

Loans acquired from VCB that constituted PCI loans were recorded by the Company at fair value on the date of acquisition as follows:

November 14,
(dollars in thousands)	2014
Contractual principal and interest at acquisition	$9,977
Nonaccretable difference	937
Accretable yield	1,185
PCI loans at acquisition, at estimated fair value	$7,855

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the periods indicated:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$925	$1,131
Accretion	(110)	(316)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-	-
Other changes, net	-	-
Balance at end of period	$815	$815

The following tables present, by loan class, information related to loans modified as TDRs during the nine months ended September 30, 2015 and 2014. No loans were modified as TDRs during the three months ended September 30, 2015 or 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Real estate - one to four family residential:
Closed end first and seconds	-	$-	$-	2	$490	$489
Consumer	-	-	-	2	385	377
Total	-	$-	$-	4	$875	$866

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by loan class, information related to the loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2015 and 2014 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - non-farm, non-residential:
Non-owner occupied	-	$-	1	$855
Total	-	$-	1	$855

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$68	-	$-
Real estate - non-farm, non-residential:
Non-owner occupied	-	-	1	855
Total	1	$68	1	$855

At September 30, 2015, $166 thousand in foreclosed residential real estate properties were included in OREO, and $881 thousand in residential real estate loans were in the process of foreclosure.

Note 5. Deferred Income Taxes

As of September 30, 2015 and December 31, 2014, the Company had recorded net deferred income tax assets of approximately $15.6 million and $17.5 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the 2014 Form 10-K.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Land and improvements	$6,824	$6,929
Buildings and leasehold improvements	28,568	28,001
Furniture, fixtures and equipment	20,613	21,719
Construction in progress	1,162	553
	57,167	57,202
Less accumulated depreciation	(28,751)	(29,769)
Net balance	$28,416	$27,433

Depreciation and amortization of bank premises and equipment for the nine months ended September 30, 2015 and 2014 amounted to $1.9 million and $1.6 million, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2015 and the year ended December 31, 2014:

Federal funds purchased
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$2,440	$2,000
Average balance for the period	$83	$174
Weighted average rate for the period	0.72%	0.78%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance outstanding at period end	$7,911	$14,885
Maximum balance at any month end during the period	$12,392	$14,885
Average balance for the period	$9,028	$4,523
Weighted average rate for the period	0.59%	0.59%
Weighted average rate at period end	0.48%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at September 30, 2015 consisted of $98.0 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2014 consisted of $16.4 million using a daily rate credit, which was due on demand, and $60.4 million in fixed rate one month advances.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2015 and the year ended December 31, 2014:

Short-term borrowings
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance outstanding at period end	$97,975	$76,818
Maximum balance at any month end during the period	$107,545	$82,930
Average balance for the period	$86,389	$72,565
Weighted average rate for the period	0.21%	0.21%
Weighted average rate at period end	0.23%	0.22%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. At September 30, 2015 and December 31, 2014, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $373.4 million at September 30, 2015. This line of credit totaled $226.3 million with approximately $115.5 million available at September 30, 2015. As of September 30, 2015 and December 31, 2014, loans with a carrying value of $309.9 million and $304.5 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $98.0 million and $76.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

The following tables show the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share amounts)	September 30, 2015	September 30, 2014
Basic Net Income Per Common Share
Net income available to common shareholders	$2,010	$742
Less: Net income allocated to participating securities, Series B Preferred Stock	577	227
Net income allocated to common shareholders	$1,433	$515
Weighted average common shares outstanding for basic net income per common share	13,029,550	11,868,301
Basic net income per common share	$0.11	$0.04

Diluted Net Income Per Common Share
Net income available to common shareholders	$2,010	$742
Weighted average common shares outstanding for basic net income per common share	13,029,550	11,868,301
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,269,742	17,108,493
Diluted net income per common share	$0.11	$0.04

	Nine Months Ended
(dollars in thousands, except share and per share amounts)	September 30, 2015	September 30, 2014
Basic Net Income Per Common Share
Net income available to common shareholders	$4,740	$3,334
Less: Net income allocated to participating securities, Series B Preferred Stock	1,361	1,021
Net income allocated to common shareholders	$3,379	$2,313
Weighted average common shares outstanding for basic net income per common share	13,013,005	11,864,366
Basic net income per common share	$0.26	$0.19

Diluted Net Income Per Common Share
Net income available to common shareholders	$4,740	$3,334
Weighted average common shares outstanding for basic net income per common share	13,013,005	11,864,366
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,253,197	17,104,558
Diluted net income per common share	$0.26	$0.19

At September 30, 2015 and 2014, options to acquire 71,525 and 114,987 shares of common stock, respectively, were not included in computing diluted net income per common share because their effects were anti-dilutive.

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

Note 9. Stock Based Compensation Plans

On September 21, 2000, the Company adopted the Eastern Virginia Bankshares, Inc. 2000 Stock Option Plan (the “2000 Plan”) to provide a means for selected key employees and directors to increase their personal financial interest in the Company, thereby stimulating their efforts and strengthening their desire to remain with the Company. Under the 2000 Plan, up to 400,000 shares of Company common stock could be granted in the form of stock options. On April 17, 2003, the shareholders approved the Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan, amending and restating the 2000 Plan (the “2003 Plan”) and still authorizing the issuance of up to 400,000 shares of common stock under the plan, but expanding the award types available under the plan to include stock options, stock appreciation rights, common stock, restricted stock and phantom stock. Under the terms of the 2003 Plan, after April 17, 2013 no additional awards may be granted under the 2003 Plan. Any awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remain outstanding and will vest in accordance with their regular terms.

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 225,642 shares still available to be granted as awards under the 2007 Plan as of September 30, 2015.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the nine months ended September 30, 2015 and 2014. There was no remaining unrecognized compensation expense related to stock options.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at December 31, 2014	110,487	$18.76
Forfeited	(12,100)	18.91
Expired	(26,862)	20.57
Stock options outstanding at September 30, 2015	71,525	$18.06	1.87	$-

Stock options exercisable at September 30, 2015	71,525	$18.06	1.87	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at September 30, 2015:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$21.16	29,525	1.00 years
$19.25	21,500	2.00 years
$12.36	20,500	3.00 years
$18.06	71,525	1.87 years

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

For the three and nine months ended September 30, 2015, restricted stock compensation expense was $61 thousand and $175 thousand, respectively, compared to restricted stock compensation expense of $19 thousand and $58 thousand, respectively, for the same periods in 2014, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded, which was $6.28 per share for the March 19, 2015 awards, $6.10 per share for the October 15, 2014 awards, $6.17 per share for the November 20, 2014 award, $6.70 per share for the 2013 awards and $3.72 per share for the 2012 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of December 31, 2014	104,142	$5.85
Granted	45,000	6.28
Vested	(11,050)	4.64
Nonvested as of September 30, 2015	138,092	$6.09

At September 30, 2015, there was $554 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Components of net periodic pension (benefit)
Interest cost	$101	$112	$303	$335
Expected return on plan assets	(178)	(186)	(535)	(558)
Amortization of prior service cost	2	2	7	6
Recognized net actuarial loss	26	-	80	-
Net settlement loss	29	20	82	20
Net periodic pension (benefit)	$(20)	$(52)	$(63)	$(197)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$9,305	$-	$9,305
SBA Pool securities	-	62,167	-	62,167
Agency residential mortgage-backed securities	-	18,740	-	18,740
Agency commercial mortgage-backed securities	-	14,329	-	14,329
Agency CMO securities	-	52,469	-	52,469
Non agency CMO securities	-	132	-	132
State and political subdivisions	-	72,466	-	72,466
Total securities available for sale	$-	$229,608	$-	$229,608

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,569	$-	$14,569
SBA Pool securities	-	74,799	-	74,799
Agency residential mortgage-backed securities	-	28,629	-	28,629
Agency CMO securities	-	39,215	-	39,215
Non agency CMO securities	-	828	-	828
State and political subdivisions	-	55,926	-	55,926
FNMA and FHLMC preferred stock	-	45	-	45
Total securities available for sale	$-	$214,011	$-	$214,011

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

Other Real Estate Owned. OREO is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a non-recurring basis. Any initial fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of income.

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Impaired loans	$-	$-	$15,721	$15,721
Other real estate owned	$-	$-	$233	$233

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Impaired loans	$-	$-	$17,852	$17,852
Other real estate owned	$-	$-	$1,838	$1,838

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2015 and December 31, 2014:

Quantitative information about Level 3 Fair Value Measurements at September 30, 2015
(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$15,721	Discounted appraised value	Selling cost	0% - 42% (13%)
			Discount for lack of marketability and age of appraisal	0% - 25% (7%)

Other real estate owned	$233	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 12% (8%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$17,852	Discounted appraised value	Selling cost	0% - 30% (9%)
			Discount for lack of marketability and age of appraisal	0% - 35% (13%)

Other real estate owned	$1,838	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 22% (2%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At September 30, 2015 and December 31, 2014, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and short-term investments	$12,598	$12,598	$-	$-	$12,598
Interest bearing deposits with banks	11,661	11,661	-	-	11,661
Securities available for sale	229,608	-	229,608	-	229,608
Securities held to maturity	29,964	-	31,057	-	31,057
Restricted securities	8,261	-	8,261	-	8,261
Loans, net	849,455	-	-	852,925	852,925
Bank owned life insurance	24,942	-	24,942	-	24,942
Accrued interest receivable	4,196	-	4,196	-	4,196
Total	$1,170,685	$24,259	$298,064	$852,925	$1,175,248

Liabilities:
Noninterest-bearing demand deposits	$185,633	$185,633	$-	$-	$185,633
Interest-bearing deposits	789,168	-	744,908	-	744,908
Short-term borrowings*	105,886	105,886	-	-	105,886
Junior subordinated debt	10,310	-	9,644	-	9,644
Senior subordinated debt**	19,029	-	19,872	-	19,872
Accrued interest payable	860	-	860	-	860
Total	$1,110,886	$291,519	$775,284	$-	$1,066,803

*Includes federal funds purchased and repurchase agreements.

**Net of unamortized debt issuance costs of $971.

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and short-term investments	$14,024	$14,024	$-	$-	$14,024
Interest bearing deposits with banks	5,272	5,272	-	-	5,272
Securities available for sale	214,011	-	214,011	-	214,011
Securities held to maturity	32,163	-	33,367	-	33,367
Restricted securities	7,533	-	7,533	-	7,533
Loans, net	807,548	-	-	812,429	812,429
Bank owned life insurance	24,463	-	24,463	-	24,463
Accrued interest receivable	4,013	-	4,013	-	4,013
Total	$1,109,027	$19,296	$283,387	$812,429	$1,115,112

Liabilities:
Noninterest-bearing demand deposits	$162,328	$162,328	$-	$-	$162,328
Interest-bearing deposits	776,926	-	721,240	-	721,240
Short-term borrowings*	91,703	91,703	-	-	91,703
Junior subordinated debt	10,310	-	9,100	-	9,100
Accrued interest payable	316	-	316	-	316
Total	$1,041,583	$254,031	$730,656	$-	$984,687

*Includes federal funds purchased and repurchase agreements.

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

Note 12. Preferred Stock and Warrant

On January 9, 2009, the Company signed a definitive agreement with the Treasury under the Emergency Economic Stabilization Act of 2008 to participate in the Treasury’s Capital Purchase Program. Pursuant to this agreement, the Company sold 24,000 shares of its Series A fixed rate cumulative perpetual preferred stock, liquidation value $1,000 per share (the “Series A Preferred Stock”), to the Treasury for an aggregate purchase price of $24 million. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% for the first five years, and effective January 9, 2014, paid a rate of 9%. As part of its purchase of the Series A Preferred Stock, the Treasury was also issued a warrant (the “Warrant”) to purchase, on its initial terms, up to 373,832 shares of the Company’s common stock at an initial exercise price of $9.63 per share. If not exercised, the Warrant would have expired after ten years. On October 21, 2013, the Treasury sold all 24,000 shares of Series A Preferred Stock that were held by Treasury to private investors. Capital stock transactions by the Company subsequent to the Warrant’s issuance adjusted the Warrant’s exercise price per share to $9.374 and increased the number of shares that could have been acquired upon exercise to 384,041.19 shares.

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

Note 13. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2015 and December 31, 2014, the interest rate was 3.28% and 3.21%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2015 and December 31, 2014, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements with the Company’s and the Bank’s federal and state banking regulators. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debt, and the Company has not deferred any subsequent interest payments through September 30, 2015.

On April 22, 2015, the Company entered in a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 ("Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At September 30, 2015, all of the Senior Subordinated Debt qualified as Tier 2 capital. At September 30, 2015, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $971 thousand.

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

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets (the “Basel III Capital Rules”). The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of these final rules, see Part I, Item 1. “Business” under the heading “Regulation and Supervision – Capital Requirements” included in the 2014 Form 10-K.

As of September 30, 2015, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of September 30, 2015 and December 31, 2014, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of September 30, 2015			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
CET1 to risk weighted assets:
Company	9.74%	4.50%	N/A
Bank	12.87%	4.50%	6.50%

Tier 1 capital to risk weighted assets:
Company	12.61%	6.00%	N/A
Bank	12.87%	6.00%	8.00%

Total capital to risk weighted assets:
Company	16.16%	8.00%	N/A
Bank	14.13%	8.00%	10.00%

Tier 1 capital to average assets:
Company	9.15%	4.00%	N/A
Bank	9.34%	4.00%	5.00%

			Minimum to be
As of December 31, 2014			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
Tier 1 capital to risk weighted assets:
Company	14.06%	4.00%	N/A
Bank	12.28%	4.00%	6.00%

Total capital to risk weighted assets:
Company	15.31%	8.00%	N/A
Bank	13.53%	8.00%	10.00%

Tier 1 capital to average assets:
Company	10.76%	4.00%	N/A
Bank	9.40%	4.00%	5.00%

Note 15. Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at September 30, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.9 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the nine months ended September 30, 2015 and 2014 were $368 thousand and $285 thousand, respectively. Total projected tax credits to be received for 2015 are $335 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.0 million and $35 thousand at September 30, 2015 and December 31, 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

Note 16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,954)	$(2,112)	$(4,066)
Other comprehensive income before reclassification and amortization	707	-	707
Reclassification adjustment for gains included in net income	(87)	-	(87)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	104	-	104
Net current period other comprehensive income	724	-	724
Balance at September 30, 2015	$(1,230)	$(2,112)	$(3,342)

Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification and amortization	5,484	-	5,484
Reclassification adjustment for gains included in net income	(328)	-	(328)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	143	-	143
Net current period other comprehensive income	5,299	-	5,299
Balance at September 30, 2014	$(3,097)	$(472)	$(3,569)

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

During the three and nine months ended September 30, 2015 and 2014, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Gains on sale of available for sale securities	$81	$7	$132	$496
Less: tax effect	(28)	(2)	(45)	(168)
Net gains on the sale of available for sale securities	$53	$5	$87	$328

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(60)	$(95)	$(157)	$(216)
Less: tax effect	20	32	53	73
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(40)	$(63)	$(104)	$(143)

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

☐	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;
☐	our ability and efforts to assess, manage and improve our asset quality;
☐	the strength of the economy in our target market area, as well as general economic, market, political, or business factors;
☐	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
☐	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
☐	the effects of our adjustments to the composition of our investment portfolio;
☐	the strength of the Company’s counterparties;
☐	an insufficient allowance for loan losses;
☐	our ability to meet the capital requirements of our regulatory agencies;
☐	changes in laws, regulations and the policies of federal or state regulators and agencies, the implementation of the Basel III capital framework and for calculating risk-weighted assets;
☐	changes in the interest rates affecting our deposits and loans;
☐	the loss of any of our key employees;
☐	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
☐	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
☐	future mergers or acquisitions, if any;

☐	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
☐	our ability to maintain internal control over financial reporting;
☐	our ability to realize our deferred tax assets, including in the event we experience an ownership change as defined by Section 382 of the Code;
☐	our ability to raise capital as needed by our business;
☐	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
☐	other circumstances, many of which are beyond our control.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first nine months of 2015, the national and local economies continued to show measured signs of recovery with the main challenges continuing to be persistent unemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the limited signs of improvement seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock, respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;

•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. A dividend of $0.01 was declared as of March 6, 2015 and May 8, 2015, which were paid on March 20, 2015 and May 22, 2015, respectively. A dividend of $0.02 was declared as of August 7, 2015, which was paid on August 21, 2015; and
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant that was issued to the Treasury through the Capital Purchase Program.

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

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during the remainder of 2015. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. Also, during the first half of 2015, the Company engaged an independent consultant to conduct a comprehensive assessment of its operations. This assessment identified operating efficiencies and revenue enhancement opportunities. The Company has leveraged the assessment’s findings and the Company’s focus on growth and profitability and has begun to realize targeted increases in revenues and declines in certain noninterest expenses. Throughout the balance of 2015 and forward, we plan to evaluate and implement additional strategies that we believe will improve our performance and profitability and will increase the value of our company.

Summary of Third Quarter 2015 and Year to Date Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014
Net income (1)	$2,010	$1,282
Net income available to common shareholders (1)	$2,010	$742
Basic and diluted net income per common share	$0.11	$0.04
Return on average assets (annualized)	0.65%	0.28%
Return on average common shareholders' equity (annualized)	7.80%	3.12%
Net interest margin (tax equivalent basis) (2)	3.73%	3.70%

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014
Net income (1)	$5,126	$4,933
Net income available to common shareholders (1)	$4,740	$3,334
Basic and diluted net income per common share	$0.26	$0.19
Return on average assets (annualized)	0.53%	0.42%
Return on average common shareholders' equity (annualized)	6.25%	4.80%
Net interest margin (tax equivalent basis) (2)	3.89%	3.82%

(1)	The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock. The Company redeemed the remaining shares of Series A Preferred Stock during the second quarter of 2015.
(2)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three and nine months ended September 30, 2015 and 2014 contained in "Results of Operations" in this Item 2.

For the three months ended September 30, 2015, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $1.5 million from the same period in 2014, principally due to a $1.8 million increase in interest and fees on loans driven primarily by loans acquired through the acquisition of VCB, partially offset by an increase in interest expense associated with the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) increased 3 basis points to 3.73% during the third quarter of 2015 as compared to 3.70% for the same period in 2014;
•	Increase in salaries and employee benefits of $742 thousand from the same period in 2014, primarily due to increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	No provision for loan losses was recorded during the third quarter of 2015 or 2014. Net charge-offs decreased to $349 thousand for the third quarter of 2015 from $477 thousand in the same period of 2014;
•	Nonperforming assets decreased $1.7 million during the third quarter of 2015 as compared to the second quarter of 2015, primarily due to a $1.1 million decline in OREO as a result of the liquidation of two large commercial properties and partially offset by an increase of $865 thousand in loans past due 90 days and accruing interest;
•	Consultant fees decreased $158 thousand as higher costs related to compliance, loan operations and outsourcing of the Bank’s core information technology processing were incurred in the third quarter of 2014, as compared to the third quarter of 2015;
•	Increase in collection, repossession and OREO expense of $160 thousand from the same period in 2014 due to increased average carrying balances of and costs associated with OREO and classified assets;
•	Marketing and advertising expenses increased $174 thousand as compared to the same period in 2014 due to the timing of campaigns and costs associated with the acquisition of VCB and other initiatives;
•	Other operating expenses decreased $233 thousand during the third quarter of 2015 as compared to the same period in 2014. This decline was primarily due to legal fee expenses that were incurred during the third quarter of 2014 in connection with the acquisition of VCB, and similar expenses were not incurred during the third quarter of 2015. These decreased costs were partially offset by increased costs associated with the outsourcing of the Bank’s core information technology processing as compared to the same period in 2014; and
•	Decrease in the effective dividend on preferred stock of $540 thousand from the same period in 2014. This was due to the redemption of the Company’s Series A Preferred Stock (10,000, 5,000 and 9,000 shares on October 15, 2014, January 15, 2015 and June 15, 2015, respectively).

For the nine months ended September 30, 2015, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $4.4 million from the same period in 2014, principally due to a $5.3 million increase in interest and fees on loans driven primarily by loans acquired through the acquisition of VCB, partially offset by a decrease in interest income on investment securities and an increase in interest expense associated with the issuance of $20.0 million in Senior Subordinated Debt;
•	Increase in net interest margin (tax equivalent basis) of 7 basis points to 3.89% for the nine months ended September 30, 2015 as compared to 3.82% for the nine months ended September 30, 2014;
•	Increase in salaries and employee benefits of $2.5 million from the same period in 2014, primarily due to increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Operating results were impacted by accounting adjustments which were recorded in relation to the VCB acquisition. As a result, yields on acquired loans increased and were partially offset by amortization of the core deposit intangible and the fair value adjustment for time deposits. The net accretion attributable to accounting adjustments related to the VCB acquisition was $423 thousand;
•	No provision for loan losses was recorded during the nine months ended September 30, 2015 compared to $250 thousand for the same period in 2014. Net charge-offs increased to $1.1 million for the nine months ended September 30, 2015 from $876 thousand in the same period of 2014;
•	Nonperforming assets at September 30, 2015 decreased $3.8 million from September 30, 2014, primarily due to a $4.7 million decline in nonaccrual loans and partially offset by an increase of $1.1 million in loans past due 90 days and accruing interest;
•	Consultant fees increased $171 thousand as compared to the same period in 2014, as the Company engaged an independent consultant to assess its operations during the second quarter of 2015. This increase was partially offset by lower costs related to compliance, loan operations and outsourcing of the Bank’s core information technology processing;
•	Increase in collection, repossession and OREO expense of $219 thousand from the same period in 2014 due to increased average carrying balances of and costs associated with OREO and classified assets;
•	Marketing and advertising expenses increased $405 thousand as compared to the same period in 2014 due to the timing of campaigns and costs associated with the acquisition of VCB and other marketing initiatives;
•	Expenses related to FDIC insurance premiums declined to $622 thousand as compared to $758 thousand for the same period in 2014. The Company faced lower FDIC insurance assessment rates following termination of its memorandum of understanding with its federal and state banking regulators (the “MOU”), which was partially offset by higher average asset balances due to the VCB acquisition;
•	Other operating expenses increased $732 thousand for the nine months ended September 30, 2015 as compared to the same period in 2014 and were primarily driven by increased costs associated with outsourcing of the Bank’s core information technology processing. The increase in these other operating expenses was partially offset by lower legal fee expenses related to the acquisition of VCB incurred during the first nine months of 2015 than were incurred during the first nine months of 2014; and
•	Decrease in the effective dividend on preferred stock of $1.2 million from the same period in 2014. This was due to the redemption of the Company’s Series A Preferred Stock (10,000, 5,000 and 9,000 shares on October 15, 2014, January 15, 2015 and June 15, 2015, respectively).

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2015 and 2014.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended September 30,
(dollars in thousands)	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$222,800	$1,173	2.09%	$230,916	$1,185	2.04%
Restricted securities	8,535	114	5.30%	6,940	91	5.20%
Tax exempt (2)	35,907	360	3.98%	26,245	260	3.93%
Total securities	267,242	1,647	2.45%	264,101	1,536	2.31%
Interest bearing deposits in other banks	6,856	4	0.23%	7,997	5	0.25%
Federal funds sold	139	-	0.00%	139	-	0.00%
Loans, net of unearned income (3)	853,421	10,443	4.85%	696,130	8,623	4.91%
Total earning assets	1,127,658	12,094	4.25%	968,367	10,164	4.16%
Less allowance for loan losses	(12,113)			(14,445)
Total non-earning assets	114,418			97,769
Total assets	$1,229,963			$1,051,691

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$295,441	$270	0.36%	260,055	$238	0.36%
Savings	94,248	34	0.14%	90,405	30	0.13%
Money market savings	157,323	176	0.44%	112,668	112	0.39%
Large dollar certificates of deposit (4)	119,164	256	0.85%	94,526	342	1.44%
Other certificates of deposit	110,236	252	0.91%	124,417	273	0.87%
Total interest-bearing deposits	776,412	988	0.50%	682,071	995	0.58%
Federal funds purchased and repurchase agreements	7,204	9	0.50%	3,393	5	0.58%
Short-term borrowings	103,970	56	0.21%	72,254	39	0.21%
Junior subordinated debt	10,310	83	3.19%	10,310	82	3.16%
Senior subordinated debt	19,107	348	7.23%	-	-	0.00%
Total interest-bearing liabilities	917,003	1,484	0.64%	768,028	1,121	0.58%
Noninterest-bearing liabilities
Demand deposits	181,303			140,088
Other liabilities	7,831			3,749
Total liabilities	1,106,137			911,865
Shareholders' equity	123,826			139,826
Total liabilities and shareholders' equity	$1,229,963			$1,051,691

Net interest income (2)		$10,610			$9,043

Interest rate spread (2)(5)			3.61%			3.58%
Interest expense as a percent of average earning assets			0.52%			0.46%
Net interest margin (2)(6)			3.73%			3.70%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with $110 adjustment for 2015 and a $80 adjustment in 2014.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

	Nine Months Ended September 30,
(dollars in thousands)	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$219,440	$3,560	2.17%	$236,176	$4,030	2.28%
Restricted securities	7,843	318	5.42%	6,984	282	5.40%
Tax exempt (2)	37,629	1,120	3.98%	28,663	860	4.01%
Total securities	264,912	4,998	2.52%	271,823	5,172	2.54%
Interest bearing deposits in other banks	6,902	12	0.23%	6,863	13	0.25%
Federal funds sold	201	-	0.00%	135	-	0.00%
Loans, net of unearned income (3)	829,976	31,016	5.00%	686,643	25,735	5.01%
Total earning assets	1,101,991	36,026	4.37%	965,464	30,920	4.28%
Less allowance for loan losses	(12,512)			(14,708)
Total non-earning assets	113,830			98,549
Total assets	$1,203,309			$1,049,305

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$288,802	$792	0.37%	$258,848	$699	0.36%
Savings	92,780	93	0.13%	89,976	90	0.13%
Money market savings	162,029	561	0.46%	115,205	353	0.41%
Large dollar certificates of deposit (4)	112,118	722	0.86%	98,250	950	1.29%
Other certificates of deposit	122,907	805	0.88%	124,532	868	0.93%
Total interest-bearing deposits	778,636	2,973	0.51%	686,811	2,960	0.58%
Federal funds purchased and repurchase agreements	9,112	40	0.59%	3,405	15	0.59%
Short-term borrowings	86,389	135	0.21%	71,259	110	0.21%
Junior subordinated debt	10,310	244	3.16%	10,310	258	3.35%
Senior subordianted debt	11,450	612	7.15%	-	-	0.00%
Total interest-bearing liabilities	895,897	4,004	0.60%	771,785	3,343	0.58%
Noninterest-bearing liabilities
Demand deposits	171,703			134,774
Other liabilities	7,127			4,355
Total liabilities	1,074,727			910,914
Shareholders' equity	128,582			138,391
Total liabilities and shareholders' equity	$1,203,309			$1,049,305

Net interest income (2)		$32,022			$27,577

Interest rate spread (2)(5)			3.77%			3.70%
Interest expense as a percent of average earning assets			0.49%			0.46%
Net interest margin (2)(6)			3.89%			3.82%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with $342 adjustment for 2015 and a $263 adjustment in 2014.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the third quarter of 2015 increased $1.5 million, or 17.1%, when compared to the third quarter of 2014. Net interest income for the nine months ended September 30, 2015 increased $4.4 million, or 16.0%, as compared to the first nine months of 2014. The Company's net interest margin increased to 3.73% and 3.89% for the three and nine months ended September 30, 2015, representing 3 and 7 basis point increases, respectively, over the Company's net interest margins for the three and nine months ended September 30, 2014. The Company’s net interest margin decreased 20 basis points during the three months ended September 30, 2015 as compared to the three months ended June 30, 2015. This quarter-over-quarter decline was primarily driven by lower loan yields as a result of competitive pressures in the historically low rate environment, lower accretion of fair value adjustments related to the VCB acquisition and increased interest expense as a result of the private placement of $20.0 million of Senior Subordinated Debt in April 2015. The most significant factors impacting net interest income during the three and nine month periods ended September 30, 2015 were as follows:

Positive Impacts:

•	Average loan balances increased primarily due to the acquisition of VCB and the purchase of $16.8 million in loans between June 2015 and September 2015; and
•	Average rates paid on total interest-bearing deposits decreased for the three and nine months ended September 30, 2015. However, the Company experienced higher average interest-bearing deposit balances during the first nine months of 2015 over the comparable 2014 period, due to interest-bearing deposits added from the VCB acquisition. This drove a slight increase in interest expense attributable to the Company’s deposit portfolio.

Negative Impacts:

•	Decreases in average balances of and average rates earned on total investment securities for the nine months ended September 30, 2015. However, for the three months ended September 30, 2015, average balances of and average rates earned on total investment securities increased, as compared to the same period in 2014; and
•	Private placement of $20.0 million of Senior Subordinated Debt resulting in increases to total average interest-bearing liabilities and related interest expense.

Total interest and dividend income

Total interest and dividend income increased 18.8% and 16.4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase in total interest and dividend income during the three months ended September 30, 2015 was primarily driven by an increase in average loan and investment securities balances and an increase in average investment securities yields, partially offset by a decrease in average loan yields. The increase in total interest and dividend income during the nine months ended September 30, 2015 was primarily driven by an increase in average loan balances, but partially offset by a decrease in average investment securities balances and declines in average investment securities yields.

Loans

Average loan balances increased for the three and nine month periods ended September 30, 2015, as compared to the same periods in 2014, due primarily to the acquisition of VCB loans totaling $101.5 million as of November 14, 2014, net of fair value adjustments, the purchase of $16.8 million in performing one to four family residential mortgage loans, consumer loans and government guaranteed loans between June 2015 and September 2015, organic loan growth and the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014.  Despite a 2.5% increase in loans during the third quarter of 2015, loan growth came in lower than our expectations.  Loan growth in our rural markets, primarily on the consumer side, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  The Company’s average loan balances increased $157.3 million for the three months ended September 30, 2015 and increased $143.3 million for the nine months ended September 30, 2015, as compared to average loan balances for the same periods in 2014.  Total average loans were 75.7% of total average interest-earning assets for the three months ended September 30, 2015, compared to 71.9% for the three months ended September 30, 2014.  Total average loans were 75.3% of total average interest-earning assets for the nine months ended September 30, 2015, compared to 71.1% for the nine months ended September 30, 2014.

Investment securities

Average investment securities balances increased 1.2% for the three month period ended September 30, 2015, but declined 2.5% for the nine month period ended September 30, 2015, as compared to the same periods in 2014. The overall decline during the first nine months of 2015 was the result of the Company moving towards its long term target of the investment securities portfolio comprising 20% of the Company’s total assets, the lack of investment opportunities with acceptable risk-adjusted rates of return and liquidity needs to support our operations and strategic initiatives. The yields on average investment securities increased 14 basis points for the three months ended September 30, 2015, but declined 2 basis points for the nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in yields on average investment securities during the three month period ended September 30, 2015, as compared to the same period in 2014, was driven by higher interest rates and a greater allocation of the investment securities portfolio to higher yielding tax exempt municipal securities.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the three and nine month periods ended September 30, 2015, as compared to the same periods in 2014, primarily due to the assumption of VCB’s interest-bearing deposit liabilities, which totaled $85.6 million as of November 14, 2014, and organic deposit growth that was in part driven by the Company’s marketing and advertising initiatives.

Borrowings

Average total borrowings increased for the three and nine month periods ended September 30, 2015, as compared to the same periods in 2014, primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015, the assumption of $8.7 million in short-term FHLB advances as a result of the VCB acquisition and increased repurchase agreement balances related to a significant customer deposit relationship. Additionally, average short-term borrowings increased for the three and nine month periods ended September 30, 2015, as compared to the same periods in 2014, to fund loan growth and other strategic initiatives.

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

The following tables depict the components of noninterest income for the three and nine months ended September 30, 2015 and 2014:

Table 3: Noninterest Income

	Three Months Ended September 30,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$745	$825	$(80)	-9.7%
Debit/credit card fees	468	383	85	22.2%
Gain on sale of available for sale securities, net	81	7	74	1057.1%
(Loss) on sale of bank premises and equipment	(11)	-	(11)	-100.0%
Other operating income	441	390	51	13.1%
Total noninterest income	$1,724	$1,605	$119	7.4%

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$2,081	$2,484	$(403)	-16.2%
Debit/credit card fees	1,273	1,070	203	19.0%
Gain on sale of available for sale securities, net	132	496	(364)	-73.4%
(Loss) gain on sale of bank premises and equipment	(38)	5	(43)	-860.0%
Other operating income	1,327	1,081	246	22.8%
Total noninterest income	$4,775	$5,136	$(361)	-7.0%

Key changes in the components of noninterest income for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, are discussed below:

•	Service charges and fees on deposit accounts declined due to decreases in service charge and overdraft fees on checking accounts;
•	Debit/credit card fees increased primarily due to an increase in debit card fees driven by the acquisition of VCB and a higher utilization rate of debit cards by our customer base;
•	Gain on sale of available for sale securities, net increased for the third quarter of 2015 compared to the same period of 2014 primarily as a result of the Company adjusting the composition of the investment securities portfolio as part of the Company’s overall asset/liability management strategy. However, gains decreased during the first nine months of 2015 primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA & FHLMC) during the first quarter of 2014, and because the Company did not generate comparable gains during 2015;

•	(Loss) gain on sale of bank premises and equipment was primarily due to the sale of our former Heathsville branch building as operations were relocated to a new facility, with no similar losses occurring during 2014; and
•	Other operating income increased primarily due to higher earnings from the Bank’s subsidiaries, its investment in Bankers Insurance, LLC and bank owned life insurance policies, partially offset by higher losses from the Bank’s investments in Housing Equity Funds. Additionally, other operating income includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC and Bankers Title, LLC.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following tables depict the components of noninterest expense for the three and nine months ended September 30, 2015 and 2014:

Table 4: Noninterest Expense

	Three Months Ended September 30,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$5,394	$4,652	$742	16.0%
Occupancy and equipment expenses	1,396	1,286	110	8.6%
Telephone	285	207	78	37.7%
FDIC expense	196	121	75	62.0%
Consultant fees	92	250	(158)	-63.2%
Collection, repossession and other real estate owned	209	49	160	326.5%
Marketing and advertising	355	181	174	96.1%
(Gain) loss on sale of other real estate owned	(8)	51	(59)	-115.7%
Other operating expenses	1,598	1,831	(233)	-12.7%
Total noninterest expenses	$9,517	$8,628	$889	10.3%

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$16,507	$13,986	$2,521	18.0%
Occupancy and equipment expenses	4,309	3,872	437	11.3%
Telephone	692	629	63	10.0%
FDIC expense	622	758	(136)	-17.9%
Consultant fees	1,043	872	171	19.6%
Collection, repossession and other real estate owned	424	205	219	106.8%
Marketing and advertising	1,023	618	405	65.5%
Loss on sale of other real estate owned	18	66	(48)	-72.7%
Impairment losses on other real estate owned	5	11	(6)	-54.5%
Other operating expenses	5,040	4,308	732	17.0%
Total noninterest expenses	$29,683	$25,325	$4,358	17.2%

Key changes in the components of noninterest expense for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, are discussed below:

•	Salaries and employee benefits increased primarily due to increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB. Additionally, salaries and employee benefits were higher in 2015 due to annual merit salary increases, increased restricted stock compensation expense, increased bonuses, commissions and other incentive compensation and valuation adjustments related to pension plan liabilities, partially offset by an increase in deferred compensation on loan originations;
•	Occupancy and equipment expenses increased primarily due to depreciation expense associated with certain acquired VCB assets and increased rent, building repairs and maintenance and real estate tax expenses related to the acquired VCB branch locations;

•	FDIC expense decreased for the nine month period but increased for the three month period ended September 30, 2015. For the nine month period, FDIC expense decreased due to lower base insurance assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the MOU in March 2014. FDIC expense was higher during the third quarter of 2015, as compared to the same period in 2014, because the Bank did not pay FDIC assessments on assets acquired from VCB until the first quarter of 2015 and due to the corresponding timing of lower base insurance assessment rates that favorably affected FDIC expense in the third quarter of 2014;
•	Consultant fees decreased $158 thousand during the third quarter of 2015 as compared to the same period in 2014. This decrease was driven by higher costs related to compliance, loan operations and outsourcing of the Bank’s core information technology processing during the third quarter of 2014, as compared to the third quarter of 2015. Consultant fees increased by $171 thousand for the nine months ended September 30, 2015 as compared to the same period in 2014. This increase was due to the Company’s engagement of an independent consultant to conduct a comprehensive assessment of its operations and partially offset by a reduction in costs related to compliance, loan operations and outsourcing of the Bank’s core information technology processing as discussed above;
•	Collection, repossession and other real estate owned expenses increased due to increases in average carrying balances of and costs associated with OREO and classified assets;
•	Marketing and advertising expenses increased due to the timing of campaigns and costs associated with the acquisition of VCB; and
•	Other operating expenses decreased for the three month period but increased for the nine month period ended September 30, 2015. Significant increases in the nine month period ending September 30, 2015 included elevated costs associated with outsourcing of the Bank’s core information technology processing, franchise taxes, education and training and core deposit intangible amortization expense. Similar increases also occurred in the three month period, but were offset by a substantial reduction in legal fees related to the VCB acquisition that were incurred in the third quarter of 2014 but were not repeated in 2015.

Income Taxes

The Company recorded income tax expense of $697 thousand for the three months ended September 30, 2015, as compared to $658 thousand for the same period of 2014, reflecting a $39 thousand increase in income tax expense. The Company recorded income tax expense of $1.6 million for the nine months ended September 30, 2015, as compared to $1.9 million for the same period of 2014, reflecting a $296 thousand decrease in income tax expense.

The decrease in income tax expense for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to the recognition of $550 thousand in nondeductible expenses related to the acquisition of VCB in the third quarter of 2014. Income tax expense increased for the three months ended September 30, 2015, as compared to the same period of 2014, due to the Company’s pretax income increasing by $767 thousand, but partially offset by the recognition of $550 thousand in nondeductible expenses related to the acquisition of VCB.

The effective tax rate for the three and nine months ended September 30, 2015 was 25.7% and 24.3%, respectively, as compared to 33.9% and 28.2%, respectively for the same periods in 2014. The decrease in the effective tax rate from the third quarter and first nine months of 2014 to the same periods in 2015 is primarily related to increased tax-exempt interest income on the investment portfolio, increased tax-exempt bank owned life insurance income as a percentage of pre-tax income and the recognition of $550 thousand in nondeductible expenses related to the acquisition of VCB in the third quarter of 2014.

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

The allowance for loan losses is comprised of a specific allowance for identified problem loans and a general allowance representing estimations performed pursuant to either FASB ASC Topic 450 “Accounting for Contingencies”, or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when deemed appropriate. The general component covers non-classified or performing loans and those loans classified as substandard, doubtful or loss that are not impaired. The general component is based on migration analysis adjusted for qualitative factors, such as economic conditions, interest rates and unemployment rates. The Company uses a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans. Loans are graded on a scale from 1 to 9. Non-impaired real estate and commercial loans are assigned an allowance factor which increases with the severity of risk grading. A general description of the characteristics of the risk grades is as follows:

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Average loans outstanding*	$829,976	$686,643
Allowance for loan losses, January 1	$13,021	$14,767
Charge-offs:
Commercial, industrial and agricultural	(181)	(314)
Real estate - one to four family residential:
Closed end first and seconds	(622)	(414)
Home equity lines	(160)	(129)
Real estate - construction:
One to four family residential	(102)	-
Real estate - non-farm, non-residential:
Owner occupied	(139)	-
Consumer	(34)	(182)
Other	(52)	(277)
Total loans charged-off	(1,290)	(1,316)
Recoveries:
Commercial, industrial and agricultural	39	43
Real estate - one to four family residential:
Closed end first and seconds	87	227
Home equity lines	7	14
Real estate - construction:
One to four family residential	3	6
Other construction, land development and other land	1	9
Real estate - non-farm, non-residential:
Owner occupied	1	27
Non-owner occupied	-	13
Consumer	43	80
Other	26	21
Total recoveries	207	440
Net charge-offs	(1,083)	(876)
Provision for loan losses	-	250
Allowance for loan losses, September 30	$11,938	$14,141
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.39%	2.00%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.17%	0.17%

*Net of unearned income and includes nonaccrual loans.

No provision for loan losses was recorded for the three and nine months ended September 30, 2015 compared to $0 and $250 thousand, respectively for the same periods in 2014.  The allowance for loan losses totaled $11.9 million at September 30, 2015, representing a decline of $1.1 million from December 31, 2014 and a decline of $2.2 million from September 30, 2014.  The decline in the allowance for loan losses from December 31, 2014 was primarily due to measured improvements in the economic and financial conditions in the Company’s markets, improvements in the Company’s asset quality and charge-offs of loans for which the Company had specifically reserved.  Impaired loans decreased approximately $1.8 million from December 31, 2014, primarily due to the upgraded credit quality of two large commercial borrowers.  The decline in the allowance for loan losses from September 30, 2014 was due to improvements in economic and financial market conditions, both nationally and in the Company’s markets, that improved the general allowance for loan losses and improvements in the Company’s asset quality and a decline in substandard loans.  Additionally, due to purchase accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.  Net charge-offs for the nine months ended September 30, 2015 were $1.1 million, compared to $876 thousand for the same period of 2014.  This represents, on an annualized basis, 0.17% of average loans outstanding for both the nine months ended September 30, 2015 and 2014.

The allowance for loan losses at September 30, 2015 was $11.9 million, compared with $13.0 million at December 31, 2014. This represented 1.39% of period end loans at September 30, 2015, compared with 1.59% of year end loans at December 31, 2014.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

64

Table 6: Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2015		2014
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,561	9.86%	$1,168	10.37%
Real estate - one to four family residential:
Closed end first and seconds	1,818	27.55%	1,884	28.86%
Home equity lines	850	13.36%	1,678	13.42%
Real estate - multifamily residential	83	3.26%	89	3.07%
Real estate - construction:
One to four family residential	346	2.31%	235	2.40%
Other construction, land development and other land	2,716	6.00%	2,670	4.34%
Real estate - farmland	285	1.30%	144	1.15%
Real estate - non-farm, non-residential:
Owner occupied	2,064	20.58%	2,416	19.22%
Non-owner occupied	1,341	11.74%	1,908	12.77%
Consumer	302	2.33%	305	1.94%
Other	572	1.71%	524	2.46%
Total allowance for loan losses	$11,938	100.00%	$13,021	100.00%

(Percent is portfolio loans in category divided by total loans.)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2015 and December 31, 2014 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of September 30, 2015, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and OREO expenses.

The following table presents information concerning nonperforming assets as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014:

Table 7: Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Nonaccrual loans*	$5,856	$6,622	$(766)	-11.6%
Loans past due 90 days and accruing interest	1,105	53	1,052	1984.9%
Total nonperforming loans	$6,961	$6,675	$286	4.3%
Other real estate owned	233	1,838	(1,605)	-87.3%
Total nonperforming assets	$7,194	$8,513	$(1,319)	-15.5%

Nonperforming assets to total loans and other real estate owned	0.83%	1.04%
Allowance for loan losses to nonaccrual loans	203.85%	196.63%
Allowance for loan losses to nonperfoming loans	171.48%	195.07%
Annualized net charge-offs to average loans for the period	0.17%	0.28%
Allowance for loan losses to period end loans	1.39%	1.59%

*Includes $1.2 million and $3.4 million in nonaccrual TDRs at September 30, 2015 and December 31, 2014, respectively.

The following table presents the change in the OREO balance for the nine months ended September 30, 2015 and 2014:

Table 8: OREO Changes

	September 30,
(dollars in thousands)	2015	2014	Change $	Change %
Balance at the beginning of period, gross	$1,914	$1,054	$860	81.6%
Transfers from loans	1,249	309	940	304.2%
Capitalized costs	1	-	1	100.0%
Sales proceeds	(2,832)	(547)	(2,285)	-417.7%
Previously recognized impairment losses on disposition	(79)	(201)	122	60.7%
Loss on disposition	(18)	(66)	48	72.7%
Balance at the end of period, gross	235	549	(314)	-57.2%
Less valuation allowance	(2)	(64)	62	96.9%
Balance at the end of period, net	$233	$485	$(252)	-52.0%

The following table presents the change in the valuation allowance for OREO for the nine months ended September 30, 2015 and 2014:

Table 9: OREO Valuation Allowance Changes

	September 30,
(dollars in thousands)	2015	2014
Balance at the beginning of period	$76	$254
Valuation allowance	5	11
Charge-offs	(79)	(201)
Balance at the end of period	$2	$64

Nonperforming assets were $7.2 million or 0.83% of total loans and OREO at September 30, 2015 compared to $8.5 million or 1.04% at December 31, 2014. The sluggish economic recovery and continuing asset quality issues in the Company’s loan portfolio have prompted the Company to maintain the heightened level of the allowance for loan losses as compared to pre-2009 levels, which is 203.85% of nonaccrual loans at September 30, 2015, compared to 196.63% at December 31, 2014. Nonperforming loans increased $286 thousand or 4.3% during the nine months ended September 30, 2015 to $7.0 million, primarily due to increases in loans past due 90 days and accruing interest and partially offset by a decrease in nonaccrual loans.

Nonaccrual loans were $5.9 million at September 30, 2015, a decrease of approximately $766 thousand or 11.6% from $6.6 million at December 31, 2014. Of the current $5.9 million in nonaccrual loans, $5.6 million or 96.0% is secured by real estate in our market area. Of these real estate secured loans, $4.3 million are one to four family residential real estate, $1.3 million are commercial properties and $68 thousand are real estate construction. Nonaccrual loans decreased $1.4 million during the third quarter of 2015, primarily due to a large one to four family residential real estate loan returning to accrual status and the foreclosure on two other one four family residential real estate loans.

Loans past due 90 days and accruing interest were $1.1 million at September 30, 2015, an increase of approximately $1.1 million from $53 thousand at December 31, 2014. This increase was due to the nonpayment of a large one to four family residential real estate loan as a result of the deteriorating financial condition of the borrower. This loan remained on accrual status as it was well secured and full recovery was anticipated.

OREO, net of valuation allowance at September 30, 2015 was $233 thousand, a decrease of approximately $1.6 million or 87.3% from December 31, 2014. The balance of OREO at September 30, 2015 was comprised of four properties of which $68 thousand are real estate construction properties and $165 thousand are closed end one to four family first lien properties. During the nine months ended September 30, 2015, new foreclosures included eight properties totaling $1.2 million transferred from loans, including one commercial property during the second quarter of 2015 totaling $700 thousand. Sales of fifteen OREO properties for the nine months ended September 30, 3015 resulted in a net loss of $18 thousand. Subsequent to September 30, 2015, four properties totaling $395 thousand were foreclosed on and transferred from loans, and four properties totaling $228 thousand were placed under contracts for sale and are not expected to generate any material losses on sale. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $5 thousand in its consolidated statements of income for the nine months ended September 30, 2015, due to valuation adjustments on OREO properties as compared to $11 thousand for the same period of 2014. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at September 30, 2015 and December 31, 2014 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio” in this Quarterly Report on Form 10-Q.

At September 30, 2015, the balance of impaired loans was $34.7 million, for which there were specific valuation allowances of $4.7 million. At December 31, 2014, the balance of impaired loans was $36.4 million, for which there were specific valuation allowances of $5.3 million. The average balance of impaired loans was $37.0 million for the nine months ended September 30, 2015, compared to $40.0 million for the year ended December 31, 2014. Impaired loans decreased approximately $1.8 million from December 31, 2014, primarily due to the upgraded credit quality of two large commercial borrowers.  The Company’s balance of impaired loans remains elevated over pre-2009 levels primarily due to performing TDRs, against which there are no valuation allowances.

The following table presents the balances of TDRs at September 30, 2015 and December 31, 2014:

Table 10: Troubled Debt Restructurings (TDRs)

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Performing TDRs	$15,426	$15,223	$203	1.3%
Nonperforming TDRs*	1,186	3,438	(2,252)	-65.5%
Total TDRs	$16,612	$18,661	$(2,049)	-11.0%

*Included in nonaccrual loans in Table 7: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan (including a TDR) may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Financial Condition

Summary

At September 30, 2015, the Company had total assets of $1.24 billion, an increase of approximately $60.4 million or 5.1% from $1.18 billion at December 31, 2014. The increase in total assets was principally the result of increases in loans and investment securities principally funded by short term borrowings, the Company’s issuance of Senior Subordinated Debt during the second quarter of 2015, and continued deposit growth. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Total assets	$1,242,387	$1,181,972	$60,415	5.1%
Interest bearing deposits with banks	11,661	5,272	6,389	121.2%
Securities available for sale, at fair value	229,608	214,011	15,597	7.3%
Securities held to maturity, at carrying value	29,964	32,163	(2,199)	-6.8%
Total loans	861,393	820,569	40,824	5.0%
Total deposits	974,801	939,254	35,547	3.8%
Total borrowings	135,225	102,013	33,212	32.6%
Total shareholders' equity	124,943	134,274	(9,331)	-6.9%

Investment Securities

The investment portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment portfolio consists of held to maturity and available for sale securities. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Management determines the appropriate classification of securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value.

Table 12: Investment Securities

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Available for Sale (at Fair Value):
Obligations of U.S. Government agencies	$9,305	$14,569	$(5,264)	-36.1%
SBA Pool securities	62,167	74,799	(12,632)	-16.9%
Agency residential mortgage-backed securities	18,740	28,629	(9,889)	-34.5%
Agency commercial mortgage-backed securities	14,329	-	14,329	100.0%
Agency CMO securities	52,469	39,215	13,254	33.8%
Non agency CMO securities	132	828	(696)	-84.1%
State and political subdivisions	72,466	55,926	16,540	29.6%
FNMA and FHLMC preferred stock	-	45	(45)	-100.0%
Total	$229,608	$214,011	$15,597	7.3%

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$11,598	$11,993	$(395)	-3.3%
State and political subdivisions	18,366	20,170	(1,804)	-8.9%
Total	$29,964	$32,163	$(2,199)	-6.8%

Total investment securities were $259.6 million at September 30, 2015, reflecting an increase of $13.4 million or 5.4% from $246.2 million at December 31, 2014. The increase in the investment portfolio during the first nine months of 2015 was the result of investing excess liquidity that resulted from increases in total deposits and borrowings.

During the first nine months of 2015, the Company primarily invested in Agency commercial mortgage-backed securities, Agency CMO securities and securities issued by State and political subdivisions. The Company decreased its investments in Agency residential mortgage-backed securities while increasing its investments in Agency commercial mortgage-backed securities and Agency CMO securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. The increased investment in securities issued by State and political subdivisions was due to the related tax benefits and the higher yield offered by these securities. In addition, the Company decreased its investments in SBA Pool securities in order to diversify its securities portfolio and target investments with a higher risk-adjusted rate of return. As part of our overall asset/liability management strategy, we are targeting our investment portfolio to be approximately 20% of our total assets. As of September 30, 2015 and December 31, 2014, our investment portfolio was 20.9% and 20.8%, respectively, of total assets.

The available for sale portfolio had an unrealized (loss), net of tax benefit, of ($855) thousand at September 30, 2015 compared with an unrealized (loss), net of tax benefit, of ($1.5) million at December 31, 2014. These unrealized (losses) as of September 30, 2015 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which decreased during the first nine months of 2015 causing bond prices to increase and thereby decreased the amount of unrealized losses at September 30, 2015.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $861.4 million at September 30, 2015, an increase of approximately $40.8 million, or 5.0%, from $820.6 million at December 31, 2014. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Commercial, industrial and agricultural	$84,941	$85,119	$(178)	-0.2%
Real estate - one to four family residential:
Closed end first and seconds	237,318	236,761	557	0.2%
Home equity lines	115,088	110,100	4,988	4.5%
Total real estate - one to four family residential	352,406	346,861	5,545	1.6%
Real estate - multifamily residential	28,110	25,157	2,953	11.7%
Real estate - construction:
One to four family residential	19,936	19,698	238	1.2%
Other construction, land development and other land	51,656	35,591	16,065	45.1%
Total real estate - construction	71,592	55,289	16,303	29.5%
Real estate - farmland	11,188	9,471	1,717	18.1%
Real estate - non-farm, non-residential:
Owner occupied	177,215	157,745	19,470	12.3%
Non-owner occupied	101,133	104,827	(3,694)	-3.5%
Total real estate - non-farm, non-residential	278,348	262,572	15,776	6.0%
Consumer	20,075	15,919	4,156	26.1%
Other	14,733	20,181	(5,448)	-27.0%
Total loans	$861,393	$820,569	$40,824	5.0%

Loan growth in the Company’s rural markets, primarily on the consumer side, remained weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment and increased competition among banks and other financial institutions.

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

Total deposits were $974.8 million as of September 30, 2015, an increase of approximately $35.5 million or 3.8% from $939.3 million as of December 31, 2014. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	September 30,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Noninterest-bearing demand deposits	$185,633	$162,328	$23,305	14.4%

Interest-bearing deposits:
Checking	293,058	277,937	15,121	5.4%
Savings deposits	94,479	89,849	4,630	5.2%
Money market savings	157,432	162,794	(5,362)	-3.3%
Time deposits $100 and over	148,650	136,977	11,673	8.5%
Other time deposits	95,549	109,369	(13,820)	-12.6%
Total interest-bearing deposits	789,168	776,926	12,242	1.6%
Total deposits	$974,801	$939,254	$35,547	3.8%

During the first nine months of 2015, the Company’s deposits increased due to customer growth and cyclical increases in deposit balances. Additionally, the Company believes the increase in our noninterest-bearing demand deposits as well as our lower cost non-maturity interest-bearing deposits is the result of customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty in general. At September 30, 2015 and December 31, 2014, the Company had $55.3 million and $55.7 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are consistent with the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $135.2 million at September 30, 2015, an increase of approximately $33.2 million or 32.6% from $102.0 million at December 31, 2014. The increase in borrowings was primarily driven by the issuance of $20.0 million in Senior Subordinated Debt on April 22, 2015 and a $21.2 million increase in short-term borrowings, comprised primarily of short-term FHLB advances. Borrowings increased during the first nine months of 2015 as the Company funded loan growth, purchased additional investment securities and redeemed the remaining $14.0 million of its Series A Preferred Stock. The Company will continue to consider lower cost, short-term borrowings as a favorable funding option and may use these funding sources in connection with executing the Company’s strategic initiatives during the remainder of 2015 and into 2016.

Off-Balance Sheet Arrangements

As of September 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2014 Form 10-K.

Contractual Obligations

As of September 30, 2015, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2014 Form 10-K.

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

Cash, cash equivalents and federal funds sold totaled $24.5 million as of September 30, 2015 compared to $19.6 million as of December 31, 2014. At September 30, 2015, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $219.4 million or 17.7% of total assets, compared to $179.9 million or 15.2% of total assets at December 31, 2014.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $9.3 million, net cash used in investing activities was $57.7 million and net cash provided by financing activities was $53.3 million for the nine months ended September 30, 2015. Combined, this contributed to a $4.9 million increase in cash and cash equivalents for the nine months ended September 30, 2015.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $226.3 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $68.7 million at September 30, 2015. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $54.5 million at September 30, 2015.

As of September 30, 2015, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2015, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2015, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of September 30, 2015 and December 31, 2014 are presented under Item 1. “Financial Statements,” under the heading “Note 14. Capital Requirements” in this Quarterly Report on Form 10-Q.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. For the nine months ended September 30, 2015 and 2014, no cash dividends have been paid from the Bank to the Company.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions.

For the nine months ended September 30, 2015, the Company paid $0.04 of cash dividends to common shareholders and the holders of the Company’s Series B Preferred Stock, as compared to paying no cash dividends in the same period of 2014.

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

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. The primary effect of inflation on the Company’s operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are significantly impacted by changes in the inflation rate, they do not necessarily change at the same time or in the same magnitude as the inflation rate. For additional information, see the Company’s 2014 Form 10-K in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Impact of Inflation and Changing Prices.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s 2014 Form 10-K.

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2015 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the nine months ended September 30, 2015, the Company did not repurchase any shares of its common stock under the program.

There were no repurchases of the Company’s common stock during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014 by and among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date: November 10, 2015	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2015	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)