Form 10-K
period 2015-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2016-03-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was $78.7 million.

There were 13,029,550 shares of common stock, par value $2.00 per share, outstanding as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. Through our wholly-owned bank subsidiary, EVB (the “Bank”), we operate twenty-four full service branches and two drive-in facilities in eastern Virginia, and one loan production office in Chesterfield County, Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) on November 14, 2014 and merged VCB with and into the Bank with the Bank surviving, thereby adding to the Bank three additional branches located in Newport News, Williamsburg and Hampton.

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

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, at times collectively referred to as the “Company”, “we”, “our”, or “us.”

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

Historically, the Company’s goal has been to expand our footprint in eastern and central Virginia. To accomplish that goal, we have expanded and improved our branch network, including most recently through our acquisition of VCB. Also in 2014, we opened a loan production office in Chesterfield County, Virginia to expand our footprint in the Richmond, Virginia metropolitan area. While we continuously evaluate strategies of building new branches in growing markets and purchasing other locations as the opportunities arise, the economic environment over the past few years has made expansion challenging. We have closed three branches during the last five years, with our Glenns branch closing in December 2011, our Bowling Green branch closing in September 2012 and our Old Church branch closing in October 2013. These branch closures were also part of our strategic focus from 2011 to 2013 of aggressively managing our noninterest expenses. Other changes to the branch system could occur in the future. Our goal continues to be to expand whenever possible when it is financially feasible.

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at three retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $2 thousand, which is adjustable on a quarterly basis. The Bank had a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank ceased operations of EVB Title, LLC due to low volume and profitability. On October 1, 2014, the Bank acquired a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.87% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has 100% ownership interests in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all the subsidiaries of the Bank are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

The Company also owns one non-operating subsidiary, EVB Statutory Trust I (the “Trust”), that was formed in September 2003. The Trust was formed for the purpose of issuing $10.0 million of trust preferred capital securities. The Trust is an unconsolidated subsidiary of the Company and its principal asset is $10.3 million of the Company’s junior subordinated deferrable interest debentures (the “Junior Subordinated Debt”) that is reported as a liability of the Company.

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

Our Tidewater region is currently comprised of Williamsburg, Newport News and Hampton. This area, located approximately 60 miles east of Richmond along the U.S. Interstate 64 corridor, is part of the Hampton Roads MSA and is a densely populated and well-established area. This major metropolitan area is the second largest metropolitan area in Virginia behind the Northern Virginia area and is home to the third largest harbor in the U.S., which supports extensive military and commercial shipping operations. In addition to being home to several Fortune 500 companies, the region has a high value customer base, such as entrepreneurs, small businesses, and professionals, which often are not well served by our larger competitors. The banking facilities in this region offer a wide range of banking products and services, including mortgage, investment and insurance products.

Our Southern region is comprised of New Kent, Surry, Sussex, and Southampton counties. New Kent has shown continued population growth over the past several years. Our Southern Region is located southeast of Richmond and north of Williamsburg placing us in the growth zone of U.S. Interstate 64 that runs from Richmond to the Virginia Beach area of the Virginia Tidewater region. The other three counties are approximately fifty miles southeast of Richmond along or just off the state U.S. Route 460 corridor and are adjacent to the Greater Tidewater area. The ports of Hampton Roads are approximately fifty miles to the east of our Southern region. The region’s close proximity to major military, naval and research centers and transportation infrastructure make this an attractive location for contractors and service and manufacturing companies.

Business Strategy

As a result of over 100 years of experience serving the Northern Neck and Middle Peninsula regions, we have a stable, loyal customer base and a high deposit market share in these regions. Due to the lower projected population growth of these markets, we expanded in Chesterfield, Hanover, Henrico, Gloucester, New Kent and King William Counties and the city of Colonial Heights to target the higher potential growth in these existing and emerging suburban markets. The deposit market share we have accumulated in our Northern Neck, Middle Peninsula and Southern regions has helped fund our loan growth in the emerging suburban areas in the Capital region. Additionally, in 2014 we expanded into our Tidewater region through the acquisition of VCB. This acquisition added three branches and expanded our footprint along the U.S. Interstate 64 corridor into the attractive and growing markets of the Virginia Peninsula.

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of a broad range of products and services, as well as the high level of personal service that we provide. While we have largely worked through the economic challenges of the past few years and look at 2016 as a year to strengthen our existing markets, our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network in our existing markets and augmenting our market area by expanding further in areas near the urban markets of Richmond and the Greater Tidewater area.

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

Employees

As of December 31, 2015, the Company had 311 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

General

Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other related events led to the adoption of numerous laws and regulations that apply to financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted on July 21, 2010 to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

The Company continues to experience a period of rapidly changing regulatory requirements and an environment of constant regulatory reform. These regulatory changes could have a significant effect on how the Company conducts its business. The full extent of the Dodd-Frank Act and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted.

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

As a bank holding company, the Company is also subject to the Bank Holding Company Act of 1956 (the “BHCA”) and supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Generally, a bank holding company is required to obtain the approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than five percent of the voting shares of a bank or bank holding company, including through a bank or bank holding company merger or acquisition, completing a non-bank acquisition, or engaging in an activity considered to be a banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

The Federal Deposit Insurance Act (the “FDIA”) provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder of that institution - including that institution’s parent holding company. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of the Bank.

The Company also is subject to regulation and supervision by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”).

Capital Requirements

The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Capital Rules”) that apply to banking organizations they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Capital Rules. The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules were effective January 1, 2015, and the Basel III Capital Rules capital conservation buffer will be phased in from 2015 to 2019.

When fully phased in, the Basel III Capital Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Capital Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets, dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018.

The Basel III Capital Rules permanently includes in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Company expects that its trust preferred securities will be included in the Company’s Tier 1 capital until their maturity.

The Basel III Capital Rules also implement a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

Under the Basel III Capital Rules, the initial minimum capital ratios as of December 31, 2015 were as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories to a much larger and more risk-sensitive number of categories than has been historically applied, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes that impacted the Company’s determination of risk-weighted assets included, among other things:

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

Management believes that, as of December 31, 2015, the Company would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were then in effect.

Limits on Dividends

The Company is a legal entity that is separate and distinct from the Bank, and the ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, if any. In addition, the ability of the Company to pay dividends is subject to various laws and regulations, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Regulatory restrictions also exist with respect to the Bank’s ability to pay dividends. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, Federal Reserve Board supervisory guidance indicates that the Federal Reserve Board may have safety and soundness concerns if a bank holding company pays dividends that exceed earnings for the period in which the dividend is being paid. Further, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including paying dividends, if after making such distribution the institution would become undercapitalized as defined in the statute.

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

The Dodd-Frank Act

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that have affected all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•	Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Creation of the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the CFPB, which is discussed in more detail below.

•	Debit Card Interchange Fees. The Dodd-Frank Act imposed limits for debit card interchange fees for issuers that have over $10 billion in assets, which could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets.

In addition, the Dodd-Frank Act implements other changes to financial regulations, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a "qualified residential mortgage," subject to certain exceptions.

•	Implement corporate governance revisions that apply to all public companies not just publicly-traded financial institutions.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that may have an impact on the Company and the Bank.

Source of Strength Doctrine

The Dodd-Frank Act codifies and expands the existing Federal Reserve Board policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of March 2016, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the Federal Reserve Board’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Prior approval of the applicable primary federal regulatory and the Bureau is required for a Virginia chartered bank or a bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

FDIC Insurance, Assessments and Regulation

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit ownership category. As of March 2016, the basic limit on FDIC deposit insurance coverage was $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

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

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35% and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35% by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15% to 1.35% – which requirement will be met through rules proposed by the FDIC during 2015. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.

FDIC insurance expense totaled $821 thousand, $921 thousand and $1.8 million in 2015, 2014 and 2013, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the DIF ranged between a high of 0.60 basis points for 2015, with a low of 0.58 basis points for the third quarter of 2015. For the first quarter of 2015, the FICO assessment rate for the DIF is 0.58 basis points resulting in a premium of $0.0058 per $100 of DIF-eligible deposits.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. The Company believes that, as of December 31, 2015, its bank subsidiary, EVB, was “well capitalized” based on the applicable ratios.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, require certain disclosures, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act (“TILA”), Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act (“RESPA”), and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Dodd-Frank Act has transferred rulemaking authority under many of these laws to the CFPB.

Compliance with the requirements of TILA, RESPA, and other federal and state laws and regulations (including regulations adopted by the CFPB) may require substantial investments in mortgage lending systems and processes and implementation efforts to respond to regulatory developments, all of which may impose significant costs on the Bank.  For example, compliance with the CFPB’s Integrated Mortgage Disclosure Rules under TILA and RESPA (or “TRID”), which became effective in October 2015, requires the Bank to implement at significant cost new systems and processes that will apply to most closed-end mortgage loans originated by the Bank.

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. As amended and effective in January 2014, certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

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

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company and the Bank by the Federal Reserve Board. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve Board applies consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in September 2014, it received a CRA performance evaluation of “satisfactory.”

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2015, the Bank held $5.9 million of FHLB of Atlanta stock.

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

Smaller banks, with total consolidated assets of $10 billion or less, engaged in modest proprietary trading activities for their own accounts are subject to a simplified compliance program under the final rules. Several portions of the Volcker Rule remain subject to regulatory rulemaking and legislative activity, including to further delay effectiveness of some provisions of the Volcker Rule. The Company believes that its financial condition will not be significantly impacted by the Volcker Rule, and does not expect that any delays in the effectiveness of the Volcker Rule will significantly impact its financial condition.

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

Affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) are substantial holders of our common stock.

Castle Creek holds approximately 8.1% of our common stock and approximately 28.0% of our combined common stock and Series B Preferred Stock. GCP Capital holds approximately 8.6% of our common stock and approximately 12.7% of our combined common stock and Series B Preferred Stock. Pursuant to the terms of the securities purchase agreements entered into with Castle Creek and GCP Capital, Castle Creek and GCP Capital each have a right to appoint a representative on our Board of Directors and on the Bank’s board of directors. Boris M. Gutin serves on the Boards of Directors of the Company and the Bank at the request of an affiliate of GCP Capital. Castle Creek and GCP Capital may have individual economic interests that are different from the other’s interests and different from the interests of our other shareholders.

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

Our regulatory compliance burden and associated costs could continue to increase, which could place restrictions on certain products and services, and limit our future capital strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that has impacted and will continue to impact all financial institutions, including the Company and the Bank. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations, and certain of the implementing rules and regulations have not yet been proposed or approved; consequently the full details and impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the full impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

The Dodd-Frank Act creates a new financial consumer protection agency, the CFPB, that can impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Federal Reserve Bank of Richmond (the “Reserve Bank”), which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The CFPB, through the agency’s rulemaking and enforcement authority with respect to the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, may reshape the consumer financial protection laws and directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations.

The Basel III Capital Rules require higher levels of capital and liquid assets, which could adversely affect our net income and return on equity.

The Basel III Capital Rules, which began to apply to the Company and the Bank on January 1, 2015, represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. These rules require bank holding companies and their subsidiaries, such as the Company and the Bank, to dedicate more resources to capital planning and regulatory compliance, and maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The rules also require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to certain types of loans and securities. As a result, we may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, or change the way we manage past-due exposures.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of our loans are secured by real estate (both residential and commercial) in our market areas. At December 31, 2015, approximately 85.0% of our $880.8 million loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a deterioration in market value of collateral, or a decline in local employment rates or economic conditions, could adversely affect our customers’ ability to pay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan.  In that event, we may have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition.

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

At December 31, 2015, we had approximately $66.4 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 7.5% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for one to four family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Cyber-attacks or other security breaches could have a material adverse effect on our business.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. We may fail to promptly identify or adequately address any such failures, interruptions or security breaches if they do occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we have access to, our security measures and the security measures employed by the owners of the technology in the platform that we use could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential customer, borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause customers, borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation and could cause us to lose customers, borrowers, investors and partners and adversely affect our business and operations.

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

Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the our in reports it files or submits under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

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

Our communication and information systems may experience an interruption in service.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, transaction processing systems and various accounting and data management systems. While we have policies and procedures designed to prevent and/or limit the effect of any failure or interruption of our communication and information systems, there can be no assurance that any such failures or interruptions will not occur, or, if they do occur, they will be adequately addressed on a timely basis. The occurrence of failures or interruptions of our communication and information systems could damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny, which could have a material adverse effect on our financial condition and results of operations.

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

The Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis are discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company has elected to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis through the use of an independent third party specialist. As of December 31, 2015, we had $17.1 million of goodwill related to branch acquisitions in 2003 and 2008 and the acquisition of VCB in 2014. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change. Any material impairment charge would have a negative effect on the Company’s financial results and shareholders’ equity.

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

Our common stock and Series B Preferred Stock are not insured deposits.

Our common stock and non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) are not bank deposits and, therefore, losses in their value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock or Series B Preferred stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K, and is subject to the same market forces and investment risks that affect the price of capital stock in any other company, including the possible loss of some or all principal invested.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 330 Hospital Road, Tappahannock, Virginia 22560 where we opened a 15,632 square foot corporate headquarters and operations center in July 2003. In November 2014 the Company acquired VCB which added three full service branches and one business condo unit housing a commercial and administrative center in the Tidewater region. Of the former VCB properties, one branch and the business condo unit are owned and two branches are under long-term land leases on which the owned branch is located. At the end of 2015, the Company owned twenty-one full service branch buildings including the land on which eighteen of those buildings are located and two remote drive-in facilities. The Company currently has long-term leases for six of its branches and one loan production office. Three of the leases are for branch buildings, three of the leases are for the land on which Company owned branches are located and one lease is for a loan production office building in Chesterfield, Virginia. All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $478 thousand as of December 31, 2016. The counties of Northumberland and Middlesex are each the home to three of our branches. The counties of Essex and Gloucester are home to two branch offices. In addition, Essex County houses the Company’s corporate/operations center. Hanover County houses three branch offices, the Bank’s loan administration center, and an administrative center, while Henrico, King William County, Lancaster, New Kent, Southampton, Surry, Sussex Counties and the cities of Colonial Heights, Hampton, Newport News and Williamsburg each have one full service branch office. In addition, the city of Newport News houses a commercial/administrative center. Southampton County and Sussex County also each have a stand-alone drive-in/automated teller machine location.

The Company believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 23. Related Party Leases” of this Form 10-K for more information on the Company’s related party leases.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of the Company, their ages as of December 31, 2015, their current titles and positions held during the last five years:

Joe A. Shearin, 59, joined the Company in 2001 as the President and Chief Executive Officer of Southside Bank. Mr. Shearin served in that capacity until 2006 when he became President and Chief Executive Officer of the Bank. Mr. Shearin became the President and Chief Executive Officer of the Company in 2002.

J. Adam Sothen, 39, joined the Company in June 2010 as Vice President and Corporate Controller of the Bank. In September 2011, Mr. Sothen was appointed as the Company’s Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer. Mr. Sothen served as the Corporate Controller until October 2012.

James S. Thomas, 61, joined the Company in 2003 as Senior Vice President and Retail Banking Manager of Southside Bank. In 2005, he became Executive Vice President and Chief Operating Officer of Southside Bank. In April 2006, Mr. Thomas became Executive Vice President of Retail Banking for the Bank. In June 2007, Mr. Thomas was promoted to Executive Vice President and Chief Credit Officer of the Bank.

Douglas R. Taylor, 59, joined the Company in April 2010 as Executive Vice President and Chief Risk Officer of the Bank.

Ann-Cabell Williams, 54, joined the Company in July 2011 as Executive Vice President and Retail Executive of the Bank.  From January 2007 until joining the Company, Ms. Williams served as Chief Operation Officer and Retail Executive for Bank of Virginia.

Bruce T. Brockwell, 50, joined the Company in April 2011 as Senior Vice President and Senior Commercial Lending Officer of the Bank. In May 2012, he became Senior Vice President and Director of Commercial Banking of the Bank. In August 2013, Mr. Brockwell was promoted to Executive Vice President and Director of Commercial Banking of the Bank.

Mark C. Hanna, 47, joined the Company in November 2014 as Executive Vice President and Regional Executive of the Bank. From November 2006 until joining the Company, Mr. Hanna served as President and Chief Executive Officer for Virginia Company Bank. From September 2005 to November 2006, Mr. Hanna served as President of Virginia Company Bank.

Dianna B. Emery, 57, joined the Company in December 2007 as Cash Management Sales Officer of the Bank and later transitioned to Senior Business Analyst of the Bank.  In March 2011, she became Vice President and Operations Manager of the Bank.  In July 2015, she became Senior Vice President and Chief Operations Officer of the Bank.  In November 2015, Ms. Emery was promoted to Executive Vice President and Chief Operations Officer of the Bank.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance and Dividends

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “EVBS.” As of March 10, 2016, there were approximately 2,730 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $6.88. Set forth in the table below is the high and low sales prices of our common stock as reported by the NASDAQ Stock Market during each quarter for 2015 and 2014, along with the dividends that were declared quarterly in 2015. The Company did not declare any dividends during 2014.

	2015			2014
Quarter	High	Low	Dividends	High	Low	Dividends
First	$6.50	$6.12	$0.01	$7.25	$6.00	$-
Second	6.57	5.80	0.01	6.95	6.20	-
Third	7.24	6.12	0.02	6.44	6.08	-
Fourth	7.24	6.25	0.02	6.57	5.33	-

Payment of dividends is at the discretion of the Company’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, “Business,” under the heading “Limits on Dividends” of this Annual Report on Form 10-K.

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2015, in stock price appreciation and dividends for the Company’s common stock, the NASDAQ Composite and the SNL $1 billion - $5 billion Bank Index. Returns assume an initial investment of $100 at the market close on December 31, 2010 and reinvestment of dividends. Values as of each year end of the $100 initial investment are shown in the table and graph below.

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

Beginning on August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended. The Company plans to restore the plan during the second quarter of 2016.

Purchases of Equity Securities by the Issuer

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2015, 2014 and 2013, the Company did not repurchase any of its common stock under the program.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

	Year Ended December 31,
Operating Statement Data:	2015	2014	2013	2012	2011
Interest and dividend income	$47,964	$41,918	$42,024	$45,071	$49,538
Interest expense	5,589	4,428	8,045	11,568	14,651
Net interest income	42,375	37,490	33,979	33,503	34,887
Provision for loan losses	-	250	1,850	5,658	8,800
Net interest income after provision for loan losses	42,375	37,240	32,129	27,845	26,087
Noninterest income	6,453	6,675	7,748	9,898	9,518
Noninterest expense	39,040	35,804	44,901	33,346	34,039
Income (loss) before income taxes	9,788	8,111	(5,024)	4,397	1,566
Income tax expense (benefit)	2,494	2,447	(2,392)	945	(211)
Net income (loss)	7,294	5,664	(2,632)	3,452	1,777
Effective dividend on preferred stock	386	1,948	1,504	1,500	1,496
Net income (loss) available to common shareholders	$6,908	$3,716	$(4,136)	$1,952	$281

Per Share Data:
Basic and Diluted income (loss) per common share	$0.38	$0.22	$(0.45)	$0.32	$0.05
Cash dividends paid per share, common stock	$0.06	$-	$-	$-	$-
Dividend payout ratio	15.86%	n/a	n/a	n/a	n/a
Book value per common share	$8.11	$7.67	$7.41	$12.56	$11.83

Balance Sheet Data:
Assets	$1,270,384	$1,181,972	$1,027,074	$1,075,553	$1,063,034
Loans, net of unearned income	880,778	820,569	657,197	684,668	734,530
Investment securities	269,600	253,707	275,979	286,164	246,582
Deposits	988,719	939,254	834,462	838,373	829,951
Total shareholders' equity	126,275	134,274	132,949	99,711	95,123
Average common shares outstanding - basic	13,017	12,015	9,205	6,051	6,008
Average common shares outstanding - diluted	18,257	17,255	9,205	6,051	6,008

Performance Ratios:
Return on average assets	0.57%	0.35%	-0.39%	0.18%	0.03%
Return on average common shareholders' equity	6.76%	3.96%	-4.98%	2.66%	0.40%
Efficiency ratio (1)	78.93%	80.99%	79.46%	79.09%	76.63%
Average equity to average assets	10.53%	12.85%	11.13%	9.13%	8.79%
Asset Quality Ratios:
Allowance for loan losses to period end loans	1.29%	1.59%	2.25%	2.97%	3.28%
Allowance for loan losses to nonaccrual loans	183.43%	196.63%	134.03%	171.29%	79.56%
Nonperforming assets to period end loans and other real estate owned	0.89%	1.04%	1.80%	2.41%	5.09%
Net charge-offs to average loans	0.20%	0.28%	1.11%	1.32%	1.32%

Capital Ratios:
Leverage capital ratio	9.20%	10.76%	12.06%	8.13%	7.67%
CET1 risk-based capital	9.80%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital	12.66%	14.06%	18.22%	12.64%	11.23%
Total risk-based capital	16.17%	15.31%	19.48%	13.88%	12.47%

Note: (1) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of gains or losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2015 and 2014, and changes in financial condition and results of operations for the years 2013 through 2015. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;
❑	our ability and efforts to assess, manage and improve asset quality;
❑	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
❑	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the strength of the Company’s counterparties;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;
❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Capital Rules;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	future mergers or acquisitions, if any;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;

❑	our ability to realize our deferred tax assets, including in the event the Company experiences an ownership change as defined by section 382 of the Code;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions and projections within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance, actions or achievements of the Company will not differ materially from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events. The reader should refer to risks detailed under Item 1A. “Risk Factors” included above in this Form 10-K and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Impairment of Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Other Real Estate Owned (“OREO”)

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at fair value of the property, less estimated disposal costs, if any. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings.

Goodwill

With the adoption of FASB Accounting Standards Update (“ASU”) 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company chose to bypass the preliminary assessment of qualitative impairment factors and completed its annual goodwill impairment test during the fourth quarter of 2015 through the use of an independent third party specialist and determined there was no impairment to be recognized in 2015. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

The Company is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During 2015, the national and local economies continued to show slow, but measured signs of recovery with the main challenges continuing to be underemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the improvements seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock (defined in Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 22. Preferred Stock and Warrant” of this Annual Report on Form 10-K), respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. Dividends of $0.01 were declared as of March 6, 2015 and May 8, 2015, which were paid on March 20, 2015 and May 22, 2015, respectively. Dividends of $0.02 were declared as of August 7, 2015 and November 7, 2015, which were paid on August 21, 2015 and November 20, 2015, respectively; and
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt (defined in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 9. Junior and Senior Subordinated Debt”) in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant (defined in Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 22. Preferred Stock and Warrant” of this Annual Report on Form 10-K) that was issued to the Treasury through the Capital Purchase Program.

The Company expects to recognize the continued benefits of these initiatives during 2016, including through lower interest expense related to the extinguished FHLB advances in 2013, elimination of the Series A Preferred Stock dividend as of June 15, 2015, additional interest income and cost savings related to the acquisition of VCB, and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office. During 2016, the Company also plans to continue its focus on developing online and mobile banking options and offering these products and services to the Bank’s customers.

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during 2016. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. Also, during the first half of 2015, the Company engaged an independent consultant to conduct a comprehensive assessment of its operations. This assessment identified operating efficiencies and revenue enhancement opportunities. The Company has leveraged the assessment’s findings and the Company’s focus on growth and profitability and has begun to realize targeted increases in revenues and declines in certain noninterest expenses. Throughout 2016 and forward, we plan to evaluate and implement additional strategies that we believe will improve the performance and will increase the value of our company.

Summary of 2015 Operating Results and Financial Condition

Table 1: Performance Summary

	Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014
Net income (1)	$7,294	$5,664
Net income available to common shareholders (1)	$6,908	$3,716
Basic and diluted net income per common share	$0.38	$0.22
Return on average assets	0.57%	0.35%
Return on average common shareholders' equity	6.76%	3.96%
Net interest margin (tax equivalent basis) (2)	3.84%	3.85%

(1)	The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock. The Company redeemed the remaining shares of Series A Preferred Stock during the second quarter of 2015.
(2)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the years ended December 31, 2015 and 2014 contained in "Results of Operations" in this Item 7.

For the year ended December 31, 2015, the following key points were significant factors in our reported results:

•	Increase in net interest income of $4.9 million from the same period in 2014, principally due to a $6.1 million increase in interest and fees on loans driven primarily by loans acquired through the acquisition of VCB, partially offset by an increase in interest expense associated with the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Increase in salaries and employee benefits of $2.7 million from the same period in 2014, primarily due to increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Operating results were impacted by acquisition accounting adjustments in relation to the VCB acquisition. As a result, yields on acquired loans increased and were partially offset by amortization of the core deposit intangible and the fair value adjustment for time deposits. The net accretion attributable to accounting adjustments related to the VCB acquisition was $479 thousand;
•	No provision for loan losses was recorded during the twelve months ended December 31, 2015 compared to $250 thousand for the same period in 2014. Net charge-offs decreased to $1.7 million for the twelve months ended December 31, 2015 from $2.0 million in the same period of 2014;
•	Decrease in merger and merger related expenses of $1.6 million due to certain costs associated with the VCB acquisition during 2014 that were not repeated in 2015;
•	Nonperforming assets at December 31, 2015 decreased $701 thousand from December 31, 2014, primarily due to a $1.3 million decline in OREO and a $447 thousand decline in nonaccrual loans, partially offset by an increase of $1.1 million in loans past due 90 days and accruing interest;
•	Marketing and advertising expenses increased $354 thousand as compared to the same period in 2014 due to the timing of campaigns and costs associated with the acquisition of VCB and other marketing initiatives;

•	Other operating expenses increased $1.5 million for the twelve months ended December 31, 2015 as compared to the same period in 2014, primarily driven by increased costs associated with outsourcing of the Bank’s core information technology processing. Additionally, amortization expense for the core deposit intangible related to the VCB acquisition increased $227 thousand for the twelve months ended December 31, 2015, as compared to the same period in 2014; and
•	Decrease in the effective dividend on preferred stock of $1.6 million from the same period in 2014. This was due to the redemption of the Company’s Series A Preferred Stock (10,000, 5,000 and 9,000 shares on October 15, 2014, January 15, 2015 and June 15, 2015, respectively).

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2015 and 2014.

Table 2: Summary Of Financial Results By Quarter

	Three Months Ended				Three Months Ended
	2015				2014
(dollars in thousands)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest and dividend income	$12,280	$11,984	$11,935	$11,765	$11,261	$10,084	$10,197	$10,376
Interest expense	1,585	1,484	1,329	1,191	1,085	1,121	1,107	1,115
Net interest income	10,695	10,500	10,606	10,574	10,176	8,963	9,090	9,261
Provision for loan losses	-	-	-	-	-	-	-	250
Net interest income after provision for loan losses	10,695	10,500	10,606	10,574	10,176	8,963	9,090	9,011
Noninterest income	1,678	1,724	1,532	1,519	1,539	1,605	1,639	1,892
Noninterest expenses	9,357	9,517	10,199	9,967	10,479	8,628	8,519	8,178
Income before income taxes	3,016	2,707	1,939	2,126	1,236	1,940	2,210	2,725
Income tax expense	848	697	432	517	505	658	555	729
Net income	$2,168	$2,010	$1,507	$1,609	$731	$1,282	$1,655	$1,996
Less: Effective dividend on preferred stock	-	-	166	220	349	540	541	518
Net income available to common shareholders	$2,168	$2,010	$1,341	$1,389	$382	$742	$1,114	$1,478

Income per common share: basic and diluted	$0.12	$0.11	$0.07	$0.08	$0.03	$0.04	$0.06	$0.09

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits, short-term borrowings, long-term borrowings, Junior Subordinated Debt and Senior Subordinated Debt represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations and the yield of our interest earning assets compared to our cost of funding these assets.

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

Table 3: Average Balance Sheet and Net Interest Margin Analysis

	Year Ended December 31,
(dollars in thousands)	2015			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$224,159	$4,934	2.20%	$232,639	$5,171	2.22%	$250,474	$5,443	2.17%
Restricted securities	7,965	427	5.36%	7,075	387	5.47%	7,796	323	4.14%
Tax exempt (2)	33,079	1,315	3.98%	28,466	1,133	3.98%	23,857	959	4.02%
Total securities	265,203	6,676	2.52%	268,180	6,691	2.49%	282,127	6,725	2.38%
Interest bearing deposits in other banks	7,574	18	0.24%	7,354	18	0.24%	39,537	105	0.27%
Federal funds sold	180	-	0.00%	191	-	0.00%	162	-	0.00%
Loans, net of unearned income (3)	840,814	41,672	4.96%	706,812	35,555	5.03%	669,520	35,487	5.30%
Total earning assets	1,113,771	48,366	4.34%	982,537	42,264	4.30%	991,346	42,317	4.27%
Less allowance for loan losses	(12,327)			(14,547)			(18,527)
Total non-earning assets	113,691			100,162			97,047
Total assets	$1,215,135			$1,068,152			$1,069,866

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$291,955	$1,067	0.37%	262,765	$949	0.36%	$248,675	$929	0.37%
Savings	93,645	131	0.14%	90,015	120	0.13%	90,065	142	0.16%
Money market savings	162,360	748	0.46%	120,541	498	0.41%	123,559	515	0.42%
Large dollar certificates of deposit (4)	117,991	1,040	0.88%	99,521	1,187	1.19%	120,852	1,574	1.30%
Other certificates of deposit	118,509	1,071	0.90%	126,274	1,156	0.92%	129,654	1,516	1.17%
Total interest-bearing deposits	784,460	4,057	0.52%	699,116	3,910	0.56%	712,805	4,676	0.66%
Federal funds purchased and repurchase agreements	8,065	46	0.57%	4,698	28	0.60%	3,489	21	0.60%
Short-term borrowings	89,580	194	0.22%	72,565	151	0.21%	16,963	38	0.22%
Long-term borrowings	-	-	0.00%	-	-	0.00%	73,278	2,958	4.04%
Junior subordinated debt	10,310	329	3.19%	10,310	339	3.29%	10,310	352	3.41%
Senior subordinated debt	13,361	963	7.21%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	905,776	5,589	0.62%	786,689	4,428	0.56%	816,845	8,045	0.98%
Noninterest-bearing liabilities
Demand deposits	174,150			139,991			127,211
Other liabilities	7,265			4,171			6,732
Total liabilities	1,087,191			930,851			950,788
Shareholders' equity	127,944			137,301			119,078
Total liabilities and shareholders' equity	$1,215,135			$1,068,152			$1,069,866

Net interest income (2)		$42,777			$37,836			$34,272

Interest rate spread (2)(5)			3.72%			3.74%			3.29%
Interest expense as a percent of average earning assets			0.50%			0.45%			0.81%
Net interest margin (2)(6)			3.84%			3.85%			3.46%

Notes:

(1)	Yields are based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with an adjustment of $402, $346 and $293 in 2015, 2014 and 2013, respectively.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

2015 compared with 2014

Net interest income and net interest margin

Net interest income for the year ended December 31, 2015 increased $4.9 million, or 13.0%, as compared to the same period in 2014.  The Company's net interest margin (tax equivalent basis) decreased to 3.84% for the year ended December 31, 2015, representing a 1 basis point decrease over the Company's net interest margin (tax equivalent basis) for the year ended December 31, 2014.  The most significant factors impacting net interest income during the year ended December 31, 2015 were as follows:

Positive Impacts:

•	Average loan balances increased primarily due to the acquisition of VCB, organic loan growth and the purchase of $21.6 million in loans between June 2015 and December 2015; and
•	Average rates paid on total interest-bearing deposits decreased for the year ended December 31, 2015 over the comparable period in 2014. However, the Company experienced higher average interest-bearing deposit balances during the year ended December 31, 2015 over the comparable 2014 period, primarily due to interest-bearing deposits assumed from the VCB acquisition. This drove a slight increase in interest expense attributable to the Company’s deposit portfolio.

Negative Impact:

•	Private placement of $20.0 million of Senior Subordinated Debt in April 2015 resulted in increases to total average interest-bearing liabilities and related interest expense.

Total interest and dividend income

Total interest and dividend income increased 14.4% for the year ended December 31, 2015 as compared to the same period in 2014.  The increase in total interest and dividend income was primarily driven by an increase in average loan balances and was partially offset by a decrease in average loan yields.

Loans

Average loan balances increased for the year ended December 31, 2015, as compared to the same period in 2014, due primarily to the acquisition of VCB loans totaling $101.5 million as of November 14, 2014, net of fair value adjustments, the purchase of $21.6 million in performing one-to-four family residential mortgage loans, consumer loans and government guaranteed loans between June 2015 and December 2015, organic loan growth and the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014.  Despite a 2.3% increase in loans during the fourth quarter of 2015 which was in line with internal targets, loan growth came in slightly below our expectations for the year.  Loan growth in our rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  The Company’s average loan balances increased $134.0 million for the year ended December 31, 2015, as compared to average loan balances for the same period in 2014.  Total average loans were 75.5% of total average interest-earning assets for the year ended December 31, 2015, compared to 71.9% for the year ended December 31, 2014.

Investment securities

Average total investment securities balances declined 1.1% for the year ended December 31, 2015, as compared to the same period in 2014.  The overall decline during 2015 was the result of the Company moving toward its long term target of the investment securities portfolio comprising 20% of the Company’s total assets, the lack of investment opportunities with acceptable risk-adjusted rates of return and liquidity needs to support our operations and strategic initiatives.  The yields on average investment securities increased 3 basis points for the year ended December 31, 2015, as compared to the same period in 2014.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the year ended December 31, 2015, as compared to the same period in 2014, primarily due to the assumption of VCB’s interest-bearing deposit liabilities, which totaled $85.6 million as of November 14, 2014, and organic deposit growth that was in part driven by the Company’s marketing and advertising initiatives.

Borrowings

Average total borrowings increased for the year ended December 31, 2015, as compared to the same period in 2014, primarily due to the issuance of $20.0 million in senior subordinated debt in April 2015 and increased short-term borrowings.  Average short-term borrowings increased for the year ended December 31, 2015, as compared to the same period in 2014, due to the assumption of $8.7 million in short-term FHLB advances as a result of the VCB acquisition, as well as additional short-term FHLB advances totaling $28.9 million during 2015 to fund loan growth and other strategic initiatives.  The issuance of the Senior Subordinated Debt was a significant driver of higher interest expense and a lower net interest margin during the second half of 2015.

2014 compared with 2013

Net interest income and net interest margin

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

Loans

Average loan balances increased for the year ended December 31, 2014, as compared to the same period in 2013, due primarily to the acquisition of VCB loans totaling $101.5 million, net of credit and liquidity marks, the purchase of $27.2 million in performing one-to-four family residential loans in the first quarter of 2014, the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014, and the origination of a line of credit to fund loan originations through Southern Trust Mortgage, LLC (balance of $10.9 million as of December 31, 2014) in the second quarter of 2014. These additions to the Company’s loan portfolio were partially offset by weak loan demand in the Company’s markets as a result of challenging economic conditions, such that the Company’s average loan balances increased $37.3 million for the year ended December 31, 2014, as compared to the same period in 2013. In addition, due to the low interest rate environment and competitive pressures, loans were originated during the full year 2014 at much lower yields than seasoned loans in the Company’s loan portfolio, which contributed significantly to average yields on the loan portfolio declining 27 basis points for the year ended December 31, 2014, as compared to the same period in 2013. Total average loans were 71.9% of total average interest-earning assets for the year ended December 31, 2014, as compared to 67.5% for the same period in 2013.

Investment securities

Average investment securities balances declined 4.9% for the year ended December 31, 2014, as compared to the same period in 2013, due to the Company’s efforts to rebalance the investment securities portfolio and provide additional liquidity, while yields on investment securities increased 11 basis points for the year ended December 31, 2014, as compared to the same period in 2013. Increasing yields on the investment securities portfolio were driven by increases in interest rates from 2013 to 2014 and portfolio rebalancing efforts during late 2013 and the first half of 2014, which largely consisted of accelerated prepayments on lower yield Agency mortgage-backed and Agency CMO securities and allocating a greater proportion of the portfolio to SBA Pool securities and higher yielding, longer duration municipal securities. The decline in average investment securities was also driven by the Company’s decision, in light of the low rate environment, to permit the investment securities portfolio to run off during 2014 and deploy proceeds received from investment securities in other segments of the Company’s balance sheet.

Interest-bearing deposits in other banks

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

Interest-bearing deposits

Average total interest bearing deposit balances and related rates paid decreased for the year ended December 31, 2014, as compared to the same period in 2013, contributing to the reduction in interest expense during 2014 compared to 2013. Retail deposits continued to shift from higher priced certificates of deposit and money market savings accounts to lower priced checking accounts.

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

Table 4: Volume and Rate Analysis (1)

	2015 from 2014			2014 from 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities:
Taxable	$(191)	$(46)	$(237)	$(402)	$130	$(272)
Restricted securities	48	(8)	40	(53)	117	64
Tax exempt (2)	182	-	182	183	(9)	174
Total securities	39	(54)	(15)	(272)	238	(34)
Interest bearing deposits in other banks	-	-	-	(76)	(11)	(87)
Federal funds sold	-	-	-	-	-	-
Loans, net of unearned income	6,604	(487)	6,117	797	(729)	68
Total interest income	6,643	(541)	6,102	449	(502)	(53)

Interest expense:
Interest-bearing deposits:
Checking	91	27	118	44	(24)	20
Savings	2	9	11	5	(27)	(22)
Money market savings	184	66	250	(5)	(12)	(17)
Large dollar certificates of deposit (3)	361	(508)	(147)	(262)	(125)	(387)
Other certificates of deposit	(60)	(25)	(85)	(43)	(317)	(360)
Total interest-bearing deposits	578	(431)	147	(261)	(505)	(766)
Federal funds purchased and repurchase agreements	19	(1)	18	7	-	7
Short-term borrowings	35	8	43	115	(2)	113
Long-term borrowings	-	-	-	(2,958)	-	(2,958)
Junior subordinated debt	-	(10)	(10)	-	(13)	(13)
Senior subordinated debt	963	-	963	-	-	-
Total interest expense	1,595	(434)	1,161	(3,097)	(520)	(3,617)
Change in net interest income	$5,048	$(107)	$4,941	$3,546	$18	$3,564

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

The Company believes that it will be a challenge for the Company to maintain its net interest margin at its current level if funds obtained from loan and investment security repayments, as well as any deposit growth, cannot be fully used to originate new loans and are instead reinvested in lower-yield earning assets, and if reductions in earning asset yields exceeds interest rate declines in interest-bearing liabilities. As the economy remains in an uncertain recovery and with continued lack of quality loan demand in our rural markets, especially with respect to consumer loans, coupled with competitive pressures for commercial loans, the Company has focused on restructuring the investment portfolio and recognized some gains on the disposition of securities held due to an increase in prices as rates have continued to fall. With the expectation that interest rates will not change significantly during 2016 and that they will likely remain low for an extended period of time, the Company continues to redeploy its excess funds in the investment portfolio with a focus on securities that provide steady cash flow at a low risk weighting to maximize earnings until consistent loan demand returns. Given this limited earnings environment and the low yields on investment securities, the Company has continued to maintain its low deposit costs to offset the overall compression of our margins.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, fees from other general services, earnings from other investments we own in part or in full and gains or losses on sales of investment securities, loans and fixed assets.

The following table depicts the components of noninterest income for the years ended December 31, 2015 and 2014:

Table 5: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$2,845	$3,257	$(412)	-12.6%
Debit/credit card fees	1,728	1,416	312	22.0%
Gain on sale of available for sale securities, net	224	538	(314)	-58.4%
Gain on sale of held to maturity securities, net	10	-	10	100.0%
(Loss) gain on sale of bank premises and equipment	(58)	6	(64)	-1066.7%
Other operating income	1,704	1,458	246	16.9%
Total noninterest income	$6,453	$6,675	$(222)	-3.3%

2015 Compared to 2014

Key changes in the components of noninterest income for the year ended December 31, 2015, as compared to the same period in 2014, are discussed below:

•	Service charges and fees on deposit accounts declined due to decreases in service charge and overdraft fees on checking accounts;
•	Debit/credit card fees increased primarily due to an increase in debit card fees driven by the acquisition of VCB and a higher utilization rate of debit cards by our customer base;
•	Gain on sale of available for sale securities, net decreased primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA & FHLMC) that generated gains during the first quarter of 2014, and because the Company did not generate comparable gains during 2015;
•	(Loss) gain on sale of bank premises and equipment during 2015 was primarily due to the sale of our former Heathsville branch building as operations were relocated to a new facility and the disposal of certain office equipment, with no similar losses occurring during 2014; and
•	Other operating income increased primarily due to higher earnings from the Bank’s subsidiaries, its investment in Bankers Insurance, LLC and bank owned life insurance policies, partially offset by higher losses from the Bank’s investments in housing equity funds. Additionally, other operating income includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC and Bankers Title, LLC.

The following table depicts the components of noninterest income for the years ended December 31, 2014 and 2013:

Table 5A: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Service charges and fees on deposit accounts	$3,257	$3,286	$(29)	-0.9%
Debit/credit card fees	1,416	1,469	(53)	-3.6%
Gain on sale of available for sale securities, net	538	1,507	(969)	-64.3%
Gain on sale of bank premises and equipment	6	249	(243)	-97.6%
Other operating income	1,458	1,237	221	17.9%
Total noninterest income	$6,675	$7,748	$(1,073)	-13.8%

2014 Compared to 2013

Key changes in the components of noninterest income for the year ended December 31, 2014, as compared to the same period in 2013, are discussed below:

•	Service charges and fees on deposit accounts decreased due to decreases in service charge and overdraft fees on checking accounts;
•	Gain on sale of available for sale securities, net decreased as the Company recognized gains during the fourth quarter of 2013 primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA & FHLMC), and the Company did not generate comparable gains during 2014;
•	Gain on sale of bank premises and equipment decreased as the Company sold its former Bowling Green branch office during the third quarter of 2013 (which generated a gain of $224 thousand), with no such gain being recognized during 2014; and
•	Other operating income increased for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to higher earnings from sales of insurance products through Bankers Insurance, LLC and higher earnings from bank owned life insurance policies during 2014. Additionally, other operating income for 2014 includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC (acquired 4.9% ownership on May 15, 2014) and Bankers Title, LLC (acquired 6.0% ownership on October 1, 2014).

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and other operating expenses.

The following table depicts components of noninterest expense for the years ended December 31, 2015 and 2014:

Table 6: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$21,649	$18,982	$2,667	14.1%
Occupancy and equipment expenses	5,762	5,109	653	12.8%
Telephone	933	992	(59)	-5.9%
FDIC expense	821	921	(100)	-10.9%
Consultant fees	1,143	1,395	(252)	-18.1%
Collection, repossession and other real estate owned	519	323	196	60.7%
Marketing and advertising	1,359	1,005	354	35.2%
Loss on sale of other real estate owned	25	78	(53)	-67.9%
Impairment losses on other real estate owned	5	24	(19)	-79.2%
Merger and merger related expenses	224	1,831	(1,607)	-87.8%
Other operating expenses	6,600	5,144	1,456	28.3%
Total noninterest expenses	$39,040	$35,804	$3,236	9.0%

2015 Compared to 2014

Key changes in the components of noninterest expense for the year ended December 31, 2015, as compared to the same period in 2014, are discussed below:

•	Salaries and employee benefits increased primarily due to the increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB. Additionally, salaries and employee benefits were higher in 2015 due to annual merit salary increases, increased restricted stock compensation expense, increased bonuses, commissions and other incentive compensation and valuation adjustments related to pension plan liabilities, partially offset by an increase in deferred compensation on loan originations, lower group insurance expenses and reductions in staff levels during the second half of 2015 that were driven by operating efficiencies gained through a previously completed comprehensive assessment of our operations;
•	Occupancy and equipment expenses increased primarily due to depreciation expense associated with certain acquired VCB assets and increased rent, building repairs and maintenance and real estate tax expenses related to the acquired VCB branch locations;
•	FDIC expense decreased due to lower base insurance assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the Company’s regulatory memorandum of understanding in March 2014;
•	Consultant fees decreased as higher costs related to compliance, loan operations and outsourcing of the bank’s core information technology processing were incurred during 2014, as compared to 2015. This decrease was partially offset by costs incurred related to the Company’s engagement of an independent consultant during the first half of 2015 to conduct a comprehensive assessment of its operations;
•	Collection, repossession and other real estate owned expenses increased due to increases in average carrying balances of and costs associated with OREO and classified assets during certain periods of the second and third quarters of 2015;
•	Marketing and advertising increased due to expenses related to marketing and advertising initiatives;
•	Merger and merger related expenses decreased due to certain costs associated with the acquisition of VCB in 2014 that were not repeated in 2015; and
•	Other operating expenses increased due to elevated costs associated with outsourcing of the Bank’s core information technology processing, higher franchise taxes, loan closing costs, internet banking expenses and core deposit intangible amortization expense.

The following table depicts components of noninterest expense for the years ended December 31, 2014 and 2013:

Table 6A: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2014	2013	Change $	Change %
Salaries and employee benefits	$18,982	$17,156	$1,826	10.6%
Occupancy and equipment expenses	5,109	5,226	(117)	-2.2%
Telephone	992	1,142	(150)	-13.1%
FDIC expense	921	1,765	(844)	-47.8%
Consultant fees	1,395	1,051	344	32.7%
Collection, repossession and other real estate owned	323	540	(217)	-40.2%
Marketing and advertising	1,005	787	218	27.7%
Loss on sale of other real estate owned	78	775	(697)	-89.9%
Impairment losses on other real estate owned	24	585	(561)	-95.9%
Loss on extinguishment of debt	-	11,453	(11,453)	-100.0%
Merger and merger related expenses	1,831	-	1,831	100.0%
Other operating expenses	5,144	4,421	723	16.4%
Total noninterest expenses	$35,804	$44,901	$(9,097)	-20.3%

2014 Compared to 2013

Key changes in the components of noninterest expense for the year ended December 31, 2014, as compared to the same period in 2013, are discussed below:

•	Salaries and employee benefits increased due to annual merit increases, increased restricted stock expense, lower deferred compensation on loan originations and higher group term insurance costs, partially offset by an increase in the actuarial pension benefit recognized. Additionally, the Bank incurred higher personnel costs in 2014 associated with increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB;
•	Telephone decreased primarily due to changing vendors in 2014;
•	FDIC expense decreased due to lower base assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the Company’s regulatory written agreement in July 2013, and corresponding decreases in FDIC insurance assessment rates during 2014;
•	Consultant fees increased due to additional services related to compliance and loan operations and outsourcing of the Bank’s core information technology processing;
•	Collection, repossession and other real estate owned expenses decreased due to declines in carrying balances of and costs associated with OREO and classified assets;
•	Marketing and advertising increased due to expenditures related to the VCB acquisition, digital marketing initiatives and other local market events;
•	Loss on the sale of other real estate owned declined primarily due to the Company’s strategic initiative to remove risk from its balance sheet by expediting the resolution and disposition of OREO during the fourth quarter of 2013, lower OREO balances during 2014 and stabilization of real estate prices in our markets;
•	Impairment losses on other real estate owned decreased as OREO balances continued to decline and real estate prices in our markets have continued to stabilize;
•	Loss on extinguishment of debt of $11.5 million was recognized in August 2013 due to the prepayment of $107.5 million in long-term FHLB advances with no such loss or prepayment present in 2014;
•	Merger and merger related expenses increased due to certain costs associated with the acquisition of VCB in 2014; and
•	Other operating expenses increased primarily due to higher franchise taxes, director expenses, and increased customer check and coupon incentives, partially offset by a decrease in ATM charge-off expense.

Income Taxes

The Company recorded an income tax expense of $2.5 million in 2015 and $2.4 million in 2014, compared to income tax benefit of $2.4 million in 2013. The increase in income tax expense from 2013 to 2014 was the result of the Company’s pretax income increasing by approximately $13.1 million, due substantially to the $11.5 million prepayment penalty on the long-term FHLB advances prepaid during the third quarter of 2013 that was not repeated during 2014, and partially offset by increases in the amount of tax-exempt income on investment securities (as the Company rebalanced its securities portfolio during 2013), increases in tax-exempt income from bank owned life insurance policies and partially offset by merger related expenses that are not tax deductible.

The Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 25.5%, 30.1% and 39.1%, respectively. The decrease in the effective tax rate from 2014 to 2015 was primarily related to increased tax-exempt interest income on the investment portfolio, increased tax-exempt bank owned life insurance income as a percentage of pre-tax income and the recognition of $1.4 million in nondeductible expenses related to the acquisition of VCB in 2014. The effective tax rate differs from the statutory income tax rate of 34% due to the Company’s investment in tax-exempt loans and securities, income from bank owned life insurance, and community/housing development tax credits. For further information concerning Income Taxes, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 11. Income Taxes.”

Asset Quality

Provision and Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on periodic evaluations of the collectability and historical loss experience of loans. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the loan portfolio. Actual credit losses are deducted from the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

For prior financial periods ending with the third quarter of 2013, historical loan loss experience was calculated using a rolling three year average of historical loan loss experience. Beginning with the quarter ended December 31, 2013, the Company calculated the allowance for loan losses based on a migration analysis of loans, segmented by an identical risk grading system or past due grading system, depending on type of loan as previously used with the historical loan loss experience methodology. Other adjustments may be made to the allowance for loan losses for pools of loans after an assessment of internal and external factors on credit quality that are not fully reflected in the past due or risk grading data. The Company believes this change in methodology provides a more accurate evaluation of the potential risk in our loan portfolio and establishes a stronger focus on areas of weakness and strength within the portfolio. A tabular presentation comparing the provision for loan losses for the year ended December 31, 2013 calculated using the current methodology, to the provision as would have been calculated for the same period using the former methodology, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 4. Loan Portfolio.”

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

The following table presents the Company’s loan loss experience for the past five years:

Table 7: Allowance for Loan Losses

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Average loans outstanding*	$840,814	$706,812	$669,520	$714,254	$757,123
Allowance for loan losses, January 1	$13,021	$14,767	$20,338	$24,102	$25,288
Charge-offs:
Commercial, industrial and agricultural	336	340	635	1,219	1,257
Real estate - one to four family residential:
Closed end first and seconds	1,113	483	1,529	2,664	1,868
Home equity lines	160	444	184	1,112	348
Real estate - construction:
One to four family residential	129	118	57	98	309
Other construction, land development and other land	-	-	1,196	1,622	2,987
Real estate - non-farm, non-residential:
Owner occupied	139	292	2,370	2,337	2,107
Non-owner occupied	-	389	1,944	1,506	1,119
Consumer	33	190	153	391	683
Other	68	293	138	99	113
Total loans charged-off	1,978	2,549	8,206	11,048	10,791
Recoveries:
Commercial, industrial and agricultural	51	75	319	774	303
Real estate - one to four family residential:
Closed end first and seconds	116	265	85	61	162
Home equity lines	31	15	34	11	-
Real estate - construction:
One to four family residential	4	7	61	55	6
Other construction, land development and other land	1	9	69	2	1
Real estate - non-farm, non-residential:
Owner occupied	1	27	1	100	45
Non-owner occupied	-	13	57	409	-
Consumer	49	96	108	179	238
Other	31	46	51	35	50
Total recoveries	284	553	785	1,626	805
Net charge-offs	1,694	1,996	7,421	9,422	9,986
Provision for loan losses	-	250	1,850	5,658	8,800
Allowance for loan losses, December 31	$11,327	$13,021	$14,767	$20,338	$24,102
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of year	1.29%	1.59%	2.25%	2.97%	3.28%
Ratio of net charge-offs to average loans outstanding during the year	0.20%	0.28%	1.11%	1.32%	1.32%

* Net of unearned income and includes nonaccrual loans.

No provision for loan losses was recorded in 2015, as compared to provision for loan losses of $250 thousand in 2014, $1.9 million in 2013, $5.7 million in 2012 and $8.8 million in 2011. The allowance for loan losses totaled $11.3 million at December 31, 2015, representing a decline of $1.7 million from December 31, 2014. The decline in the allowance for loan losses from December 31, 2014 was primarily due to measured improvements in the economic and financial conditions in the Company’s markets, improvements in the Company’s asset quality and charge-offs of loans for which the Company had specifically reserved.  Impaired loans decreased approximately $1.0 million from December 31, 2014, primarily due to the upgraded credit quality of two large commercial borrowers.   Additionally, due to purchase accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.

Net charge-offs in 2015 were $1.7 million compared to $2.0 million in 2014, $7.4 million in 2013, $9.4 million in 2012 and $10.0 million in 2011. This represents 0.20% of average loans outstanding in 2015, 0.28% in 2014, 1.11% in 2013 and 1.32% in 2012 and 2011. Management believes that measured improvements in the economic and financial markets and the Company’s asset quality improvements indicate that credit quality issues are less likely to significantly impact our loan portfolio and our operating results in future periods than in periods that more immediately followed the height of the financial crisis of 2008. Net charge-offs decreased $302 thousand, or 15.1%, from the year ended December 31, 2014 to the same period of 2015 due to improvements in some of the Company’s credit quality metrics, including nonperforming assets, and other factors, such as a decline in adversely rated credits which are reflective of improving economic conditions. This decline in net charge-offs contributed to the Company’s decision to reduce its provision for loan losses from 2014 to 2015. The Company continues to focus on credit quality initiatives to improve its asset quality and resolve its remaining nonperforming assets, and such initiatives should further reduce net charge-offs in future periods.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 8: Allocation of Allowance for Loan Losses

	At December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,894	11.22%	$1,168	10.37%	$1,787	8.17%	$2,340	7.58%	$4,389	7.76%
Real estate - one to four family residential:
Closed end first and seconds	1,609	26.43%	1,884	28.86%	2,859	33.25%	2,876	34.91%	2,856	34.51%
Home equity lines	795	13.20%	1,678	13.42%	1,642	15.19%	720	14.56%	278	13.93%
Real estate - multifamily residential	78	3.37%	89	3.07%	79	2.75%	62	2.31%	29	1.77%
Real estate - construction:
One to four family residential	295	2.21%	235	2.40%	364	2.46%	419	2.96%	382	2.89%
Other construction, land development and other land	2,423	5.32%	2,670	4.34%	1,989	3.30%	3,897	5.04%	6,861	5.75%
Real estate - farmland	272	1.30%	144	1.15%	116	1.24%	41	1.25%	15	0.80%
Real estate - non-farm, non-residential:
Owner occupied	1,964	21.27%	2,416	19.22%	3,236	19.26%	5,092	17.50%	4,831	18.42%
Non-owner occupied	1,241	11.86%	1,908	12.77%	1,770	11.39%	4,093	10.48%	3,172	10.11%
Consumer	287	2.27%	305	1.94%	387	2.55%	215	2.94%	776	3.86%
Other	469	1.55%	524	2.46%	538	0.44%	583	0.47%	513	0.20%
Total allowance for loan losses	$11,327	100.00%	$13,021	100.00%	$14,767	100.00%	$20,338	100.00%	$24,102	100.00%

(Percent is portfolio loans in category divided by total loans)

The following table presents commercial loans by credit quality indicator at December 31, 2015:

Table 9: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired loans - purchased impaired	Total
Commercial, industrial and agricultural	$95,440	$1,709	$291	$-	$839	$549	$98,828
Real estate - multifamily residential	29,672	-	-	-	-	-	29,672
Real estate - construction:
One to four family residential	19,000	220	89	-	186	-	19,495
Other construction, land development and
other land	38,013	1,785	1,242	-	5,562	275	46,877
Total real estate - construction	57,013	2,005	1,331	-	5,748	275	66,372
Real estate - farmland	10,396	318	165	-	539	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	162,103	12,206	2,283	-	6,336	4,296	187,224
Non-owner occupied	86,894	2,130	1,040	-	12,792	1,600	104,456
Total real estate - non-farm, non-
residential	248,997	14,336	3,323	-	19,128	5,896	291,680
Total commercial loans	$441,518	$18,368	$5,110	$-	$26,254	$6,720	$497,970

The following table presents commercial loans by credit quality indicator at December 31, 2014:

Table 9A: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Impaired	Acquired loans - purchased impaired	Total
Commercial, industrial and agricultural	$79,191	$2,779	$675	$-	$1,451	$1,023	$85,119
Real estate - multifamily residential	25,157	-	-	-	-	-	25,157
Real estate - construction:
One to four family residential	18,978	300	244	-	176	-	19,698
Other construction, land development and
other land	26,916	1,791	1,144	-	5,661	79	35,591
Total real estate - construction	45,894	2,091	1,388	-	5,837	79	55,289
Real estate - farmland	9,471	-	-	-	-	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	132,266	11,339	2,253	-	10,046	1,841	157,745
Non-owner occupied	84,951	4,771	1,817	-	9,816	3,472	104,827
Total real estate - non-farm, non-
residential	217,217	16,110	4,070	-	19,862	5,313	262,572
Total commercial loans	$376,930	$20,980	$6,133	$-	$27,150	$6,415	$437,608

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2015:

Table 10: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$220,016	$12,810	$232,826
Home equity lines	115,434	875	116,309
Total real estate - one to four family residential	335,450	13,685	349,135
Consumer	19,655	338	19,993
Other	13,678	2	13,680
Total consumer loans	$368,783	$14,025	$382,808

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

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of December 31, 2015, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

Real estate acquired through, or in lieu of, foreclosure (or “OREO”) is held for sale and is stated at fair value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and OREO expenses.

The following table presents information concerning nonperforming assets for the periods indicated:

Table 11: Nonperforming Assets

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans*	$6,175	$6,622	$11,018	$11,874	$30,293
Loans past due 90 days and accruing interest	1,117	53	-	-	168
Total nonperforming loans	7,292	6,675	11,018	11,874	30,461
Other real estate owned	520	1,838	800	4,747	7,326
Total nonperforming assets	$7,812	$8,513	$11,818	$16,621	$37,787

Nonperforming assets to total loans and other real estate owned	0.89%	1.04%	1.80%	2.41%	5.09%
Allowance for loan losses to nonperforming loans	155.34%	195.07%	134.03%	171.29%	79.12%
Allowance for loan losses to nonaccrual loans	183.43%	196.63%	134.03%	171.29%	79.56%
Net charge-offs to average loans for the year	0.20%	0.28%	1.11%	1.32%	1.32%
Allowance for loan losses to year end loans	1.29%	1.59%	2.25%	2.97%	3.28%
Foregone interest income on nonaccrual loans	$290	$124	$413	$335	$1,347

*	Includes $1.3 million, $3.4 million, $4.2 million, $5.1 million and $13.4 million in nonaccrual TDRs at December 31, 2015, 2014, 2013, 2012 and 2011 respectively.

The following table presents the change in the OREO balance for 2015 and 2014:

Table 12: OREO Changes

(dollars in thousands)	2015	2014	Change $	Change %
Balance at the beginning of year, gross	$1,914	$1,054	$860	81.6%
Transfers from loans	1,966	1,657	309	18.6%
Acquired from Virginia Company Bank	-	103	(103)	100.0%
Capitalized costs	1	-	1	-100.0%
Sales proceeds	(3,255)	(620)	(2,635)	-425.0%
Previously recognized impairment losses on disposition	(79)	(202)	123	60.9%
Loss on disposition	(25)	(78)	53	67.9%
Balance at the end of year, gross	522	1,914	(1,392)	-72.7%
Less valuation allowance	(2)	(76)	74	97.4%
Balance at the end of year, net	$520	$1,838	$(1,318)	-71.7%

The following table presents the change in the valuation allowance for OREO for 2015, 2014 and 2013:

Table 13: OREO Valuation Allowance Changes

(dollars in thousands)	2015	2014	2013
Balance at the beginning of year	$76	$254	$811
Valuation allowance	5	24	585
Charge-offs	(79)	(202)	(1,142)
Balance at the end of year	$2	$76	$254

Nonperforming assets were $7.8 million, or 0.89%, of total loans and OREO at December 31, 2015 compared to $8.5 million or 1.04% at December 31, 2014. The slow and measured economic recovery has prompted the Company to maintain the heightened level of the allowance for loan losses as compared to pre-2009 levels, which is 183.43% of nonaccrual loans at December 31, 2015, compared to 196.63% at December 31, 2014. Nonperforming loans have increased $617 thousand, or 9.2%, during the year ended December 31, 2015 to $7.3 million, primarily due to increases in loans past due 90 days and accruing interest and partially offset by a decrease in nonaccrual loans.

Nonaccrual loans were $6.2 million at December 31, 2015, a decrease of approximately $447 thousand, or 6.8%, from $6.6 million at December 31, 2014. Of the current $6.2 million in nonaccrual loans, $6.0 million, or 96.6%, is secured by real estate in our market area. Of these real estate secured loans, $4.6 million are one to four family residential real estate, $1.3 million are commercial properties and $89 thousand are real estate construction.

Loans past due 90 days and accruing interest were $1.1 million at December 31, 2015 and increased from $53 thousand at December 31, 2014. This increase was due to the nonpayment of a large one to four family residential real estate loan as a result of the deteriorating financial condition of the borrower. This loan remained on accrual status as it was well secured and full recovery was anticipated.

OREO, net of valuation allowance at December 31, 2015 was $520 thousand, a decrease of approximately $1.3 million, or 71.7%, from December 31, 2014. The balance of OREO at December 31, 2015 was comprised of ten properties of which $423 thousand were one to four family residential properties, $68 thousand were real estate construction properties and $29 thousand were nonfarm, nonresidential properties. During the year ended December 31, 2015, new foreclosures included eighteen properties totaling $2.0 million transferred from loans, including one commercial property during the second quarter of 2015 totaling $700 thousand. Sales of nineteen OREO properties for the year ended December 31, 2015 resulted in a net loss of $25 thousand. Subsequent to December 31, 2015, five properties totaling $416 thousand were foreclosed on and transferred from loans, and nine properties totaling $300 thousand were under contracts for sale and are not expected to generate any material losses on sale. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $5 thousand in its consolidated statements of income for the year ended December 31, 2015, due to valuation adjustments on OREO properties as compared to $24 thousand for the same period of 2014. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loans as of December 31, 2015:

Table 14: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non- residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

The following table presents loans individually evaluated for impairment, excluding purchase credit impaired loans, by class of loans as of December 31, 2014:

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

The Company’s impaired loans have declined when comparing 2015 to 2014, but impaired loans remain elevated over historical levels due to the uneven economic recovery and challenging economic conditions in portions of our markets, which have contributed to increased unemployment and underemployment, lower profitability of some local businesses, and reduced the ability of some customers to keep their loans current.

The following table presents the balances of TDRs at December 31, 2015, 2014, 2013, 2012 and 2011:

Table 15:  Troubled Debt Restructurings (TDRs)

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Performing TDRs	$15,535	$15,223	$16,026	$4,433	$5,517
Nonperforming TDRs*	1,300	3,438	4,188	5,089	13,378
Total TDRs	$16,835	$18,661	$20,214	$9,522	$18,895

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

Financial Condition

Summary

At December 31, 2015, the Company had total assets of $1.27 billion, an increase of approximately $88.4 million or 7.5% from $1.18 billion at December 31, 2014. The increase in total assets was principally the result of increases in loans, interest bearing deposits with banks and investment securities principally funded by short term borrowings, the Company’s issuance of Senior Subordinated Debt during the second quarter of 2015, and continued deposit growth. Major categories and changes in our balance sheet are as detailed in the following schedule:

Table 16: Balance Sheet Changes

	December 31,	December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Total assets	$1,270,384	$1,181,972	$88,412	7.5%
Interest bearing deposits with banks	18,304	5,272	13,032	247.2%
Securities available for sale, at fair value	230,943	214,011	16,932	7.9%
Securities held to maturity, at carrying value	29,698	32,163	(2,465)	-7.7%
Total loans	880,778	820,569	60,209	7.3%
Total deposits	988,719	939,254	49,465	5.3%
Total borrowings	148,760	102,013	46,747	45.8%
Total shareholders' equity	126,275	134,274	(7,999)	-6.0%

Loan Portfolio

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $880.8 million at December 31, 2015, an increase of $60.2 million, or 7.3%, from $820.6 million at December 31, 2014. As discussed previously, loans increased in 2015 primarily due to organic loan growth, the purchase of loans and the opening of a new loan production office in Chesterfield County, Virginia in the second quarter of 2014. These additions were partially offset by weak loan demand in our rural markets, especially with respect to consumer loans, and intense competition for commercial loans, especially in the Richmond and Tidewater markets.

The following table presents the composition of the loan portfolio at the dates indicated:

Table 17:  Summary of Loans

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$98,828	11.22%	$85,119	10.37%	$53,673	8.17%	$51,881	7.58%	$57,021	7.76%
Real estate - one to four family residential:
Closed end first and seconds	232,826	26.43%	236,761	28.86%	218,472	33.25%	239,002	34.91%	253,465	34.51%
Home equity lines	116,309	13.20%	110,100	13.42%	99,839	15.19%	99,698	14.56%	102,297	13.93%
Total real estate - one to four family residential	349,135	39.63%	346,861	42.28%	318,311	48.44%	338,700	49.47%	355,762	48.44%
Real estate - multifamily residential	29,672	3.37%	25,157	3.07%	18,077	2.75%	15,801	2.31%	13,035	1.77%
Real estate - construction:
One to four family residential	19,495	2.21%	19,698	2.40%	16,169	2.46%	20,232	2.96%	21,212	2.89%
Other construction, land development and other land	46,877	5.32%	35,591	4.34%	21,690	3.30%	34,555	5.04%	42,208	5.75%
Total real estate - construction	66,372	7.53%	55,289	6.74%	37,859	5.76%	54,787	8.00%	63,420	8.64%
Real estate - farmland	11,418	1.30%	9,471	1.15%	8,172	1.24%	8,558	1.25%	5,860	0.80%
Real estate - non-farm, non-residential:
Owner occupied	187,224	21.27%	157,745	19.22%	126,569	19.26%	119,824	17.50%	135,294	18.42%
Non-owner occupied	104,456	11.86%	104,827	12.77%	74,831	11.39%	71,741	10.48%	74,231	10.11%
Total real estate - non-farm, non-residential	291,680	33.13%	262,572	31.99%	201,400	30.65%	191,565	27.98%	209,525	28.53%
Consumer	19,993	2.27%	15,919	1.94%	16,782	2.55%	20,173	2.94%	28,355	3.86%
Other	13,680	1.55%	20,181	2.46%	2,923	0.44%	3,203	0.47%	1,553	0.20%
Total loans	880,778	100.00%	820,569	100.00%	657,197	100.00%	684,668	100.00%	734,531	100.00%
Less unearned income	-		-		-		-		(1)
Less allowance for loan losses	(11,327)		(13,021)		(14,767)		(20,338)		(24,102)
Loans, net	$869,451		$807,548		$642,430		$664,330		$710,428

The following table presents the changes in the loans held in the portfolio from December 31, 2014 to December 31, 2015, and from December 31, 2013 to December 31, 2014:

Table 17A: Changes in Loans Held
	2015 vs. 2014		2014 vs. 2013
(dollars in thousands)	$ Change	% Change	$ Change	% Change
Commercial, industrial and agricultural	$13,709	16.1%	$31,446	58.6%
Real estate - one to four family residential:
Closed end first and seconds	(3,935)	-1.7%	18,289	8.4%
Home equity lines	6,209	5.6%	10,261	10.3%
Total real estate - one to four family residential	2,274	0.7%	28,550	9.0%
Real estate - multifamily residential	4,515	17.9%	7,080	39.2%
Real estate - construction:
One to four family residential	(203)	-1.0%	3,529	21.8%
Other construction, land development and other land	11,286	31.7%	13,901	64.1%
Total real estate - construction	11,083	20.0%	17,430	46.0%
Real estate - farmland	1,947	20.6%	1,299	15.9%
Real estate - non-farm, non-residential:
Owner occupied	29,479	18.7%	31,176	24.6%
Non-owner occupied	(371)	-0.4%	29,996	40.1%
Total real estate - non-farm, non-residential	29,108	11.1%	61,172	30.4%
Consumer	4,074	25.6%	(863)	-5.1%
Other	(6,501)	-32.2%	17,258	590.4%
Total loans	$60,209	7.3%	$163,372	24.9%

The following table presents the estimated remaining maturities of loans held in the portfolio at December 31, 2015:

Table 18: Remaining Maturities of Loans

	December 31, 2015
	Variable Rate				Fixed Rate
(dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total Maturities
Commercial, industrial and agricultural	$40,542	$3,253	$441	$44,236	$7,963	$30,384	$16,245	$54,592	$98,828
Real estate - one to four family residential:
Closed end first and seconds	31,585	128,878	11,860	172,323	4,851	19,069	36,583	60,503	232,826
Home equity lines	80,996	1,069	34,065	116,130	-	154	25	179	116,309
Real estate - multifamily residential	1,820	11,852	2,040	15,712	1,303	3,817	8,840	13,960	29,672
Real estate - construction:
One to four family residential	8,260	7,200	929	16,389	1,302	1,670	134	3,106	19,495
Other construction, land development and other land	28,290	1,322	-	29,612	13,297	3,878	90	17,265	46,877
Real estate - farmland	3,180	3,676	848	7,704	1	2,776	937	3,714	11,418
Real estate - non-farm, non-residential:
Owner occupied	18,196	58,013	18,754	94,963	11,210	47,340	33,711	92,261	187,224
Non-owner occupied	11,616	26,470	13,453	51,539	4,603	28,035	20,279	52,917	104,456
Consumer	1,701	36	2	1,739	1,128	3,949	13,177	18,254	19,993
Other	1,019	854	-	1,873	-	11,807	-	11,807	13,680
Total loans	$227,205	$242,623	$82,392	$552,220	$45,658	$152,879	$130,021	$328,558	$880,778

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

At December 31, 2015, loans secured by real estate were $748.3 million, or 85.0%, of the portfolio, compared to $699.4 million, or 85.2%, of the portfolio at December 31, 2014.

Consistent with our focus on providing community-based financial services, we generally do not make loans outside of our principal market region. We may, from time to time, invest in high quality loans that were originated by banks outside our core geographic markets, including by purchasing pools of performing loans. We do not engage in foreign lending activities and consequently the loan portfolio is not exposed to the sometimes volatile risk from foreign credits. We further maintain a policy not to originate or purchase loans classified by regulators as highly leveraged transactions or loans to foreign entities or individuals. Historically, our loan collateral has been primarily real estate because of the nature of our market region; however, in our newer markets, we are encountering other collateral options in lieu of real estate, which are booked based on strong credit guidelines and controls to monitor the status and value of the collateral.

Investment Securities

The investment securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the investment securities portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Federal Reserve Bank and repurchase agreements. The investment securities portfolio consists of held to maturity and available for sale investment securities. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change to intent and ability to hold the investment securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Investment securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value. Total investment securities were $260.6 million at December 31, 2015, reflecting an increase of approximately $14.5 million, or 5.9%, from $246.2 million at December 31, 2014. The valuation allowance for the available for sale investment securities portfolio had an unrealized (loss), net of tax benefit, of ($1.7) million at December 31, 2015 compared with an unrealized (loss), net of tax benefit, of ($1.5) million at December 31, 2014. These unrealized (losses) as of December 31, 2015 are principally due to financial market conditions for these types of investments, particularly related to changes in interest rates, which rose during late 2015 causing bond prices to decline, and are not attributable to credit deterioration. Interest rates had declined somewhat as of the third quarter of 2015, thereby reducing the amount of unrealized losses at that time. However, interest rates increased during the fourth quarter of 2015, primarily as a result of the Federal Reserve’s actions to raise the federal funds target rate to a range of 25-50 basis points in December 2015.

During 2015, the Company primarily invested in Agency commercial mortgage-backed securities, Agency CMO securities and securities issued by State and political subdivisions. The Company decreased its investments in Agency residential mortgage-backed securities while increasing its investments in Agency commercial mortgage-backed securities and Agency CMO securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows through lower projected prepayment rates and reinvestment opportunities. The increased investment in securities issued by State and political subdivisions was due to the higher yield offered by these securities. In addition, the Company decreased its investments in SBA Pool securities in order to diversify its investment securities portfolio and target investments with a higher risk-adjusted rate of return. As part of our overall asset/liability management strategy, we are targeting our investment securities portfolio to be approximately 20% of our total assets. As of December 31, 2015 and 2014, our investment securities portfolio was 20.5% and 20.8%, respectively, of total assets.

There are no investment securities classified as “Trading” at December 31, 2015 or 2014. During the fourth quarter of 2013, the Company transferred investment securities with an amortized cost of $35.5 million, previously designated as “Available for Sale,” to “Held to Maturity” classification. The fair value of those investment securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being amortized over the remaining life of the investment securities as an adjustment to interest income, beginning with the fourth quarter of 2013. During the third quarter of 2015, the Company sold a State and political subdivisions security that was classified as “Held to Maturity” due to the significant deterioration in the issuer’s financial condition. The carrying value of this security was $521 thousand and a gain of $10 thousand was recognized as a result of the sale.

The Company’s mortgage-backed securities consist of commercial and residential mortgage-backed securities. The Company’s mortgage-backed securities are all guaranteed by an agency (including a government-sponsored entity) of the U.S. Government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues. The Company follows a policy of not investing in instruments considered to be derivative in nature such as options, futures, swaps or forward commitments. The Company considers derivatives to be speculative in nature and contrary to our historical investment philosophy.

The Company’s pooled trust preferred securities previously included one senior issue of Preferred Term Securities XXVII which remained current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. On December 9, 2014 the Company sold this security resulting in a gain on sale of $82 thousand, and the Company reversed the related impairment reserve. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. On September 22, 2014 the Company sold this security resulting in a gain on sale of $2 thousand and the Company subsequently reversed the related impairment reserve.

The following tables present the amortized cost or carrying value and estimated fair value of investment securities at the dates indicated:

Table 19: Investment Securities Available for Sale
(dollars in thousands)	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale:
Obligations of U.S. Government agencies	$9,404	$9,262	$14,991	$14,569	$14,989	$13,390
SBA Pool securities	64,866	63,826	76,469	74,799	89,531	86,035
Agency residential mortgage-backed securities	24,250	23,903	28,740	28,629	36,261	35,254
Agency commercial mortgage-backed securities	18,503	18,315	-	-	-	-
Agency CMO securities	52,870	52,171	39,343	39,215	43,277	41,378
Non agency CMO securities	61	61	820	828	1,304	1,306
State and political subdivisions	61,604	61,405	55,877	55,926	60,834	56,342
Pooled trust preferred securities	-	-	-	-	467	749
FNMA and FHLMC preferred stock	-	-	7	45	22	481
Corporate securities	2,000	2,000	-	-	-	-
Total	$233,558	$230,943	$216,247	$214,011	$246,685	$234,935

Table 19A: Investment Securities Held to Maturity
(dollars in thousands)	December 31, 2015		December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Held to Maturity:
Agency CMO securities	$11,371	$11,676	$11,993	$12,287	$12,500	$11,953
State and political subdivisions	18,327	18,899	20,170	21,080	22,995	22,568
Total	$29,698	$30,575	$32,163	$33,367	$35,495	$34,521

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. Based on the Company’s evaluation, and because management believes that unrealized losses are principally due to changes in interest rates, management does not believe any unrealized loss at December 31, 2015 represents an other-than-temporary impairment. At December 31, 2015, there were 139 debt securities with fair values totaling $181.2 million considered temporarily impaired. Of these debt securities, 92 with fair values totaling $117.6 million were in an unrealized loss position of less than 12 months and 47 with fair values totaling $63.6 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 and no impairment has been recognized. At December 31, 2015, there were no equity securities in an unrealized loss position.

However, in the event that the Company is required or decides to use its investment securities portfolio in 2016 to manage its liquidity position, the Company may sell a portion of the investment securities in a temporary unrealized loss position before these investment securities recover their fair value, which would result in the Company recognizing losses on the sale of investment securities.

The following tables present the maturity and yields of investment securities at their amortized cost or carrying value at the date indicated:

Table 20: Maturity and Yields of Available for Sale Securities

	December 31, 2015
(dollars in thousands)	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Available for Sale:	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Obligations of U.S. Government agencies	$-	0.00%	$-	0.00%	$9,404	2.31%	$-	0.00%	$9,404	2.31%
SBA Pool securities - Fixed	-	0.00%	904	3.51%	39,597	2.26%	-	0.00%	40,501	2.29%
SBA Pool securities - Variable	-	0.00%	11,289	4.81%	6,495	1.61%	6,581	2.27%	24,365	3.27%
Agency residential mortgage-backed securities	-	0.00%	9,306	1.51%	13,591	2.01%	1,353	2.78%	24,250	1.87%
Agency commercial mortgage-backed securities	-	0.00%	3,130	1.34%	15,373	2.30%	-	0.00%	18,503	2.14%
Agency and Non agency CMO securities	61	2.79%	28,849	1.91%	22,463	2.44%	1,558	2.79%	52,931	2.16%
State and political subdivisions	-	0.00%	21,988	2.89%	35,246	3.29%	4,370	3.96%	61,604	3.19%
Corporate securities	-	0.00%	500	6.75%	1,500	6.25%	-	0.00%	2,000	6.38%
Total	$61	2.79%	$75,966	2.55%	$143,669	2.29%	$13,862	2.91%	$233,558	2.41%

* Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

Table 20A: Maturity and Yields of Held to Maturity Securities

	December 31, 2015
(dollars in thousands)	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Held to Maturity:	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency CMO securities	$-	0.00%	$11,371	2.71%	$-	0.00%	$-	0.00%	$11,371	2.71%
State and political subdivisions	-	0.00%	12,733	4.62%	4,847	3.77%	747	5.04%	18,327	4.41%
Total	$-	0.00%	$24,104	3.18%	$4,847	4.25%	$747	5.04%	$29,698	3.76%

* Yields on tax-exempt securities have been computed on a taxable-equivalent basis.

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market accounts and time deposits. The Company augments its deposit base through conservative use of brokered deposits, including through the Certificate of Deposit Account Registry Service program (“CDARS”). The Company’s balance sheet growth is significantly impacted by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.

The following table shows deposit balances for the years ended December 31, 2015 and 2014:

Table 21: Deposits

	Years Ended December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Noninterest-bearing demand deposits	$174,071	$162,328	$11,743	7.2%

Interest-bearing deposits:
Demand deposits	306,503	277,937	28,566	10.3%
Savings deposits	97,407	89,849	7,558	8.4%
Money market savings deposits	172,530	162,794	9,736	6.0%
Time deposits $100 and over	119,098	136,977	(17,879)	-13.1%
Other time deposits	119,110	109,369	9,741	8.9%
Total interest-bearing deposits	814,648	776,926	37,722	4.9%
Total deposits	$988,719	$939,254	$49,465	5.3%

During the 2015, the Company’s deposits increased by $49.5 million, or 5.3%, primarily due to customer growth. Additionally, the Company believes the increase in our noninterest-bearing demand deposits as well as our lower cost non-maturing interest-bearing deposits during 2015 is primarily the result of customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty in general. At December 31, 2015 and 2014, the Company had $53.8 million and $55.7 million, respectively in brokered certificates of deposits. The interest rates paid on these deposits are approximately consistent with the market rates offered in our local area. Amounts included in these brokered certificates of deposits also include deposits under the CDARS program.

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

The following table presents average deposit balances and average rates paid for the periods indicated:

Table 22: Average Deposits and Average Rates Paid

	Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$174,150		$139,991		$127,211
Interest-bearing deposits:
Demand deposits	291,955	0.37%	262,765	0.36%	248,675	0.37%
Savings deposits	93,645	0.14%	90,015	0.13%	90,065	0.16%
Money market savings deposits	162,360	0.46%	120,541	0.41%	123,559	0.42%
Time deposit $100 thousand and over	117,991	0.88%	99,521	1.19%	120,852	1.30%
Other time deposits	118,509	0.90%	126,274	0.92%	129,654	1.17%
Total interest-bearing deposits	784,460	0.52%	699,116	0.56%	712,805	0.66%
Total deposits	$958,610		$839,107		$840,016

The following table presents the maturity schedule of time deposits $100 thousand and over at the date indicated:

Table 23: Maturities of Time Deposits $100 Thousand and Over

(dollars in thousands)	December 31, 2015
3 months or less	$11,961
3 - 6 months	30,863
6 - 12 months	15,537
Over 12 months	60,737
Total	$119,098

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

In addition to deposits, the Company utilizes short-term borrowings from the FHLB to fund its day to day operations. Short-term borrowings also include repurchase agreements, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with three correspondent banks. All FHLB advances are secured by a blanket floating lien on all of the Company’s qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Total borrowings were $148.8 million at December 31, 2015, an increase of $46.7 million, or 45.8%, from $102.0 million at December 31, 2014. The increase in borrowings was primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015 and increased short-term borrowings. Short-term borrowings increased primarily due to an increase in short-term FHLB advances used to fund loan growth and other previously disclosed strategic initiatives. For further information concerning the Company’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 8. Borrowings.”

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (or “Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2015 and 2014, the interest rate was 3.56% and 3.21%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

Capital Resources

The assessment of capital adequacy depends on such factors as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The Company regularly reviews the adequacy of the Company’s capital. The Company maintains a structure that it believes will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. Refer to Item 1. “Business” under the heading “Regulation and Supervision” and to Item 8. “Financial Statements and Supplementary Data” under the heading “Note 18. Regulatory Matters” for additional information.

The Company’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position of the Company and the Bank at December 31, 2015 are the CET1 capital, Tier 1 capital, total risk-based capital, and leverage ratios. These measures were also applicable at December 31, 2014, with the exception of the CET1 capital ratio. The Company’s Tier 1 leverage ratio was 9.20% at December 31, 2015, compared with 10.76% at December 31, 2014. The CET1 capital to risk-weighted assets ratio was 9.80% at December 31, 2015 but was not applicable at December 31, 2014. The Tier 1 capital to risk-weighted assets ratio was 12.66% at December 31, 2015, compared with 14.06% at December 31, 2014. The total capital to risk-weighted assets ratio was 16.17% at December 31, 2015, compared with 15.31% at December 31, 2014. These ratios are in excess of the mandated minimum requirements that applied to the Company and the Bank at December 31, 2015 and 2014.

Total shareholders’ equity was $126.3 million at December 31, 2015, compared with $134.3 million at December 31, 2014, with such decline in shareholders’ equity during 2015 primarily due to the Company’s redemption of $14.0 million of its Series A Preferred Stock. During 2015, the Company paid $0.06 of cash dividends to common shareholders and the holders of the Company’s Series B Preferred Stock. During 2014 and 2013, the Company declared no common stock or Series B Preferred Stock dividends. The dividend payout ratio, based on net income allocated to common shareholders, was 15.9% in 2015 but not applicable for 2014 and 2013 due to the Company not declaring any common stock dividends.

Capital Management during 2015 and 2014

From February 2011 to May 2014, the Company deferred dividend payments on its Series A Preferred Stock. On August 15, 2014, the Company paid dividends of $5.5 million, including both current and accumulated but unpaid dividends on its Series A Preferred Stock, and paid all subsequent dividends on the Series A Preferred Stock as due pursuant to the terms of the Series A Preferred Stock. The Company redeemed the final $14.0 million of the Series A Preferred Stock during the first half of 2015.

The Company had also previously deferred regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities beginning with the second quarter of 2011, as permitted under the related indenture. During the second quarter of 2014, the Company paid all current and deferred interest on its outstanding Junior Subordinated Debt, and has paid all subsequent interest payments on the debentures as due pursuant to the related indenture.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The total amount of unused loan commitments was $174.0 million at December 31, 2015 and $142.4 million at December 31, 2014.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2015 or 2014. The total amount of standby letters of credit was $6.5 million at December 31, 2015 and $8.0 million at December 31, 2014.

In connection with the sale of its credit card loan portfolio, the Company has guaranteed the credit card accounts of certain customers to the bank that issues the cards. At December 31, 2015 and 2014, the guarantees totaled $763 thousand and $864 thousand, of which the outstanding balance of the guarantees was $212 thousand and $242 thousand, respectively. As of December 31, 2015, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

Cash, cash equivalents and federal funds sold totaled $32.0 million as of December 31, 2015 compared to $19.6 million as of December 31, 2014. At December 31, 2015, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $204.4 million, or 16.1%, of total assets, compared to $179.9 million, or 15.2%, of total assets at December 31, 2014.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $13.6 million, net cash used in investing activities was ($81.6) million and net cash provided by financing activities was $80.3 million for the year ended December 31, 2015. Combined, this contributed to a $12.3 million increase in cash and cash equivalents for the year ended December 31, 2015.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $372.9 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $58.4 million at December 31, 2015. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $60.7 million at December 31, 2015.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2015:

Table 24: Contractual Obligations

	Payments Due by Period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	Over 5 years
Operating leases	$5,174	$478	$916	$854	$2,926
Repurchase agreements	5,015	5,015	-	-	-
Short-term borrowings	114,413	114,413	-	-	-
Junior subordinated debt	10,310	-	-	-	10,310
Senior subordinated debt	20,000	-	-	-	20,000
Total	$154,912	$119,906	$916	$854	$33,236

As of December 31, 2015, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2015, the Company has no material commitments or long-term debt for capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. The Company does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. As of December 31, 2015, the Company does not have any hedging transactions in place such as interest rate swaps or caps. In addition, the Company does not hold or issue financial instruments for trading purposes. The Company does hold in its loan and securities portfolios, investments that adjust or float according to changes in index rates, but the Company considers these assets to be necessary for good asset/liability management and not speculative in nature. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines for managing the interest rate sensitivity position established by management.

Asset/Liability Risk Management

The primary goal of asset/liability risk management is to maximize the net interest income and the net value of our future cash flows within the interest rate limits set by our Asset/Liability Committee, or ALCO. Risks may increase when changes in interest rates occur and produce shifts in the Company’s ability to generate earnings (“earnings risk”) and its overall value of equity (“equity risk”). These risks can be measured and monitored by employing management strategies which track the relationship between rate sensitive assets and liabilities so that the net effect of their ability to generate earnings and economic value can be evaluated in a variety of interest rate scenarios.

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

Static Gap Analysis

Interest rate risk is measured and monitored by measuring the rate sensitivity of the balance sheet using static gap analysis. Gap analysis involves analyzing the dollar volume of interest rate sensitive assets and liabilities that will re-price during specific periods of time in the future. The “gap” refers to the difference from the total dollar volume of assets that re-price (or mature, prepay, or amortize) over a given period of time minus the total dollar volume of liabilities that re-price (or mature, prepay or amortize) during the same time period. At December 31, 2015, we are asset sensitive, which means our rate sensitive assets re-price faster than our rate sensitive liabilities, and our cumulative one year gap is 17.2%. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Earnings Simulation

The earnings simulation model forecasts one-year net interest income on a static balance sheet under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals. The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2015 and December 31, 2014, using a static balance sheet and different rate scenarios:

	Change in Net Interest Income
(dollars in thousands)	2015		2014
Change in interest rate	Dollars	Percent	Dollars	Percent
+ 200 basis points	$613	1.40%	$(276)	-0.60%
+ 100 basis points	210	0.50%	(211)	-0.50%
- 100 basis points	509	-1.10%	557	1.30%

Internally, we also perform earnings simulation model forecasts on a quarterly basis using the impact of an increase in interest rates by 300 basis points and 400 basis points, as well as a decrease in rates by 200 basis points and 300 basis points on a dynamic balance sheet. However with the current fed funds target rate at a range of 25 - 50 basis points, we consider a rate decrease by more than 100 basis points to be very unlikely. This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. The sensitivities of key assumptions are analyzed at least annually through stress testing and are reviewed by management.

Economic Value of Equity

Economic value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. Economic value-based methodologies measure the degree to which the economic values of the Company’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon, captures all future cash flows expected from existing assets and liabilities, and is more effective in considering embedded options in a typical institution’s balance sheet. The following table reflects the change in economic value of equity for the Company for each of the years ended December 31, 2015 and December 31, 2014, using different rate scenarios:

	Change in Economic Value of Equity
(dollars in thousands)	2015		2014
Change in interest rate	Dollars	Percent	Dollars	Percent
+ 200 basis points	$9,721	4.70%	$(1,297)	-0.60%
+ 100 basis points	5,997	2.90%	(642)	-0.30%
- 100 basis points	(31,093)	-15.10%	(24,154)	-11.00%

The Company believes that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following Item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations for the three years ended December 31, 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2015

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2015

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2015

•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting, which states an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is incorporated by reference to the information under the captions “Proposal One–Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2015 annual meeting of shareholders, and the biographical information of executive officers is listed in Part I of this Form 10-K.

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

Item 11. Executive Compensation

The response to this Item is incorporated by reference to the information under the captions “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2016 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item is incorporated by reference to the information under the captions “Ownership of Stock” and “Executive Compensation-Equity Compensation Plans” in the Company’s Proxy Statement for the 2015 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated by reference to the information under the captions “Corporate Governance and the Board of Directors-Independence of the Directors” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2016 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The response to this Item is incorporated by reference to the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Pre-Approved Services” in the Company’s Proxy Statement for the 2016 annual meeting of shareholders.

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

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan
(incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*

10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.17	Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.#*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*
10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*
10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014 (incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.25	Description of Annual Bonus Plan for Key Executives (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).
21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

* Management contract or compensatory plan or arrangement.

# Filed herewith.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.

(Registrant)

By:	/s/ Joe A. Shearin	Date:	March 15, 2016
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2016.

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

/s/ W. Leslie Kilduff, Jr.
W. Leslie Kilduff, Jr., Director

/s/ William L. Lewis
William L. Lewis, Director

/s/ Leslie E. Taylor
Leslie E. Taylor, Director

/s/ Jay T. Thompson, III
Jay T. Thompson, III, Director

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

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.5	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joseph H. James, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*
10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.17	Memorandum of Understanding, dated September 5, 2013, by and among Eastern Virginia Bankshares, Inc., EVB, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed September 10, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.#*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*
10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*
10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014 (incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.25	Description of Annual Bonus Plan for Key Executives (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).
21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

* Management contract or compensatory plan or arrangement.

# Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Tappahannock, Virginia

We have audited Eastern Virginia Bankshares, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Eastern Virginia Bankshares, Inc. and Subsidiaries, and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2016

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

(dollars in thousands, except share and per share amounts)

	2015	2014
Assets:
Cash and due from banks	$13,451	$14,024
Interest bearing deposits with banks	18,304	5,272
Federal funds sold	200	334
Securities available for sale, at fair value	230,943	214,011
Securities held to maturity, at carrying value (fair value of $30,575 and $33,367, respectively)	29,698	32,163
Restricted securities, at cost	8,959	7,533
Loans, net of allowance for loan losses of $11,327 and $13,021, respectively	869,451	807,548
Deferred income taxes, net	15,060	17,529
Bank premises and equipment, net	27,836	27,433
Accrued interest receivable	4,059	4,013
Other real estate owned, net of valuation allowance of $2 and $76, respectively	520	1,838
Goodwill	17,085	17,085
Bank owned life insurance	25,099	24,463
Other assets	9,719	8,726
Total assets	$1,270,384	$1,181,972

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$174,071	$162,328
Interest-bearing deposits	814,648	776,926
Total deposits	988,719	939,254
Federal funds purchased and repurchase agreements	5,015	14,885
Short-term borrowings	114,413	76,818
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,022	-
Accrued interest payable	590	316
Other liabilities	6,040	6,115
Total liabilities	1,144,109	1,047,698

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series A; $1,000 stated value per share, 0 and 14,000 shares fixed rate cumulative perpetual
preferred in 2015 and 2014, respectively	-	14,000
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding
13,029,550 and 12,978,934 including 121,271 and 104,142 nonvested shares in 2015 and 2014,
respectively	25,817	25,750
Surplus	48,923	47,339
Retained earnings	44,941	39,290
Warrant	-	1,481
Accumulated other comprehensive loss, net	(3,886)	(4,066)
Total shareholders' equity	126,275	134,274
Total liabilities and shareholders' equity	$1,270,384	$1,181,972

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands, except per share amounts)

	2015	2014	2013
Interest and Dividend Income
Interest and fees on loans	$41,672	$35,555	$35,487
Interest on investments:
Taxable interest income	4,934	5,171	5,443
Tax exempt interest income	913	787	666
Dividends	427	387	323
Interest on deposits with banks	18	18	105
Total interest and dividend income	47,964	41,918	42,024

Interest Expense
Deposits	4,057	3,910	4,676
Federal funds purchased and repurchase agreements	46	28	21
Short-term borrowings	194	151	38
Long-term borrowings	-	-	2,958
Junior subordinated debt	329	339	352
Senior subordinated debt	963	-	-
Total interest expense	5,589	4,428	8,045
Net interest income	42,375	37,490	33,979
Provision for Loan Losses	-	250	1,850
Net interest income after provision for loan losses	42,375	37,240	32,129
Noninterest Income
Service charges and fees on deposit accounts	2,845	3,257	3,286
Debit/credit card fees	1,728	1,416	1,469
Gain on sale of available for sale securities, net	224	538	1,507
Gain on sale of held to maturity securities, net	10	-	-
(Loss) gain on sale of bank premises and equipment	(58)	6	249
Earnings on life insurance policies	636	562	480
Other operating income	1,068	896	757
Total noninterest income	6,453	6,675	7,748
Noninterest Expenses
Salaries and employee benefits	21,649	18,982	17,156
Occupancy and equipment expenses	5,762	5,109	5,226
Telephone	933	992	1,142
FDIC expense	821	921	1,765
Consultant fees	1,143	1,395	1,051
Collection, repossession and other real estate owned	519	323	540
Marketing and advertising	1,359	1,005	787
Loss on sale of other real estate owned	25	78	775
Impairment losses on other real estate owned	5	24	585
Loss on extinguishment of debt	-	-	11,453
Merger and merger related expenses	224	1,831	-
Other operating expenses	6,600	5,144	4,421
Total noninterest expenses	39,040	35,804	44,901
Income (loss) before income taxes	9,788	8,111	(5,024)
Income Tax Expense (Benefit)	2,494	2,447	(2,392)
Net Income (Loss)	$7,294	$5,664	$(2,632)
Effective dividend on Series A Preferred Stock	386	1,948	1,504

Net income (loss) available to common shareholders	$6,908	$3,716	$(4,136)
Net income (loss) per common share: basic and diluted	$0.38	$0.22	$(0.45)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Net income (loss)	$7,294	$5,664	$(2,632)
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, ($53), $3,418, and ($4,473), respectively)	(102)	6,635	(8,685)
Unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $0, $0, and ($338), respectively)	-	-	(656)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $63, $84, and $8, respectively)	122	162	16
Less: reclassification adjustment for securities gains included in net income (loss) (net of tax, ($76), ($183), and ($512), respectively)	(148)	(355)	(995)
Change in unfunded pension liability (net of tax, $158, ($845), and $523, respectively)	308	(1,640)	1,016
Other comprehensive income (loss)	180	4,802	(9,304)
Comprehensive income (loss)	$7,474	$10,466	$(11,936)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2012	$12,060	$25,177	$-	$19,521	$42,517	$436	$99,711
Net (loss)					(2,632)		(2,632)
Other comprehensive (loss)						(9,304)	(9,304)
Preferred stock discount		304			(304)		-
Stock based compensation				32			32
Director stock grant	12			20			32
Restricted common stock vested	8			(8)			-
Issuance of common stock in private placements and rights offering	11,498			12,052			23,550
Issuance of preferred stock in private placements			10,480	11,080			21,560
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949

Net income					5,664		5,664
Other comprehensive income						4,802	4,802
Cash dividends - preferred stock, Series A					(5,955)		(5,955)
Repurchase of preferred stock, Series A		(10,000)					(10,000)
Stock based compensation				100			100
Director stock grant	12			26			38
Restricted common stock vested	30			(30)			-
Issuance of common stock in connection with Virginia Company Bank acquisition	2,130			4,546			6,676
Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274

Net income					7,294		7,294
Other comprehensive income						180	180
Cash dividends - preferred stock, Series A					(547)		(547)
Cash dividends - preferred stock, Series B					(315)		(315)
Cash dividends - common stock ($0.06 per share)					(781)		(781)
Repurchase of preferred stock, Series A		(14,000)					(14,000)
Repurchase of common stock	(1)						(1)
Repurchase of warrant		(1,481)		1,366			(115)
Stock based compensation				248			248
Director stock grant	12			26			38
Restricted common stock vested	56			(56)			-
Balance, December 31, 2015	$25,817	$-	$10,480	$48,923	$44,941	$(3,886)	$126,275

(1)	For the purposes of this table, Preferred Stock Series A includes the effect of the warrant (prior to its repurchase by the Company during the second quarter of 2015) issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Operating Activities:
Net income (loss)	$7,294	5,664	(2,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	-	250	1,850
Depreciation and amortization	2,576	2,175	2,124
Stock based compensation	248	100	32
Amortization of debt issuance costs	64	-	-
Net accretion of certain acquisition related fair value adjustments	(479)	(197)	-
Net amortization of premiums and accretion of discounts on investment securities, net	2,921	3,406	4,087
(Gain) on sale of available for sale securities, net	(224)	(538)	(1,507)
(Gain) on sale of held to maturity securities, net	(10)	-	-
Loss (gain) on sale of bank premises and equipment	58	(6)	(249)
Loss on sale of other real estate owned	25	78	775
Impairment losses on other real estate owned	5	24	585
Loss on LLC investments	368	116	121
Earnings on life insurance policies	(636)	(562)	(480)
Net change in:
Deferred taxes	2,536	(1,066)	(3,457)
Accrued interest receivable	(46)	222	330
Other assets	(1,611)	3,002	3,263
Accrued interest payable	274	(1,037)	(349)
Other liabilities	233	177	(425)
Net cash provided by operating activities	13,596	11,808	4,068
Investing Activities:
Purchase of securities available for sale	(126,783)	(43,688)	(78,661)
Purchase of securities held to maturity	(22)	-	(1,069)
Purchase of restricted securities	(9,356)	(11,683)	(3,572)
Purchases of bank premises and equipment	(3,306)	(2,186)	(1,961)
Purchases of loans	(21,600)	-	-
Purchases of bank owned life insurance	-	-	(10,000)
Improvements to other real estate owned	(1)	-	-
Net change in loans	(41,431)	(65,258)	18,129
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	23,291	35,980	26,322
Maturities, calls, and paydowns of securities held to maturity	1,581	2,965	-
Sales of securities available for sale	84,053	47,109	41,675
Sales of securities held to maturity	531	-	-
Sale of restricted securities	7,930	10,256	7,274
Sale of bank premises and equipment	269	8	296
Sale of other real estate owned	3,255	620	4,508
Acquisition of Virginia Company Bank	-	(6,688)	-
Cash acquired in acquisition of Virginia Company Bank	-	1,626	-
Net cash (used in) provided by investing activities	(81,589)	(30,939)	2,941
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	57,603	5,928	32,416
Time deposits	(8,247)	(5,581)	(36,327)
Federal funds purchased and repurchase agreements	(9,870)	8,757	67
Short-term borrowings	37,595	26,228	41,940
Long-term borrowings	-	-	(117,500)
Senior subordinated debt	20,000	-	-
Debt issuance costs	(1,042)	-	-
Director stock grant	38	38	32
Net proceeds from issuance of common stock in private placements and rights offering	-	-	23,550
Net proceeds from issuance of preferred stock, Series B, in private placements	-	-	21,560
Repurchase of preferred stock, Series A	(14,000)	(10,000)	-
Repurchase of common stock	(1)	-	-
Repurchase of warrant	(115)	-	-
Dividends paid - preferred stock, Series A	(547)	(5,955)	-
Dividends paid - preferred stock, Series B	(315)	-	-
Dividends paid - common stock	(781)	-	-
Net cash provided by (used in) financing activities	80,318	19,415	(34,262)
Net increase (decrease) in cash and cash equivalents	12,325	284	(27,253)
Cash and cash equivalents, January 1	19,630	19,346	46,599
Cash and cash equivalents, December 31	$31,955	19,630	19,346

F-7

	2015	2014	2013
Supplemental disclosure:
Interest paid	$5,315	5,436	8,394
Income taxes paid (received)	$105	-	(1,507)
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$(155)	10,053	(14,665)
Loans transferred to other real estate owned	$(1,966)	(1,657)	(1,921)
Minimum pension liability adjustment	$466	(2,485)	1,539
Transfers from securities available for sale to held to maturity	$-	-	34,547
Assets acquired, excluding cash and cash equivalents of $1,626	$-	127,234	-
Liabilities assumed	$-	116,611	-

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Eastern Virginia Bankshares, Inc. (the “Company”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to accepted practices within the banking industry. A summary of significant accounting policies is briefly described below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to the Trust is reported as a liability of the Company.

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) (see Note 2 – Business Combinations) on November 14, 2014 and merged VCB with and into the Bank, with the Bank surviving, thus adding three additional branches to the Bank located in Newport News, Williamsburg and Hampton, respectively. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-four retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex, and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg. The Bank also operates a loan production office in Chesterfield County, Virginia, that the Bank opened during the second quarter of 2014. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The Bank had a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank ceased operations of EVB Title, LLC due to low volume and profitability. On October 1, 2014, the Bank acquired a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.87% ownership interest in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC, POS LLC, Tartan Holdings LLC and ECU-RE LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

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

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in Virginia. At December 31, 2015 and 2014, respectively, 39.6% and 42.3% of the Company’s loan portfolio consisted of real estate loans secured by one to four family residential properties, which includes closed end first and second mortgages as well as home equity lines. In addition, at December 31, 2015 and 2014, the Company had $20.0 million and $24.8 million of loans to the hospitality industry (hotels, motels, inns, etc.). These amounts represent 5.4% and 7.7% of the Company’s total commercial real estate loans and 15.7% and 21.9% of the Bank’s total risk-based capital at December 31, 2015 and 2014, respectively. These concentrations of loans did not exceed established supervisory guidelines of 25% of the Bank’s total risk-based capital. The Company does not have any significant loan concentrations to any one customer. Note 4 - Loans discusses the Company’s lending activities.

The Company invests in a variety of securities and does not have any significant securities concentrations in any one industry or to any one issuer. Note 3 – Investment Securities discusses the Company’s investment activities.

At December 31, 2015 and 2014, the Company’s cash and due from banks included three commercial bank deposit accounts that were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 per institution by approximately $6.9 million and $7.3 million, respectively.

Business Combination

On November 14, 2014, the Company acquired VCB. The acquisition was accounted for using the acquisition method of accounting. Under this method, assets and liabilities of VCB were recorded at their respective fair values as of November 14, 2014. These fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition (the “Measurement Period”), or until November 14, 2015, as information relative to the closing date fair values became available. The Company’s financial position and results of operations as of and for the years ended December 31, 2015 and 2014 include assets acquired and liabilities assumed from VCB that remain on the Company’s balance sheet as of December 31, 2015 and results of operations generated by these assets and liabilities from November 14, 2014 forward. No adjustments were made to the preliminary fair values during the Measurement Period. See Note 2—Business Combinations for additional information regarding the acquisition of VCB.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks, interest bearing deposits with banks and federal funds sold, which all mature within ninety days.

Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances in cash with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Company had reserve requirements of $1.4 million and $1.8 million with the Reserve Bank for December 31, 2015 and 2014, respectively. These reserve requirements were covered by internal holdings.

Investment Investment Securities

The accounting and measurement framework for our investment securities differs depending on the security classification. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Premiums and discounts are amortized or accreted into interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss).

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

A loan (including a troubled debt restructuring or “TDR”) may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Impaired loans are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net of any deferred fees or costs on originated loans (recorded investment). Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans, by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, representing consumer, one to four family residential first and seconds and home equity lines, are collectively evaluated for impairment. Accordingly, the Company does not separately identify the individual consumer and one to four family residential loans for impairment disclosures, except for TDRs as noted below. The Company maintains a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment.

A loan is accounted for as a TDR if the Company, for economic or legal reasons related to a deterioration in the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired loans. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, the forbearance of principal and interest payments for a specified period, the conversion from an amortizing loan to an interest-only loan for a specified period, or some combination of these concessions. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. At the time of a TDR, the loan is placed on non-accrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. As of December 31, 2015 and 2014, the Company had $16.8 million and $18.7 million of loans classified as TDRs.

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination, such as the Company’s acquisition of VCB, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between purchased credit-impaired (“PCI”) loans and purchased performing loans and are recorded at fair value on the date of acquisition without the carryover of the related allowance for loan losses.

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

The allowance for loan losses is comprised of a specific allowance for identified problem loans and a general allowance representing estimations performed pursuant to either FASB ASC Topic 450 “Accounting for Contingencies,” or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when deemed appropriate. The general component covers non-classified or performing loans and those loans classified as substandard, doubtful or loss that are not impaired. The general component is based on migration analysis adjusted for qualitative factors, such as economic conditions, interest rates and unemployment rates. The Company uses a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans. Loans are graded on a scale from 1 to 9. Non-impaired real estate and commercial loans are assigned an allowance factor which increases with the severity of risk grading. A general description of the characteristics of the risk grades is as follows:

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the fair value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to the property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

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

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Goodwill is not amortized but is subject to impairment tests if, based on an assessment of qualitative factors related to goodwill, the Company determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and may be required to record the impairment changes. In assessing the recoverability of the Company’s goodwill, which was recognized in connection with the acquisition of branches in 2003 and 2008 and the acquisition of VCB in 2014, the Company must make assumptions in order to determine the fair value of the respective assets. Any impairment of goodwill will be recognized as an expense in the period of impairment and such impairment could be material. The Company has elected to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis through the use of an independent third party specialist. The Company has completed the annual goodwill impairment test during the fourth quarter of each year (as of September 30 of that year). Based on annual testing, there were no impairment charges in 2015, 2014 or 2013.

During the third quarter of 2010, the Company sold certain one to four family residential mortgage loans and retained the right to service the loans sold. Upon sale, a mortgage servicing rights asset was capitalized in the amount of $214 thousand, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, which is 4 years. As of December 31, 2014 the balance of mortgage servicing rights had been fully amortized. The Company earns fees for servicing these residential mortgage loans. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned. Total loan servicing income amounted to $19 thousand, $37 thousand and $35 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in other operating income in the consolidated statements of operations.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations. The Company did not have any uncertain tax positions for the periods ending December 31, 2015, 2014 or 2013.

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

Stock Compensation Plans

At December 31, 2015, the Company had equity awards outstanding under two stock based compensation plans. The Company accounts for these plans under the provisions of FASB ASC Topic 718 “Compensation – Stock Compensation.” Compensation expense for grants of restricted shares is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for at fair value as determined using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of operations. See Note 14 – Stock Based Compensation Plans.

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

Net Income (Loss) Per Common Share

The Company applies the two-class method of computing basic and diluted net income (loss) per common share.  Under the two-class method, net income per common (loss) share is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Based on FASB guidance, the Company considers its Series B Preferred Stock to be a participating security.  FASB guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income (loss) per common share includes unvested shares of the Company’s common stock outstanding. Potential common shares that may be issued by the Company relate to outstanding stock options and the Company’s Series B Preferred Stock, and are determined using the treasury method. Net income (loss) per common share calculations are presented in Note 12 – Net Income (Loss) Per Common Share.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense totaled $984 thousand, $748 thousand and $602 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Comprehensive Income

FASB ASC Topic 220 “Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) within the Company’s consolidated financial statements. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Recent Significant Accounting Pronouncements:

Adoption of New Accounting Standards:

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014. However, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued, and as such, the Company adopted ASU 2015-03 in the second quarter of 2015. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements. In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-01, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

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

The Company accounted for the acquisition using the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of VCB were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values were preliminary and subject to refinement during the Measurement Period as additional information relative to the acquisition date fair values became available. No adjustments were made to the preliminary fair values during the Measurement Period. The Company recognized goodwill of $1.1 million in connection with the acquisition, none of which is deductible for income tax purposes.

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

At November 14, 2014, the gross contractual amounts receivable and the fair value for the purchased performing loans were $116.6 million and $93.7 million respectively, while the estimated cash flows not expected to be collected were approximately $2.0 million. Information about the PCI loan portfolio at November 14, 2014 is as follows:

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

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2013. The unaudited combined pro forma revenue and net income combines the historical results of VCB with the Company's consolidated statements of operations for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2013. Acquisition related expenses of $224 thousand and $1.8 million were included in the Company's actual consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively, but were excluded from the unaudited pro forma information listed below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited	Unaudited
	Pro Forma	Pro Forma	Pro Forma
	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,	December 31,
(dollars in thousands)	2015	2014	2013
Net interest income	$42,375	$41,548	$38,642
Net income (loss)	7,518	5,724	(2,941)

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of investment securities at December 31, 2015 and 2014 were as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$9,404	$-	$142	$9,262
SBA Pool securities	64,866	25	1,065	63,826
Agency residential mortgage-backed securities	24,250	7	354	23,903
Agency commercial mortgage-backed securities	18,503	-	188	18,315
Agency CMO securities	52,870	130	829	52,171
Non agency CMO securities*	61	-	-	61
State and political subdivisions	61,604	303	502	61,405
Corporate securities	2,000	-	-	2,000
Total	$233,558	$465	$3,080	$230,943

*The combined unrealized gains on these securities was less than $1.

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$14,991	$-	$422	$14,569
SBA Pool securities	76,469	70	1,740	74,799
Agency residential mortgage-backed securities	28,740	208	319	28,629
Agency CMO securities	39,343	302	430	39,215
Non agency CMO securities	820	11	3	828
State and political subdivisions	55,877	510	461	55,926
FNMA and FHLMC preferred stock	7	38	-	45
Total	$216,247	$1,139	$3,375	$214,011

	December 31, 2015
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,430	$59	$11,371	$305	$-	$11,676
State and political subdivisions	18,807	480	18,327	572	-	18,899
Total	$30,237	$539	$29,698	$877	$-	$30,575

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

	December 31, 2014
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$12,073	$80	$11,993	$294	$-	$12,287
State and political subdivisions	20,814	644	20,170	928	18	21,080
Total	$32,887	$724	$32,163	$1,222	$18	$33,367

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There are no securities classified as “Trading” at December 31, 2015 or 2014. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale,” to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being amortized over the remaining life of the securities as an adjustment to interest income. During the third quarter of 2015, the Company sold a State and political subdivisions security that was classified as “Held to Maturity” due to the significant deterioration in the issuer’s financial condition. The carrying value of this security was $521 thousand and a gain of $10 thousand was recognized as a result of the sale.

The Company’s mortgage-backed securities consist of commercial and residential mortgage-backed securities. The Company’s mortgage-backed securities are all backed by an agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The Company’s pooled trust preferred securities previously included one senior issue of Preferred Term Securities XXVII which remained current on all payments and on which the Company took an impairment charge in the third quarter of 2009 to reduce the Company’s book value to the market value at September 30, 2009. On December 9, 2014 the Company sold this security resulting in a gain on sale of $82 thousand and the Company reversed the related impairment reserve. During the second quarter of 2010, the Company recognized an impairment charge in the amount of $77 thousand on the Company’s investment in Preferred Term Securities XXIII mezzanine tranche, thus reducing the book value of this investment to $0. On September 22, 2014 the Company sold this security resulting in a gain on sale of $2 thousand, and the Company reversed the related impairment reserve. The decision to recognize the other-than-temporary impairment had been based upon an analysis of the market value of the discounted cash flow for the security as provided by Moody’s at June 30, 2010, which indicated that the Company was unlikely to recover any of its remaining investment in these securities.

The amortized cost, carrying value and estimated fair values of investment securities at December 31, 2015, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value

Available for Sale:
Due in one year or less	$61	$61
Due after one year through five years	75,966	75,382
Due after five years through ten years	143,669	141,798
Due after ten years	13,862	13,702
Total	$233,558	$230,943

	December 31, 2015
(dollars in thousands)	Carrying Value	Fair Value

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	24,104	24,855
Due after five years through ten years	4,847	4,968
Due after ten years	747	752
Total	$29,698	$30,575

Proceeds from the sales of securities available for sale for the years ended December 31, 2015, 2014 and 2013 were $84.1 million, $47.1 million and $41.7 million, respectively. Net realized gains on the sales of securities available for sale for the years ended December 31, 2015, 2014 and 2013 were $224 thousand, $538 thousand and $1.5 million, respectively. Proceeds from the sales of securities held to maturity for the year ended December 31, 2015 was $531 thousand. Net realized gains on the sales of securities held to maturity for the year ended December 31, 2015 was $10 thousand. There were no sales of securities held to maturity for the years ended December 31, 2014 and 2013. Proceeds from maturities, calls and paydowns of securities available for sale for the years ended December 31, 2015, 2014 and 2013 were $23.3 million, $36.0 million and $26.3 million, respectively. Proceeds from maturities, calls and paydowns of securities held to maturity were $1.6 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. There were no proceeds from maturities, calls and paydowns of securities held to maturity for the year ended December 31, 2013.

The Company pledges securities to secure public deposits, balances with the Reserve Bank and repurchase agreements. Securities with both aggregate book and fair values of $88.0 million were pledged at December 31, 2015. Securities with an aggregate book value of $86.9 million and an aggregate fair value of $87.1 million were pledged at December 31, 2014.

Securities in an unrealized loss position at December 31, 2015, by duration of the period of the unrealized loss, are shown below:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Description of Securities
Obligations of U.S. Government agencies	$4,848	$58	$4,414	$84	$9,262	$142
SBA Pool securities	19,573	180	39,700	885	59,273	1,065
Agency residential mortgage-backed securities	9,370	104	9,341	250	18,711	354
Agency commercial mortgage-backed securities	18,315	188	-	-	18,315	188
Agency CMO securities	34,075	596	6,340	233	40,415	829
State and political subdivisions	31,415	408	3,840	94	35,255	502
Total	$117,596	$1,534	$63,635	$1,546	$181,231	$3,080

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

Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2015 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly related to changes in interest rates, which rose during late 2015 causing bond prices to decline, and are not attributable to credit deterioration. Interest rates had declined somewhat as of the third quarter of 2015, thereby reducing the amount of unrealized losses at that time. However, interest rates increased during the fourth quarter of 2015, primarily as a result of the Federal Reserve’s actions to raise the fed funds target rate to a range of 25-50 basis points in December 2015. At December 31, 2015, there were 139 debt securities with fair values totaling $181.2 million considered temporarily impaired. Of these debt securities, 92 with fair values totaling $117.6 million were in an unrealized loss position of less than 12 months and 47 with fair values totaling $63.6 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 and no impairment has been recognized. At December 31, 2015, there were no equity securities in an unrealized loss position.

Securities in an unrealized loss position at December 31, 2014, by duration of the period of the unrealized loss, are shown below:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Description of Securities
Obligations of U.S. Government agencies	$-	$-	$14,587	$422	$14,587	$422
SBA Pool securities	3,520	73	63,290	1,667	66,810	1,740
Agency residential mortgage-backed securities	-	-	15,343	319	15,343	319
Agency CMO securities	5,140	34	16,478	396	21,618	430
Non agency CMO securities	281	3	44	-	325	3
State and political subdivisions	3,663	36	21,509	443	25,172	479
Total	$12,604	$146	$131,251	$3,247	$143,855	$3,393

The Company’s investment in FHLB stock totaled $5.9 million and $4.5 million at December 31, 2015 and 2014, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2015, and ending December 31, 2015, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and CBB, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$98,828	11.22%	$85,119	10.37%
Real estate - one to four family residential:
Closed end first and seconds	232,826	26.43%	236,761	28.86%
Home equity lines	116,309	13.20%	110,100	13.42%
Total real estate - one to four family residential	349,135	39.63%	346,861	42.28%
Real estate - multifamily residential	29,672	3.37%	25,157	3.07%
Real estate - construction:
One to four family residential	19,495	2.21%	19,698	2.40%
Other construction, land development and other land	46,877	5.32%	35,591	4.34%
Total real estate - construction	66,372	7.53%	55,289	6.74%
Real estate - farmland	11,418	1.30%	9,471	1.15%
Real estate - non-farm, non-residential:
Owner occupied	187,224	21.27%	157,745	19.22%
Non-owner occupied	104,456	11.86%	104,827	12.77%
Total real estate - non-farm, non-residential	291,680	33.13%	262,572	31.99%
Consumer	19,993	2.27%	15,919	1.94%
Other	13,680	1.55%	20,181	2.46%
Total loans	880,778	100.00%	820,569	100.00%
Less allowance for loan losses	(11,327)		(13,021)
Loans, net	$869,451		$807,548

Deferred fees and costs, net are included in the table above and totaled $1.6 million and $1.4 million for December 31, 2015 and 2014, respectively.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$149	$-	$193	$342	$98,486	$98,828
Real estate - one to four family residential:
Closed end first and seconds	2,748	1,322	4,647	8,717	224,109	232,826
Home equity lines	1,166	-	250	1,416	114,893	116,309
Total real estate - one to four family residential	3,914	1,322	4,897	10,133	339,002	349,135
Real estate - multifamily residential	-	-	-	-	29,672	29,672
Real estate - construction:
One to four family residential	11	-	89	100	19,395	19,495
Other construction, land development and other land	-	-	-	-	46,877	46,877
Total real estate - construction	11	-	89	100	66,272	66,372
Real estate - farmland	-	-	-	-	11,418	11,418
Real estate - non-farm, non-residential:
Owner occupied	1,637	-	624	2,261	184,963	187,224
Non-owner occupied	-	-	676	676	103,780	104,456
Total real estate - non-farm, non-residential	1,637	-	1,300	2,937	288,743	291,680
Consumer	377	4	-	381	19,612	19,993
Other	-	-	-	-	13,680	13,680
Total loans	$6,088	$1,326	$6,479	$13,893	$866,885	$880,778

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$278	$6	$373	$657	$84,462	$85,119
Real estate - one to four family residential:
Closed end first and seconds	5,515	1,123	1,247	7,885	228,876	236,761
Home equity lines	366	-	360	726	109,374	110,100
Total real estate - one to four family residential	5,881	1,123	1,607	8,611	338,250	346,861
Real estate - multifamily residential	-	-	-	-	25,157	25,157
Real estate - construction:
One to four family residential	150	-	221	371	19,327	19,698
Other construction, land development and other land	5	-	-	5	35,586	35,591
Total real estate - construction	155	-	221	376	54,913	55,289
Real estate - farmland	-	-	590	590	8,881	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,873	158	1,738	3,769	153,976	157,745
Non-owner occupied	-	-	-	-	104,827	104,827
Total real estate - non-farm, non-residential	1,873	158	1,738	3,769	258,803	262,572
Consumer	157	32	-	189	15,730	15,919
Other	-	-	-	-	20,181	20,181
Total loans	$8,344	$1,319	$4,529	$14,192	$806,377	$820,569

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at December 31:

(dollars in thousands)	December 31, 2015	December 31, 2014
Nonaccrual loans	$6,175	$6,622
Loans past due 90 days and accruing interest	1,117	53
Troubled debt restructurings (accruing)	15,535	15,223

At December 31, 2015 and 2014, there were approximately $1.3 million and $3.4 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$549	$3,476	$4,025	$1,023	$15,673	$16,696
Real estate - one to four family residential:
Closed end first and seconds	1,116	6,290	7,406	1,374	6,475	7,849
Home equity lines	32	9,955	9,987	33	11,858	11,891
Total real estate - one to four family residential	1,148	16,245	17,393	1,407	18,333	19,740
Real estate - multifamily residential	-	1,988	1,988	-	3,539	3,539
Real estate - construction:
One to four family residential	-	515	515	-	3,206	3,206
Other construction, land development and other land	275	1,910	2,185	79	3,674	3,753
Total real estate - construction	275	2,425	2,700	79	6,880	6,959
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	4,296	16,528	20,824	1,841	21,037	22,878
Non-owner occupied	1,600	10,847	12,447	3,472	20,762	24,234
Total real estate - non-farm, non-residential	5,896	27,375	33,271	5,313	41,799	47,112
Consumer	-	276	276	-	1,462	1,462
Other	-	800	800	-	-	-
Total loans	$7,868	$52,585	$60,453	$7,822	$87,686	$95,508

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at December 31, 2015 and 2014:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2015	2014	2015	2014
Commercial, industrial and agricultural	$193	$334	$-	$53
Real estate - one to four family residential:
Closed end first and seconds	4,153	3,364	1,117	-
Home equity lines	425	564	-	-
Total real estate - one to four family residential	4,578	3,928	1,117	-
Real estate - construction:
One to four family residential	89	221	-	-
Total real estate - construction	89	221	-	-
Real estate - farmland	-	590	-	-
Real estate - non-farm, non-residential:
Owner occupied	624	1,521	-	-
Non-owner occupied	676	-	-	-
Total real estate - non-farm, non-residential	1,300	1,521	-	-
Consumer	15	28	-	-
Total loans	$6,175	$6,622	$1,117	$53

If interest income had been recognized on nonaccrual loans at their stated rates during years 2015, 2014 and 2013, interest income would have increased by approximately $290 thousand, $124 thousand and $413 thousand, respectively.

The following table presents commercial loans by credit quality indicator at December 31, 2015:

						Acquired
						Loans -
						Purchased
		Special				Credit
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Impaired	Impaired	Total
Commercial, industrial and agricultural	$95,440	$1,709	$291	$-	$839	$549	$98,828
Real estate - multifamily residential	29,672	-	-	-	-	-	29,672
Real estate - construction:
One to four family residential	19,000	220	89	-	186	-	19,495
Other construction, land development and other land	38,013	1,785	1,242	-	5,562	275	46,877
Total real estate - construction	57,013	2,005	1,331	-	5,748	275	66,372
Real estate - farmland	10,396	318	165	-	539	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	162,103	12,206	2,283	-	6,336	4,296	187,224
Non-owner occupied	86,894	2,130	1,040	-	12,792	1,600	104,456
Total real estate - non-farm, non-residential	248,997	14,336	3,323	-	19,128	5,896	291,680
Total commercial loans	$441,518	$18,368	$5,110	$-	$26,254	$6,720	$497,970

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

At December 31, 2015 and 2014, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2015:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$220,016	$12,810	$232,826
Home equity lines	115,434	875	116,309
Total real estate - one to four family residential	335,450	13,685	349,135
Consumer	19,655	338	19,993
Other	13,678	2	13,680
Total consumer loans	$368,783	$14,025	$382,808

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2014:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$226,801	$9,960	$236,761
Home equity lines	109,565	535	110,100
Total real estate - one to four family residential	336,366	10,495	346,861
Consumer	15,548	371	15,919
Other	20,175	6	20,181
Total consumer loans	$372,089	$10,872	$382,961

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2015:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	December 31, 2015
Commercial, industrial and agricultural	$1,168	$(336)	$51	$1,011	$1,894
Real estate - one to four family residential:
Closed end first and seconds	1,884	(1,113)	116	722	1,609
Home equity lines	1,678	(160)	31	(754)	795
Total real estate - one to four family residential	3,562	(1,273)	147	(32)	2,404
Real estate - multifamily residential	89	-	-	(11)	78
Real estate - construction:
One to four family residential	235	(129)	4	185	295
Other construction, land development and other land	2,670	-	1	(248)	2,423
Total real estate - construction	2,905	(129)	5	(63)	2,718
Real estate - farmland	144	-	-	128	272
Real estate - non-farm, non-residential:
Owner occupied	2,416	(139)	1	(314)	1,964
Non-owner occupied	1,908	-	-	(667)	1,241
Total real estate - non-farm, non-residential	4,324	(139)	1	(981)	3,205
Consumer	305	(33)	49	(34)	287
Other	524	(68)	31	(18)	469
Total	$13,021	$(1,978)	$284	$-	$11,327

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2014:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2014	Charge-offs	Recoveries	Provision	December 31, 2014
Commercial, industrial and agricultural	$1,787	$(340)	$75	$(354)	$1,168
Real estate - one to four family residential:
Closed end first and seconds	2,859	(483)	265	(757)	1,884
Home equity lines	1,642	(444)	15	465	1,678
Total real estate - one to four family residential	4,501	(927)	280	(292)	3,562
Real estate - multifamily residential	79	-	-	10	89
Real estate - construction:
One to four family residential	364	(118)	7	(18)	235
Other construction, land development and other land	1,989	-	9	672	2,670
Total real estate - construction	2,353	(118)	16	654	2,905
Real estate - farmland	116	-	-	28	144
Real estate - non-farm, non-residential:
Owner occupied	3,236	(292)	27	(555)	2,416
Non-owner occupied	1,770	(389)	13	514	1,908
Total real estate - non-farm, non-residential	5,006	(681)	40	(41)	4,324
Consumer	387	(190)	96	12	305
Other	538	(293)	46	233	524
Total	$14,767	$(2,549)	$553	$250	$13,021

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2015:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$562	$1,332	$-	$1,894	$839	$97,440	$549	$98,828
Real estate - one to four family residential:
Closed end first and seconds	517	1,092	-	1,609	8,163	223,547	1,116	232,826
Home equity lines	265	530	-	795	625	115,652	32	116,309
Total real estate - one to four family residential	782	1,622	-	2,404	8,788	339,199	1,148	349,135
Real estate - multifamily residential	-	78	-	78	-	29,672	-	29,672
Real estate - construction:
One to four family residential	67	228	-	295	186	19,309	-	19,495
Other construction, land development and other land	1,263	1,160	-	2,423	5,562	41,040	275	46,877
Total real estate - construction	1,330	1,388	-	2,718	5,748	60,349	275	66,372
Real estate - farmland	210	62	-	272	539	10,879	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	824	1,140	-	1,964	6,336	176,592	4,296	187,224
Non-owner occupied	810	431	-	1,241	12,792	90,064	1,600	104,456
Total real estate - non-farm, non-residential	1,634	1,571	-	3,205	19,128	266,656	5,896	291,680
Consumer	88	199	-	287	338	19,655	-	19,993
Other	-	469	-	469	2	13,678	-	13,680
Total	$4,606	$6,721	$-	$11,327	$35,382	$837,528	$7,868	$880,778

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2014:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$-	$1,168	$-	$1,168	$1,451	$82,645	$1,023	$85,119
Real estate - one to four family residential:
Closed end first and seconds	1,006	878	-	1,884	8,713	226,674	1,374	236,761
Home equity lines	-	1,678	-	1,678	175	109,892	33	110,100
Total real estate - one to four family residential	1,006	2,556	-	3,562	8,888	336,566	1,407	346,861
Real estate - multifamily residential	-	89	-	89	-	25,157	-	25,157
Real estate - construction:
One to four family residential	78	157	-	235	176	19,522	-	19,698
Other construction, land development and other land	1,632	1,038	-	2,670	5,661	29,851	79	35,591
Total real estate - construction	1,710	1,195	-	2,905	5,837	49,373	79	55,289
Real estate - farmland	-	144	-	144	-	9,471	-	9,471
Real estate - non-farm, non-residential:
Owner occupied	1,240	1,176	-	2,416	10,046	145,858	1,841	157,745
Non-owner occupied	1,262	646	-	1,908	9,816	91,539	3,472	104,827
Total real estate - non-farm, non-residential	2,502	1,822	-	4,324	19,862	237,397	5,313	262,572
Consumer	106	199	-	305	371	15,548	-	15,919
Other	-	524	-	524	6	20,175	-	20,181
Total	$5,324	$7,697	$-	$13,021	$36,415	$776,332	$7,822	$820,569

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non-residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans*	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

*PCI Loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,451	$1,451	$1,451	$-	$-	$2,010	$128
Real estate - one to four family residential:
Closed end first and seconds	8,713	8,813	3,611	5,102	1,006	9,800	474
Home equity lines	175	175	175	-	-	289	-
Total real estate - one to four family residential	8,888	8,988	3,786	5,102	1,006	10,089	474
Real estate - construction:
One to four family residential	176	176	-	176	78	312	7
Other construction, land development and other land	5,661	5,661	-	5,661	1,632	5,399	256
Total real estate - construction	5,837	5,837	-	5,837	1,710	5,711	263
Real estate - farmland	-	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	10,046	10,146	3,734	6,312	1,240	12,056	534
Non-owner occupied	9,816	9,816	4,262	5,554	1,262	9,356	456
Total real estate - non-farm, non-residential	19,862	19,962	7,996	11,866	2,502	21,412	990
Consumer	371	371	-	371	106	420	21
Other	6	6	6	-	-	328	-
Total loans*	$36,415	$36,615	$13,239	$23,176	$5,324	$39,970	$1,876

*PCI Loans are excluded from this table.

Determining the fair value of PCI loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $8.8 million and $8.8 million and recorded carrying values of $7.9 million and $7.8 million at December 31, 2015 and 2014, respectively.

Loans acquired from VCB that constituted PCI loans were recorded by the Company at fair value on the date of acquisition as follows:

November 14,
(dollars in thousands)	2014
Contractual principal and interest at acquisition	$9,977
Nonaccretable difference	937
Accretable yield	1,185
PCI loans at acquisition, at fair value	$7,855

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio, which was acquired at November 14, 2014, for the years ended December 31, 2015 and 2014:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,131	$1,185
Accretion	(445)	(54)
Reclassification of nonaccretable difference due to
improvement in expected cash flows	294	-
Other changes, net	300	-
Balance at end of period	$1,280	$1,131

The following table presents, by class of loans, information related to loans modified as TDRs during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Real estate - one to four family residential:
Closed end first and seconds	2	$355	$355	3	$570	$569
Consumer	-	-	-	2	385	377
Total	2	$355	$355	5	$955	$946

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The Company has no obligation to fund additional advances on its impaired loans.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2015 and 2014 and were modified as TDRs within the 12 months prior to default:

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$68	-	$-
Real estate - non-farm, non-residential:
Non-owner occupied	-	-	1	855
Total	1	$68	1	$855

At December 31, 2015, $423 thousand in foreclosed residential real estate properties were included in OREO, and $2.0 million in residential real estate loans were in the process of foreclosure.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014
Land and improvements	$6,837	$6,929
Buildings and leasehold improvements	28,487	28,001
Furniture, fixtures and equipment	20,385	21,719
Construction in progress	1,136	553
	56,845	57,202
Less accumulated depreciation	(29,009)	(29,769)
Net balance	$27,836	$27,433

Depreciation and amortization of bank premises and equipment for the years ended December 31, 2015, 2014 and 2013 amounted to $2.6 million, $2.2 million and $2.1 million, respectively.

Note 6. Other Real Estate Owned (“OREO”)

At December 31, 2015 and 2014 OREO was $520 thousand and $1.8 million, respectively. OREO is primarily comprised of residential properties, residential lots, raw land and non-residential properties associated with commercial relationships, and is located primarily in the Commonwealth of Virginia.

Changes in the balance for OREO for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
(dollars in thousands)	2015	2014
Balance at the beginning of year, gross	$1,914	$1,054
Transfers from loans	1,966	1,657
Acquired from VCB	-	103
Capitalized costs	1	-
Sales proceeds	(3,255)	(620)
Previously recognized impairment losses on disposition	(79)	(202)
Loss on disposition	(25)	(78)
Balance at the end of year, gross	522	1,914
Less valuation allowance	(2)	(76)
Balance at the end of year, net	$520	$1,838

Changes in the valuation allowance for OREO for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
(dollars in thousands)	2015	2014	2013
Balance at the beginning of year	$76	$254	$811
Valuation allowance	5	24	585
Charge-offs	(79)	(202)	(1,142)
Balance at the end of year	$2	$76	$254

Expenses applicable to OREO, other than the valuation allowance, were $222 thousand, $114 thousand and $218 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7. Deposits

Interest-bearing deposits consist of the following:

	December 31,
(dollars in thousands)	2015	2014
Demand deposits	$306,503	$277,937
Money market savings deposits	172,530	162,794
Savings deposits	97,407	89,849
Time deposits:
Time deposits $250 and over	37,797	50,501
Other time deposits	200,411	195,845
Total interest-bearing deposits	$814,648	$776,926

A summary of interest expense by deposit category for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31,
(dollars in thousands)	2015	2014	2013
Demand deposits	$1,067	$949	$929
Money market savings deposits	748	498	516
Savings deposits	131	120	142
Time deposits	2,111	2,343	3,089
Total	$4,057	$3,910	$4,676

At December 31, 2015, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2016	$102,784
2017	51,762
2018	33,108
2019	31,790
2020	18,720
Thereafter	44
$238,208

Overdrawn demand deposit accounts totaling $97 thousand at December 31, 2015 and $115 thousand at December 31, 2014 were reclassified from deposits to loans.

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

The tables below present selected information on federal funds purchased and repurchase agreements:

Federal funds purchased
(dollars in thousands)	December 31, 2015	December 31, 2014
Balance outstanding at year end	$-	$-
Maximum balance at any month end during the year	$2,440	$2,000
Average balance for the year	$63	$174
Weighted average rate for the year	0.72%	0.78%
Weighted average rate at year end	0.00%	0.00%

Repurchase agreements
(dollars in thousands)	December 31, 2015	December 31, 2014
Balance outstanding at year end	$5,015	$14,885
Maximum balance at any month end during the year	$12,392	$14,885
Average balance for the year	$8,002	$4,523
Weighted average rate for the year	0.57%	0.59%
Weighted average rate at year end	0.47%	0.60%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at December 31, 2015 consisted of $114.4 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2014 consisted of $16.4 million using a daily rate credit, which is due on demand, and $60.4 million in fixed rate one month advances. Outstanding accrued interest at December 31, 2015 totaled $14 thousand.

The table below presents selected information on short-term borrowings:

Short-term borrowings
(dollars in thousands)	December 31, 2015	December 31, 2014
Balance outstanding at year end	$114,413	$76,818
Maximum balance at any month end during the year	$114,413	$82,930
Average balance for the year	$89,580	$72,565
Weighted average rate for the year	0.22%	0.21%
Weighted average rate at year end	0.32%	0.22%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed end and revolving open end loans that are secured by one to four family residential properties. During August 2013, the Company restructured its FHLB advances with the prepayment of $107.5 million in higher rate long-term advances. The long-term advances that were extinguished were fixed rate advances with a weighted average remaining maturity of 3.5 years and a current weighted average interest rate of 4.14%; $94.0 million of the prepaid FHLB advances were callable quarterly by the FHLB. The prepayment of the FHLB advances triggered a prepayment penalty of $11.5 million, or $0.67 per fully diluted share at September 30, 2013, all of which was recognized in the third quarter of 2013. The Company also paid off the remaining $10.0 million higher rate long-term FHLB advance at maturity during September 2013. At December 31, 2015 and 2014, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $372.9 million at December 31, 2015. This line of credit totaled $224.7 million with approximately $110.3 million available at December 31, 2015. As of December 31, 2015 and 2014, loans with a carrying value of $307.2 million and $304.5 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value. Short-term borrowings outstanding under the FHLB line of credit were $114.4 million and $76.8 million as of December 31, 2015 and 2014, respectively.

Note 9. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “trust preferred securities” or the “Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2015 and 2014, the interest rate was 3.48% and 3.21%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2015 and 2014, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements as disclosed in Note 27 – Regulatory Agreements. On June 17, 2014, the Company paid all current and deferred interest on these outstanding Junior Subordinated Debt, and the Company has not deferred any subsequent interest payments through December 31, 2015.

On April 22, 2015, the Company entered in a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the "Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At December 31, 2015, all of the Senior Subordinated Debt qualified as Tier 2 capital. At December 31, 2015, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $978 thousand.

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

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

(dollars in thousands)	2015	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$12,059	$10,263	$11,205
Interest cost	404	447	459
Actuarial (gain) loss	(901)	2,282	81
Benefits paid	(1,173)	(916)	(1,464)
Settlement loss (gain)	45	(17)	(18)
Benefit obligation at end of year	$10,434	$12,059	$10,263

Change in plan assets
Fair value of plan assets at beginning of year	$9,565	$10,000	$9,513
Actual return on plan assets	3	481	1,951
Benefits paid	(1,173)	(916)	(1,464)
Fair value of plan assets at end of year	$8,395	$9,565	$10,000

Funded status at the end of year	$(2,039)	$(2,494)	$(263)

Amounts recognized in the consolidated balance sheets at December 31,
Other liability	$(2,039)	$(2,494)	$(263)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$2,618	$3,076	$583
Prior service cost	83	91	100
Deferred income tax benefit	(919)	(1,077)	(232)
Amount recognized	$1,782	$2,090	$451

Components of net periodic benefit cost
Interest cost	$404	$447	$459
Expected return on plan assets	(713)	(745)	(703)
Amortization of prior service cost due to curtailment	9	9	21
Recognized net loss due to settlement	204	35	208
Recognized net actuarial loss	107	-	124
Net periodic benefit cost	$11	$(254)	$109

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net (gain) loss	$(458)	$2,493	$(1,518)
Amortization of prior service cost	(8)	(8)	(21)
Total recognized in other comprehensive income (loss)	$(466)	$2,485	$(1,539)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(455)	$2,231	$(1,430)

Weighted average assumptions for benefit obligation at end of year
Discount rate	3.85%	3.55%	4.35%
Rate of compensation increase	N/A	N/A	N/A

Weighted average assumptions for net periodic pension cost at end of year
Discount rate	3.55%	4.35%	4.00%
Expected return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	3.00%

Accumulated Benefit Obligation	$10,434	$12,059	$10,263

Expected Long-Term Rate of Return on Assets

In consultation with its investment advisors and actuary, the Company’s plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was 3.55%, 4.35% and 4.00% in 2015, 2014 and 2013, respectively.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company made no contributions to the pension plan during 2015, 2014 and 2013. The Company has not determined at this time how much, if any, contributions to the plan will be for the year ending December 31, 2016.

Fair value is discussed in detail in Note 20 – Fair Value Measurements. The fair value of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category are as follows:

Assets Measured at Fair Value at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Cash and due from broker	$21	$-	$-	$21
Equity mutual funds (1)	6,259	-	-	6,259
Fixed income mutual funds (2)	2,115	-	-	2,115
Total assets at fair value	$8,395	$-	$-	$8,395

Assets Measured at Fair Value at December 31, 2014 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Cash and due from broker	$21	$-	$-	$21
Equity mutual funds (1)	7,186	-	-	7,186
Fixed income mutual funds (2)	2,358	-	-	2,358
Total assets at fair value	$9,565	$-	$-	$9,565

(1)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted-average asset allocations as of December 31, 2015 and 2014, by asset category are as follows:

	Plan Assets as of December 31,
	2015	2014
Asset Category
Mutual Funds - Fixed Income	25%	25%
Mutual Funds - Equity	75%	75%
Total	100%	100%

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

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)
2016	$448
2017	1,193
2018	957
2019	444
2020	577
Years 2021 - 2025	3,018
Total	$6,637

401(k) Plan

The Company maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan allows for a maximum voluntary salary deferral up to the statutory limitations. All employees are eligible to participate on the first day of hire. The 401(k) Plan provides for a matching contribution, which equals 100% of the first 3% of the employee’s contributions and 50% of the next 3% of the employee’s contributions. At the option of the Compensation Committee, the Company may make an additional discretionary contribution after the end of each year to employees not previously grandfathered in the Pension Plan in an amount equal to 3% of the employee’s compensation (as described in plan documents). For matching and discretionary employer contributions, an employee is 100% vested after two years of service. The amounts charged to expense under the 401(k) Plan were $610 thousand, $503 thousand and $445 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not offer its stock as an investment option under the 401(k) Plan.

Deferred Compensation Plan

The Company has a Supplemental Executive Retirement Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As of December 31, 2015, the Company has entered into a deferred supplemental compensation agreement with its Chief Executive Officer and one of its other executive officers. For the Chief Executive Officer, full vesting of benefits under the supplemental agreement occurs only at age 67, with partial vesting of approximately 5% for each year of service after age 52. Benefits are to be paid in equal monthly installments over a 15 year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15 year period after benefits have commenced. For the other executive officer, full vesting of benefits under the supplemental agreement occurs only at age 65, with partial vesting of approximately 5% for each year of service after age 46. Benefits are to be paid in equal monthly installments over a 200 month period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 200 month period after benefits have commenced. The deferred compensation expense for the Company’s deferred supplemental compensation agreements for 2015, 2014 and 2013, based on the present value of the retirement benefits, was $173 thousand, $105 thousand and $105 thousand, respectively.

Note 11. Income Taxes

The current and deferred components of income tax expense (benefit) are as follows:

	December 31,
(dollars in thousands)	2015	2014	2013
Current	$(42)	$3,513	$1,065
Deferred	2,536	(1,066)	(3,457)
Provision for (benefit from) income taxes	$2,494	$2,447	$(2,392)

A reconciliation between the provision for (benefit from) income taxes and the amount computed by multiplying income by the current statutory federal income tax rate of 34% for the years ended December 31, 2015, 2014 and 2013, respectively, is as follows:

	December 31,
(dollars in thousands)	2015	2014	2013
Income tax expense (benefit) at statutory rates	$3,328	$2,758	$(1,708)
Tax-exempt interest income on obligations of
state and political subdivisions	(333)	(292)	(249)
Tax-exempt earning on life insurance policies	(216)	(191)	(163)
Tax credits	(325)	(314)	(314)
Nondeductible merger and merger related expenses	13	460	-
Reduction of nontaxable interest expense
incurred to carry tax-exempt assets	9	8	13
Other	18	18	29
Provision for (benefit from) income taxes	$2,494	$2,447	$(2,392)

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The most significant timing difference relates to the net operating loss carryforward.

Cumulative net deferred tax assets consist of the following components at December 31, 2015 and 2014:

	December 31,
(dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,851	$4,427
Net operating loss carryforward	7,125	8,089
Net unrealized loss on securities available for sale	889	760
Net unrealized loss on securities transferred from available for sale to held to maturity	183	246
Tax credit carryforward	3,143	2,714
Impairment on securities	-	121
Interest on nonaccrual loans	99	83
Accrued benefit cost	918	1,077
Depreciation and amortization	583	848
Home equity line closing cost	136	101
Defined benefit plan	184	180
Deferred compensation	238	179
Accrued bonuses	110	80
Accrued compensated absences	134	89
Other real estate owned	64	566
Other	80	130
Total deferred tax assets	17,737	19,690
Deferred tax liabilities:
FHLB dividend	(8)	(8)
Goodwill and other intangible assets	(2,668)	(2,053)
Other	(1)	(100)
Total deferred tax liabilities	(2,677)	(2,161)
Net deferred tax asset	$15,060	$17,529

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2015 and 2014 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

Note 12. Net Income (Loss) Per Common Share

The Company applies the two-class method of computing basic and diluted net income (loss) per common share. Under the two-class method, net income (loss) per common share is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Based on FASB guidance, the Company considers its Series B Preferred Stock (defined below) to be a participating security. FASB guidance requires that all outstanding unvested share-based payment awards that contain voting rights and rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income (loss) per common share includes unvested shares of the Company’s common stock outstanding.

The following table shows the computation of basic and diluted net income (loss) per common share for the periods presented:

	Years Ended
(dollars in thousands, except share and per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013
Basic Net Income (Loss) Per Common Share
Net income (loss) available to common shareholders	$6,908	$3,716	$(4,136)
Less: Net income allocated to participating securities, Series B Preferred Stock	1,983	1,128	-
Net income (loss) allocated to common shareholders	$4,925	$2,588	$(4,136)
Weighted average common shares outstanding for basic net income (loss) per common share	13,017,175	12,014,862	9,204,847
Basic net income (loss) per common share	$0.38	$0.22	$(0.45)

Diluted Net Income (Loss) Per Common Share
Net income (loss) available to common shareholders	$6,908	$3,716	$(4,136)
Weighted average common shares outstanding for basic net income (loss) per common share	13,017,175	12,014,862	9,204,847
Effect of dilutive securities, stock options	-	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192	-
Weighted average common shares outstanding for diluted net income (loss) per common share	18,257,367	17,255,054	9,204,847
Diluted net income (loss) per common share	$0.38	$0.22	$(0.45)

Options to acquire 67,525, 110,487 and 152,287 shares of common stock were not included in computing diluted net income (loss) per common share for the years ended December 31, 2015, 2014 and 2013, respectively, because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) through private placements to certain investors. Each share of Series B Preferred Stock can, under certain limited circumstances as set forth in the Company’s articles of incorporation, be converted into one share of the Company’s common stock, and is therefore reflected in the dilutive weighted average common shares outstanding for 2015 and 2014. These preferred shares had no dilutive effect in 2013 due to the Company’s net loss. For more information related to the conversion rights of these preferred shares, see Note 22 – Preferred Stock and Warrant.

Additionally, the impact of warrants to acquire shares of the Company’s common stock that were issued to the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the Capital Purchase Program is not included, as the warrants were anti-dilutive. As previously disclosed, these warrants were repurchased by the Company during May 2015. For additional information on preferred stock warrants, see Note 22 – Preferred Stock and Warrant.

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

Note 13. Related Party Transactions

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company in the ordinary course of business. In management’s opinion, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to non-related customers and did not involve more than the normal risk of collectability or present other unfavorable features.

Loan activity to related parties is as follows:

(dollars in thousands)	2015	2014
Balance at beginning of year	$10,559	$9,819
Additional borrowings	7,051	3,154
Acquired from VCB	-	975
Curtailments	(4,501)	(3,389)
Reclassification*	(2,451)	-
Balance at end of year	$10,658	$10,559

*Loans with a principal balance of $2.5 million from one former director who passed away in June 2015.

At December 31, 2015 and 2014, there was approximately $1.9 million and $3.4 million in available credit that the related parties could draw upon, respectively.

Deposits from related parties held by the Company at December 31, 2015 and 2014 amounted to $10.7 million and $10.3 million, respectively.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 225,642 shares still available to be granted as awards under the 2007 Plan as of December 31, 2015.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for accelerated vesting at retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants were recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the years ended December 31, 2015, 2014 and 2013 there was no stock option compensation expense.

There were no stock options granted or exercised in the years ended December 31, 2015, 2014 or 2013. There was no remaining unrecognized compensation expense related to stock options.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Options	Average	Life	Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2013	182,362	$20.08
Forfeited	(10,750)	18.74
Expired	(19,325)	28.60
Stock options outstanding at December 31, 2013	152,287	19.09
Forfeited	(20,750)	19.97
Expired	(21,050)	28.60
Stock options outstanding at December 31, 2014	110,487	18.76
Forfeited	(16,100)	18.47
Expired	(26,862)	20.57
Stock options outstanding at December 31, 2015	67,525	$18.12	1.61	$-
Stock options exercisable at December 31, 2015	67,525	$18.12	1.61	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at December 31, 2015:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$21.16	28,525	0.75 years
$19.25	20,000	1.75 years
$12.36	19,000	2.75 years
$18.12	67,525	1.61 years

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

For the years ended December 31, 2015, 2014 and 2013, restricted stock compensation expense was $248 thousand, $100 thousand and $32 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of operations. Restricted stock compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $6.28 per share for the March 19, 2015 awards, $6.10 per share for the October 15, 2014 awards, $6.17 per share for the November 20, 2014 award, $6.70 per share for the 2013 awards and $3.72 per share for the 2012 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2015, 2014 and 2013, and changes during the years ended December 31, 2015, 2014 and 2013, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2013	39,400	$3.89
Granted	38,000	6.70
Vested	(3,900)	4.57
Nonvested as of December 31, 2013	73,500	5.30
Granted	45,742	6.10
Vested	(15,100)	3.93
Nonvested as of December 31, 2014	104,142	5.85
Granted	45,000	6.28
Vested	(27,871)	5.85
Nonvested as of December 31, 2015	121,271	$6.01

At December 31, 2015, there was $493 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares. The total fair value of restricted stock awards vested during 2015, 2014 and 2013 was $181 thousand, $97 thousand and $24 thousand, respectively.

Note 15. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

			Accumulated
	Unrealized	Adjustments	Other
	Securities	Related to	Comprehensive
(dollars in thousands)	Gains (Losses)	Pension Plan	Income (Loss)
Balance at December 31, 2012	$1,924	$(1,488)	$436
Other comprehensive (loss) before reclassification	(8,685)	-	(8,685)
Unrealized losses on securities transferred from available for sale to held to maturity	(656)	-	(656)
Reclassification adjustment for gains included in net (loss)	(995)	-	(995)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	16	-	16
Change in unfunded pension liability	-	1,016	1,016
Balance at December 31, 2013	(8,396)	(472)	(8,868)
Other comprehensive income before reclassification	6,635	-	6,635
Reclassification adjustment for gains included in net income	(355)	-	(355)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	162	-	162
Change in unfunded pension liability	-	(1,640)	(1,640)
Balance at December 31, 2014	(1,954)	(2,112)	(4,066)
Other comprehensive (loss) before reclassification	(102)	-	(102)
Reclassification adjustment for gains included in net income	(148)	-	(148)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	122	-	122
Change in unfunded pension liability	-	308	308
Balance at December 31, 2015	$(2,082)	$(1,804)	$(3,886)

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

During the years ended December 31, 2015, 2014 and 2013, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	December 31,
(dollars in thousands)	2015	2014	2013
Gains on sale of available for sale securities	$224	$538	$1,507
Less: tax effect	(76)	(183)	(512)
Net gains on the sale of available for sale securities	$148	$355	$995

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(185)	$(246)	$(24)
Less: tax effect	63	84	8
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity from available for sale to held to maturity	$(122)	$(162)	$(16)

Note 16. Commitments and Contingent Liabilities

In the normal course of business there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material losses as a result of these transactions. See Note 21 – Financial Instruments with Off-Balance Sheet Risk.

Note 17. Dividend Limitations

Dividends may be paid to the Company by the Bank under formulas established by the appropriate regulatory authorities. Generally, the amount of dividends the Bank may pay to the Company at any time, without prior approval, is limited to current year to date earnings as of the dividend date plus earnings retained for the two preceding years. See Note 27 – Regulatory Agreements for limitations on dividends by the Company and the Bank prior to March 13, 2014.

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

The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios as presented in the table below of common equity tier 1 capital (“CET1”), Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

•	The Company and the Bank’s CET1 capital includes common stock and related surplus and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include components of accumulated other comprehensive income (loss) in CET1 capital. CET1 captial for both the Company and the Bank is reduced by, goodwill, deferred tax assets, and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions.

•	Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2015 includes $21.6 million of Series B Preferred Stock (including related surplus). At December 31, 2015, $10.0 million of qualified trust preferred securities were included in the Company’s additional Tier 1 capital. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of December 31, 2015.

•	Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes an allowable portion of the allowance for loan losses. Tier 2 capital for the Company also includes $20.0 million of qualified senior subordinated debt.

Under regulations applicable at December 31, 2014: (1) for the Company, Tier 1 capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets; (2) for the Bank, Tier 1 capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, disallowed deferred tax assets, goodwill and intangible assets; and (3) for the Company and the Bank, Total capital consists of Tier 1 capital and the allowable portion of the allowance for loan losses, excluding any investments in unconsolidated subsidiaries.

Risk-weighted assets for the Company and the Bank were $888.5 million and $889.6 million, respectively at December 31, 2015 and $837.1 million and $837.1 million, respectively at December 31, 2014, as determined under then applicable regulations. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized at December 31, 2015, an institution must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios, and minimum regulatory capital requirements, as of December 31, 2015 and 2014 are also presented in the table.

As of December 31, 2015:					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 to risk weighted assets:
Company	$87,114	9.80%	$39,981	4.50%	N/A	N/A
Bank	115,813	13.02%	40,034	4.50%	$57,827	6.50%

Tier 1 capital to risk weighted assets:
Company	$112,513	12.66%	$53,308	6.00%	N/A	N/A
Bank	115,813	13.02%	53,378	6.00%	$71,171	8.00%

Total capital to risk weighted assets:
Company	$143,698	16.17%	$71,077	8.00%	N/A	N/A
Bank	126,993	14.27%	71,171	8.00%	$88,964	10.00%

Tier 1 capital to average assets:
Company	$112,513	9.20%	$48,903	4.00%	N/A	N/A
Bank	115,813	9.46%	48,946	4.00%	$61,182	5.00%

As of December 31, 2014:					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 capital to risk weighted assets:
Company	$117,665	14.06%	$33,484	4.00%	N/A	N/A
Bank	102,799	12.28%	33,483	4.00%	$50,224	6.00%

Total capital to risk weighted assets:
Company	$128,158	15.31%	$66,968	8.00%	N/A	N/A
Bank	113,292	13.53%	66,965	8.00%	$83,707	10.00%

Tier 1 capital to average assets:
Company	$117,665	10.76%	$43,729	4.00%	N/A	N/A
Bank	102,799	9.40%	43,757	4.00%	$54,696	5.00%

Note 19. Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRIP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRIP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRIP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder. Beginning on August 15, 2012, the issuance of common stock under the DRIP was temporarily suspended. The Company plans to restore the plan during the second quarter of 2016.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of December 31, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$9,262	$-	$9,262
SBA Pool securities	-	63,826	-	63,826
Agency residential mortgage-backed securities	-	23,903	-	23,903
Agency commercial mortgage-backed securities	-	18,315	-	18,315
Agency CMO securities	-	52,171	-	52,171
Non agency CMO securities	-	61	-	61
State and political subdivisions	-	61,405	-	61,405
Corporate securities	-	2,000	-	2,000
Total securities available for sale	$-	$230,943	$-	$230,943

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$14,569	$-	$14,569
SBA Pool securities	-	74,799	-	74,799
Agency residential mortgage-backed securities	-	28,629	-	28,629
Agency CMO securities	-	39,215	-	39,215
Non agency CMO securities	-	828	-	828
State and political subdivisions	-	55,926	-	55,926
FNMA and FHLMC preferred stock	-	45	-	45
Total securities available for sale	$-	$214,011	$-	$214,011

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

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2015 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Impaired loans	$-	$-	$15,394	$15,394
Other real estate owned	$-	$-	$520	$520

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Impaired loans	$-	$-	$17,852	$17,852
Other real estate owned	$-	$-	$1,838	$1,838

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2015 and 2014:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2015
	Fair
(dollars in thousands)	Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$15,394	Discounted appraised value	Selling cost	0% - 24% (13%)
			Discount for lack of marketability and age of appraisal	0% - 30% (4%)

Other real estate owned	$520	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 36% (5%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2014
	Fair
(dollars in thousands)	Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$17,852	Discounted appraised value	Selling cost	0% - 30% (9%)
			Discount for lack of marketability and age of appraisal	0% - 35% (13%)

Other real estate owned	$1,838	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 22% (2%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At December 31, 2015 and 2014, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and short-term investments*	$13,651	$13,651	$-	$-	$13,651
Interest bearing deposits with banks	18,304	18,304	-	-	18,304
Securities available for sale	230,943	-	230,943	-	230,943
Securities held to maturity	29,698	-	30,575	-	30,575
Restricted securities	8,959	-	8,959	-	8,959
Loans, net	869,451	-	-	871,989	871,989
Bank owned life insurance	25,099	-	25,099	-	25,099
Accrued interest receivable	4,059	-	4,059	-	4,059
Total	$1,200,164	$31,955	$299,635	$871,989	$1,203,579

Liabilities:
Noninterest-bearing demand deposits	$174,071	$174,071	$-	$-	$174,071
Interest-bearing deposits	814,648	-	763,315	-	763,315
Short-term borrowings**	119,428	119,428	-	-	119,428
Junior subordinated debt	10,310	-	9,933	-	9,933
Senior subordinated debt***	19,022	-	19,669	-	19,669
Accrued interest payable	590	-	590	-	590
Total	$1,138,069	$293,499	$793,507	$-	$1,087,006

*Includes federal funds sold

**Includes federal funds purchased and repurchase agreements.

***Net of unamortized debt issuance costs of $978.

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and short-term investments*	$14,358	$14,358	$-	$-	$14,358
Interest bearing deposits with banks	5,272	5,272	-	-	5,272
Securities available for sale	214,011	-	214,011	-	214,011
Securities held to maturity	32,163	-	33,367	-	33,367
Restricted securities	7,533	-	7,533	-	7,533
Loans, net	807,548	-	-	812,429	812,429
Bank owned life insurance	24,463	-	24,463	-	24,463
Accrued interest receivable	4,013	-	4,013	-	4,013
Total	$1,109,361	$19,630	$283,387	$812,429	$1,115,446

Liabilities:
Noninterest-bearing demand deposits	$162,328	$162,328	$-	$-	$162,328
Interest-bearing deposits	776,926	-	721,240	-	721,240
Short-term borrowings**	91,703	91,703	-	-	91,703
Junior subordinated debt	10,310	-	9,100	-	9,100
Accrued interest payable	316	-	316	-	316
Total	$1,041,583	$254,031	$730,656	$-	$984,687

*Includes federal funds sold

**Includes federal funds purchased and repurchase agreements.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2015 or 2014.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2015 and 2014:

	December 31,
(dollars in thousands)	2015	2014
Loan commitments	$173,973	$142,430
Standby letters of credit	$6,542	$8,004

In connection with the sale of its credit card loan portfolio, the Company has guaranteed credit card accounts of certain customers to the Bank that purchased the accounts. At December 31, 2015 and 2014, the guarantees totaled $763 thousand and $864 thousand, respectively, of which the outstanding balance of the guarantees was $212 thousand and $242 thousand, respectively. As of December 31, 2015, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

Allocation of the Series A Preferred Stock discount and the Warrant as of January 9, 2009 is provided in the tables below:

2009
Warrant Value
Series A Preferred Stock	$24,000,000
Price	$9.63
Warrant - shares	373,832
Value per warrant	$2.54
Fair value of warrant	$949,533

NPV of Series A Preferred Stock
@ 12% discount rate

		Relative	Relative
(dollars in thousands)	Fair Value	Value %	Value
$24 million 1/09/2009
NPV of Series A Preferred Stock (12% discount rate)	$14,446	93.8%	$22,519
Fair value of warrant	950	6.2%	1,481
	$15,396	100.0%	$24,000

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

Note 23. Former Related Party Lease

The Bank has entered into a long-term land lease with a former related party to provide for space for one branch located in Hartfield, Virginia. This lease has been classified as an operating lease for financial reporting purposes. The lease term expires on April 30, 2025 with annual lease payments of approximately $8 thousand. Future minimum lease payments required over the remaining term of this non-cancelable operating lease total $77 thousand. Under the terms of the lease, the Bank has two options to extend the lease term beyond April 30, 2025. Total lease expense was $8 thousand for each of the years 2015, 2014 and 2013, respectively.

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

(dollars in thousands)	Lease Payments
2016	$478
2017	468
2018	448
2019	423
2020	431
Thereafter	2,926
$5,174

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $508 thousand, $315 thousand and $337 thousand, respectively, and was included in occupancy and equipment expenses.

Note 25. Common Stock Repurchases

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This program was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2015, 2014 and 2013, the Company did not repurchase any of its common stock under the program. See Note 27 – Regulatory Agreements for information about restrictions on repurchases fo the Company’s common stock that applied during 2014 and 2013.

Note 26. Condensed Parent Company Only Financial Information

The condensed financial position as of December 31, 2015 and 2014 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2015, of Eastern Virginia Bankshares, Inc., parent company only, are presented below:

Condensed Balance Sheets

December 31, 2015 and 2014

(dollars in thousands)

	2015	2014
Assets
Cash on deposit with subsidiary	$14,616	$13,485
Investment in subsidiaries	139,166	130,409
Deferred income taxes, net	931	1,076
Other assets	2,630	1,695
Total assets	$157,343	$146,665

Liabilities and Shareholders' Equity
Junior subordinated debt	$10,310	$10,310
Senior subordinated debt	19,022	-
Accrued benefit cost	1,499	1,965
Other liabilities	237	116
Total shareholders’ equity	126,275	134,274
Total liabilities and shareholders’ equity	$157,343	$146,665

Condensed Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Income:
Interest on deposit with subsidiary	$76	$132	$123
Total income	76	132	123

Expenses:
Interest on junior subordinated debt	329	339	352
Interest on senior subordinated debt	963	-	-
Salaries and employee benefits	441	554	-
Professional fees	475	1,683	275
Other	259	260	204
Total expenses	2,467	2,836	831

Loss before income tax benefit and equity in undistributed net income (loss) of subsidiary	(2,391)	(2,704)	(708)
Income tax benefit	(800)	(516)	(241)
Loss before equity in undistributed net income (loss) of subsidiary	(1,591)	(2,188)	(467)
Equity in undistributed net income (loss) of subsidiary	8,885	7,852	(2,165)
Net income (loss)	$7,294	$5,664	$(2,632)

Condensed Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Operating activities:
Net income (loss)	$7,294	$5,664	$(2,632)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(8,885)	(7,852)	2,165
Stock based compensation	248	100	32
Amortization of debt issuance costs	64	-	-
Net change in:
Deferred income taxes	-	1	-
Other assets	(935)	(302)	194
Other liabilities	108	(977)	273
Net cash (used in) provided by operating activities	(2,106)	(3,366)	32

Investing activities:
Increase in investment in subsidiary	-	(2,400)	(13,000)
Net cash (used in) investing activities	-	(2,400)	(13,000)

Financing activities:
Senior subordinated debt	20,000	-	-
Debt issuance costs	(1,042)	-	-
Director stock grant	38	38	32
Net proceeds from issuance of common stock in private placements and rights offering	-	-	23,550
Net proceeds from issuance of preferred stock, Series B, in private placements	-	-	21,560
Repurchase of preferred stock, Series A	(14,000)	(10,000)	-
Repurchase of common stock	(1)	-	-
Repurchase of warrant	(115)	-	-
Dividends paid - preferred stock, Series A	(547)	(5,955)	-
Dividends paid - preferred stock, Series B	(315)	-	-
Dividends paid - common stock	(781)	-	-
Net cash provided by (used in) financing activities	3,237	(15,917)	45,142

Net increase (decrease) in cash on deposit with subsidiary	1,131	(21,683)	32,174
Cash on deposit with subsidiary, January 1	13,485	35,168	2,994
Cash on deposit with subsidiary, December 31	$14,616	$13,485	$35,168

Note 27. Regulatory Agreements

The Company and the Bank were formerly parties to formal and informal agreements with federal and state banking regulators, as summarized below. These agreements were terminated prior to December 31, 2015 and 2014.

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

On September 5, 2013, the Company and the Bank entered into a memorandum of understanding, or MOU, with the Reserve Bank and the Bureau. The MOU was terminated effective March 13, 2014.

Under the terms of the MOU, the Company and the Bank had agreed that the Company would not, without prior written approval of the Reserve Bank and the Bureau, (a) declare or pay dividends of any kind, or make any payments on the Company’s trust preferred securities; (b) incur or guarantee any debt; or (c) purchase or redeem any shares of the Company’s stock. In addition, under the MOU the Company and the Bank had agreed to review and revise the allowance for loan and lease losses methodology (“ALLL”), and on a quarterly basis submit to the Reserve Bank and the Bureau a copy of the internally calculated ALLL worksheet.

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

In connection with the second component of the Capital Raise, on March 26, 2013, the Company announced plans to conduct a $5.0 million rights offering to allow existing shareholders to purchase common stock at the same price per share as the investors in the Private Placements. The closing of the Rights Offering was conditioned on the closing of the Private Placements. On July 5, 2013, the Company closed on its Rights Offering to existing shareholders which raised aggregate gross proceeds of $5.0 million through the issuance of 1.1 million newly issued shares of the Company’s common stock..

Note 29. Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.8 million and $2.2 million at December 31, 2015 and 2014, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the years ended December 31, 2015 and 2014 were $478 thousand and $379 thousand, respectively. Total projected tax credits to be received for 2015 are $324 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.0 million and $35 thousand at December 31, 2015 and 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

