Form 10-Q
period 2016-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2016-05-10
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

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

The number of shares of the registrant’s Common Stock outstanding as of May 6, 2016 was 13,099,635.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015*
	(unaudited)
Assets:
Cash and due from banks	$12,333	$13,451
Interest bearing deposits with banks	3,067	18,304
Federal funds sold	-	200
Securities available for sale, at fair value	236,496	230,943
Securities held to maturity, at carrying value (fair value of $30,564 and $30,575, respectively)	29,472	29,698
Restricted securities, at cost	9,045	8,959
Loans, net of allowance for loan losses of $10,936 and $11,327, respectively	898,014	869,451
Deferred income taxes, net	12,959	15,060
Bank premises and equipment, net	27,773	27,836
Accrued interest receivable	4,490	4,059
Other real estate owned, net of valuation allowance of $2 and $2, respectively	898	520
Goodwill	17,085	17,085
Bank owned life insurance	25,258	25,099
Other assets	9,295	9,719
Total assets	$1,286,185	$1,270,384

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$189,069	$174,071
Interest-bearing deposits	809,811	814,648
Total deposits	998,880	988,719
Federal funds purchased and repurchase agreements	6,009	5,015
Short-term borrowings	114,560	114,413
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,046	19,022
Accrued interest payable	916	590
Other liabilities	5,950	6,040
Total liabilities	1,155,671	1,144,109

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,093,135 and 13,029,550 including 177,521 and 121,271 nonvested shares in 2016 and 2015, respectively	25,832	25,817
Surplus	48,960	48,923
Retained earnings	46,803	44,941
Accumulated other comprehensive loss, net	(1,561)	(3,886)
Total shareholders' equity	130,514	126,275
Total liabilities and shareholders' equity	$1,286,185	$1,270,384

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$10,953	$10,191
Interest on investments:
Taxable interest income	1,506	1,202
Tax exempt interest income	70	260
Dividends	115	108
Interest on deposits with banks	10	4
Total interest and dividend income	12,654	11,765

Interest Expense
Deposits	1,071	1,051
Federal funds purchased and repurchase agreements	7	18
Short-term borrowings	122	42
Junior subordinated debt	88	80
Senior subordinated debt	351	-
Total interest expense	1,639	1,191
Net interest income	11,015	10,574
Provision for Loan Losses	17	-
Net interest income after provision for loan losses	10,998	10,574
Noninterest Income
Service charges and fees on deposit accounts	739	663
Debit card/ATM fees	397	363
Gain on sale of available for sale securities, net	65	25
(Loss) gain on sale of bank premises and equipment	(4)	3
Earnings on bank owned life insurance policies	159	155
Other operating income	195	310
Total noninterest income	1,551	1,519
Noninterest Expenses
Salaries and employee benefits	5,248	5,488
Occupancy and equipment expenses	1,430	1,514
Telephone	208	197
FDIC expense	203	172
Consultant fees	222	343
Collection, repossession and other real estate owned	165	89
Marketing and advertising	461	317
Loss on sale of other real estate owned	1	32
Impairment losses on other real estate owned	-	5
Merger and merger related expenses	-	221
Other operating expenses	1,481	1,589
Total noninterest expenses	9,419	9,967
Income before income taxes	3,130	2,126
Income Tax Expense	903	517
Net Income	$2,227	$1,609
Effective dividend on Series A Preferred Stock	-	220
Net income available to common shareholders	$2,227	$1,389

Net income per common share: basic and diluted	$0.12	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$2,227	$1,609
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $1,210 and $758, respectively)	2,350	1,473
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $10 and $14, respectively)	18	26
Less: reclassification adjustment for securities gains included in net income (net of tax, $22 and $9, respectively)	(43)	(16)
Other comprehensive income	2,325	1,483
Comprehensive income	$4,552	$3,092

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2016 and 2015

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A *	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274
Net income	-	-	-	-	1,609	-	1,609
Other comprehensive income	-	-	-	-	-	1,483	1,483
Cash dividends - preferred stock, Series A	-	-	-	-	(277)	-	(277)
Cash dividends - preferred stock, Series B	-	-	-	-	(52)	-	(52)
Cash dividends - common stock ($0.01 per share)	-	-	-	-	(130)	-	(130)
Repurchase of preferred stock, Series A	-	(5,000)	-	-	-	-	(5,000)
Repurchase of common stock	(1)	-	-	-	-	-	(1)
Stock based compensation	-	-	-	52	-	-	52
Restricted common stock vested	8	-	-	(8)	-	-	-
Balance, March 31, 2015	$25,757	$10,481	$10,480	$47,383	$40,440	$(2,583)	$131,958

Balance, December 31, 2015	$25,817	$-	$10,480	$48,923	$44,941	$(3,886)	$126,275
Net income	-	-	-	-	2,227	-	2,227
Other comprehensive income	-	-	-	-	-	2,325	2,325
Cash dividends - preferred stock, Series B	-	-	-	-	(105)	-	(105)
Cash dividends - common stock ($0.02 per share)	-	-	-	-	(260)	-	(260)
Repurchase of common stock	(3)	-	-	(6)	-	-	(9)
Stock based compensation	-	-	-	61	-	-	61
Restricted common stock vested	18	-	-	(18)	-	-	-
Balance, March 31, 2016	$25,832	$-	$10,480	$48,960	$46,803	$(1,561)	$130,514

*For the purposes of this table, Preferred Stock Series A includes the effect of the Warrant (prior to its repurchase by the Company during the second quarter of 2015) issued in connection with the sale of the Preferred Stock, Series A and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net income	$2,227	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17	-
Depreciation and amortization	633	631
Stock based compensation	61	52
Deferred taxes	913	501
Amortization of debt issuance costs	26	-
Net accretion of certain acquisition related fair value adjustments	(56)	(178)
Net amortization of premiums and accretion of discounts on investment securities, net	636	716
(Gain) on sale of available for sale securities, net	(65)	(25)
Loss (gain) on sale of bank premises and equipment	4	(3)
Loss on sale of other real estate owned	1	32
Impairment losses on other real estate owned	-	5
Loss on LLC investments	24	28
Earnings on bank owned life insurance policies	(159)	(155)
Net change in:
Accrued interest receivable	(431)	(216)
Other assets	343	243
Accrued interest payable	326	(23)
Other liabilities	(90)	(87)
Net cash provided by operating activities	4,410	3,130
Investing Activities:
Purchase of securities available for sale	(22,238)	(19,583)
Purchase of securities held to maturity	-	(22)
Purchase of restricted securities	(3,128)	(1,038)
Purchases of bank premises and equipment	(574)	(749)
Purchases of loans	(5,372)	-
Improvements to other real estate owned	-	(1)
Net change in loans	(23,551)	3,893
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	6,776	5,038
Maturities, calls, and paydowns of securities held to maturity	146	613
Sale of securities available for sale	12,931	4,390
Sale of restricted securities	3,042	1,156
Sale of bank premises and equipment	-	3
Sale of other real estate owned	87	431
Net cash (used in) investing activities	(31,881)	(5,869)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	6,773	26,075
Time deposits	3,378	(7,206)
Federal funds purchased and repurchase agreements	994	(3,563)
Short-term borrowings	147	(728)
Debt issuance costs	(2)	-
Repurchase of preferred stock, Series A	-	(5,000)
Repurchase of common stock	(9)	(1)
Dividends paid - preferred stock, Series A	-	(277)
Dividends paid - preferred stock, Series B	(105)	(52)
Dividends paid - common stock	(260)	(130)
Net cash provided by financing activities	10,916	9,118
Net (decrease) increase in cash and cash equivalents	(16,555)	6,379
Cash and cash equivalents, December 31	31,955	19,630
Cash and cash equivalents, March 31	$15,400	$26,009
Supplemental disclosure:
Interest paid	$1,313	$1,214
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$3,495	$2,206
Loans transferred to other real estate owned	$(466)	$(384)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Company”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), which is unconsolidated, and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to the Trust is reported as a liability of the Company.

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company headquartered in Tappahannock, Virginia that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) (see Note 2 – Business Combinations) on November 14, 2014 and merged VCB with and into the Bank, with the Bank surviving, thus adding three additional branches to the Bank located in Newport News, Williamsburg, and Hampton, respectively. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-four retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg. The Bank also operates a loan production office in Chesterfield County, Virginia, that the Bank opened during the second quarter of 2014. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of loans, impairment of securities, the valuation of other real estate owned (or “OREO”), the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes, goodwill impairment and fair value of financial instruments. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2016 presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 2. Business Combinations

On November 14, 2014, the Company completed its acquisition of VCB. Pursuant to the Agreement and Plan of Reorganization dated May 29, 2014, VCB's common shareholders received for each share of VCB common stock they owned either (i) cash at a rate of $6.25 per share of VCB common stock, or approximately $2.4 million in the aggregate, or (ii) the Company’s common stock at a rate of 0.9259 shares of the Company’s common stock per share of VCB common stock, which totaled approximately $6.7 million based on the Company’s closing common stock price on November 14, 2014 of $6.27 per share. In addition, the Company purchased VCB’s Series A Preferred Stock for $4.3 million. VCB was established in 2005 and was headquartered in Newport News, Virginia. VCB operated three branches, one each in Hampton, Newport News and Williamsburg, Virginia. Additional information regarding this acquisition is included in the Company’s 2015 Form 10-K.

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from VCB had the following impact on the consolidated statements of income during the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2016	2015
Loans(1)	$123	$278
Core deposit intangible(2)	(57)	(66)
Time deposits(3)	(10)	(34)
Net impact to income before income taxes	$56	$178

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and Dividend Income” in the consolidated statements of income.
(2)	Core deposit intangible premium amortization is included in the “Other operating expenses” section of “Noninterest Expenses” in the consolidated statements of income.
(3)	Time deposit premium amortization is included in the “Deposits” section of “Interest Expense” in the consolidated statements of income.

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of investment securities at March 31, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$7,988	$22	$10	$8,000
SBA Pool securities	64,778	114	564	64,328
Agency residential mortgage-backed securities	22,234	46	137	22,143
Agency commercial mortgage-backed securities	23,228	296	-	23,524
Agency CMO securities	53,361	421	386	53,396
Non agency CMO securities	55	1	-	56
State and political subdivisions	61,972	1,224	140	63,056
Corporate securities	2,000	-	7	1,993
Total	$235,616	$2,124	$1,244	$236,496

(dollars in thousands)	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$9,404	$-	$142	$9,262
SBA Pool securities	64,866	25	1,065	63,826
Agency residential mortgage-backed securities	24,250	7	354	23,903
Agency commercial mortgage-backed securities	18,503	-	188	18,315
Agency CMO securities	52,870	130	829	52,171
Non agency CMO securities*	61	-	-	61
State and political subdivisions	61,604	303	502	61,405
Corporate securities	2,000	-	-	2,000
Total	$233,558	$465	$3,080	$230,943

*The combined unrealized gains on these securities were less than $1.

(dollars in thousands)	March 31, 2016
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,240	$54	$11,186	$235	$-	$11,421
State and political subdivisions	18,743	457	18,286	859	2	19,143
Total	$29,983	$511	$29,472	$1,094	$2	$30,564

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2015
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,430	$59	$11,371	$305	$-	$11,676
State and political subdivisions	18,807	480	18,327	572	-	18,899
Total	$30,237	$539	$29,698	$877	$-	$30,575

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There were no investment securities classified as “Trading” at March 31, 2016 or December 31, 2015. During the fourth quarter of 2013, the Company transferred investment securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those investment securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss, net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being accreted over the remaining life of the investment securities as an adjustment to interest income.

At March 31, 2016, the Company’s mortgage-backed investment securities consisted of commercial and residential mortgage-backed investment securities. The Company’s mortgage-backed investment securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The amortized cost, carrying value and estimated fair value of investment securities at March 31, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	March 31, 2016
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$3,350	$3,373
Due after one year through five years	83,192	83,437
Due after five years through ten years	138,623	139,296
Due after ten years	10,451	10,390
Total	$235,616	$236,496

(dollars in thousands)	March 31, 2016
	Carrying Value	Fair Value
Held to Maturity:
Due in one year or less	$1,020	$1,031
Due after one year through five years	21,116	21,890
Due after five years through ten years	6,589	6,875
Due after ten years	747	768
Total	$29,472	$30,564

Proceeds from the sales of investment securities available for sale for the three months ended March 31, 2016 and 2015 were $12.9 million and $4.4 million, respectively. Net realized gains on the sales of investment securities available for sale for the three months ended March 31, 2016 and 2015 were $65 thousand and $25 thousand, respectively. Proceeds from maturities, calls and paydowns of investment securities available for sale for the three months ended March 31, 2016 and 2015 were $6.8 million and $5.0 million, respectively. Proceeds from maturities, calls and paydowns of investment securities held to maturity for the three months ended March 31, 2016 and 2015 were $146 thousand and $613 thousand, respectively.

The Company pledges investment securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Investment securities with an aggregate book value of $65.0 million and an aggregate fair value of $65.7 million were pledged at March 31, 2016. Investment securities with both aggregate book and fair values of $88.0 million were pledged at December 31, 2015.

Investment securities in an unrealized loss position at March 31, 2016, by duration of the period of the unrealized loss, are shown below:

	March 31, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Investment Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$4,488	$10	$4,488	$10
SBA Pool securities	10,118	34	35,733	530	45,851	564
Agency residential mortgage-backed securities	788	1	9,638	136	10,426	137
Agency CMO securities	18,154	215	9,041	171	27,195	386
State and political subdivisions	5,520	46	5,838	96	11,358	142
Corporate securities	1,493	7	-	-	1,493	7
Total	$36,073	$303	$64,738	$943	$100,811	$1,246

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. A determination as to whether an investment security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain investment securities in unrealized loss positions, the Company will enlist independent third-party firms to prepare cash flow analyses to compare the present value of cash flows expected to be collected from the investment security with the amortized cost basis of the investment security.

Based on the Company’s evaluation, management does not believe any unrealized losses at March 31, 2016, represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, and are not attributable to credit deterioration. Interest rates have generally declined since December 31, 2015, thereby reducing the amount of unrealized losses present at that time. At March 31, 2016, there were 82 debt investment securities with fair values totaling $100.8 million considered temporarily impaired. Of these debt investment securities, 30 with fair values totaling $36.1 million were in an unrealized loss position of less than 12 months and 52 with fair values totaling $64.7 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and no impairment has been recognized. At March 31, 2016, there were no equity securities in an unrealized loss position.

Investment securities in an unrealized loss position at December 31, 2015, by duration of the period of the unrealized loss, are shown below:

	December 31, 2015
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Investment Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$4,848	$58	$4,414	$84	$9,262	$142
SBA Pool securities	19,573	180	39,700	885	59,273	1,065
Agency residential mortgage-backed securities	9,370	104	9,341	250	18,711	354
Agency commercial mortgage-backed securities	18,315	188	-	-	18,315	188
Agency CMO securities	34,075	596	6,340	233	40,415	829
State and political subdivisions	31,415	408	3,840	94	35,255	502
Total	$117,596	$1,534	$63,635	$1,546	$181,231	$3,080

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $6.0 million and $5.9 million at March 31, 2016 and December 31, 2015, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning April 1, 2015, and ending March 31, 2016, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$116,470	12.81%	$98,828	11.22%
Real estate - one to four family residential:
Closed end first and seconds	230,507	25.35%	232,826	26.43%
Home equity lines	115,633	12.72%	116,309	13.20%
Total real estate - one to four family residential	346,140	38.07%	349,135	39.63%
Real estate - multifamily residential	33,363	3.67%	29,672	3.37%
Real estate - construction:
One to four family residential	17,866	1.97%	19,495	2.21%
Other construction, land development and other land	49,648	5.46%	46,877	5.32%
Total real estate - construction	67,514	7.43%	66,372	7.53%
Real estate - farmland	11,431	1.26%	11,418	1.30%
Real estate - non-farm, non-residential:
Owner occupied	186,507	20.53%	187,224	21.27%
Non-owner occupied	111,592	12.28%	104,456	11.86%
Total real estate - non-farm, non-residential	298,099	32.81%	291,680	33.13%
Consumer	20,964	2.31%	19,993	2.27%
Other	14,969	1.64%	13,680	1.55%
Total loans	908,950	100.00%	880,778	100.00%
Less allowance for loan losses	(10,936)		(11,327)
Loans, net	$898,014		$869,451

Deferred costs and (fees), net are included in the table above and totaled $1.6 million for both March 31, 2016 and December 31, 2015, respectively.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$-	$-	$105	$105	$116,365	$116,470
Real estate - one to four family residential:
Closed end first and seconds	2,646	952	4,167	7,765	222,742	230,507
Home equity lines	127	-	1,469	1,596	114,037	115,633
Total real estate - one to four family residential	2,773	952	5,636	9,361	336,779	346,140
Real estate - multifamily residential	-	-	-	-	33,363	33,363
Real estate - construction:
One to four family residential	38	-	-	38	17,828	17,866
Other construction, land development and other land	-	-	-	-	49,648	49,648
Total real estate - construction	38	-	-	38	67,476	67,514
Real estate - farmland	-	102	-	102	11,329	11,431
Real estate - non-farm, non-residential:
Owner occupied	182	1,260	-	1,442	185,065	186,507
Non-owner occupied	264	-	676	940	110,652	111,592
Total real estate - non-farm, non-residential	446	1,260	676	2,382	295,717	298,099
Consumer	1	11	-	12	20,952	20,964
Other	-	-	-	-	14,969	14,969
Total loans	$3,258	$2,325	$6,417	$12,000	$896,950	$908,950

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$149	$-	$193	$342	$98,486	$98,828
Real estate - one to four family residential:
Closed end first and seconds	2,748	1,322	4,647	8,717	224,109	232,826
Home equity lines	1,166	-	250	1,416	114,893	116,309
Total real estate - one to four family residential	3,914	1,322	4,897	10,133	339,002	349,135
Real estate - multifamily residential	-	-	-	-	29,672	29,672
Real estate - construction:
One to four family residential	11	-	89	100	19,395	19,495
Other construction, land development and other land	-	-	-	-	46,877	46,877
Total real estate - construction	11	-	89	100	66,272	66,372
Real estate - farmland	-	-	-	-	11,418	11,418
Real estate - non-farm, non-residential:
Owner occupied	1,637	-	624	2,261	184,963	187,224
Non-owner occupied	-	-	676	676	103,780	104,456
Total real estate - non-farm, non-residential	1,637	-	1,300	2,937	288,743	291,680
Consumer	377	4	-	381	19,612	19,993
Other	-	-	-	-	13,680	13,680
Total loans	$6,088	$1,326	$6,479	$13,893	$866,885	$880,778

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans	$6,616	$6,175
Loans past due 90 days and accruing interest	1,127	1,117
Troubled debt restructurings (accruing)	15,158	15,535

At March 31, 2016 and December 31, 2015, there were approximately $1.2 million and $1.3 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$513	$3,235	$3,748	$549	$3,476	$4,025
Real estate - one to four family residential:
Closed end first and seconds	1,127	6,209	7,336	1,116	6,290	7,406
Home equity lines	32	9,570	9,602	32	9,955	9,987
Total real estate - one to four family residential	1,159	15,779	16,938	1,148	16,245	17,393
Real estate - multifamily residential	-	1,905	1,905	-	1,988	1,988
Real estate - construction:
One to four family residential	-	451	451	-	515	515
Other construction, land development and other land	270	2,049	2,319	275	1,910	2,185
Total real estate - construction	270	2,500	2,770	275	2,425	2,700
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	4,258	16,216	20,474	4,296	16,528	20,824
Non-owner occupied	1,562	10,318	11,880	1,600	10,847	12,447
Total real estate - non-farm, non-residential	5,820	26,534	32,354	5,896	27,375	33,271
Consumer	-	216	216	-	276	276
Other	-	649	649	-	800	800
Total loans	$7,762	$50,818	$58,580	$7,868	$52,585	$60,453

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at March 31, 2016 and December 31, 2015:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2016	2015	2016	2015
Commercial, industrial and agricultural	$173	$193	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	4,099	4,153	1,127	1,117
Home equity lines	1,657	425	-	-
Total real estate - one to four family residential	5,756	4,578	1,127	1,117
Real estate - construction:
One to four family residential	-	89	-	-
Total real estate - construction	-	89	-	-
Real estate - non-farm, non-residential:
Owner occupied	-	624	-	-
Non-owner occupied	676	676	-	-
Total real estate - non-farm, non-residential	676	1,300	-	-
Consumer	11	15	-	-
Total loans	$6,616	$6,175	$1,127	$1,117

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

The following table presents commercial loans by credit quality indicator at March 31, 2016:

					Acquired
					Loans -
					Purchased
		Special			Credit
(dollars in thousands)	Pass	Mention	Substandard	Impaired	Impaired	Total
Commercial, industrial and agricultural	$112,952	$1,739	$263	$1,003	$513	$116,470
Real estate - multifamily residential	33,363	-	-	-	-	33,363
Real estate - construction:
One to four family residential	17,390	216	79	181	-	17,866
Other construction, land development and other land	42,760	-	1,092	5,526	270	49,648
Total real estate - construction	60,150	216	1,171	5,707	270	67,514
Real estate - farmland	10,416	316	166	533	-	11,431
Real estate - non-farm, non-residential:
Owner occupied	165,754	9,431	2,171	4,893	4,258	186,507
Non-owner occupied	95,021	1,314	1,026	12,669	1,562	111,592
Total real estate - non-farm, non-residential	260,775	10,745	3,197	17,562	5,820	298,099
Total commercial loans	$477,656	$13,016	$4,797	$24,805	$6,603	$526,877

The following table presents commercial loans by credit quality indicator at December 31, 2015:

					Acquired
					Loans -
					Purchased
		Special			Credit
(dollars in thousands)	Pass	Mention	Substandard	Impaired	Impaired	Total
Commercial, industrial and agricultural	$95,440	$1,709	$291	$839	$549	$98,828
Real estate - multifamily residential	29,672	-	-	-	-	29,672
Real estate - construction:
One to four family residential	19,000	220	89	186	-	19,495
Other construction, land development and other land	38,013	1,785	1,242	5,562	275	46,877
Total real estate - construction	57,013	2,005	1,331	5,748	275	66,372
Real estate - farmland	10,396	318	165	539	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	162,103	12,206	2,283	6,336	4,296	187,224
Non-owner occupied	86,894	2,130	1,040	12,792	1,600	104,456
Total real estate - non-farm, non-residential	248,997	14,336	3,323	19,128	5,896	291,680
Total commercial loans	$441,518	$18,368	$5,110	$26,254	$6,720	$497,970

At March 31, 2016 and December 31, 2015, the Company did not have any loans classified as Doubtful or Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2016:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$218,266	$12,241	$230,507
Home equity lines	113,334	2,299	115,633
Total real estate - one to four family residential	331,600	14,540	346,140
Consumer	20,634	330	20,964
Other	14,969	-	14,969
Total consumer loans	$367,203	$14,870	$382,073

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

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2016:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2016	Charge-offs	Recoveries	Provision	March 31, 2016
Commercial, industrial and agricultural	$1,894	$(46)	$26	$348	$2,222
Real estate - one to four family residential:
Closed end first and seconds	1,609	(373)	81	320	1,637
Home equity lines	795	-	12	312	1,119
Total real estate - one to four family residential	2,404	(373)	93	632	2,756
Real estate - multifamily residential	78	-	-	11	89
Real estate - construction:
One to four family residential	295	-	1	(9)	287
Other construction, land development and other land	2,423	-	-	(116)	2,307
Total real estate - construction	2,718	-	1	(125)	2,594
Real estate - farmland	272	-	-	4	276
Real estate - non-farm, non-residential:
Owner occupied	1,964	(208)	63	(470)	1,349
Non-owner occupied	1,241	-	61	(428)	874
Total real estate - non-farm, non-residential	3,205	(208)	124	(898)	2,223
Consumer	287	(33)	15	37	306
Other	469	(15)	8	8	470
Total	$11,327	$(675)	$267	$17	$10,936

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2015:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	March 31, 2015
Commercial, industrial and agricultural	$1,168	$-	$9	$91	$1,268
Real estate - one to four family residential:
Closed end first and seconds	1,884	(285)	7	114	1,720
Home equity lines	1,678	(108)	4	442	2,016
Total real estate - one to four family residential	3,562	(393)	11	556	3,736
Real estate - multifamily residential	89	-	-	(5)	84
Real estate - construction:
One to four family residential	235	(1)	1	23	258
Other construction, land development and other land	2,670	-	-	11	2,681
Total real estate - construction	2,905	(1)	1	34	2,939
Real estate - farmland	144	-	-	(18)	126
Real estate - non-farm, non-residential:
Owner occupied	2,416	-	-	(381)	2,035
Non-owner occupied	1,908	-	-	(230)	1,678
Total real estate - non-farm, non-residential	4,324	-	-	(611)	3,713
Consumer	305	(1)	18	(59)	263
Other	524	(12)	5	12	529
Total	$13,021	$(407)	$44	$-	$12,658

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2016:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$576	$1,646	$-	$2,222	$1,003	$114,954	$513	$116,470
Real estate - one to four family residential:
Closed end first and seconds	463	1,157	17	1,637	8,074	221,306	1,127	230,507
Home equity lines	316	803	-	1,119	830	114,771	32	115,633
Total real estate - one to four family residential	779	1,960	17	2,756	8,904	336,077	1,159	346,140
Real estate - multifamily residential	-	89	-	89	-	33,363	-	33,363
Real estate - construction:
One to four family residential	64	223	-	287	181	17,685	-	17,866
Other construction, land development and other land	1,228	1,079	-	2,307	5,526	43,852	270	49,648
Total real estate - construction	1,292	1,302	-	2,594	5,707	61,537	270	67,514
Real estate - farmland	214	62	-	276	533	10,898	-	11,431
Real estate - non-farm, non-residential:
Owner occupied	289	1,060	-	1,349	4,893	177,356	4,258	186,507
Non-owner occupied	450	424	-	874	12,669	97,361	1,562	111,592
Total real estate - non-farm, non-residential	739	1,484	-	2,223	17,562	274,717	5,820	298,099
Consumer	81	225	-	306	330	20,634	-	20,964
Other	-	470	-	470	-	14,969	-	14,969
Total	$3,681	$7,238	$17	$10,936	$34,039	$867,149	$7,762	$908,950

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2015:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$562	$1,332	$-	$1,894	$839	$97,440	$549	$98,828
Real estate - one to four family residential:
Closed end first and seconds	517	1,092	-	1,609	8,163	223,547	1,116	232,826
Home equity lines	265	530	-	795	625	115,652	32	116,309
Total real estate - one to four family residential	782	1,622	-	2,404	8,788	339,199	1,148	349,135
Real estate - multifamily residential	-	78	-	78	-	29,672	-	29,672
Real estate - construction:
One to four family residential	67	228	-	295	186	19,309	-	19,495
Other construction, land development and other land	1,263	1,160	-	2,423	5,562	41,040	275	46,877
Total real estate - construction	1,330	1,388	-	2,718	5,748	60,349	275	66,372
Real estate - farmland	210	62	-	272	539	10,879	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	824	1,140	-	1,964	6,336	176,592	4,296	187,224
Non-owner occupied	810	431	-	1,241	12,792	90,064	1,600	104,456
Total real estate - non-farm, non-residential	1,634	1,571	-	3,205	19,128	266,656	5,896	291,680
Consumer	88	199	-	287	338	19,655	-	19,993
Other	-	469	-	469	2	13,678	-	13,680
Total	$4,606	$6,721	$-	$11,327	$35,382	$837,528	$7,868	$880,778

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,003	$1,003	$368	$635	$576	$986	$13
Real estate - one to four family residential:
Closed end first and seconds	8,074	8,438	4,385	3,689	463	8,009	97
Home equity lines	830	830	380	450	316	728	1
Total real estate - one to four family residential	8,904	9,268	4,765	4,139	779	8,737	98
Real estate - construction:
One to four family residential	181	181	19	162	64	183	2
Other construction, land development and other land	5,526	5,526	-	5,526	1,228	5,535	64
Total real estate - construction	5,707	5,707	19	5,688	1,292	5,718	66
Real estate - farmland	533	535	-	533	214	535	7
Real estate - non-farm, non-residential:
Owner occupied	4,893	4,893	3,481	1,412	289	5,419	56
Non-owner occupied	12,669	12,669	8,456	4,213	450	12,807	145
Total real estate - non-farm, non-residential	17,562	17,562	11,937	5,625	739	18,226	201
Consumer	330	341	11	319	81	334	4
Other	-	-	-	-	-	1	-
Total loans*	$34,039	$34,416	$17,100	$16,939	$3,681	$34,537	$389

*PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non-residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans*	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

*PCI loans are excluded from this table.

Determining the fair value of purchased credit-impaired (“PCI”) loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $8.7 million and $8.8 million and recorded carrying values of $7.8 million and $7.9 million at March 31, 2016 and December 31, 2015, respectively.

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the period indicated:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,280	$1,131
Accretion	(129)	(102)
Reclassification of nonaccretable difference due to improvement in expected cash flows	24	-
Other changes, net	46	-
Balance at end of period	$1,221	$1,029

The following table presents, by loan class, information related to loans modified as TDRs during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Commercial, industrial and agricultural	1	$68	$68	-	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	1	41	41	-	-	-
Total	2	$109	$109	-	$-	$-

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

During the three months ended March 31, 2016 and 2015, there were no defaults (i.e., 90 days or more past due) on loans modified as TDRs within the prior 12 months. At March 31, 2016, $761 thousand in foreclosed residential real estate properties were included in OREO, and $2.4 million in residential real estate loans were in the process of foreclosure.

Note 5. Deferred Income Taxes

As of March 31, 2016 and December 31, 2015, the Company had recorded net deferred income tax assets of approximately $13.0 million and $15.1 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2016 and December 31, 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the Company’s 2015 Form 10-K.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Land and improvements	$6,837	$6,837
Buildings and leasehold improvements	28,715	28,487
Furniture, fixtures and equipment	20,554	20,385
Construction in progress	1,233	1,136
	57,339	56,845
Less accumulated depreciation	(29,566)	(29,009)
Net balance	$27,773	$27,836

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2016 and 2015 amounted to $633 thousand and $631 thousand, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2016 and the year ended December 31, 2015:

Federal funds purchased
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$-	$2,440
Average balance for the period	$25	$63
Weighted average rate for the period	1.02%	0.72%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance outstanding at period end	$6,009	$5,015
Maximum balance at any month end during the period	$6,017	$12,392
Average balance for the period	$5,505	$8,002
Weighted average rate for the period	0.47%	0.57%
Weighted average rate at period end	0.47%	0.47%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at March 31, 2016 consisted of $12.0 million using a daily rate credit, which is due on demand, and $102.6 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2015 consisted of $114.4 million in fixed rate one month advances. Outstanding accrued interest at March 31, 2016 and December 31, 2015 totaled $37 thousand and $14 thousand, respectively.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2016 and the year ended December 31, 2015:

Short-term borrowings
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance outstanding at period end	$114,560	$114,413
Maximum balance at any month end during the period	$122,923	$114,413
Average balance for the period	$114,696	$89,580
Weighted average rate for the period	0.43%	0.22%
Weighted average rate at period end	0.45%	0.32%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. At March 31, 2016 and December 31, 2015, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $380.9 million at March 31, 2016. This line of credit totaled $227.0 million with approximately $112.5 million available at March 31, 2016. As of March 31, 2016 and December 31, 2015, loans with a carrying value of $304.3 million and $307.2 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

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

The following table shows the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share amounts)	March 31, 2016	March 31, 2015
Basic Net Income Per Common Share
Net income available to common shareholders	$2,227	$1,389
Less: Net income allocated to participating securities, Series B Preferred Stock	639	400
Net income allocated to common shareholders	$1,588	$989
Weighted average common shares outstanding for basic net income per common share	13,035,249	12,985,429
Basic net income per common share	$0.12	$0.08

Diluted Net Income Per Common Share
Net income available to common shareholders	$2,227	$1,389
Weighted average common shares outstanding for basic net income per common share	13,035,249	12,985,429
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,275,441	18,225,621
Diluted net income per common share	$0.12	$0.08

At March 31, 2016 and 2015, options to acquire 67,525 and 103,887 shares of common stock, respectively, were not included in computing diluted net income per common share for the three months ended March 31, 2016 and 2015 because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) through private placements to certain investors. Each share of Series B Preferred Stock can, under certain limited circumstances as set forth in the Company’s articles of incorporation, be converted into one share of the Company’s common stock, and is therefore reflected in the dilutive weighted average common shares outstanding. For more information related to the conversion rights of these preferred shares, see Note 12 – Preferred Stock and Warrant.

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

The Company identified and corrected an immaterial error affecting the calculation of basic net income per common share for certain periods prior to the second quarter of 2015.  Previously, the Company did not consider the Series B Preferred Stock as a participating security when calculating basic net income per common share.  The Company has corrected basic net income per common share for historical periods as such measures were disclosed in subsequent public reports, filings and statements.  This immaterial error had no impact on previously reported diluted net income per common share for any historical periods.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. The 2007 Plan authorizes the Company to issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. There were 162,057 shares still available to be granted as awards under the 2007 Plan as of March 31, 2016.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2016 and 2015. There was no remaining unrecognized compensation expense related to stock options at March 31, 2016, and there was no stock option compensation expense for three months ended March 31, 2016 or 2015.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value*
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at December 31, 2015	67,525	$18.12
Stock options outstanding at March 31, 2016	67,525	$18.12	1.36	$-

Stock options exercisable at March 31, 2016	67,525	$18.12	1.36	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2016:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$21.16	28,525	0.50 years
$19.25	20,000	1.50 years
$12.36	19,000	2.50 years
$18.12	67,525	1.36 years

On March 24, 2016, the Company granted 65,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2017.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2019 to the extent certain financial performance requirements for fiscal year 2018 are met. On March 19, 2015, the Company granted 45,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2016.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2018 to the extent certain financial performance requirements for fiscal year 2017 are met. On October 15, 2014, the Company granted 42,500 shares of restricted stock under the 2007 Plan to its executive officers.  Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2015.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2017 to the extent certain financial performance requirements for fiscal year 2016 are met.

For the three months ended March 31, 2016, restricted stock compensation expense was $61 thousand compared to restricted stock compensation expense of $52 thousand for the same period in 2015, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $6.80 per share for the March 24, 2016 awards, $6.28 per share for the March 19, 2015 awards and $6.10 per share for the October 15, 2014 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of March 31, 2016, and changes during the three months ended March 31, 2016, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of December 31, 2015	121,271	$6.01
Granted	65,000	6.80
Vested	(8,750)	6.19
Nonvested as of March 31, 2016	177,521	$6.29

At March 31, 2016, there was $874 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Components of net periodic pension (benefit)
Interest cost	$98	$101
Expected return on plan assets	(158)	(178)
Amortization of prior service cost	2	2
Recognized net actuarial loss	27	27
Net periodic pension (benefit)	$(31)	$(48)

The Company made no contributions to the pension plan during 2015. The Company has not determined at this time how much, if any, contributions to the plan will be made for the year ending December 31, 2016.

Note 11. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

*	Level 1 – Valuation is based upon quoted prices (unadjusted) for identical instruments traded in active markets.

*	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

*	Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market.

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2016.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$8,000	$-	$8,000
SBA Pool securities	-	64,328	-	64,328
Agency residential mortgage-backed securities	-	22,143	-	22,143
Agency commercial mortgage-backed securities	-	23,524	-	23,524
Agency CMO securities	-	53,396	-	53,396
Non agency CMO securities	-	56	-	56
State and political subdivisions	-	63,056	-	63,056
Corporate securities	-	1,993	-	1,993
Total securities available for sale	$-	$236,496	$-	$236,496

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$9,262	$-	$9,262
SBA Pool securities	-	63,826	-	63,826
Agency residential mortgage-backed securities	-	23,903	-	23,903
Agency commercial mortgage-backed securities	-	18,315	-	18,315
Agency CMO securities	-	52,171	-	52,171
Non agency CMO securities	-	61	-	61
State and political subdivisions	-	61,405	-	61,405
Corporate securities	-	2,000	-	2,000
Total securities available for sale	$-	$230,943	$-	$230,943

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

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Impaired loans	$-	$-	$13,258	$13,258
Other real estate owned	$-	$-	$898	$898

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Impaired loans	$-	$-	$15,394	$15,394
Other real estate owned	$-	$-	$520	$520

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2016 and December 31, 2015:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2016

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$13,258	Discounted appraised value	Selling cost	0% - 26% (13%)
			Discount for lack of marketability and age of appraisal	0% - 25% (4%)

Other real estate owned	$898	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 79% (16%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2015

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$15,394	Discounted appraised value	Selling cost	0% - 24% (13%)
			Discount for lack of marketability and age of appraisal	0% - 30% (4%)

Other real estate owned	$520	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 36% (5%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At March 31, 2016 and December 31, 2015, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at March 31, 2016 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and short-term investments*	$12,333	$12,333	$-	$-	$12,333
Interest bearing deposits with banks	3,067	3,067	-	-	3,067
Securities available for sale	236,496	-	236,496	-	236,496
Securities held to maturity	29,472	-	30,564	-	30,564
Restricted securities	9,045	-	9,045	-	9,045
Loans, net	898,014	-	-	897,331	897,331
Bank owned life insurance	25,258	-	25,258	-	25,258
Accrued interest receivable	4,490	-	4,490	-	4,490
Total	$1,218,175	$15,400	$305,853	$897,331	$1,218,584

Liabilities:
Noninterest-bearing demand deposits	$189,069	$189,069	$-	$-	$189,069
Interest-bearing deposits	809,811	-	758,946	-	758,946
Short-term borrowings**	120,569	120,569	-	-	120,569
Junior subordinated debt	10,310	-	10,784	-	10,784
Senior subordinated debt***	19,046	-	20,427	-	20,427
Accrued interest payable	916	-	916	-	916
Total	$1,149,721	$309,638	$791,073	$-	$1,100,711

*Includes federal funds sold.

**Includes federal funds purchased and repurchase agreements.

***Net of unamortized debt issuance costs of $954.

		Fair Value Measurements at December 31, 2015 Using
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

*Includes federal funds sold.

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

Note 13. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2016 and December 31, 2015, the interest rate was 3.59% and 3.48%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2016 and December 31, 2015, all of the trust preferred securities qualified as Tier 1 capital.

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

On April 22, 2015, the Company entered into a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 ("Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At March 31, 2016, all of the Senior Subordinated Debt qualified as Tier 2 capital. At March 31, 2016, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $954 thousand.

Note 14. Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet regulatory capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets (the “Basel III Capital Rules”). The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of these final rules, see Part I, Item 1. “Business” under the heading “Regulation and Supervision – Capital Requirements” included in the Company’s 2015 Form 10-K.

As of March 31, 2016, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of March 31, 2016 and December 31, 2015, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of March 31, 2016			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements*	Provisions
CET1 to risk weighted assets:
Company	9.5386%	5.1250%	N/A
Bank	13.0169%	5.1250%	6.5000%

Tier 1 capital to risk weighted assets:
Company	12.5691%	6.6250%	N/A
Bank	13.0169%	6.6250%	8.0000%

Total capital to risk weighted assets:
Company	15.9504%	8.6250%	N/A
Bank	14.2104%	8.6250%	10.0000%

Tier 1 capital to average assets:
Company	9.2132%	4.0000%	N/A
Bank	9.5456%	4.0000%	5.0000%

*	Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (0.625%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.625% from 2015 to 2019, with full implementation in January 2019 (2.5%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirements. Failure to maintain the prescribed levels places limitations on capital distributions and discretionary bonuses to executives. As of March 31, 2016, the capital conservation buffer of the Company and the Bank was 5.0386% and 6.2104%, respectively.

			Minimum to be
As of December 31, 2015			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
CET1 to risk weighted assets:
Company	9.8000%	4.5000%	N/A
Bank	13.0200%	4.5000%	6.5000%

Tier 1 capital to risk weighted assets:
Company	12.6600%	6.0000%	N/A
Bank	13.0200%	6.0000%	8.0000%

Total capital to risk weighted assets:
Company	16.1700%	8.0000%	N/A
Bank	14.2700%	8.0000%	10.0000%

Tier 1 capital to average assets:
Company	9.2000%	4.0000%	N/A
Bank	9.4600%	4.0000%	5.0000%

Note 15. Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at March 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.7 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the three months ended March 31, 2016 and 2015 were $119 thousand and $116 thousand, respectively. Total projected tax credits to be received for 2016 are $324 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.0 million at both March 31, 2016 and December 31, 2015 and are included in other liabilities on the consolidated balance sheets.

Note 16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 are summarized as follows:

(dollars in thousands)	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(2,082)	$(1,804)	$(3,886)
Other comprehensive income before reclassification and amortization	2,350	-	2,350
Reclassification adjustment for gains included in net income	(43)	-	(43)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	18	-	18
Net current period other comprehensive income	2,325	-	2,325
Balance at March 31, 2016	$243	$(1,804)	$(1,561)

Balance at December 31, 2014	$(1,954)	$(2,112)	$(4,066)
Other comprehensive income before reclassification and amortization	1,473	-	1,473
Reclassification adjustment for gains included in net income	(16)	-	(16)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	26	-	26
Net current period other comprehensive income	1,483	-	1,483
Balance at March 31, 2015	$(471)	$(2,112)	$(2,583)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense. Amortization of unrealized losses on securities transferred from available for sale to held to maturity is included in interest on investments (taxable or tax exempt, as appropriate) in the Company’s consolidated statements of income.

During the three months ended March 31, 2016 and 2015, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Gains on sale of available for sale securities	$65	$25
Less: tax effect	(22)	(9)
Net gains on the sale of available for sale securities	$43	$16

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(28)	$(40)
Less: tax effect	10	14
Net amortization of unrealized losses on securities transferred from
available for sale to held to maturity	$(18)	$(26)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the Company’s 2015 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Exchange Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance of portions of the Company’s asset portfolio, future changes to the Bank’s branch network and the payment of dividends; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the Company’s liquidity; (vi) statements of management’s expectations regarding future trends in interest rates, real estate values, business opportunities and economic conditions generally and in the Company’s markets; (vii) statements regarding future asset quality, including expected levels of charge-offs; (viii) statements regarding potential changes to laws, regulations or administrative guidance; (ix) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives; and (x) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;
❑	our ability and efforts to assess, manage and improve our asset quality;
❑	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
❑	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the strength of the Company’s counterparties;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;
❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Capital Rules;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
❑	the effects of cyber-attacks or other security breaches;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	future mergers or acquisitions, if any;

❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;
❑	our ability to realize our deferred tax assets, including in the event the Company experiences an ownership change as defined by Section 382 of the Code;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions and projections within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance, actions or achievements of the Company will not differ materially from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Readers should not place undue reliance on such statements, which speak only as of the date of this report. The Company does not undertake any steps to update any forward-looking statement that may be made from time to time by it or on its behalf. For additional information on risk factors that could affect the Company’s forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and other reports filed with the SEC.

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

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination in accordance with the FASB ASC Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between PCI loans and purchased performing loans and are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans are aggregated into pools of loans based on common characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

Goodwill

With the adoption of FASB ASU 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company chose to bypass the preliminary assessment of qualitative impairment factors and completed its annual goodwill impairment test during the fourth quarter of 2015 through the use of an independent third party specialist and determined there was no impairment to be recognized in 2015. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 1. “Financial Statements,” under the heading “Note 5. Deferred Income Taxes” in this Quarterly Report on Form 10-Q and Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 1. Summary of Significant Accounting Policies” and “Note 11. Income Taxes” in the Company’s 2015 Form 10-K.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s 2015 Form 10-K.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first three months of 2016, the national and local economies continued to show slow, but measured signs of recovery with the main challenges continuing to be underemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the improvements seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Preferred Stock and Warrant” in this Quarterly Report on Form 10-Q), respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area;

•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. Dividends of $0.01 were declared as of March 6, 2015 and May 8, 2015, which were paid on March 20, 2015 and May 22, 2015, respectively. Dividends of $0.02 were declared as of August 7, 2015, November 7, 2015 and February 19, 2016, which were paid on August 21, 2015, November 20, 2015 and March 4, 2016, respectively; and
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt (as defined in Item 1 “Financial Statements,” under the heading “Note 13. Junior and Senior Subordinated Debt” in this Quarterly Report on Form 10-Q) in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Preferred Stock and Warrant” in this Quarterly Report on Form 10-Q), that was issued to the Treasury through the Capital Purchase Program.

The Company expects to recognize the continued benefits of these initiatives during the remainder of 2016, including through lower interest expense related to the extinguished FHLB advances in 2013, elimination of the Series A Preferred Stock dividend as of June 15, 2015, additional interest income and cost savings related to the acquisition of VCB and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office. During 2016, the Company also plans to continue its focus on developing online and mobile banking options and offering these products and services to the Bank’s customers.

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during the remainder of 2016. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. Also, during the first half of 2015, the Company engaged an independent consultant to conduct a comprehensive assessment of its operations. This assessment identified operating efficiencies and revenue enhancement opportunities. The Company has leveraged the assessment’s findings and with the Company’s focus on growth and profitability has begun to realize targeted increases in revenues and declines in certain noninterest expenses. Throughout the balance of 2016 and forward, we plan to evaluate and implement additional strategies that we believe will improve our performance and profitability and will increase the value of our company.

Summary of First Quarter 2016 Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Net income (1)	$2,227	$1,609
Net income available to common shareholders (1)	$2,227	$1,389
Basic and diluted net income per common share	$0.12	$0.08
Return on average assets (annualized)	0.70%	0.48%
Return on average common shareholders' equity (annualized)	8.34%	5.63%
Net interest margin (tax equivalent basis) (2)	3.78%	4.00%

(1)	The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock. The Company redeemed the remaining shares of Series A Preferred Stock during the second quarter of 2015.
(2)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three months ended March 31, 2016 and 2015 contained in "Results of Operations" in this Item 2.

For the three months ended March 31, 2016, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $441 thousand from the same period in 2015, principally due to a $762 thousand increase in interest and fees on loans driven primarily by loan growth, partially offset by an increase in interest expense primarily associated with the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) decreased 22 basis points to 3.78% during the first quarter of 2016 as compared to 4.00% for the same period of 2015 primarily due to a decline in yields on the loan portfolio and the impact of interest incurred on the Senior Subordinated Debt;
•	Net accretion attributable to accounting adjustments related to the VCB acquisition was $56 thousand for the first quarter of 2016, as compared to $178 thousand in the same period of 2015;
•	Decrease in salaries and employee benefits of $240 thousand from the same period in 2015, primarily due to reductions in staff levels during 2015 that were driven by operating efficiencies identified in the aforementioned comprehensive assessment of our operations;
•	There was $17 thousand in loan loss provisions recorded in the first quarter of 2016 compared to no provision in the same period of 2015. Net charge-offs increased to $408 thousand for the first quarter of 2016 from $363 thousand in the same period of 2015;

•	Nonperforming assets at March 31, 2016 increased $829 thousand from December 31, 2015, primarily due to a $441 thousand increase in nonaccrual loans and a $378 thousand increase in OREO. Nonperforming assets at March 31, 2016 decreased $1.3 million from March 31, 2015, primarily due to a $1.3 million decrease in nonaccrual loans and a $857 thousand decrease in OREO, partially offset by an increase of $887 thousand in loans past due 90 days and accruing interest;
•	Consultant fees decreased $121 thousand from the same period of 2015, primarily due to expenses incurred related to the aforementioned comprehensive assessment of our operations that was completed during 2015;
•	Increased collection, repossession and OREO expense of $76 thousand from the same period in 2015 due to increased collections costs associated with classified assets;
•	Marketing and advertising expenses increased $144 thousand as compared to the same period in 2015 due to the timing of campaigns and other initiatives;
•	Decrease in merger and merger related expenses of $221 thousand due to certain costs incurred during the first quarter of 2015 associated with the VCB acquisition that were not repeated in 2016; and
•	No effective dividend on preferred stock in the first quarter of 2016 as compared to $220 thousand from the same period of 2015. This was due to the redemption of the remaining 14,000 shares of the Company’s Series A Preferred Stock in transactions completed during the first and second quarters of 2015.

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2016 and 2015.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended March 31,
(dollars in thousands)	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$251,217	$1,506	2.41%	$213,674	$1,202	2.28%
Restricted securities	8,984	115	5.15%	7,787	108	5.62%
Tax exempt (2)	10,508	100	3.84%	38,211	375	3.98%
Total securities	270,709	1,721	2.56%	259,672	1,685	2.63%
Interest bearing deposits in other banks	8,321	10	0.48%	6,966	4	0.23%
Federal funds sold	142	-	0.00%	277	-	0.00%
Loans, net of unearned income (3)	895,742	10,953	4.92%	817,046	10,191	5.06%
Total earning assets	1,174,914	12,684	4.34%	1,083,961	11,880	4.44%
Less allowance for loan losses	(11,221)			(12,906)
Total non-earning assets	111,556			113,691
Total assets	$1,275,249			$1,184,746

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$303,348	$276	0.37%	$281,337	$254	0.37%
Savings	99,422	41	0.17%	91,325	30	0.13%
Money market savings	164,539	196	0.48%	165,751	194	0.47%
Large dollar certificates of deposit (4)	122,123	321	1.06%	109,728	293	1.08%
Other certificates of deposit	119,675	237	0.80%	132,386	280	0.86%
Total interest-bearing deposits	809,107	1,071	0.53%	780,527	1,051	0.55%
Federal funds purchased and repurchase agreements	5,530	7	0.51%	11,735	18	0.62%
Short-term borrowings	114,696	122	0.43%	82,435	42	0.21%
Junior subordinated debt	10,310	88	3.43%	10,310	80	3.15%
Senior subordinated debt	19,033	351	7.42%	-	-	0.00%
Total interest-bearing liabilities	958,676	1,639	0.69%	885,007	1,191	0.55%
Noninterest-bearing liabilities
Demand deposits	180,038			161,643
Other liabilities	7,591			6,754
Total liabilities	1,146,305			1,053,404
Shareholders' equity	128,944			131,342
Total liabilities and shareholders' equity	$1,275,249			$1,184,746

Net interest income (2)		$11,045			$10,689

Interest rate spread (2)(5)			3.65%			3.89%
Interest expense as a percent of average earning assets			0.56%			0.45%
Net interest margin (2)(6)			3.78%			4.00%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $30 adjustment for 2016 and a $115 adjustment in 2015.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the first quarter of 2016 increased $441 thousand, or 4.2%, when compared to the first quarter of 2015. The Company's net interest margin (tax equivalent basis) decreased to 3.78% for the three months ended March 31, 2016, representing a 22 basis point decrease over the Company's net interest margin (tax equivalent basis) for the three months ended March 31, 2015. The quarter-over-quarter decline in the net interest margin (tax equivalent basis) was primarily driven by lower loan yields as a result of competitive pressures in the historically low rate environment, lower accretion of fair value adjustments related to the VCB acquisition and increased interest expense as a result of the private placement of $20.0 million of Senior Subordinated Debt in April 2015. These margin pressures were largely offset in the Company’s results for the quarter ended March 31, 2016, as compared to 2015, by the impact of increases in average loan balances. The most significant factors impacting net interest income during the three month period ended March 31, 2016 were as follows:

Positive Impacts:

•	Increases in average loan balances, primarily due to organic loan growth and loan purchases, partially offset by lower loan yields; and
•	Increases in average balances of total investment securities, partially offset by decreases in average yields earned.

Negative Impacts:

•	Private placement of $20.0 million of Senior Subordinated Debt resulting in increases to total average interest-bearing liabilities and related interest expense;
•	Increases in average short-term borrowings balances and rates paid, primarily due to loan growth outpacing deposit growth and other strategic initiatives; and
•	The Company experienced higher average interest-bearing deposit balances during the three months ended March 31, 2016 over the comparable 2015 period, primarily due to customer growth. However, average rates paid on total interest-bearing deposits decreased 2 basis points for the three months ended March 31, 2016 over the comparable period in 2015. The result was a slight increase in interest expense attributable to the Company’s deposit portfolio.

Total interest and dividend income

Total interest and dividend income increased 7.6% for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in total interest and dividend income during the three months ended March 31, 2016 was primarily driven by an increase in average loan and investment securities balances, partially offset by a decrease in average loan and investment securities yields.

Loans

Average loan balances increased for the three month period ended March 31, 2016, as compared to the same period in 2015, primarily due to organic loan growth and the purchase of $29.5 million in performing one-to-four family residential mortgage loans, consumer loans and government guaranteed loans between June 2015 and March 2016. Loan growth during the first quarter of 2016 outpaced our internal targets. However, loan growth in our rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment. The Company’s average loan balances increased $78.7 million for the three months ended March 31, 2016 as compared to average loan balances for the same period in 2015. Total average loans were 76.2% of total average interest-earning assets for the three months ended March 31, 2016, compared to 75.4% for the three months ended March 31, 2015.

Investment securities

Average total investment securities balances increased 4.3% for the three month period ended March 31, 2016 as compared to the same period in 2015. The overall increase was the result of measured loan demand in the Company’s markets, management of the Company’s liquidity needs to support its operations and funds provided by deposit growth, partially offset by a lack of investment opportunities with acceptable risk-adjusted rates of return. The Company remains committed to its long-term target of managing the investment securities portfolio to comprise 20% of the Company’s total assets.  The yields on average investment securities decreased 7 basis points for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in yields on average investment securities during the three month period ended March 31, 2016, as compared to the same period in 2015, was driven by a lower allocation of the investment securities portfolio to SBA Pool securities and tax exempt municipal securities, both of which also tend to be higher-yielding segments of the Company’s investment securities portfolio. These decreases were partially offset by higher interest rates and a greater allocation of the investment securities portfolio to higher yielding Agency CMO securities, Agency CMBS securities and taxable municipal securities.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the three month period ended March 31, 2016, as compared to the same period in 2015, primarily due to organic deposit growth that was in part driven by the Company’s marketing and advertising initiatives.

Borrowings

Average total borrowings increased for the three month period ended March 31, 2016, as compared to the same period in 2015, primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015 and increased short-term borrowings. Average short-term borrowings increased for the three month period ended March 31, 2016, as compared to the same period in 2015, due to additional short-term FHLB advances to fund loan growth and other strategic initiatives.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest and dividend income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit and credit card fees, fees from other general services, earnings from other investments we own in part or in full and gains or losses on sales of investment securities, loans, and fixed assets.

The following table depicts the components of noninterest income for the three months ended March 31, 2016 and 2015:

Table 3: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	Change $	Change %
Service charges and fees on deposit accounts	$739	$663	$76	11.5%
Debit card/ATM fees	397	363	34	9.4%
Gain on sale of available for sale securities, net	65	25	40	160.0%
(Loss) gain on sale of bank premises and equipment	(4)	3	(7)	-233.3%
Other operating income	354	465	(111)	-23.9%
Total noninterest income	$1,551	$1,519	$32	2.1%

Key changes in the components of noninterest income for the three months ended March 31, 2016, as compared to the same period in 2015, are discussed below:

•	Service charges and fees on deposit accounts increased primarily due to increases in service charge, overdraft and NSF fees on checking accounts;
•	Debit card/ATM fees increased primarily due to an increase in debit card fees driven by a higher utilization rate of debit cards by our customer base;
•	Gain on sale of available for sale securities, net increased for the first quarter of 2016 compared to the same period of 2015 primarily as a result of the Company adjusting the composition of the investment securities portfolio as part of the Company’s overall asset/liability management strategy; and
•	Other operating income decreased primarily due to lower earnings from the Bank’s subsidiaries and its investment in Bankers Insurance, LLC, partially offset by higher earnings from the Bank’s investment in Southern Trust Mortgage, LLC. Additionally, other operating income includes earnings from the Bank’s investment in Bankers Title, LLC and losses from the Bank’s investment in housing equity funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following table depicts the components of noninterest expense for the three months ended March 31, 2016 and 2015:

Table 4: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	Change $	Change %
Salaries and employee benefits	$5,248	$5,488	$(240)	-4.4%
Occupancy and equipment expenses	1,430	1,514	(84)	-5.5%
Telephone	208	197	11	5.6%
FDIC expense	203	172	31	18.0%
Consultant fees	222	343	(121)	-35.3%
Collection, repossession and other real estate owned	165	89	76	85.4%
Marketing and advertising	461	317	144	45.4%
Loss on sale of other real estate owned	1	32	(31)	-96.9%
Impairment losses on other real estate owned	-	5	(5)	-100.0%
Merger and merger related expenses	-	221	(221)	-100.0%
Other operating expenses	1,481	1,589	(108)	-6.8%
Total noninterest expenses	$9,419	$9,967	$(548)	-5.5%

Key changes in the components of noninterest expense for the three months ended March 31, 2016, as compared to the same period in 2015, are discussed below:

•	Salaries and employee benefits decreased primarily due to the reduction in staff levels initiated in the second half of 2015 (which was driven by operating efficiencies identified in the aforementioned comprehensive assessment of our operations), increased deferred compensation on loan originations and reduced commissions. These decreases were partially offset by an increase in group insurance expense, recruiter fees, bonuses and other incentive compensation;
•	FDIC expense increased due to a higher assessment base in the first quarter of 2016 as compared to the first quarter of 2015;
•	Consultant fees decreased from the same period of 2015, primarily due to expenses incurred related to the aforementioned comprehensive assessment of our operations that was completed during 2015;
•	Collection, repossession and other real estate owned expenses increased for the first quarter of 2016 due to increases in collection costs associated with classified assets;
•	Marketing and advertising expenses increased due to the timing of campaigns and other initiatives;
•	Loss on sale of other real estate owned recorded during the first quarter of 2015 was primarily due to the resolution and disposition of a distressed property that was sold during that period, with minimal losses occurring during the same period in 2016; and
•	Merger and merger related expenses incurred during the first quarter of 2015 were related to the acquisition of VCB in 2014, and no similar expenses were incurred during the same period in 2016.

Income Taxes

The Company recorded income tax expense of $903 thousand for the three months ended March 31, 2016, as compared to $517 thousand for the same period of 2015, reflecting a $386 thousand increase in income tax expense.

The increase in income tax expense for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to the Company’s pretax income increasing by $1.0 million and a reduction in tax-exempt interest income from the Company’s investment securities portfolio. The decrease in tax-exempt interest income was primarily a result of the Company decreasing the percentage of tax-exempt investment securities that comprised its overall investment securities portfolio.

The effective tax rate for the three months ended March 31, 2016 was 28.8%, as compared to 24.3% for the same period in 2015. The increase in the effective tax rate from the first three months of 2015 to the same period in 2016 was primarily due to a decrease in tax-exempt interest income from the Company’s investment securities portfolio, as discussed above.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Average loans outstanding*	$895,742	$817,046
Allowance for loan losses, January 1	$11,327	$13,021
Charge-offs:
Commercial, industrial and agricultural	(46)	-
Real estate - one to four family residential:
Closed end first and seconds	(373)	(285)
Home equity lines	-	(108)
Real estate - construction:
One to four family residential	-	(1)
Real estate - non-farm, non-residential:
Owner occupied	(208)	-
Consumer	(33)	(1)
Other	(15)	(12)
Total loans charged-off	(675)	(407)
Recoveries:
Commercial, industrial and agricultural	26	9
Real estate - one to four family residential:
Closed end first and seconds	81	7
Home equity lines	12	4
Real estate - construction:
One to four family residential	1	1
Real estate - non-farm, non-residential:
Owner occupied	63	-
Non-owner occupied	61	-
Consumer	15	18
Other	8	5
Total recoveries	267	44
Net charge-offs	(408)	(363)
Provision for loan losses	17	-
Allowance for loan losses, March 31	$10,936	$12,658
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.20%	1.55%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.18%	0.18%

*Net of unearned income and includes nonaccrual loans.

The Company made a provision for loan losses of $17 thousand for the three months ended March 31, 2016 compared to no provision for loan losses for the same period in 2015.  The allowance for loan losses totaled $10.9 million at March 31, 2016, representing a decline of $391 thousand from December 31, 2015 and a decline of $1.7 million from March 31, 2015.  The decline in the allowance for loan losses from December 31, 2015 was primarily due to charge-offs of loans for which the Company had specifically reserved.  Impaired loans decreased approximately $1.3 million from December 31, 2015, primarily due to the upgraded credit quality of a large commercial borrower and the partial charge-off and foreclosure of another.  The decline in the allowance for loan losses from March 31, 2015 was due to improvements in economic and financial conditions in the Company’s markets, improvements in the Company’s asset quality and charge-offs of loans for which the Company had specifically reserved.  Additionally, due to purchase accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.  Net charge-offs for the three months ended March 31, 2016 were $408 thousand, compared to $363 thousand for the same period of 2015.  This represents, on an annualized basis, 0.18% of average loans outstanding for both the three months ended March 31, 2016 and 2015.

The allowance for loan losses represented 1.20% of period end loans at March 31, 2016, compared with 1.29% of year end loans at December 31, 2015.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2016		2015
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$2,222	12.81%	$1,894	11.22%
Real estate - one to four family residential:
Closed end first and seconds	1,637	25.35%	1,609	26.43%
Home equity lines	1,119	12.72%	795	13.20%
Real estate - multifamily residential	89	3.67%	78	3.37%
Real estate - construction:
One to four family residential	287	1.97%	295	2.21%
Other construction, land development and other land	2,307	5.46%	2,423	5.32%
Real estate - farmland	276	1.26%	272	1.30%
Real estate - non-farm, non-residential:
Owner occupied	1,349	20.53%	1,964	21.27%
Non-owner occupied	874	12.28%	1,241	11.86%
Consumer	306	2.31%	287	2.27%
Other	470	1.64%	469	1.55%
Total allowance for loan losses	$10,936	100.00%	$11,327	100.00%

(Percent is portfolio loans in category divided by total loans.)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2016 and December 31, 2015 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of March 31, 2016, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

Real estate acquired through, or in lieu of, foreclosure (or OREO) is held for sale and is stated at fair value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and OREO expenses.

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2016 and the year ended December 31, 2015:

Table 7: Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Nonaccrual loans*	$6,616	$6,175	$441	7.1%
Loans past due 90 days and accruing interest	1,127	1,117	10	0.9%
Total nonperforming loans	$7,743	$7,292	$451	6.2%
Other real estate owned	898	520	378	72.7%
Total nonperforming assets	$8,641	$7,812	$829	10.6%

Nonperforming assets to total loans and other real estate owned	0.95%	0.89%
Allowance for loan losses to nonaccrual loans	165.31%	183.43%
Allowance for loan losses to nonperfoming loans	141.25%	155.34%
Annualized net charge-offs to average loans for the period	0.18%	0.20%
Allowance for loan losses to period end loans	1.20%	1.29%

*Includes $1.2 million and $1.3 million in nonaccrual TDRs at March 31, 2016 and December 31, 2015, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2016 and 2015:

Table 8: OREO Changes

	March 31,
(dollars in thousands)	2016	2015	Change $	Change %
Balance at the beginning of period, gross	$522	$1,914	$(1,392)	-72.7%
Transfers from loans	466	384	82	21.4%
Capitalized costs	-	1	(1)	-100.0%
Sales proceeds	(87)	(431)	344	79.8%
Previously recognized impairment losses on disposition	-	(78)	78	100.0%
Loss on disposition	(1)	(32)	31	96.9%
Balance at the end of period, gross	900	1,758	(858)	-48.8%
Less valuation allowance	(2)	(3)	1	33.3%
Balance at the end of period, net	$898	$1,755	$(857)	-48.8%

The following table presents the change in the valuation allowance for OREO for the three months ended March 31, 2016 and 2015:

Table 9: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2016	2015
Balance at the beginning of period	$2	$76
Valuation allowance	-	5
Charge-offs	-	(78)
Balance at the end of period	$2	$3

Nonperforming assets were $8.6 million, or 0.95%, of total loans and OREO at March 31, 2016 compared to $7.8 million, or 0.89%, at December 31, 2015. The slow and measured economic recovery has prompted the Company to maintain the heightened level of the allowance for loan losses, which was 165.31% of nonaccrual loans at March 31, 2016, compared to 183.43% at December 31, 2015. Nonperforming loans increased $451 thousand, or 6.2%, during the three months ended March 31, 2016 to $7.7 million, primarily due to increases in nonaccrual loans.

Nonaccrual loans were $6.6 million at March 31, 2016, an increase of $441 thousand, or 7.1%, from $6.2 million at December 31, 2015. Of the current $6.6 million in nonaccrual loans, $6.4 million, or 97.2%, is secured by real estate in our market area. Of these real estate secured loans, $5.8 million are one to four family residential real estate and $676 thousand are commercial properties.

Loans past due 90 days and accruing interest were $1.1 million at March 31, 2016, an increase of $10 thousand from December 31, 2015 and an increase of $887 thousand from $240 thousand at March 31, 2015. The increase from March 31, 2015 was due to the nonpayment of a large one to four family residential real estate loan as a result of the deteriorating financial condition of the borrower. This loan has remained on accrual status as it is well secured and full recovery is anticipated.

OREO, net of valuation allowance at March 31, 2016 was $898 thousand, an increase of $378 thousand, or 72.7%, from December 31, 2015. The balance of OREO at March 31, 2016 was comprised of fifteen properties of which $68 thousand were real estate construction properties, $761 thousand were closed end one to four family residential properties and $69 thousand were nonfarm nonresidential properties. During the three months ended March 31, 2016, new foreclosures included seven properties totaling $466 thousand transferred from loans. Sales of two OREO properties for the three months ended March 31, 2016 resulted in a net loss of $1 thousand. Subsequent to March 31, 2016, one property totaling $132 thousand was foreclosed on and transferred from loans, three properties were sold that resulted in a net loss of $19 thousand and one property totaling $50 thousand was placed under contract for sale and is not expected to generate any material loss on sale. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded no losses in its consolidated statements of income for the three months ended March 31, 2016, due to valuation adjustments on OREO properties as compared to $5 thousand for the same period of 2015. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at March 31, 2016 and December 31, 2015 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio” in this Quarterly Report on Form 10-Q.

At March 31, 2016, the balance of impaired loans was $34.0 million, for which there were specific valuation allowances of $3.7 million. At December 31, 2015, the balance of impaired loans was $35.4 million, for which there were specific valuation allowances of $4.6 million. The average balance of impaired loans was $34.5 million for the three months ended March 31, 2016, compared to $36.3 million for the year ended December 31, 2015. Impaired loans decreased approximately $1.3 million from December 31, 2015, primarily due to the upgraded credit quality of a large commercial borrower and the partial charge-off and foreclosure of another.  The Company’s balance of impaired loans remains elevated over pre-2009 levels primarily due to performing TDRs, against which there are no valuation allowances.

The following table presents the balances of TDRs at March 31, 2016 and December 31, 2015:

Table 10: Troubled Debt Restructurings (TDRs)

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Performing TDRs	$15,158	$15,535	$(377)	-2.4%
Nonperforming TDRs*	1,209	1,300	(91)	-7.0%
Total TDRs	$16,367	$16,835	$(468)	-2.8%

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

Financial Condition

Summary

At March 31, 2016, the Company had total assets of $1.29 billion, an increase of approximately $15.8 million, or 1.2%, from $1.27 billion at December 31, 2015. The increase in total assets was principally the result of increases in loans and investment securities primarily funded by short-term borrowings, continued deposit growth and a reduction in interest bearing deposits with banks. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Total assets	$1,286,185	$1,270,384	$15,801	1.2%
Interest bearing deposits with banks	3,067	18,304	(15,237)	-83.2%
Securities available for sale, at fair value	236,496	230,943	5,553	2.4%
Securities held to maturity, at carrying value	29,472	29,698	(226)	-0.8%
Total loans	908,950	880,778	28,172	3.2%
Total deposits	998,880	988,719	10,161	1.0%
Total borrowings	149,925	148,760	1,165	0.8%
Total shareholders' equity	130,514	126,275	4,239	3.4%

Investment Securities

The investment securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the investment securities portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment securities portfolio consists of held to maturity and available for sale investment securities. There were no investment securities classified as “trading” at March 31, 2016 or December 31, 2015. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the investment securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Investment securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at estimated fair value.

Table 12: Investment Securities

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Available for Sale (at Fair Value):
Obligations of U.S. Government agencies	$8,000	$9,262	$(1,262)	-13.6%
SBA Pool securities	64,328	63,826	502	0.8%
Agency residential mortgage-backed securities	22,143	23,903	(1,760)	-7.4%
Agency commercial mortgage-backed securities	23,524	18,315	5,209	28.4%
Agency CMO securities	53,396	52,171	1,225	2.3%
Non agency CMO securities	56	61	(5)	-8.2%
State and political subdivisions	63,056	61,405	1,651	2.7%
Corporate securities	1,993	2,000	(7)	-0.4%
Total	$236,496	$230,943	$5,553	2.4%

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$11,186	$11,371	$(185)	-1.6%
State and political subdivisions	18,286	18,327	(41)	-0.2%
Total	$29,472	$29,698	$(226)	-0.8%

Total investment securities were $266.0 million at March 31, 2016, reflecting an increase of approximately $5.3 million, or 2.0%, from $260.6 million at December 31, 2015. The increase in the investment securities portfolio during the first three months of 2016 was the result of investing excess liquidity that resulted from increases in total deposits and borrowings.

During the first three months of 2016, the Company primarily invested in Agency commercial mortgage-backed securities, Agency CMO securities and securities issued by State and political subdivisions. The Company decreased its investments in Agency residential mortgage-backed securities while increasing its investments in Agency commercial mortgage-backed securities and Agency CMO securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. As part of our overall asset/liability management strategy, we are targeting our investment securities portfolio to be approximately 20% of our total assets. As of March 31, 2016 and December 31, 2015, our investment securities portfolio was 20.7% and 20.5%, respectively, of total assets.

The available for sale portfolio had an unrealized gain, net of tax expense, of $581 thousand at March 31, 2016 compared with an unrealized (loss), net of tax benefit, of ($1.7) million at December 31, 2015. These unrealized gains as of March 31, 2016 are principally due to financial market conditions for these types of investments, particularly changes in interest rates, which decreased during the first three months of 2016 causing bond prices to increase and thereby decreased the amount of unrealized losses at March 31, 2016.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $909.0 million at March 31, 2016, an increase of approximately $28.2 million, or 3.2%, from $880.8 million at December 31, 2015. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Commercial, industrial and agricultural	$116,470	$98,828	$17,642	17.9%
Real estate - one to four family residential:
Closed end first and seconds	230,507	232,826	(2,319)	-1.0%
Home equity lines	115,633	116,309	(676)	-0.6%
Total real estate - one to four family residential	346,140	349,135	(2,995)	-0.9%
Real estate - multifamily residential	33,363	29,672	3,691	12.4%
Real estate - construction:
One to four family residential	17,866	19,495	(1,629)	-8.4%
Other construction, land development and other land	49,648	46,877	2,771	5.9%
Total real estate - construction	67,514	66,372	1,142	1.7%
Real estate - farmland	11,431	11,418	13	0.1%
Real estate - non-farm, non-residential:
Owner occupied	186,507	187,224	(717)	-0.4%
Non-owner occupied	111,592	104,456	7,136	6.8%
Total real estate - non-farm, non-residential	298,099	291,680	6,419	2.2%
Consumer	20,964	19,993	971	4.9%
Other	14,969	13,680	1,289	9.4%
Total loans	$908,950	$880,778	$28,172	3.2%

Loans increased during the first three months of 2016 primarily due to organic loan growth and the purchase of loans. However, loan growth in the Company’s rural markets, primarily on the consumer side, remained weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment and increased competition among banks and other financial institutions.

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

Total deposits were $998.9 million as of March 31, 2016, an increase of approximately $10.2 million, or 1.0%, from $988.7 million as of December 31, 2015. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	March 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Noninterest-bearing demand deposits	$189,069	$174,071	$14,998	8.6%

Interest-bearing deposits:
Demand deposits	305,231	306,503	(1,272)	-0.4%
Savings deposits	101,266	97,407	3,859	4.0%
Money market savings deposits	161,718	172,530	(10,812)	-6.3%
Time deposits $100 and over	123,762	119,098	4,664	3.9%
Other time deposits	117,834	119,110	(1,276)	-1.1%
Total interest-bearing deposits	809,811	814,648	(4,837)	-0.6%
Total deposits	$998,880	$988,719	$10,161	1.0%

During the first three months of 2016, the Company’s deposits increased due to organic growth that was in part driven by the Company’s marketing and advertising initiatives. At March 31, 2016 and December 31, 2015, the Company had $61.1 million and $53.8 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are approximately consistent with the market rates offered in our local area. Included in these brokered certificates of deposits as of March 31, 2016 and December 31, 2015 are $35.7 million and $28.4 million, respectively, in deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $149.9 million at March 31, 2016, an increase of approximately $1.2 million, or 0.8%, from $148.8 million at December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2015 Form 10-K.

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2015 Form 10-K.

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

Cash, cash equivalents and federal funds sold totaled $15.4 million as of March 31, 2016 compared to $32.0 million as of December 31, 2015. At March 31, 2016, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $215.7 million, or 16.8%, of total assets, compared to $204.4 million, or 16.1%, of total assets at December 31, 2015.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $4.4 million, net cash used in investing activities was $31.9 million and net cash provided by financing activities was $10.9 million for the three months ended March 31, 2016. Combined, this contributed to a $16.6 million decrease in cash and cash equivalents for the three months ended March 31, 2016.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $380.9 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $60.0 million at March 31, 2016. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $63.8 million at March 31, 2016.

As of March 31, 2016, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2016, the Company has no material commitments or long-term debt for capital expenditures.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet regulatory capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015, and the phase-in period for the capital conservation buffer began for the Company and the Bank on January 1, 2016. For a summary of these final rules, see Part I, Item 1 under the heading “Regulation and Supervision – Capital Requirements” included in the Company’s 2015 Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The capital conservation buffer requires that the Company and the Bank maintain additional CET1 above minimum capital adequacy requirements. Management believes, as of March 31, 2016, the Bank meets all minimum capital requirements to which it is subject.

As of March 31, 2016, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of March 31, 2016 and December 31, 2015 are presented under Item 1. “Financial Statements,” under the heading “Note 14. Capital Requirements” in this Quarterly Report on Form 10-Q.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years, and may be further limited if the Bank does not meet the applicable capital conservation buffer. For the three months ended March 31, 2016 and 2015, no cash dividends have been paid from the Bank to the Company.

The Company’s Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions including limits that would be imposed if the Company fails to meet the capital conservation buffer.

For the three months ended March 31, 2016, the Company paid $0.02 of cash dividends to common shareholders and the holders of the Company’s Series B Preferred Stock, as compared to paying $0.01 of cash dividends in the same period of 2015.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. The primary effect of inflation on the Company’s operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are significantly impacted by changes in the inflation rate, they do not necessarily change at the same time or in the same magnitude as the inflation rate. For additional information, see the Company’s 2015 Form 10-K in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Impact of Inflation and Changing Prices.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Company’s 2015 Form 10-K.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2016 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2015 Form 10-K. These risk factors could materially affect our business, financial condition or future results.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock under the program.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended March 31, 2016.

			Total Number	Maximum Number
			of Shares	(or Approximate Dollar
	Total Number		Purchased as Part of	Value) of Shares that May
	of Shares	Average Price Paid	Publicly Announced	Yet Be Purchased Under
(dollars in thousands, except for per share amounts)	Purchased	per Share	Plans or Programs	the Plans or Programs
January 1, 2016 - January 31, 2016	-	$-	-	-
February 1, 2016 - February 29, 2016	-	-	-	-
March 1, 2016 - March 31, 2016	1,415	6.69	-	-
Total(1)	1,415	$6.69	-	651,477 shares

(1)	These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares of the Company’s common stock. Accordingly, these shares are not included in the calculation of shares that may yet be purchased under the publicly announced repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

*      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	May 10, 2016	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

