Form 10-Q
period 2016-06-30
EASTERN VIRGINIA BANKSHARES INC
filed 2016-08-09
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant’s Common Stock outstanding as of August 5, 2016 was 13,100,832.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015*
	(unaudited)
Assets:
Cash and due from banks	$13,706	$13,451
Interest bearing deposits with banks	13,114	18,304
Federal funds sold	52	200
Securities available for sale, at fair value	231,497	230,943
Securities held to maturity, at carrying value (fair value of $30,460 and $30,575, respectively)	29,155	29,698
Restricted securities, at cost	9,412	8,959
Loans, net of allowance for loan losses of $10,467 and $11,327, respectively	898,955	869,451
Deferred income taxes, net	12,016	15,060
Bank premises and equipment, net	27,948	27,836
Accrued interest receivable	4,139	4,059
Other real estate owned, net of valuation allowance of $2 and $2, respectively	2,280	520
Goodwill	17,085	17,085
Bank owned life insurance	25,416	25,099
Other assets	10,182	9,719
Total assets	$1,294,957	$1,270,384

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$191,945	$174,071
Interest-bearing deposits	806,642	814,648
Total deposits	998,587	988,719
Federal funds purchased and repurchase agreements	6,701	5,015
Short-term borrowings	120,905	114,413
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,072	19,022
Accrued interest payable	680	590
Other liabilities	6,010	6,040
Total liabilities	1,162,265	1,144,109

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding
13,101,448 and 13,029,550 including 177,221 and 121,271 nonvested shares in 2016 and 2015, respectively	25,848	25,817
Surplus	49,047	48,923
Retained earnings	48,346	44,941
Accumulated other comprehensive loss, net	(1,029)	(3,886)
Total shareholders' equity	132,692	126,275
Total liabilities and shareholders' equity	$1,294,957	$1,270,384

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$10,996	$10,382
Interest on investments:
Taxable interest income	1,463	1,185
Tax exempt interest income	23	268
Dividends	127	96
Interest on deposits with banks	10	4
Total interest and dividend income	12,619	11,935

Interest Expense
Deposits	1,086	934
Federal funds purchased and repurchase agreements	7	13
Short-term borrowings	118	37
Junior subordinated debt	92	81
Senior subordinated debt	351	264
Total interest expense	1,654	1,329
Net interest income	10,965	10,606
Provision for Loan Losses	-	-
Net interest income after provision for loan losses	10,965	10,606
Noninterest Income
Service charges and fees on deposit accounts	728	673
Debit card/ATM fees	448	442
Gain on sale of available for sale securities, net	172	26
(Loss) on sale of bank premises and equipment	(5)	(30)
Earnings on bank owned life insurance policies	159	168
Other operating income	170	253
Total noninterest income	1,672	1,532
Noninterest Expenses
Salaries and employee benefits	5,486	5,523
Occupancy and equipment expenses	1,340	1,392
Telephone	209	210
FDIC expense	204	254
Consultant fees	232	546
Collection, repossession and other real estate owned	167	126
Marketing and advertising	477	346
Loss (gain) on sale of other real estate owned	2	(6)
Merger and merger related expenses	-	3
Other operating expenses	1,840	1,805
Total noninterest expenses	9,957	10,199
Income before income taxes	2,680	1,939
Income Tax Expense	770	432
Net Income	$1,910	$1,507
Effective dividend on Series A Preferred Stock	-	166
Net income available to common shareholders	$1,910	$1,341

Net income per common share: basic and diluted	$0.11	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2016	2015
Net income	$1,910	$1,507
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $323 and ($1,066), respectively)	626	(2,070)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $9 and $19, respectively)	20	38
Less: reclassification adjustment for securities gains included in net income (net of tax, $58 and $8, respectively)	(114)	(18)
Other comprehensive income (loss)	532	(2,050)
Comprehensive income (loss)	$2,442	$(543)

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$21,949	$20,573
Interest on investments:
Taxable interest income	2,969	2,387
Tax exempt interest income	93	528
Dividends	242	204
Interest on deposits with banks	20	8
Total interest and dividend income	25,273	23,700

Interest Expense
Deposits	2,157	1,985
Federal funds purchased and repurchase agreements	14	31
Short-term borrowings	240	79
Junior subordinated debt	180	161
Senior subordinated debt	702	264
Total interest expense	3,293	2,520
Net interest income	21,980	21,180
Provision for Loan Losses	17	-
Net interest income after provision for loan losses	21,963	21,180
Noninterest Income
Service charges and fees on deposit accounts	1,467	1,336
Debit card/ATM fees	845	805
Gain on sale of available for sale securities, net	237	51
(Loss) on sale of bank premises and equipment	(9)	(27)
Earnings on bank owned life insurance policies	318	323
Other operating income	365	563
Total noninterest income	3,223	3,051
Noninterest Expenses
Salaries and employee benefits	10,734	11,011
Occupancy and equipment expenses	2,770	2,906
Telephone	417	407
FDIC expense	407	426
Consultant fees	454	889
Collection, repossession and other real estate owned	332	215
Marketing and advertising	938	663
Loss on sale of other real estate owned	3	26
Impairment losses on other real estate owned	-	5
Merger and merger related expenses	-	224
Other operating expenses	3,321	3,394
Total noninterest expenses	19,376	20,166
Income before income taxes	5,810	4,065
Income Tax Expense	1,673	949
Net Income	$4,137	$3,116
Effective dividend on Series A Preferred Stock	-	386
Net income available to common shareholders	$4,137	$2,730

Net income per common share: basic and diluted	$0.23	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Net income	$4,137	$3,116
Other comprehensive income (loss), net of tax:
Unrealized securities gains (losses) arising during period (net of tax, $1,532 and ($308), respectively)	2,976	(597)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $19 and $33, respectively)	38	64
Less: reclassification adjustment for securities gains included in net income (net of tax, $80 and $17, respectively)	(157)	(34)
Other comprehensive income (loss)	2,857	(567)
Comprehensive income	$6,994	$2,549

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2016 and 2015

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A *	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274
Net income	-	-	-	-	3,116	-	3,116
Other comprehensive (loss)	-	-	-	-	-	(567)	(567)
Cash dividends - preferred stock, Series A	-	-	-	-	(547)	-	(547)
Cash dividends - preferred stock, Series B	-	-	-	-	(105)	-	(105)
Cash dividends - common stock ($0.02 per share)	-	-	-	-	(260)	-	(260)
Repurchase of preferred stock, Series A	-	(14,000)	-	-	-	-	(14,000)
Repurchase of common stock	(1)	-	-	-	-	-	(1)
Repurchase of warrants	-	(1,481)	-	1,366	-	-	(115)
Stock based compensation	-	-	-	114	-	-	114
Restricted common stock vested	22	-	-	(22)	-	-	-
Balance, June 30, 2015	$25,771	$-	$10,480	$48,797	$41,494	$(4,633)	$121,909

Balance, December 31, 2015	$25,817	$-	$10,480	$48,923	$44,941	$(3,886)	$126,275
Net income	-	-	-	-	4,137	-	4,137
Other comprehensive income	-	-	-	-	-	2,857	2,857
Cash dividends - preferred stock, Series B	-	-	-	-	(210)	-	(210)
Cash dividends - common stock ($0.04 per share)	-	-	-	-	(522)	-	(522)
Repurchase of common stock	(3)	-	-	(6)	-	-	(9)
Stock based compensation	-	-	-	152	-	-	152
Director stock grant	3	-	-	9	-	-	12
Restricted common stock vested	31	-	-	(31)	-	-	-
Balance, June 30, 2016	$25,848	$-	$10,480	$49,047	$48,346	$(1,029)	$132,692

*For the purposes of this table, Preferred Stock Series A includes the effect of the Warrant (prior to its repurchase by the Company during the second quarter of 2015) issued in connection with the sale of the Preferred Stock Series A and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$4,137	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17	-
Depreciation and amortization	1,257	1,250
Stock based compensation	152	114
Deferred taxes	1,573	885
Amortization of debt issuance costs	52	15
Net accretion of certain acquisition related fair value adjustments	(118)	(402)
Net amortization of premiums and accretion of discounts on investment securities, net	1,483	1,506
(Gain) on sale of available for sale securities, net	(237)	(51)
Loss on sale of bank premises and equipment	9	27
Loss on sale of other real estate owned	3	26
Impairment losses on other real estate owned	-	5
Loss on LLC investments	136	145
Earnings on bank owned life insurance policies	(318)	(323)
Net change in:
Accrued interest receivable	(80)	23
Other assets	(709)	(1,942)
Accrued interest payable	90	214
Other liabilities	(30)	871
Net cash provided by operating activities	7,417	5,479
Investing Activities:
Purchase of securities available for sale	(48,790)	(48,580)
Purchase of securities held to maturity	-	(22)
Purchase of restricted securities	(5,636)	(4,347)
Purchases of bank premises and equipment	(1,378)	(2,727)
Purchases of loans	(5,825)	(11,651)
Improvements to other real estate owned	(12)	(1)
Net change in loans	(25,775)	(9,712)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	14,602	12,537
Maturities, calls, and paydowns of securities held to maturity	381	1,351
Sale of securities available for sale	36,878	19,970
Sale of restricted securities	5,183	3,762
Sale of bank premises and equipment	-	255
Sale of other real estate owned	573	1,548
Net cash (used in) investing activities	(29,799)	(37,617)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	8,660	33,650
Time deposits	1,192	(15,747)
Federal funds purchased and repurchase agreements	1,686	(6,396)
Short-term borrowings	6,492	17,787
Senior subordinated debt	-	20,000
Debt issuance costs	(2)	(875)
Director stock grant	12	-
Repurchase of preferred stock, Series A	-	(14,000)
Repurchase of common stock	(9)	(1)
Repurchase of warrants	-	(115)
Dividends paid - preferred stock, Series A	-	(547)
Dividends paid - preferred stock, Series B	(210)	(105)
Dividends paid - common stock	(522)	(260)
Net cash provided by financing activities	17,299	33,391
Net (decrease) increase in cash and cash equivalents	(5,083)	1,253
Cash and cash equivalents, December 31	31,955	19,630
Cash and cash equivalents, June 30	$26,872	$20,883
Supplemental disclosure:
Interest paid	$3,203	$2,306
Income taxes paid	$100	$64
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$4,271	$(956)
Loans transferred to other real estate owned	$(2,324)	$(1,084)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Company”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), which is unconsolidated, and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will be required to use additional forward-looking information when determining their credit loss estimates. It is anticipated that many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques are expected to change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for public companies that file reports with the SEC for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from VCB had the following impact on the consolidated statements of income during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2016	2015	2016	2015
Loans(1)	$122	$318	$245	$596
Core deposit intangible(2)	(54)	(63)	(111)	(129)
Time deposits(3)	(6)	(31)	(16)	(65)
Net impact to income before income taxes	$62	$224	$118	$402

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and Dividend Income” in the consolidated statements of income.
(2)	Core deposit intangible premium amortization is included in the “Other operating expenses” section of “Noninterest Expenses” in the consolidated statements of income.
(3)	Time deposit premium amortization is included in the “Deposits” section of “Interest Expense” in the consolidated statements of income.

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of investment securities at June 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$5,998	$35	$8	$6,025
SBA Pool securities	61,168	248	302	61,114
Agency residential mortgage-backed securities	29,765	45	130	29,680
Agency commercial mortgage-backed securities	23,198	502	-	23,700
Agency CMO securities	51,178	318	265	51,231
Non agency CMO securities	51	1	-	52
State and political subdivisions	56,483	1,268	56	57,695
Corporate securities	2,000	-	-	2,000
Total	$229,841	$2,417	$761	$231,497

(dollars in thousands)	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$9,404	$-	$142	$9,262
SBA Pool securities	64,866	25	1,065	63,826
Agency residential mortgage-backed securities	24,250	7	354	23,903
Agency commercial mortgage-backed securities	18,503	-	188	18,315
Agency CMO securities	52,870	130	829	52,171
Non agency CMO securities*	61	-	-	61
State and political subdivisions	61,604	303	502	61,405
Corporate securities	2,000	-	-	2,000
Total	$233,558	$465	$3,080	$230,943

*The combined unrealized gains on these securities were less than $1.

(dollars in thousands)	June 30, 2016
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$10,957	$48	$10,909	$331	$-	$11,240
State and political subdivisions	18,680	434	18,246	974	-	19,220
Total	$29,637	$482	$29,155	$1,305	$-	$30,460

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2015
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,430	$59	$11,371	$305	$-	$11,676
State and political subdivisions	18,807	480	18,327	572	-	18,899
Total	$30,237	$539	$29,698	$877	$-	$30,575

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There were no investment securities classified as “Trading” at June 30, 2016 or December 31, 2015. During the fourth quarter of 2013, the Company transferred investment securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those investment securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss, net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being accreted over the remaining life of the investment securities as an adjustment to interest income.

At June 30, 2016, the Company’s mortgage-backed investment securities consisted of commercial and residential mortgage-backed investment securities. The Company’s mortgage-backed investment securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The amortized cost, carrying value and fair value of investment securities at June 30, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	June 30, 2016
Available for Sale:	Amortized Cost	Fair Value
Due in one year or less	$1,843	$1,863
Due after one year through five years	95,972	96,367
Due after five years through ten years	118,311	119,664
Due after ten years	13,715	13,603
Total	$229,841	$231,497

(dollars in thousands)	June 30, 2016
Held to Maturity:	Carrying Value	Fair Value
Due in one year or less	$1,015	$1,024
Due after one year through five years	22,561	23,542
Due after five years through ten years	4,832	5,121
Due after ten years	747	773
Total	$29,155	$30,460

The following table presents the gross realized gains and losses on the sale of investment securities available for sale and proceeds from the sale of investment securities available for sale during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Realized gains (losses):
Gross realized gains	$287	$249	$372	$294
Gross realized (losses)	(115)	(223)	(135)	(243)
Net realized gains	$172	$26	$237	$51
Proceeds from sales of investment securities available for sale	$23,947	$15,580	$36,878	$19,970

Proceeds from maturities, calls and paydowns of investment securities available for sale for the six months ended June 30, 2016 and 2015 were $14.6 million and $12.5 million, respectively. Proceeds from maturities, calls and paydowns of investment securities held to maturity for the six months ended June 30, 2016 and 2015 were $381 thousand and $1.4 million, respectively.

The Company pledges investment securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Investment securities with an aggregate book value of $67.2 million and an aggregate fair value of $68.4 million were pledged at June 30, 2016. Investment securities with both aggregate book and fair values of $88.0 million were pledged at December 31, 2015.

Investment securities in an unrealized loss position at June 30, 2016, by duration of the period of the unrealized loss, are shown below:

	June 30, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Investment Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$4,490	$8	$4,490	$8
SBA Pool securities	3,646	17	32,060	285	35,706	302
Agency residential mortgage-backed securities	11,223	90	6,194	40	17,417	130
Agency CMO securities	14,992	148	9,102	117	24,094	265
State and political subdivisions	2,665	16	2,808	40	5,473	56
Total	$32,526	$271	$54,654	$490	$87,180	$761

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

Based on the Company’s evaluation, management does not believe any unrealized losses at June 30, 2016, represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, and are not attributable to credit deterioration. Interest rates have generally declined since December 31, 2015, which has caused the fair values of our investments to generally increase thereby reducing the amount of unrealized losses present at that time. At June 30, 2016, there were 70 debt investment securities with fair values totaling $87.2 million considered temporarily impaired. Of these debt investment securities, 26 with fair values totaling $32.5 million were in an unrealized loss position of less than 12 months and 44 with fair values totaling $54.7 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investment securities before a recovery of unrealized losses, the Company does not consider these investment securities to be other-than-temporarily impaired at June 30, 2016 and no impairment has been recognized. At June 30, 2016, there were no equity investment securities in an unrealized loss position.

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $6.4 million and $5.9 million at June 30, 2016 and December 31, 2015, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning July 1, 2015, and ending June 30, 2016, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$111,782	12.29%	$98,828	11.22%
Real estate - one to four family residential:
Closed end first and seconds	221,580	24.36%	232,826	26.43%
Home equity lines	117,238	12.89%	116,309	13.20%
Total real estate - one to four family residential	338,818	37.25%	349,135	39.63%
Real estate - multifamily residential	32,833	3.61%	29,672	3.37%
Real estate - construction:
One to four family residential	19,133	2.10%	19,495	2.21%
Other construction, land development and other land	64,477	7.09%	46,877	5.32%
Total real estate - construction	83,610	9.19%	66,372	7.53%
Real estate - farmland	11,313	1.24%	11,418	1.30%
Real estate - non-farm, non-residential:
Owner occupied	181,853	20.01%	187,224	21.27%
Non-owner occupied	112,081	12.32%	104,456	11.86%
Total real estate - non-farm, non-residential	293,934	32.33%	291,680	33.13%
Consumer	21,420	2.36%	19,993	2.27%
Other	15,712	1.73%	13,680	1.55%
Total loans	909,422	100.00%	880,778	100.00%
Less allowance for loan losses	(10,467)		(11,327)
Loans, net	$898,955		$869,451

Deferred costs and (fees), net are included in the table above and totaled $1.7 million and $1.6 million for June 30, 2016 and December 31, 2015, respectively.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$65	$-	$-	$65	$111,717	$111,782
Real estate - one to four family residential:
Closed end first and seconds	2,180	366	3,849	6,395	215,185	221,580
Home equity lines	-	66	428	494	116,744	117,238
Total real estate - one to four family residential	2,180	432	4,277	6,889	331,929	338,818
Real estate - multifamily residential	-	-	-	-	32,833	32,833
Real estate - construction:
One to four family residential	5	-	-	5	19,128	19,133
Other construction, land development and other land	-	-	-	-	64,477	64,477
Total real estate - construction	5	-	-	5	83,605	83,610
Real estate - farmland	-	-	-	-	11,313	11,313
Real estate - non-farm, non-residential:
Owner occupied	-	-	1,633	1,633	180,220	181,853
Non-owner occupied	263	-	676	939	111,142	112,081
Total real estate - non-farm, non-residential	263	-	2,309	2,572	291,362	293,934
Consumer	32	70	-	102	21,318	21,420
Other	-	-	-	-	15,712	15,712
Total loans	$2,545	$502	$6,586	$9,633	$899,789	$909,422

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$149	$-	$193	$342	$98,486	$98,828
Real estate - one to four family residential:
Closed end first and seconds	2,748	1,322	4,647	8,717	224,109	232,826
Home equity lines	1,166	-	250	1,416	114,893	116,309
Total real estate - one to four family residential	3,914	1,322	4,897	10,133	339,002	349,135
Real estate - multifamily residential	-	-	-	-	29,672	29,672
Real estate - construction:
One to four family residential	11	-	89	100	19,395	19,495
Other construction, land development and other land	-	-	-	-	46,877	46,877
Total real estate - construction	11	-	89	100	66,272	66,372
Real estate - farmland	-	-	-	-	11,418	11,418
Real estate - non-farm, non-residential:
Owner occupied	1,637	-	624	2,261	184,963	187,224
Non-owner occupied	-	-	676	676	103,780	104,456
Total real estate - non-farm, non-residential	1,637	-	1,300	2,937	288,743	291,680
Consumer	377	4	-	381	19,612	19,993
Other	-	-	-	-	13,680	13,680
Total loans	$6,088	$1,326	$6,479	$13,893	$866,885	$880,778

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans	$5,797	$6,175
Loans past due 90 days and accruing interest	2,571	1,117
Troubled debt restructurings (accruing)	14,224	15,535

At June 30, 2016 and December 31, 2015, there were approximately $1.8 million and $1.3 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$481	$2,760	$3,241	$549	$3,476	$4,025
Real estate - one to four family residential:
Closed end first and seconds	1,132	6,086	7,218	1,116	6,290	7,406
Home equity lines	32	8,961	8,993	32	9,955	9,987
Total real estate - one to four family residential	1,164	15,047	16,211	1,148	16,245	17,393
Real estate - multifamily residential	-	1,822	1,822	-	1,988	1,988
Real estate - construction:
One to four family residential	-	442	442	-	515	515
Other construction, land development and other land	264	2,013	2,277	275	1,910	2,185
Total real estate - construction	264	2,455	2,719	275	2,425	2,700
Real estate - non-farm, non-residential:
Owner occupied	4,237	15,042	19,279	4,296	16,528	20,824
Non-owner occupied	1,512	9,436	10,948	1,600	10,847	12,447
Total real estate - non-farm, non-residential	5,749	24,478	30,227	5,896	27,375	33,271
Consumer	-	172	172	-	276	276
Other	-	647	647	-	800	800
Total loans	$7,658	$47,381	$55,039	$7,868	$52,585	$60,453

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at June 30, 2016 and December 31, 2015:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2016	2015	2016	2015
Commercial, industrial and agricultural	$131	$193	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	4,061	4,153	1,131	1,117
Home equity lines	727	425	-	-
Total real estate - one to four family residential	4,788	4,578	1,131	1,117
Real estate - construction:
One to four family residential	-	89	-	-
Total real estate - construction	-	89	-	-
Real estate - non-farm, non-residential:
Owner occupied	194	624	1,440	-
Non-owner occupied	677	676	-	-
Total real estate - non-farm, non-residential	871	1,300	1,440	-
Consumer	7	15	-	-
Total loans	$5,797	$6,175	$2,571	$1,117

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

The following table presents commercial loans by credit quality indicator at June 30, 2016:

					Acquired
					Loans -
					Purchased
		Special			Credit
(dollars in thousands)	Pass	Mention	Substandard	Impaired	Impaired	Total
Commercial, industrial and agricultural	$107,943	$2,644	$57	$657	$481	$111,782
Real estate - multifamily residential	32,833	-	-	-	-	32,833
Real estate - construction:
One to four family residential	18,664	213	79	177	-	19,133
Other construction, land development and other land	55,893	2,639	188	5,493	264	64,477
Total real estate - construction	74,557	2,852	267	5,670	264	83,610
Real estate - farmland	10,060	731	-	522	-	11,313
Real estate - non-farm, non-residential:
Owner occupied	158,980	12,254	1,848	4,534	4,237	181,853
Non-owner occupied	95,769	1,286	972	12,542	1,512	112,081
Total real estate - non-farm, non-residential	254,749	13,540	2,820	17,076	5,749	293,934
Total commercial loans	$480,142	$19,767	$3,144	$23,925	$6,494	$533,472

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

At June 30, 2016 and December 31, 2015, the Company did not have any loans classified as Doubtful or Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2016:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$211,643	$9,937	$221,580
Home equity lines	116,635	603	117,238
Total real estate - one to four family residential	328,278	10,540	338,818
Consumer	21,099	321	21,420
Other	15,712	-	15,712
Total consumer loans	$365,089	$10,861	$375,950

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

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2016:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2016	Charge-offs	Recoveries	Provision	June 30, 2016
Commercial, industrial and agricultural	$1,894	$(68)	$49	$61	$1,936
Real estate - one to four family residential:
Closed end first and seconds	1,609	(578)	200	136	1,367
Home equity lines	795	(401)	29	196	619
Total real estate - one to four family residential	2,404	(979)	229	332	1,986
Real estate - multifamily residential	78	-	-	7	85
Real estate - construction:
One to four family residential	295	-	3	3	301
Other construction, land development and other land	2,423	-	1	294	2,718
Total real estate - construction	2,718	-	4	297	3,019
Real estate - farmland	272	-	-	(20)	252
Real estate - non-farm, non-residential:
Owner occupied	1,964	(208)	63	(566)	1,253
Non-owner occupied	1,241	-	61	(232)	1,070
Total real estate - non-farm, non-residential	3,205	(208)	124	(798)	2,323
Consumer	287	(34)	24	61	338
Other	469	(32)	14	77	528
Total	$11,327	$(1,321)	$444	$17	$10,467

The following table presents a rollforward of the Company’s allowance for loan losses for the six months ended June 30, 2015:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	June 30, 2015
Commercial, industrial and agricultural	$1,168	$(80)	$21	$510	$1,619
Real estate - one to four family residential:
Closed end first and seconds	1,884	(332)	13	134	1,699
Home equity lines	1,678	(137)	5	467	2,013
Total real estate - one to four family residential	3,562	(469)	18	601	3,712
Real estate - multifamily residential	89	-	-	13	102
Real estate - construction:
One to four family residential	235	(102)	1	123	257
Other construction, land development and other land	2,670	-	-	(80)	2,590
Total real estate - construction	2,905	(102)	1	43	2,847
Real estate - farmland	144	-	-	(65)	79
Real estate - non-farm, non-residential:
Owner occupied	2,416	(139)	1	(440)	1,838
Non-owner occupied	1,908	-	-	(740)	1,168
Total real estate - non-farm, non-residential	4,324	(139)	1	(1,180)	3,006
Consumer	305	(7)	34	(75)	257
Other	524	(24)	12	153	665
Total	$13,021	$(821)	$87	$-	$12,287

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2016:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$455	$1,481	$-	$1,936	$657	$110,644	$481	$111,782
Real estate - one to four family residential:
Closed end first and seconds	200	1,150	17	1,367	6,088	214,360	1,132	221,580
Home equity lines	-	619	-	619	175	117,031	32	117,238
Total real estate - one to four family residential	200	1,769	17	1,986	6,263	331,391	1,164	338,818
Real estate - multifamily residential	-	85	-	85	-	32,833	-	32,833
Real estate - construction:
One to four family residential	61	240	-	301	177	18,956	-	19,133
Other construction, land development and other land	1,436	1,282	-	2,718	5,493	58,720	264	64,477
Total real estate - construction	1,497	1,522	-	3,019	5,670	77,676	264	83,610
Real estate - farmland	203	49	-	252	522	10,791	-	11,313
Real estate - non-farm, non-residential:
Owner occupied	178	1,075	-	1,253	4,534	173,082	4,237	181,853
Non-owner occupied	651	419	-	1,070	12,542	98,027	1,512	112,081
Total real estate - non-farm, non-residential	829	1,494	-	2,323	17,076	271,109	5,749	293,934
Consumer	76	262	-	338	321	21,099	-	21,420
Other	-	528	-	528	-	15,712	-	15,712
Total	$3,260	$7,190	$17	$10,467	$30,509	$871,255	$7,658	$909,422

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2015:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$562	$1,332	$-	$1,894	$839	$97,440	$549	$98,828
Real estate - one to four family residential:
Closed end first and seconds	517	1,092	-	1,609	8,163	223,547	1,116	232,826
Home equity lines	265	530	-	795	625	115,652	32	116,309
Total real estate - one to four family residential	782	1,622	-	2,404	8,788	339,199	1,148	349,135
Real estate - multifamily residential	-	78	-	78	-	29,672	-	29,672
Real estate - construction:
One to four family residential	67	228	-	295	186	19,309	-	19,495
Other construction, land development and other land	1,263	1,160	-	2,423	5,562	41,040	275	46,877
Total real estate - construction	1,330	1,388	-	2,718	5,748	60,349	275	66,372
Real estate - farmland	210	62	-	272	539	10,879	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	824	1,140	-	1,964	6,336	176,592	4,296	187,224
Non-owner occupied	810	431	-	1,241	12,792	90,064	1,600	104,456
Total real estate - non-farm, non-residential	1,634	1,571	-	3,205	19,128	266,656	5,896	291,680
Consumer	88	199	-	287	338	19,655	-	19,993
Other	-	469	-	469	2	13,678	-	13,680
Total	$4,606	$6,721	$-	$11,327	$35,382	$837,528	$7,868	$880,778

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$657	$657	$68	$589	$455	$848	$9
Real estate - one to four family residential:
Closed end first and seconds	6,088	6,416	3,131	2,957	200	7,447	184
Home equity lines	175	175	175	-	-	648	-
Total real estate - one to four family residential	6,263	6,591	3,306	2,957	200	8,095	184
Real estate - construction:
One to four family residential	177	177	18	159	61	181	4
Other construction, land development and other land	5,493	5,493	-	5,493	1,436	5,517	129
Total real estate - construction	5,670	5,670	18	5,652	1,497	5,698	133
Real estate - farmland	522	525	-	522	203	532	17
Real estate - non-farm, non-residential:
Owner occupied	4,534	4,534	3,448	1,086	178	5,015	118
Non-owner occupied	12,542	12,542	8,901	3,641	651	12,742	288
Total real estate - non-farm, non-residential	17,076	17,076	12,349	4,727	829	17,757	406
Consumer	321	333	6	315	76	330	11
Other	-	-	-	-	-	1	-
Total loans*	$30,509	$30,852	$15,747	$14,762	$3,260	$33,261	$760

*PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non-residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans*	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

*PCI loans are excluded from this table.

Determining the fair value of purchased credit-impaired (“PCI”) loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $8.6 million and $8.8 million and recorded carrying values of $7.7 million and $7.9 million at June 30, 2016 and December 31, 2015, respectively.

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the periods indicated:

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,221	$1,280
Accretion	(125)	(254)
Reclassification of nonaccretable difference due to improvement in expected cash flows	8	32
Other changes, net	10	56
Balance at end of period	$1,114	$1,114

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,029	$1,131
Accretion	(104)	(206)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-	-
Other changes, net	-	-
Balance at end of period	$925	$925

The following table presents, by loan class, information related to loans modified as TDRs during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Real estate - one to four family residential:
Closed end first and seconds	4	$599	$599	-	$-	$-
Total	4	$599	$599	-	$-	$-

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by loan class, information related to loans modified as TDRs during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Commercial, industrial and agricultural	1	$68	$68	-	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	5	640	640	-	-	-
Total	6	$708	$708	-	$-	$-

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by loan class, information related to the loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended June 30, 2016 and 2015 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$350	1	$68
Total	1	$350	1	$68

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$350	1	$68
Total	1	$350	1	$68

At June 30, 2016, $2.2 million in foreclosed residential real estate properties were included in OREO, and $569 thousand in residential real estate loans were in the process of foreclosure.

Note 5. Deferred Income Taxes

As of June 30, 2016 and December 31, 2015, the Company had recorded net deferred income tax assets of approximately $12.0 million and $15.1 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2016 and December 31, 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the Company’s 2015 Form 10-K.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Land and improvements	$6,865	$6,837
Buildings and leasehold improvements	28,696	28,487
Furniture, fixtures and equipment	20,464	20,385
Construction in progress	1,960	1,136
	57,985	56,845
Less accumulated depreciation	(30,037)	(29,009)
Net balance	$27,948	$27,836

Depreciation and amortization of bank premises and equipment for both the six months ended June 30, 2016 and 2015 amounted to $1.3 million.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the six months ended June 30, 2016 and the year ended December 31, 2015:

Federal funds purchased
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$-	$2,440
Average balance for the period	$19	$63
Weighted average rate for the period	1.14%	0.72%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance outstanding at period end	$6,701	$5,015
Maximum balance at any month end during the period	$11,942	$12,392
Average balance for the period	$5,929	$8,002
Weighted average rate for the period	0.47%	0.57%
Weighted average rate at period end	0.46%	0.47%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at June 30, 2016 consisted of $120.9 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2015 consisted of $114.4 million in fixed rate one month advances. Outstanding accrued interest at June 30, 2016 and December 31, 2015 totaled $39 thousand and $14 thousand, respectively.

The table below presents selected information on short-term borrowings during the six months ended June 30, 2016 and the year ended December 31, 2015:

Short-term borrowings
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance outstanding at period end	$120,905	$114,413
Maximum balance at any month end during the period	$122,923	$114,413
Average balance for the period	$115,086	$89,580
Weighted average rate for the period	0.42%	0.22%
Weighted average rate at period end	0.44%	0.32%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. At June 30, 2016 and December 31, 2015, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $385.6 million at June 30, 2016. This line of credit totaled $225.1 million with approximately $104.2 million available at June 30, 2016. As of June 30, 2016 and December 31, 2015, loans with a carrying value of $304.5 million and $307.2 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Note 8. Net Income Per Common Share

The Company applies the two-class method of computing basic and diluted net income per common share.  Under the two-class method, net income per common share is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Based on FASB guidance, the Company considers its Series B Preferred Stock (defined below) to be a participating security. FASB guidance requires that all outstanding unvested share-based payment awards that contain voting rights and rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes unvested shares of the Company’s outstanding restricted common stock.

The following table shows the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share amounts)	June 30, 2016	June 30, 2015
Basic Net Income Per Common Share
Net income available to common shareholders	$1,910	$1,341
Less: Net income allocated to participating securities, Series B Preferred Stock	546	385
Net income allocated to common shareholders	$1,364	$956
Weighted average common shares outstanding for basic net income per common share	13,098,512	13,023,550
Basic net income per common share	$0.11	$0.07

Diluted Net Income Per Common Share
Net income available to common shareholders	$1,910	$1,341
Weighted average common shares outstanding for basic net income per common share	13,098,512	13,023,550
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,338,704	18,263,742
Diluted net income per common share	$0.11	$0.07

	Six Months Ended
(dollars in thousands, except share and per share amounts)	June 30, 2016	June 30, 2015
Basic Net Income Per Common Share
Net income available to common shareholders	$4,137	$2,730
Less: Net income allocated to participating securities, Series B Preferred Stock	1,184	784
Net income allocated to common shareholders	$2,953	$1,946
Weighted average common shares outstanding for basic net income per common share	13,066,880	13,004,595
Basic net income per common share	$0.23	$0.15

Diluted Net Income Per Common Share
Net income available to common shareholders	$4,137	$2,730
Weighted average common shares outstanding for basic net income per common share	13,066,880	13,004,595
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,307,072	18,244,787
Diluted net income per common share	$0.23	$0.15

At June 30, 2016 and 2015, options to acquire 67,525 and 102,887 shares of common stock, respectively, were not included in computing diluted net income per common share for the three and six months ended June 30, 2016 and 2015 because their effects were anti-dilutive.

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

On April 19, 2007, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) to enhance the Company’s ability to recruit and retain officers, directors, employees, consultants and advisors with ability and initiative and to encourage such persons to have a greater financial interest in the Company. Under the 2007 Plan, the Company could issue up to 400,000 additional shares of common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units. No additional awards may be granted under the 2007 plan. Any awards previously granted under the 2007 Plan that were outstanding as of May 19, 2016 remain outstanding and will vest in accordance with their regular terms.

On May 19, 2016, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (the “2016 Plan”) to promote the success of the Company by providing incentives to key employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company and with growth in shareholder value consistent with the Company’s risk management practices. The 2016 Plan authorizes the Company to issue up to 500,000 additional shares of common stock pursuant to stock options, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards. There were 500,000 shares still available to be granted as awards under the 2016 Plan as of June 30, 2016.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the six months ended June 30, 2016 and 2015. There was no remaining unrecognized compensation expense related to stock options at June 30, 2016, and there was no stock option compensation expense for three and six months ended June 30, 2016 or 2015.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value*
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at December 31, 2015	67,525	$18.12
Stock options outstanding at June 30, 2016	67,525	$18.12	1.11	$-

Stock options exercisable at June 30, 2016	67,525	$18.12	1.11	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at June 30, 2016:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$21.16	28,525	0.25 years
$19.25	20,000	1.25 years
$12.36	19,000	2.25 years
$18.12	67,525	1.11 years

On April 29, 2016, the Company granted 6,500 shares of restricted stock under the 2007 Plan to various senior officers of the Bank. All of the shares are subject to time vesting over a one-year period and will vest on April 29, 2017. On March 24, 2016, the Company granted 65,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2017.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2019 to the extent certain financial performance requirements for fiscal year 2018 are met. On March 19, 2015, the Company granted 45,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2016.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2018 to the extent certain financial performance requirements for fiscal year 2017 are met. On October 15, 2014, the Company granted 42,500 shares of restricted stock under the 2007 Plan to its executive officers.  Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2015.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2017 to the extent certain financial performance requirements for fiscal year 2016 are met.

For the three and six months ended June 30, 2016, restricted stock compensation expense was $91 thousand and $152 thousand, respectively, compared to restricted stock compensation expense of $63 thousand and $114 thousand, respectively, for the same periods in 2015, and in each case was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.00 per share for the April 29, 2016 awards, $6.80 per share for the March 24, 2016 awards, $6.28 per share for the March 19, 2015 awards and $6.10 per share for the October 15, 2014 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of June 30, 2016, and changes during the six months ended June 30, 2016, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of December 31, 2015	121,271	$6.01
Granted	71,500	6.82
Vested	(15,550)	5.11
Nonvested as of June 30, 2016	177,221	$6.42

At June 30, 2016, there was $828 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

Note 10. Employee Benefit Plan – Pension

The Company historically maintained a defined benefit pension plan covering substantially all of the Company’s employees. The plan was amended January 28, 2008 to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participants’ account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. Components of net periodic pension benefit related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Components of net periodic pension (benefit)
Interest cost	$99	$101	$197	$202
Expected return on plan assets	(159)	(179)	(317)	(357)
Amortization of prior service cost	2	3	4	5
Recognized net actuarial loss	26	27	53	54
Net settlement loss	-	53	-	53
Net periodic pension (benefit)	$(32)	$5	$(63)	$(43)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of June 30, 2016.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$6,025	$-	$6,025
SBA Pool securities	-	61,114	-	61,114
Agency residential mortgage-backed securities	-	29,680	-	29,680
Agency commercial mortgage-backed securities	-	23,700	-	23,700
Agency CMO securities	-	51,231	-	51,231
Non agency CMO securities	-	52	-	52
State and political subdivisions	-	57,695	-	57,695
Corporate securities	-	2,000	-	2,000
Total securities available for sale	$-	$231,497	$-	$231,497

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$9,262	$-	$9,262
SBA Pool securities	-	63,826	-	63,826
Agency residential mortgage-backed securities	-	23,903	-	23,903
Agency commercial mortgage-backed securities	-	18,315	-	18,315
Agency CMO securities	-	52,171	-	52,171
Non agency CMO securities	-	61	-	61
State and political subdivisions	-	61,405	-	61,405
Corporate securities	-	2,000	-	2,000
Total securities available for sale	$-	$230,943	$-	$230,943

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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Impaired loans	$-	$-	$11,502	$11,502
Other real estate owned	$-	$-	$2,280	$2,280

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Impaired loans	$-	$-	$15,394	$15,394
Other real estate owned	$-	$-	$520	$520

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2016 and December 31, 2015:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2016

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$11,502	Discounted appraised value	Selling cost	0% - 33% (12%)
			Discount for lack of marketability and age of appraisal	0% - 41% (8%)

Other real estate owned	$2,280	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 60% (13%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2015

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$15,394	Discounted appraised value	Selling cost	0% - 24% (13%)
			Discount for lack of marketability and age of appraisal	0% - 30% (4%)

Other real estate owned	$520	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 36% (5%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At June 30, 2016 and December 31, 2015, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	June 30,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and short-term investments*	$13,758	$13,758	$-	$-	$13,758
Interest bearing deposits with banks	13,114	13,114	-	-	13,114
Securities available for sale	231,497	-	231,497	-	231,497
Securities held to maturity	29,155	-	30,460	-	30,460
Restricted securities	9,412	-	9,412	-	9,412
Loans, net	898,955	-	-	899,008	899,008
Bank owned life insurance	25,416	-	25,416	-	25,416
Accrued interest receivable	4,139	-	4,139	-	4,139
Total	$1,225,446	$26,872	$300,924	$899,008	$1,226,804

Liabilities:
Noninterest-bearing demand deposits	$191,945	$191,945	$-	$-	$191,945
Interest-bearing deposits	806,642	-	766,891	-	766,891
Short-term borrowings**	127,606	127,606	-	-	127,606
Junior subordinated debt	10,310	-	11,402	-	11,402
Senior subordinated debt***	19,072	-	21,181	-	21,181
Accrued interest payable	680	-	680	-	680
Total	$1,156,255	$319,551	$800,154	$-	$1,119,705

*Includes federal funds sold.

**Includes federal funds purchased and repurchase agreements.

***Net of unamortized debt issuance costs of $928.

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

Note 13. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2016 and December 31, 2015, the interest rate was 3.61% and 3.48%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2016 and December 31, 2015, all of the trust preferred securities qualified as Tier 1 capital.

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

On April 22, 2015, the Company entered into a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 ("Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At June 30, 2016, all of the Senior Subordinated Debt qualified as Tier 2 capital. At June 30, 2016, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $928 thousand.

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

As of June 30, 2016, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of June 30, 2016 and December 31, 2015, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of June 30, 2016			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements*	Provisions
CET1 to risk weighted assets:
Company	9.6527%	5.1250%	N/A
Bank	13.2451%	5.1250%	6.5000%

Tier 1 capital to risk weighted assets:
Company	12.6748%	6.6250%	N/A
Bank	13.2451%	6.6250%	8.0000%

Total capital to risk weighted assets:
Company	15.9683%	8.6250%	N/A
Bank	14.3744%	8.6250%	10.0000%

Tier 1 capital to average assets:
Company	9.2697%	4.0000%	N/A
Bank	9.6921%	4.0000%	5.0000%

*	Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (0.625%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.625% from 2015 to 2019, with full implementation in January 2019 (2.5%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirements. Failure to maintain the prescribed levels places limitations on capital distributions and discretionary bonuses to executives. As of June 30, 2016, the capital conservation buffer of the Company and the Bank was 5.1527% and 6.3744%, respectively.

			Minimum to be
As of December 31, 2015			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
CET1 to risk weighted assets:
Company	9.8000%	4.5000%	N/A
Bank	13.0200%	4.5000%	6.5000%

Tier 1 capital to risk weighted assets:
Company	12.6600%	6.0000%	N/A
Bank	13.0200%	6.0000%	8.0000%

Total capital to risk weighted assets:
Company	16.1700%	8.0000%	N/A
Bank	14.2700%	8.0000%	10.0000%

Tier 1 capital to average assets:
Company	9.2000%	4.0000%	N/A
Bank	9.4600%	4.0000%	5.0000%

Note 15. Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at June 30, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.6 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the six months ended June 30, 2016 and 2015 were $235 thousand and $238 thousand, respectively. Total projected tax credits to be received for 2016 are $319 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.0 million at both June 30, 2016 and December 31, 2015 and are included in other liabilities on the consolidated balance sheets.

Note 16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2016 and 2015 are summarized as follows:

(dollars in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized (Losses) on Available for Sale Securities Transferred to Held to Maturity	Adjustments Related to Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(1,726)	$(356)	$(1,804)	$(3,886)
Other comprehensive income before reclassification and amortization	2,976	-	-	2,976
Reclassification adjustment for gains included in net income	(157)	-	-	(157)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	-	38	-	38
Net current period other comprehensive income	2,819	38	-	2,857
Balance at June 30, 2016	$1,093	$(318)	$(1,804)	$(1,029)

Balance at December 31, 2014	$(1,476)	$(478)	$(2,112)	$(4,066)
Other comprehensive (loss) before reclassification and amortization	(597)	-	-	(597)
Reclassification adjustment for gains included in net income	(34)	-	-	(34)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	-	64	-	64
Net current period other comprehensive (loss)	(631)	64	-	(567)
Balance at June 30, 2015	$(2,107)	$(414)	$(2,112)	$(4,633)

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

During the three and six months ended June 30, 2016 and 2015, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Gains on sale of available for sale securities	$172	$26	$237	$51
Less: tax effect	(58)	(8)	(80)	(17)
Net gains on the sale of available for sale securities	$114	$18	$157	$34

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(29)	$(57)	$(57)	$(97)
Less: tax effect	9	19	19	33
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(20)	$(38)	$(38)	$(64)

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Exchange Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance of portions of the Company’s asset portfolio, future changes to the Bank’s branch network, the pending relocation of the Company’s corporate headquarters and the payment of dividends; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the Company’s liquidity; (vi) statements of management’s expectations regarding future trends in interest rates, real estate values, business opportunities and economic conditions generally and in the Company’s markets; (vii) statements regarding future asset quality, including expected levels of charge-offs; (viii) statements regarding potential changes to laws, regulations or administrative guidance; (ix) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives; and (x) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;

❑	our ability and efforts to assess, manage and improve our asset quality;
❑	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
❑	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the strength of the Company’s counterparties;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;
❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Capital Rules;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
❑	the effects of cyber-attacks or other security breaches;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	future mergers or acquisitions, if any;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;
❑	our ability to realize our deferred tax assets;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

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

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination in accordance with the FASB ASC Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between PCI loans and purchased performing loans and are recorded at fair value on the date of acquisition without the carryover of the related allowance for loan losses.

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

Retirement Plan

The Company historically maintained a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended on February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first six months of 2016, the national and local economies continued to show slow, but measured signs of recovery with the main challenges continuing to be underemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the improvements seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Preferred Stock and Warrant” in this Quarterly Report on Form 10-Q), respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area and contribute to loan portfolio growth and diversification;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. Dividends of $0.01 were declared as of March 6, 2015 and May 8, 2015, which were paid on March 20, 2015 and May 22, 2015, respectively. Dividends of $0.02 were declared as of August 7, 2015, November 7, 2015, February 19, 2016 and May 6, 2016, which were paid on August 21, 2015, November 20, 2015, March 4, 2016 and May 20, 2016, respectively;
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt (as defined in Item 1 “Financial Statements,” under the heading “Note 13. Junior and Senior Subordinated Debt” in this Quarterly Report on Form 10-Q) in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Preferred Stock and Warrant” in this Quarterly Report on Form 10-Q), that was issued to the Treasury through the Capital Purchase Program; and
•	Announcing in the second quarter of 2016 plans to relocate the Company’s corporate headquarters to the Innsbrook business park in Glen Allen, Virginia in early fall 2016 in order to increase collaboration and productivity, while gaining operating efficiencies throughout the Company. The new headquarters will also provide the Company with the space and flexibility needed to continue to grow and reach new customers.

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

While the Company has largely worked through the economic challenges of the past few years and believes that it is positioned for future success, in significant part due to the successful execution of the strategic initiatives summarized above, the Company will continue to evaluate business development and other strategic initiatives and opportunities it identifies during the remainder of 2016. These opportunities and initiatives could include opportunities to grow the Company’s business or strengthen the Bank’s branch network in existing or new markets. Also, during the first half of 2015, the Company engaged an independent consultant to conduct a comprehensive assessment of its operations. This assessment identified operating efficiencies and revenue enhancement opportunities. The Company has leveraged the assessment’s findings and with the Company’s focus on growth and profitability has continued to realize targeted increases in revenues and declines in certain noninterest expenses. Throughout the balance of 2016 and forward, we plan to evaluate and implement additional strategies that we believe will improve our performance and profitability and will increase the value of our company.

Summary of Second Quarter 2016 and Year to Date Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015
Net income (1)	$1,910	$1,507
Net income available to common shareholders (1)	$1,910	$1,341
Basic and diluted net income per common share	$0.11	$0.07
Return on average assets (annualized)	0.59%	0.45%
Return on average common shareholders' equity (annualized)	6.97%	5.29%
Net interest margin (tax equivalent basis) (2)	3.71%	3.93%

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015
Net income (1)	$4,137	$3,116
Net income available to common shareholders (1)	$4,137	$2,730
Basic and diluted net income per common share	$0.23	$0.15
Return on average assets (annualized)	0.65%	0.46%
Return on average common shareholders' equity (annualized)	7.65%	5.46%
Net interest margin (tax equivalent basis) (2)	3.74%	3.97%

(1)	The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock paid during the 2015 periods. The Company redeemed the remaining shares of Series A Preferred Stock during the second quarter of 2015.
(2)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three and six months ended June 30, 2016 and 2015 contained in "Results of Operations" in this Item 2.

For the three months ended June 30, 2016, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $359 thousand from the same period in 2015, principally due to an increase in interest and fees on loans driven primarily by loan growth, partially offset by increases in interest expense associated with our short-term borrowings and the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) decreased 22 basis points to 3.71% during the second quarter of 2016 as compared to 3.93% for the same period of 2015 primarily due to a decline in yields on the loan portfolio and the impact of interest incurred on the Senior Subordinated Debt;
•	Net accretion attributable to accounting adjustments related to the VCB acquisition was $62 thousand for the second quarter of 2016, as compared to $224 thousand in the same period of 2015;
•	Nonperforming assets at June 30, 2016 increased $2.0 million from March 31, 2016, primarily due to a $1.4 million increase in loans past due 90 days and accruing interest (of which the majority of this increase came from a single purchased credit-impaired loan that is well secured) and a $1.4 million increase in OREO (of which the majority of this increase came from foreclosures on several one to four family residential investment properties owned by a single borrower), partially offset by a $819 thousand decrease in nonaccrual loans;
•	Net gain on sale of available for sale securities of $172 thousand as compared to $26 thousand in the same period of 2015 were higher due to the adjustments of the composition of the investment securities portfolio as part of our overall asset/liability management strategy;
•	Decrease in salaries and employee benefits of $37 thousand from the same period in 2015, primarily due to reductions in staff levels during 2015 and 2016 that were driven by operating efficiencies identified in the aforementioned comprehensive assessment of our operations, partially offset by increased group insurance expense from increased claims activity during the second quarter of 2016;
•	Decrease in FDIC expense due to billing adjustments in the prior year related to the VCB acquisition;
•	Consultant fees decreased $314 thousand from the same period in 2015, primarily due to expenses incurred during 2015 related to the aforementioned comprehensive assessment of our operations that were not repeated during 2016;
•	Increased collection, repossession and OREO expense of $41 thousand from the same period in 2015 due to increased collections costs associated with classified assets;
•	Marketing and advertising expenses increased $131 thousand as compared to the same period in 2015 due to timing of campaigns and other initiatives; and
•	No effective dividend on preferred stock in the second quarter of 2016 as compared to $166 thousand from the same period of 2015. This was due to the redemption of the remaining 9,000 shares of the Company’s Series A Preferred Stock in a transaction completed during the second quarter of 2015.

For the six months ended June 30, 2016, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $800 thousand from the same period in 2015, principally due to an increase in interest and fees on loans driven primarily by loan growth, partially offset by an increase in interest expense associated with our short-term borrowings and the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) decreased 23 basis points to 3.74% during the six months ended June 30, 2016 as compared to 3.97% for the same period of 2015 primarily due to a decline in yields on the loan portfolio and the impact of interest incurred on the Senior Subordinated Debt;
•	Nonperforming assets at June 30, 2016 increased $2.8 million from December 31, 2015, primarily due to a $1.5 million increase in loans past due 90 days and accruing interest (of which the majority of this increase came from a single purchased credit-impaired loan acquired through the VCB acquisition that we are well secured in) and a $1.8 million increase in OREO (of which the majority of this increase came from foreclosures on several one to four family residential investment properties owned by a single borrower). Nonperforming assets at June 30, 2016 increased $1.8 million from June 30, 2015, primarily due to a $2.3 million increase in loans past due 90 days and accruing interest and a $936 thousand increase in OREO, partially offset by a decrease of $1.5 million in nonaccrual loans. The increase in loans past due 90 days and accruing interest was due to the nonpayment of a large one to four family residential real estate loan and a large non-farm, non-residential real estate loan as a result of the deteriorating financial condition of the borrowers;
•	Net gain on sale of available for sale securities of $237 thousand as compared to $51 thousand in the same period of 2015 were higher due to the adjustments of the composition of the investment securities portfolio as part of our overall asset/liability management strategy;
•	Consultant fees decreased $435 thousand from the same period in 2015, primarily due to expenses incurred during 2015 related to the aforementioned comprehensive assessment of our operations that were not repeated during 2016;
•	Increased collection, repossession and OREO expense of $117 thousand from the same period in 2015 due to increased collections costs associated with classified assets;
•	Marketing and advertising expenses increased $275 thousand as compared to the same period in 2015 due to timing of campaigns and other initiatives;
•	Decrease in merger and merger related expenses of $224 thousand due to certain costs incurred during the first quarter of 2015 associated with the VCB acquisition that were not repeated in 2016; and
•	No effective dividend on preferred stock in the first six months of 2016 as compared to $386 thousand from the same period of 2015. This was due to the redemption of the remaining 14,000 shares of the Company’s Series A Preferred Stock in transactions completed during the first half of 2015.

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2016 and 2015.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended June 30,
(dollars in thousands)	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$259,530	$1,463	2.27%	$221,747	$1,185	2.14%
Restricted securities	9,096	127	5.62%	7,198	96	5.35%
Tax exempt (2)	3,754	34	3.59%	38,794	385	3.99%
Total securities	272,380	1,624	2.40%	267,739	1,666	2.50%
Interest bearing deposits in other banks	7,372	10	0.55%	6,886	4	0.23%
Federal funds sold	64	-	0.00%	188	-	0.00%
Loans, net of unearned income (3)	911,285	10,996	4.85%	819,061	10,382	5.08%
Total earning assets	1,191,101	12,630	4.26%	1,093,874	12,052	4.42%
Less allowance for loan losses	(10,932)			(12,524)
Total non-earning assets	111,177			113,370
Total assets	$1,291,346			$1,194,720

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$308,250	$291	0.38%	$289,473	$269	0.37%
Savings	102,358	46	0.18%	92,733	31	0.13%
Money market savings	161,500	186	0.46%	163,105	190	0.47%
Large dollar certificates of deposit (4)	120,558	324	1.08%	107,358	173	0.65%
Other certificates of deposit	115,127	239	0.83%	126,341	271	0.86%
Total interest-bearing deposits	807,793	1,086	0.54%	779,010	934	0.48%
Federal funds purchased and repurchase agreements	6,364	7	0.44%	8,275	13	0.63%
Short-term borrowings	115,476	118	0.41%	72,526	37	0.20%
Junior subordinated debt	10,310	92	3.59%	10,310	81	3.15%
Senior subordinated debt	19,058	351	7.41%	15,034	264	7.04%
Total interest-bearing liabilities	959,001	1,654	0.69%	885,155	1,329	0.60%
Noninterest-bearing liabilities
Demand deposits	193,620			171,957
Other liabilities	6,945			6,947
Total liabilities	1,159,566			1,064,059
Shareholders' equity	131,780			130,661
Total liabilities and shareholders' equity	$1,291,346			$1,194,720

Net interest income (2)		$10,976			$10,723

Interest rate spread (2)(5)			3.57%			3.82%
Interest expense as a percent of average earning assets			0.56%			0.49%
Net interest margin (2)(6)			3.71%			3.93%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $11 adjustment for 2016 and a $117 adjustment in 2015.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

	Six Months Ended June 30,
(dollars in thousands)	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$255,374	$2,969	2.34%	$217,733	$2,387	2.21%
Restricted securities	9,040	242	5.38%	7,490	204	5.49%
Tax exempt (2)	7,131	134	3.78%	38,504	760	3.98%
Total securities	271,545	3,345	2.48%	263,727	3,351	2.56%
Interest bearing deposits in other banks	7,846	20	0.51%	6,926	8	0.23%
Federal funds sold	103	-	0.00%	232	-	0.00%
Loans, net of unearned income (3)	903,513	21,949	4.89%	818,059	20,573	5.07%
Total earning assets	1,183,007	25,314	4.30%	1,088,944	23,932	4.43%
Less allowance for loan losses	(11,076)			(12,714)
Total non-earning assets	111,366			113,530
Total assets	$1,283,297			$1,189,760

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$305,799	$567	0.37%	$285,428	$523	0.37%
Savings	100,890	87	0.17%	92,033	60	0.13%
Money market savings	163,019	382	0.47%	164,421	385	0.47%
Large dollar certificates of deposit (4)	121,780	646	1.07%	108,536	466	0.87%
Other certificates of deposit	116,961	475	0.82%	129,347	551	0.86%
Total interest-bearing deposits	808,449	2,157	0.54%	779,765	1,985	0.51%
Federal funds purchased and repurchase agreements	5,948	14	0.47%	10,055	31	0.62%
Short-term borrowings	115,086	240	0.42%	77,453	79	0.21%
Junior subordinated debt	10,310	180	3.51%	10,310	161	3.15%
Senior subordianted debt	19,045	702	7.41%	7,558	264	7.04%
Total interest-bearing liabilities	958,838	3,293	0.69%	885,141	2,520	0.57%
Noninterest-bearing liabilities
Demand deposits	186,829			166,823
Other liabilities	7,268			6,796
Total liabilities	1,152,935			1,058,760
Shareholders' equity	130,362			131,000
Total liabilities and shareholders' equity	$1,283,297			$1,189,760

Net interest income (2)		$22,021			$21,412

Interest rate spread (2)(5)			3.61%			3.86%
Interest expense as a percent of average earning assets			0.56%			0.47%
Net interest margin (2)(6)			3.74%			3.97%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $41 adjustment for 2016 and a $232 adjustment in 2015.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the second quarter of 2016 increased $359 thousand, or 3.4%, when compared to the second quarter of 2015.  Net interest income for the six months ended June 30, 2016 increased $800 thousand, or 3.8%, when compared to the same period in 2015.  The Company's net interest margin (tax equivalent basis) decreased to 3.71% and 3.74% for the three and six months ended June 30, 2016, respectively, representing 22 and 23 basis point decreases over the Company's net interest margin (tax equivalent basis) for the three and six months ended June 30, 2015.  The declines in the net interest margin (tax equivalent basis) were primarily driven by lower loan yields as a result of competitive pressures in the historically low rate environment, lower accretion of fair value adjustments related to the VCB acquisition and increased interest expense as a result of the private placement of $20.0 million of Senior Subordinated Debt in April 2015. Additionally, the balance of and rates paid on our short-term borrowings increased as compared to the same periods in 2015. These margin pressures were largely offset in the Company’s results for the three and six months ended June 30, 2016, as compared to the same periods in 2015, by the impact of increases in average loan balances. The most significant factors impacting net interest income during the three and six month periods ended June 30, 2016 were as follows:

Positive Impact:

•	Increases in average loan balances, primarily due to organic loan growth and loan purchases, partially offset by lower loan yields.

Negative Impacts:

•	Decreases in average yields earned on investment securities, primarily tax exempt investment securities, partially offset by increases in average balances of total investment securities;
•	Private placement of $20.0 million of Senior Subordinated Debt during the second quarter of 2015 resulting in increases to total average interest-bearing liabilities and related interest expense;
•	Increases in average short-term borrowings balances and rates paid, primarily due to loan growth outpacing deposit growth and other strategic initiatives; and
•	The Company experienced higher average interest-bearing deposit balances during the three and six months ended June 30, 2016 over the comparable 2015 periods, primarily due to customer growth. The rates paid on total average interest-bearing deposits increased 6 and 3 basis points for the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015. The result was an increase in interest expense attributable to the Company’s deposit portfolio.

Total interest and dividend income

Total interest and dividend income increased 5.7% and 6.6% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The increase in total interest and dividend income during the three and six months ended June 30, 2016 was primarily driven by an increase in average loan and investment securities balances, partially offset by a decrease in average loan and investment securities yields.

Loans

Average loan balances increased for the three and six month periods ended June 30, 2016, as compared to the same periods in 2015, primarily due to organic loan growth and the purchase of $18.3 million in performing one-to-four family residential mortgage loans, consumer loans and government guaranteed loans between June 2015 and June 2016.  Loan growth during the first six months of 2016 outpaced our internal targets.  However, loan growth in our rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  The Company’s average loan balances increased $92.2 million and $85.5 million, for the three and six months ended June 30, 2016, respectively, as compared to average loan balances for the same periods in 2015.  Total average loans were 76.5% of total average interest-earning assets for the three months ended June 30, 2016, compared to 74.9% for the three months ended June 30, 2015.  Total average loans were 76.4% of total average interest-earning assets for the six months ended June 30, 2016, compared to 75.1% for the six months ended June 30, 2015.

Investment securities

Average total investment securities balances increased 1.7% and 3.0% for the three and six month periods ended June 30, 2016, respectively, as compared to the same periods in 2015.  The overall increase was the result of management of the Company’s liquidity needs to support its operations, along with funds provided by deposit growth and measured loan demand in the Company’s markets, partially offset by a lack of investment opportunities with acceptable risk-adjusted rates of return. The Company remains committed to its long-term target of managing the investment securities portfolio to comprise 20% of the Company’s total assets.  The yields on total average investment securities decreased 10 and 8 basis points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The decrease in yields on average total investment securities during the three and six month periods ended June 30, 2016, as compared to the same periods in 2015, was driven by a lower allocation of the total investment securities portfolio to SBA Pool securities and tax exempt municipal securities, both of which also tend to be higher-yielding segments of the Company’s investment securities portfolio. These decreases were partially offset by higher interest rates and a greater allocation of the total investment securities portfolio to higher yielding Agency CMO securities, Agency CMBS securities and taxable municipal securities.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the three and six month periods ended June 30, 2016, as compared to the same periods in 2015, primarily due to organic deposit growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services.

Borrowings

Average total borrowings increased for the three and six month periods ended June 30, 2016, as compared to the same periods in 2015, primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015 and increased short-term borrowings.  Average short-term borrowings increased for the three and six month periods ended June 30, 2016, as compared to the same periods in 2015, due to additional short-term FHLB advances taken to fund loan growth and other strategic initiatives.

Noninterest Income

Noninterest income is comprised of all sources of income other than interest and dividend income on our earning assets. Significant revenue items include fees collected on certain deposit account transactions, debit card and ATM fees, fees from other general services, earnings from other investments we own in part or in full and gains or losses on sales of investment securities, loans, and fixed assets.

The following tables depict the components of noninterest income for the three and six months ended June 30, 2016 and 2015:

Table 3: Noninterest Income

	Three Months Ended June 30,
(dollars in thousands)	2016	2015	Change $	Change %
Service charges and fees on deposit accounts	$728	$673	$55	8.2%
Debit card/ATM fees	448	442	6	1.4%
Gain on sale of available for sale securities, net	172	26	146	561.5%
(Loss) on sale of bank premises and equipment	(5)	(30)	25	83.3%
Bank owned life insurance	159	168	(9)	-5.4%
Other operating income	170	253	(83)	-32.8%
Total noninterest income	$1,672	$1,532	$140	9.1%

	Six Months Ended June 30,
(dollars in thousands)	2016	2015	Change $	Change %
Service charges and fees on deposit accounts	$1,467	$1,336	$131	9.8%
Debit card/ATM fees	845	805	40	5.0%
Gain on sale of available for sale securities, net	237	51	186	364.7%
(Loss) on sale of bank premises and equipment	(9)	(27)	18	66.7%
Bank owned life insurance	318	323	(5)	1.5%
Other operating income	365	563	(198)	-35.2%
Total noninterest income	$3,223	$3,051	$172	5.6%

Key changes in the components of noninterest income for the three and six months ended June 30, 2016, as compared to the same periods in 2015, are discussed below:

•	Service charges and fees on deposit accounts increased primarily due to increases in overdraft and NSF fees on checking accounts;
•	Gain on sale of available for sale securities, net increased primarily as a result of the Company adjusting the composition of the investment securities portfolio as part of the Company’s overall asset/liability management strategy; and
•	Other operating income decreased primarily due to lower earnings from the Bank’s subsidiaries. Additionally, other operating income includes earnings from the Bank’s investment in Bankers Title, LLC and losses from the Bank’s investment in housing equity funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following tables depict the components of noninterest expense for the three and six months ended June 30, 2016 and 2015:

Table 4: Noninterest Expense

	Three Months Ended June 30,
(dollars in thousands)	2016	2015	Change $	Change %
Salaries and employee benefits	$5,486	$5,523	$(37)	-0.7%
Occupancy and equipment expenses	1,340	1,392	(52)	-3.7%
Telephone	209	210	(1)	-0.5%
FDIC expense	204	254	(50)	-19.7%
Consultant fees	232	546	(314)	-57.5%
Collection, repossession and other real estate owned	167	126	41	32.5%
Marketing and advertising	477	346	131	37.9%
Loss (gain) on sale of other real estate owned	2	(6)	8	133.3%
Merger and merger related expenses	-	3	(3)	-100.0%
Other operating expenses	1,840	1,805	35	1.9%
Total noninterest expenses	$9,957	$10,199	$(242)	-2.4%

	Six Months Ended June 30,
(dollars in thousands)	2016	2015	Change $	Change %
Salaries and employee benefits	$10,734	$11,011	$(277)	-2.5%
Occupancy and equipment expenses	2,770	2,906	(136)	-4.7%
Telephone	417	407	10	2.5%
FDIC expense	407	426	(19)	-4.5%
Consultant fees	454	889	(435)	-48.9%
Collection, repossession and other real estate owned	332	215	117	54.4%
Marketing and advertising	938	663	275	41.5%
Loss on sale of other real estate owned	3	26	(23)	-88.5%
Impairment losses on other real estate owned	-	5	(5)	-100.0%
Merger and merger related expenses	-	224	(224)	-100.0%
Other operating expenses	3,321	3,394	(73)	-2.2%
Total noninterest expenses	$19,376	$20,166	$(790)	-3.9%

Key changes in the components of noninterest expense for the three and six months ended June 30, 2016, as compared to the same periods in 2015, are discussed below:

•	Salaries and employee benefits decreased primarily due to the reduction in staff levels initiated in the second half of 2015 (which was driven by operating efficiencies identified in the aforementioned comprehensive assessment of our operations) and reduced commissions paid to employees of EVB Investments, Inc. These decreases were partially offset by an increase in group insurance expense (which was driven by an increase in claims during the second quarter of 2016), bonuses and other incentive compensation. Additionally, deferred compensation on loan originations increased for the six month period of 2016;
•	FDIC expense decreased due to billing adjustments in the prior year related to the VCB acquisition;
•	Consultant fees decreased from the same periods of 2015, primarily due to expenses incurred related to the aforementioned comprehensive assessment of our operations that was completed during 2015;
•	Collection, repossession and other real estate owned expenses increased due to increases in collection costs associated with classified assets;
•	Marketing and advertising expenses increased due to the timing of campaigns and other initiatives;
•	Loss on sale of other real estate owned recorded during the first six months of 2015 was primarily due to the resolution and disposition of a distressed property that was sold during that period, with minimal losses occurring during the same period in 2016; and

•	Merger and merger related expenses incurred during the first half of 2015 were related to the acquisition of VCB in 2014, and no similar expenses were incurred during the same period in 2016.

Income Taxes

The Company recorded income tax expense of $770 thousand for the three months ended June 30, 2016, as compared to $432 thousand for the same period of 2015, reflecting a $338 thousand increase in income tax expense. The Company recorded income tax expense of $1.7 million for the three months ended June 30, 2016, as compared to $949 thousand for the same period of 2015, reflecting a $724 thousand increase in income tax expense.

The increase in income tax expense for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to the Company’s pretax income increasing by $741 thousand and $1.7 million, respectively, and a reduction in tax-exempt interest income from the Company’s investment securities portfolio. The decrease in tax-exempt interest income was primarily a result of the Company decreasing the percentage of tax-exempt investment securities that comprised its overall investment securities portfolio.

The effective tax rate for the three and six months ended June 30, 2016 was 28.7% and 28.8%, respectively, as compared to 22.2% and 23.3%, respectively for the same periods in 2015. The increase in the effective tax rate from the three and six months ended June 30, 2015 to the same periods in 2016 were primarily due to a decrease in tax-exempt interest income from the Company’s investment securities portfolio, as discussed above.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Average loans outstanding*	$903,513	$818,059
Allowance for loan losses, January 1	$11,327	$13,021
Charge-offs:
Commercial, industrial and agricultural	(68)	(80)
Real estate - one to four family residential:
Closed end first and seconds	(578)	(332)
Home equity lines	(401)	(137)
Real estate - construction:
One to four family residential	-	(102)
Real estate - non-farm, non-residential:
Owner occupied	(208)	(139)
Consumer	(34)	(7)
Other	(32)	(24)
Total loans charged-off	(1,321)	(821)
Recoveries:
Commercial, industrial and agricultural	49	21
Real estate - one to four family residential:
Closed end first and seconds	200	13
Home equity lines	29	5
Real estate - construction:
One to four family residential	3	1
Other construction, land development and other land	1	-
Real estate - non-farm, non-residential:
Owner occupied	63	1
Non-owner occupied	61	-
Consumer	24	34
Other	14	12
Total recoveries	444	87
Net charge-offs	(877)	(734)
Provision for loan losses	17	-
Allowance for loan losses, June 30	$10,467	$12,287
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.15%	1.46%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.20%	0.18%

*Net of unearned income and includes nonaccrual loans.

The Company made a provision for loan losses of $17 thousand for the six months ended June 30, 2016 compared to no provision for loan losses for the same period in 2015.  The allowance for loan losses totaled $10.5 million at June 30, 2016, representing a decline of $860 thousand from December 31, 2015 and a decline of $1.8 million from June 30, 2015.  The ratio of allowance for loan losses to total loans outstanding at June 30, 2016 declined 31 basis points from June 30, 2015 and 14 basis points from December 31, 2015, respectively.

The allowance for loan losses and the ratio of loan losses to total loans outstanding declined from December 31, 2015 to June 30, 2016 due to improvements in the Company’s asset quality and the resolution of certain classified or problem assets. In addition to these factors, declines in the allowance for loan losses and the ratio of loan losses to total loans from June 30, 2015 to June 30, 2016 were also driven by improvements in economic and financial conditions in the Company’s markets. Impaired loans decreased approximately $4.9 million from December 31, 2015, primarily due to the upgraded credit quality of a large commercial borrower, the reclassification of a large one to four family loan relationship from impaired loans to collectively evaluated based on payment performance and the partial charge-off and foreclosure of two other large one to four family loan relationships. Nonperforming loans increased from December 31, 2015 to June 30, 2016 primarily due to the nonpayment of two PCI loans acquired through the VCB acquisition that we are well secured in, and OREO increased during that period primarily due to foreclosures on residential real estate properties related to one large borrower (as discussed in more detail below). Additionally, due to purchase accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.  Net charge-offs for the six months ended June 30, 2016 were $877 thousand, compared to $734 thousand for the same period of 2015.  This represents, on an annualized basis, 0.20% of average loans outstanding for the six months ended June 30, 2016 compared to 0.18% of average loans outstanding for the same period of 2015.

The allowance for loan losses represented 1.15% of period end loans at June 30, 2016, compared with 1.29% of year end loans at December 31, 2015.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2016		2015
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$1,936	12.29%	$1,894	11.22%
Real estate - one to four family residential:
Closed end first and seconds	1,367	24.36%	1,609	26.43%
Home equity lines	619	12.89%	795	13.20%
Real estate - multifamily residential	85	3.61%	78	3.37%
Real estate - construction:
One to four family residential	301	2.10%	295	2.21%
Other construction, land development and other land	2,718	7.09%	2,423	5.32%
Real estate - farmland	252	1.24%	272	1.30%
Real estate - non-farm, non-residential:
Owner occupied	1,253	20.01%	1,964	21.27%
Non-owner occupied	1,070	12.32%	1,241	11.86%
Consumer	338	2.36%	287	2.27%
Other	528	1.73%	469	1.55%
Total allowance for loan losses	$10,467	100.00%	$11,327	100.00%

(Percent is portfolio loans in category divided by total loans.)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at June 30, 2016 and December 31, 2015 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of June 30, 2016, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the six months ended June 30, 2016 and the year ended December 31, 2015:

Table 7: Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Nonaccrual loans*	$5,797	$6,175	$(378)	-6.1%
Loans past due 90 days and accruing interest	2,571	1,117	1,454	130.2%
Total nonperforming loans	$8,368	$7,292	$1,076	14.8%
Other real estate owned	2,280	520	1,760	338.5%
Total nonperforming assets	$10,648	$7,812	$2,836	36.3%

Nonperforming assets to total loans and other real estate owned	1.17%	0.89%
Allowance for loan losses to nonaccrual loans	180.54%	183.43%
Allowance for loan losses to nonperfoming loans	125.07%	155.34%
Annualized net charge-offs to average loans for the period	0.20%	0.20%
Allowance for loan losses to period end loans	1.15%	1.29%

*Includes $1.8 million and $1.3 million in nonaccrual TDRs at June 30, 2016 and December 31, 2015, respectively.

The following table presents the change in the OREO balance for the six months ended June 30, 2016 and 2015:

Table 8: OREO Changes

	June 30,
(dollars in thousands)	2016	2015	Change $	Change %
Balance at the beginning of period, gross	$522	$1,914	$(1,392)	-72.7%
Transfers from loans	2,324	1,084	1,240	114.4%
Capitalized costs	12	1	11	1100.0%
Sales proceeds	(573)	(1,548)	975	63.0%
Previously recognized impairment losses on disposition	-	(78)	78	100.0%
Loss on disposition	(3)	(26)	23	88.5%
Balance at the end of period, gross	2,282	1,347	935	69.4%
Less valuation allowance	(2)	(3)	1	33.3%
Balance at the end of period, net	$2,280	$1,344	$936	69.6%

The following table presents the change in the valuation allowance for OREO for the six months ended June 30, 2016 and 2015:

Table 9: OREO Valuation Allowance Changes

	June 30,
(dollars in thousands)	2016	2015
Balance at the beginning of period	$2	$76
Valuation allowance	-	5
Charge-offs	-	(78)
Balance at the end of period	$2	$3

Nonperforming assets were $10.6 million, or 1.17%, of total loans and OREO at June 30, 2016 compared to $7.8 million, or 0.89%, at December 31, 2015. The slow and measured economic recovery has prompted the Company to maintain the heightened level of the allowance for loan losses, which was 180.54% of nonaccrual loans at June 30, 2016, compared to 183.43% at December 31, 2015. Nonperforming loans increased $1.1 million, or 14.8%, during the six months ended June 30, 2016 to $8.4 million, primarily due to increases in loans past due 90 days and accruing interest.

Nonaccrual loans were $5.8 million at June 30, 2016, a decrease of $378 thousand, or 6.1%, from $6.2 million at December 31, 2015. Of the current $5.8 million in nonaccrual loans, $5.7 million, or 97.6%, is secured by real estate in our market area. Of these real estate secured loans, $4.8 million are one to four family residential real estate and $871 thousand are commercial properties.

Loans past due 90 days and accruing interest were $2.6 million at June 30, 2016, an increase of $1.5 million from December 31, 2015 and an increase of $2.3 million from June 30, 2015. The increase from December 31, 2015 was due to the nonpayment of a large non-farm, non-residential real estate loan (that was included in the Company’s PCI portfolio) as a result of the deteriorating financial condition of the borrower. The increase from June 30, 2015 was due to the nonpayment of a large one to four family residential real estate loan and the large non-farm, non-residential real estate loan discussed in the prior sentence. These loans have remained on accrual status as they are well secured and full recoveries are anticipated.

OREO, net of valuation allowance at June 30, 2016 was $2.3 million, an increase of $1.8 million from December 31, 2015. The balance of OREO at June 30, 2016 was comprised of twenty-six properties of which $68 thousand were real estate construction properties, $2.2 million were closed end one to four family residential properties and $40 thousand were nonfarm nonresidential properties. During the six months ended June 30, 2016 new foreclosures included twenty-four properties totaling $2.3 million transferred from loans, and a significant portion of the closed end one to four family residential properties foreclosed during the first six months of 2016 are related to a single borrower. Sales of eleven OREO properties for the six months ended June 30, 2016 resulted in a net loss of $3 thousand. Subsequent to June 30, 2016, four properties totaling $462 thousand were sold that resulted in a net loss of $22 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded no losses in its consolidated statements of income for the six months ended June 30, 2016 due to valuation adjustments on OREO properties as compared to $5 thousand for the same period of 2015. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at June 30, 2016 and December 31, 2015 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio” in this Quarterly Report on Form 10-Q.

At June 30, 2016, the balance of impaired loans was $30.5 million, for which there were specific valuation allowances of $3.3 million. At December 31, 2015, the balance of impaired loans was $35.4 million, for which there were specific valuation allowances of $4.6 million. The average balance of impaired loans was $33.3 million for the six months ended June 30, 2016, compared to $36.3 million for the year ended December 31, 2015. Impaired loans decreased approximately $4.9 million from December 31, 2015, primarily due to the upgraded credit quality of a large commercial borrower, the reclassification of a large one to four family loan relationship from impaired loans to collectively evaluated, based on payment performance, and the partial charge-off and foreclosure of two other large one to four family loan relationships.  The Company’s balance of impaired loans remains elevated over pre-2009 levels primarily due to performing TDRs, against which there are no valuation allowances.

The following table presents the balances of TDRs at June 30, 2016 and December 31, 2015:

Table 10: Troubled Debt Restructurings (TDRs)

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Performing TDRs	$14,224	$15,535	$(1,311)	-8.4%
Nonperforming TDRs*	1,830	1,300	530	40.8%
Total TDRs	$16,054	$16,835	$(781)	-4.6%

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

Financial Condition

Summary

At June 30, 2016, the Company had total assets of $1.29 billion, an increase of approximately $24.6 million, or 1.9%, from $1.27 billion at December 31, 2015. The increase in total assets was principally the result of increases in loans primarily funded by short-term borrowings, continued deposit growth and a reduction in interest bearing deposits with banks. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Total assets	$1,294,957	$1,270,384	$24,573	1.9%
Interest bearing deposits with banks	13,114	18,304	(5,190)	-28.4%
Securities available for sale, at fair value	231,497	230,943	554	0.2%
Securities held to maturity, at carrying value	29,155	29,698	(543)	-1.8%
Total loans	909,422	880,778	28,644	3.3%
Total deposits	998,587	988,719	9,868	1.0%
Total borrowings	156,988	148,760	8,228	5.5%
Total shareholders' equity	132,692	126,275	6,417	5.1%

Investment Securities

The investment securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the investment securities portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment securities portfolio consists of held to maturity and available for sale investment securities. There were no investment securities classified as “trading” at June 30, 2016 or December 31, 2015. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the investment securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Investment securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at fair value.

Table 12: Investment Securities

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Available for Sale (at Fair Value):
Obligations of U.S. Government agencies	$6,025	$9,262	$(3,237)	-34.9%
SBA Pool securities	61,114	63,826	(2,712)	-4.2%
Agency residential mortgage-backed securities	29,680	23,903	5,777	24.2%
Agency commercial mortgage-backed securities	23,700	18,315	5,385	29.4%
Agency CMO securities	51,231	52,171	(940)	-1.8%
Non agency CMO securities	52	61	(9)	-14.8%
State and political subdivisions	57,695	61,405	(3,710)	-6.0%
Corporate securities	2,000	2,000	-	0.0%
Total	$231,497	$230,943	$554	0.2%

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$10,909	$11,371	$(462)	-4.1%
State and political subdivisions	18,246	18,327	(81)	-0.4%
Total	$29,155	$29,698	$(543)	-1.8%

Total investment securities were $260.7 million at June 30, 2016, reflecting a slight increase from $260.6 million at December 31, 2015.

During the first six months of 2016, the Company decreased its investments in obligations of U.S. Government agencies, SBA Pool securities and state and political subdivisions (primarily tax exempt) while increasing its investments in Agency residential and commercial mortgage-backed securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. As part of our overall asset/liability management strategy, we are targeting our investment securities portfolio to be approximately 20% of our total assets. As of June 30, 2016 and December 31, 2015, our investment securities portfolio was 20.1% and 20.5%, respectively, of total assets.

The available for sale portfolio had an unrealized gain, net of tax expense, of $1.1 million at June 30, 2016 compared with an unrealized (loss), net of tax benefit, of ($1.7) million at December 31, 2015. These unrealized gains as of June 30, 2016 were principally due to financial market conditions for these types of investments, particularly changes in interest rates, which decreased during the first six months of 2016 causing bond prices to increase and thereby decreased the amount of unrealized losses at June 30, 2016.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $909.4 million at June 30, 2016, an increase of approximately $28.6 million, or 3.3%, from $880.8 million at December 31, 2015. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Commercial, industrial and agricultural	$111,782	$98,828	$12,954	13.1%
Real estate - one to four family residential:
Closed end first and seconds	221,580	232,826	(11,246)	-4.8%
Home equity lines	117,238	116,309	929	0.8%
Total real estate - one to four family residential	338,818	349,135	(10,317)	-3.0%
Real estate - multifamily residential	32,833	29,672	3,161	10.7%
Real estate - construction:
One to four family residential	19,133	19,495	(362)	-1.9%
Other construction, land development and other land	64,477	46,877	17,600	37.5%
Total real estate - construction	83,610	66,372	17,238	26.0%
Real estate - farmland	11,313	11,418	(105)	-0.9%
Real estate - non-farm, non-residential:
Owner occupied	181,853	187,224	(5,371)	-2.9%
Non-owner occupied	112,081	104,456	7,625	7.3%
Total real estate - non-farm, non-residential	293,934	291,680	2,254	0.8%
Consumer	21,420	19,993	1,427	7.1%
Other	15,712	13,680	2,032	14.9%
Total loans	$909,422	$880,778	$28,644	3.3%

Loans increased during the first six months of 2016 primarily due to organic loan growth and the purchase of $5.8 million in performing commercial loans. Commercial, industrial and agricultural loans increased primarily as a result of the continued efforts of our loan production office in Chesterfield, Virginia. Closed end first and second loans decreased primarily due to weak demand in our rural markets, and refinancing activity in a competitive mortgage lending market driven by the low interest rate environment.  Other construction, land development and other land loans increased as the Company has renewed its focus and efforts on this loan segment with our in-house expertise. Loan growth in the Company’s rural markets, primarily on the consumer side, remained weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment and increased competition among banks and other financial institutions.

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market accounts, and time deposits. The Company augments its deposit base through conservative use of brokered deposits, including through the Certificate of Deposit Account Registry Service program (“CDARS”). The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment securities portfolios.

Total deposits were $998.6 million as of June 30, 2016, an increase of approximately $9.9 million, or 1.0%, from $988.7 million as of December 31, 2015. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	June 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Noninterest-bearing demand deposits	$191,945	$174,071	$17,874	10.3%

Interest-bearing deposits:
Demand deposits	305,948	306,503	(555)	-0.2%
Savings deposits	103,733	97,407	6,326	6.5%
Money market savings deposits	159,929	172,530	(12,601)	-7.3%
Time deposits $100 and over	124,653	119,098	5,555	4.7%
Other time deposits	112,379	119,110	(6,731)	-5.7%
Total interest-bearing deposits	806,642	814,648	(8,006)	-1.0%
Total deposits	$998,587	$988,719	$9,868	1.0%

During the first six months of 2016, the Company’s deposits increased due to organic growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services. The increase in our noninterest-bearing demand deposits was due to organic growth and as a result of customers seeking the liquidity and safety of demand deposit accounts in light of continuing economic uncertainty in general. Savings deposits increased as a result of our new Kasasa products and related marketing and advertising initiatives. The decrease in money market savings deposits was due to seasonality of our local government and business clients, timing of reinvestments of maturing brokered certificates of deposits under the CDARS program and as a result of customers seeking the liquidity of demand deposit accounts. At June 30, 2016 and December 31, 2015, the Company had $62.2 million and $53.8 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are approximately consistent with the market rates offered in our local area. Included in these brokered certificates of deposits as of June 30, 2016 and December 31, 2015 are $36.8 million and $28.4 million, respectively, in deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $157.0 million at June 30, 2016, an increase of approximately $8.2 million, or 5.5%, from $148.8 million at December 31, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2015 Form 10-K.

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2015 Form 10-K.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with other banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. We also use other short and long-term borrowings to provide additional liquidity when available on terms favorable to the Company, including entering into repurchase agreements with customers and issuing subordinated debt and notes. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets, financial market conditions, and available borrowing capacity under certain of our borrowing sources. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital market transactions, the proceeds of which could provide additional liquidity for operations.

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

Cash, cash equivalents and federal funds sold totaled $26.9 million as of June 30, 2016 compared to $32.0 million as of December 31, 2015. At June 30, 2016, cash, cash equivalents, federal funds sold and unpledged investment securities available for sale were $219.3 million, or 16.9%, of total assets, compared to $204.4 million, or 16.1%, of total assets at December 31, 2015.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $7.4 million, net cash used in investing activities was $29.8 million and net cash provided by financing activities was $17.3 million for the six months ended June 30, 2016. Combined, this contributed to a $5.1 million decrease in cash and cash equivalents for the six months ended June 30, 2016.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $385.6 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and investment securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $61.4 million at June 30, 2016. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $61.3 million at June 30, 2016.

As of June 30, 2016, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2016, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The capital conservation buffer requires that the Company and the Bank maintain additional CET1 above minimum capital adequacy requirements. Management believes, as of June 30, 2016, the Bank meets all minimum capital requirements to which it is subject.

As of June 30, 2016, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of June 30, 2016 and December 31, 2015 are presented under Item 1. “Financial Statements,” under the heading “Note 14. Capital Requirements” in this Quarterly Report on Form 10-Q.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years, and may be further limited if the Bank does not meet the applicable capital conservation buffer. For the six months ended June 30, 2016 and 2015, no cash dividends have been paid from the Bank to the Company.

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

For the six months ended June 30, 2016, the Company paid $0.04 of cash dividends on each share of the Company’s common stock and Series B Preferred Stock, as compared to paying $0.02 of cash dividends in the same period of 2015.

In July 2016 the Company reinitiated the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRSPP”). The Company’s DRSPP allows registered common shareholders to automatically reinvest some or all of their common stock cash dividends in shares of the Company’s common stock, subject to the terms and conditions of the DRSPP, and provides an opportunity for investors to purchase shares of the Company’s common stock. Of the 353,473 shares reserved for issuance under the Company’s DRSPP, there were 132,141.64 shares available for issuance under the plan as of July 13, 2016.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of June 30, 2016 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended June 30, 2016, the Company did not repurchase any shares of its common stock under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.19	Summary of Non-Employee Directors’ Annual Compensation for Eastern Virginia Bankshares, Inc.*
10.28	Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed May 24, 2016). *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	August 9, 2016	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

