Form 10-Q
period 2016-09-30
EASTERN VIRGINIA BANKSHARES INC
filed 2016-11-09
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1866052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Nuckols Road, Suite 325, Glen Allen, Virginia	23060
(Address of principal executive office)	(Zip Code)

(804) 443-8400

(Registrant’s telephone number, including area code)

330 Hospital Road, Tappahannock, Virginia 22560

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

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2016 was 13,116,600.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015*
	(unaudited)
Assets:
Cash and due from banks	$6,297	$13,451
Interest bearing deposits with banks	13,676	18,304
Federal funds sold	-	200
Securities available for sale, at fair value	232,925	230,943
Securities held to maturity, at carrying value (fair value of $29,947 and $30,575, respectively)	28,549	29,698
Restricted securities, at cost	9,665	8,959
Loans, net of allowance for loan losses of $10,467 and $11,327, respectively	926,157	869,451
Deferred income taxes, net	11,188	15,060
Bank premises and equipment, net	27,914	27,836
Accrued interest receivable	4,369	4,059
Other real estate owned, net of valuation allowance of $36 and $2, respectively	1,534	520
Goodwill	17,081	17,085
Bank owned life insurance	25,577	25,099
Other assets	9,964	9,719
Total assets	$1,314,896	$1,270,384

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$200,544	$174,071
Interest-bearing deposits	809,746	814,648
Total deposits	1,010,290	988,719
Federal funds purchased and repurchase agreements	5,937	5,015
Short-term borrowings	127,150	114,413
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,098	19,022
Accrued interest payable	942	590
Other liabilities	6,524	6,040
Total liabilities	1,180,251	1,144,109

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding: Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,116,600 and 13,029,550 including 177,221 and 121,271 nonvested shares in 2016 and 2015, respectively	25,879	25,817
Surplus	49,228	48,923
Retained earnings	49,978	44,941
Accumulated other comprehensive loss, net	(920)	(3,886)
Total shareholders' equity	134,645	126,275
Total liabilities and shareholders' equity	$1,314,896	$1,270,384

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$11,150	$10,443
Interest on investments:
Taxable interest income	1,406	1,173
Tax exempt interest income	16	250
Dividends	113	114
Interest on deposits with banks	11	4
Total interest and dividend income	12,696	11,984
Interest Expense
Deposits	1,078	988
Federal funds purchased and repurchase agreements	7	9
Short-term borrowings	118	56
Junior subordinated debt	93	83
Senior subordinated debt	352	348
Total interest expense	1,648	1,484
Net interest income	11,048	10,500
Provision for Loan Losses	-	-
Net interest income after provision for loan losses	11,048	10,500
Noninterest Income
Service charges and fees on deposit accounts	754	745
Debit card/ATM fees	426	468
Gain on sale of available for sale securities, net	270	71
Gain on sale of held to maturity securities, net	-	10
(Loss) on sale of bank premises and equipment	-	(11)
Earnings on bank owned life insurance policies	160	156
Other operating income	256	285
Total noninterest income	1,866	1,724
Noninterest Expenses
Salaries and employee benefits	5,843	5,394
Occupancy and equipment expenses	1,474	1,396
Telephone	216	285
FDIC expense	207	196
Consultant fees	127	92
Collection, repossession and other real estate owned	126	209
Marketing and advertising	329	355
Loss (gain) on sale of other real estate owned	7	(8)
Impairment losses on other real estate owned	34	-
Other operating expenses	1,737	1,598
Total noninterest expenses	10,100	9,517
Income before income taxes	2,814	2,707
Income Tax Expense	815	697
Net Income	$1,999	$2,010

Net income per common share: basic and diluted	$0.10	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2016	2015
Net income	$1,999	$2,010
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $139 and $674, respectively)	268	1,304
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $10 and $20, respectively)	19	40
Less: reclassification adjustment for securities gains included in net income (net of tax, $92 and $28, respectively)	(178)	(53)
Other comprehensive income	109	1,291
Comprehensive income	$2,108	$3,301

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$33,099	$31,016
Interest on investments:
Taxable interest income	4,375	3,560
Tax exempt interest income	109	778
Dividends	355	318
Interest on deposits with banks	31	12
Total interest and dividend income	37,969	35,684
Interest Expense
Deposits	3,235	2,973
Federal funds purchased and repurchase agreements	21	40
Short-term borrowings	358	135
Junior subordinated debt	273	244
Senior subordinated debt	1,054	612
Total interest expense	4,941	4,004
Net interest income	33,028	31,680
Provision for Loan Losses	17	-
Net interest income after provision for loan losses	33,011	31,680
Noninterest Income
Service charges and fees on deposit accounts	2,221	2,081
Debit card/ATM fees	1,271	1,273
Gain on sale of available for sale securities, net	507	122
Gain on sale of held to maturity securities, net	-	10
(Loss) on sale of bank premises and equipment	(9)	(38)
Earnings on bank owned life insurance policies	478	479
Other operating income	621	848
Total noninterest income	5,089	4,775
Noninterest Expenses
Salaries and employee benefits	16,577	16,405
Occupancy and equipment expenses	4,244	4,303
Telephone	633	692
FDIC expense	614	622
Consultant fees	581	981
Collection, repossession and other real estate owned	458	424
Marketing and advertising	1,267	1,018
Loss on sale of other real estate owned	10	18
Impairment losses on other real estate owned	34	5
Merger and merger related expenses	-	224
Other operating expenses	5,058	4,991
Total noninterest expenses	29,476	29,683
Income before income taxes	8,624	6,772
Income Tax Expense	2,488	1,646
Net Income	$6,136	$5,126
Effective dividend on Series A Preferred Stock	-	386
Net income available to common shareholders	$6,136	$4,740

Net income per common share: basic and diluted	$0.33	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Net income	$6,136	$5,126
Other comprehensive income, net of tax:
Unrealized securities gains arising during period (net of tax, $1,671 and $365, respectively)	3,244	707
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $29 and $53, respectively)	57	104
Less: reclassification adjustment for securities gains included in net income (net of tax, $172 and $45, respectively)	(335)	(87)
Other comprehensive income	2,966	724
Comprehensive income	$9,102	$5,850

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2016 and 2015

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A *	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274
Net income	-	-	-	-	5,126	-	5,126
Other comprehensive income	-	-	-	-	-	724	724
Cash dividends - preferred stock, Series A	-	-	-	-	(547)	-	(547)
Cash dividends - preferred stock, Series B	-	-	-	-	(210)	-	(210)
Cash dividends - common stock ($0.04 per share)	-	-	-	-	(521)	-	(521)
Repurchase of preferred stock, Series A	-	(14,000)	-	-	-	-	(14,000)
Repurchase of common stock	(1)	-	-	-	-	-	(1)
Repurchase of warrants	-	(1,481)	-	1,366	-	-	(115)
Stock based compensation	-	-	-	175	-	-	175
Director stock grant	12	-	-	26	-	-	38
Restricted common stock vested	22	-	-	(22)	-	-	-
Balance, September 30, 2015	$25,783	$-	$10,480	$48,884	$43,138	$(3,342)	$124,943

Balance, December 31, 2015	$25,817	$-	$10,480	$48,923	$44,941	$(3,886)	$126,275
Net income	-	-	-	-	6,136	-	6,136
Other comprehensive income	-	-	-	-	-	2,966	2,966
Cash dividends - preferred stock, Series B	-	-	-	-	(314)	-	(314)
Cash dividends - common stock ($0.06 per share)	-	-	-	-	(785)	-	(785)
Repurchase of common stock	(3)	-	-	(6)	-	-	(9)
Cancellation of common stock	(1)	-	-	(3)	-	-	(4)
Stock based compensation	-	-	-	247	-	-	247
Director stock grant	35	-	-	98	-	-	133
Restricted common stock vested	31	-	-	(31)	-	-	-
Balance, September 30, 2016	$25,879	$-	$10,480	$49,228	$49,978	$(920)	$134,645

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

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$6,136	$5,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17	-
Depreciation and amortization	1,881	1,884
Stock based compensation	247	175
Deferred taxes	2,344	1,569
Amortization of debt issuance costs	78	37
Net accretion of certain acquisition related fair value adjustments	(200)	(423)
Net amortization of premiums and accretion of discounts on investment securities, net	2,413	2,278
(Gain) on sale of available for sale securities, net	(507)	(122)
(Gain) on sale of held to maturity securities, net	-	(10)
Loss on sale of bank premises and equipment	9	38
Loss on sale of other real estate owned	10	18
Impairment losses on other real estate owned	34	5
Loss on LLC investments	247	275
Earnings on bank owned life insurance policies	(478)	(479)
Net change in:
Accrued interest receivable	(310)	(183)
Other assets	(655)	(1,876)
Accrued interest payable	352	544
Other liabilities	484	443
Net cash provided by operating activities	12,102	9,299
Investing Activities:
Purchase of securities available for sale	(99,201)	(98,453)
Purchase of securities held to maturity	-	(22)
Purchase of restricted securities	(8,436)	(7,450)
Purchases of bank premises and equipment	(1,969)	(3,160)
Purchases of loans	(16,369)	(19,375)
Improvements to other real estate owned	(14)	(1)
Net change in loans	(42,489)	(23,077)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	25,176	18,449
Maturities, calls, and paydowns of securities held to maturity	900	1,401
Sale of securities available for sale	74,880	63,646
Sale of securities held to maturity	-	531
Sale of restricted securities	7,730	6,722
Sale of bank premises and equipment	1	255
Sale of other real estate owned	1,474	2,832
Net cash (used in) investing activities	(58,317)	(57,702)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	19,656	37,693
Time deposits	1,895	(2,236)
Federal funds purchased and repurchase agreements	922	(6,974)
Short-term borrowings	12,737	21,157
Senior subordinated debt	-	20,000
Debt issuance costs	(2)	(1,008)
Director stock grant	133	38
Repurchase of preferred stock, Series A	-	(14,000)
Repurchase of common stock	(9)	(1)
Repurchase of warrants	-	(115)
Dividends paid - preferred stock, Series A	-	(547)
Dividends paid - preferred stock, Series B	(314)	(210)
Dividends paid - common stock	(785)	(521)
Net cash provided by financing activities	34,233	53,276
Net (decrease) increase in cash and cash equivalents	(11,982)	4,873
Cash and cash equivalents, December 31	31,955	19,630
Cash and cash equivalents, September 30	$19,973	$24,503
Supplemental disclosure:
Interest paid	$4,589	$3,460
Income taxes paid	$144	$78
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$4,408	$940
Loans transferred to other real estate owned	$(2,518)	$(1,249)

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Company”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), which is unconsolidated, and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to the Trust is reported as a liability of the Company.

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. Eastern Virginia Bankshares, Inc. was headquartered in Tappahannock, Virginia until October 2016 at which time it relocated to Glen Allen, Virginia. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB, which is headquartered in Tappahannock, Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) (see Note 2 – Business Combinations) on November 14, 2014 and merged VCB with and into the Bank, with the Bank surviving, thus adding three additional branches to the Bank located in Newport News, Williamsburg, and Hampton. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-four retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg. The Bank also operates a loan production office in Chesterfield County, Virginia, that the Bank opened during the second quarter of 2014. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. is a full-service brokerage firm offering a comprehensive range of investment services. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at two retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $2 thousand, which is adjustable on a quarterly basis.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from VCB had the following impact on the consolidated statements of income during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2016	2015	2016	2015
Loans(1)	$138	$107	$383	$703
Core deposit intangible(2)	(52)	(62)	(163)	(190)
Time deposits(3)	(4)	(25)	(20)	(90)
Net impact to income before income taxes	$82	$20	$200	$423

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

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of investment securities at September 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
SBA Pool securities	$66,546	$321	$343	$66,524
Agency residential mortgage-backed securities	27,591	32	80	27,543
Agency commercial mortgage-backed securities	26,845	612	17	27,440
Agency CMO securities	54,230	434	234	54,430
Non agency CMO securities*	47	-	-	47
State and political subdivisions	53,873	1,179	136	54,916
Corporate securities	2,000	25	-	2,025
Total	$231,132	$2,603	$810	$232,925

*The combined unrealized gains on these securities were less than $1.

(dollars in thousands)	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$9,404	$-	$142	$9,262
SBA Pool securities	64,866	25	1,065	63,826
Agency residential mortgage-backed securities	24,250	7	354	23,903
Agency commercial mortgage-backed securities	18,503	-	188	18,315
Agency CMO securities	52,870	130	829	52,171
Non agency CMO securities*	61	-	-	61
State and political subdivisions	61,604	303	502	61,405
Corporate securities	2,000	-	-	2,000
Total	$233,558	$465	$3,080	$230,943

*The combined unrealized gains on these securities were less than $1.

(dollars in thousands)	September 30, 2016
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$10,387	$42	$10,345	$265	$-	$10,610
State and political subdivisions	18,615	411	18,204	1,133	-	19,337
Total	$29,002	$453	$28,549	$1,398	$-	$29,947

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

(dollars in thousands)	December 31, 2015
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,430	$59	$11,371	$305	$-	$11,676
State and political subdivisions	18,807	480	18,327	572	-	18,899
Total	$30,237	$539	$29,698	$877	$-	$30,575

*Represents the net unrealized holding loss at the date of transfer from available for sale to held to maturity, net of any accretion.

There were no investment securities classified as “Trading” at September 30, 2016 or December 31, 2015. During the fourth quarter of 2013, the Company transferred investment securities with an amortized cost of $35.5 million, previously designated as “Available for Sale”, to “Held to Maturity” classification. The fair value of those investment securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss, net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being accreted over the remaining life of the investment securities as an adjustment to interest income.

At September 30, 2016, the Company’s mortgage-backed investment securities consisted of commercial and residential mortgage-backed investment securities. The Company’s mortgage-backed investment securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The amortized cost, carrying value and fair value of investment securities at September 30, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	September 30, 2016
Available for Sale:	Amortized Cost	Fair Value
Due in one year or less	$1,833	$1,847
Due after one year through five years	91,238	91,567
Due after five years through ten years	117,774	119,346
Due after ten years	20,287	20,165
Total	$231,132	$232,925

(dollars in thousands)	September 30, 2016
Held to Maturity:	Carrying Value	Fair Value
Due in one year or less	$1,009	$1,016
Due after one year through five years	24,341	25,504
Due after five years through ten years	2,452	2,653
Due after ten years	747	774
Total	$28,549	$29,947

The following table presents the gross realized gains and losses on the sale of investment securities available for sale and proceeds from the sale of investment securities available for sale during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Realized gains (losses):
Gross realized gains	$502	$247	$874	$541
Gross realized (losses)	(232)	(176)	(367)	(419)
Net realized gains	$270	$71	$507	$122
Proceeds from sales of investment securities
available for sale	$38,002	$43,676	$74,880	$63,646

Proceeds from maturities, calls and paydowns of investment securities available for sale for the nine months ended September 30, 2016 and 2015 were $25.2 million and $18.4 million, respectively. Proceeds from maturities, calls and paydowns of investment securities held to maturity for the nine months ended September 30, 2016 and 2015 were $900 thousand and $1.4 million, respectively.

The following table presents the gross realized gains on the sale of investment securities held to maturity and proceeds from the sale of investment securities held to maturity during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross realized gains	$-	$10	$-	$10
Net realized gains	$-	$10	$-	$10
Proceeds from sales of investment securities
held to maturity	$-	$531	$-	$531

The Company pledges investment securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Investment securities with an aggregate book value of $41.6 million and an aggregate fair value of $43.0 million were pledged at September 30, 2016. Investment securities with both aggregate book and fair values of $88.0 million were pledged at December 31, 2015.

Investment securities in an unrealized loss position at September 30, 2016, by duration of the period of the unrealized loss, are shown below:

	September 30, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Investment Securities	Value	Loss	Value	Loss	Value	Loss
SBA Pool securities	$15,880	$161	$22,131	$182	$38,011	$343
Agency residential mortgage-backed securities	4,159	57	4,333	23	8,492	80
Agency commercial mortgage-backed securities	1,490	17	-	-	1,490	17
Agency CMO securities	22,937	188	4,674	46	27,611	234
State and political subdivisions	6,763	96	2,796	40	9,559	136
Total	$51,229	$519	$33,934	$291	$85,163	$810

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

Based on the Company’s evaluation, management does not believe any unrealized losses at September 30, 2016, represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, and are not attributable to credit deterioration. Interest rates have generally declined since December 31, 2015, which has caused the fair values of our investments to generally increase thereby reducing the amount of unrealized losses present at that time. At September 30, 2016, there were 64 debt investment securities with fair values totaling $85.2 million considered temporarily impaired. Of these debt investment securities, 37 with fair values totaling $51.2 million were in an unrealized loss position of less than 12 months and 27 with fair values totaling $33.9 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investment securities before a recovery of unrealized losses, the Company does not consider these investment securities to be other-than-temporarily impaired at September 30, 2016 and no impairment has been recognized. At September 30, 2016, there were no equity investment securities in an unrealized loss position.

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $6.6 million and $5.9 million at September 30, 2016 and December 31, 2015, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning October 1, 2015, and ending September 30, 2016, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank totaling $3.0 million at both September 30, 2016 and December 31, 2015, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$116,747	12.47%	$98,828	11.22%
Real estate - one to four family residential:
Closed end first and seconds	217,733	23.24%	232,826	26.43%
Home equity lines	119,578	12.77%	116,309	13.20%
Total real estate - one to four family residential	337,311	36.01%	349,135	39.63%
Real estate - multifamily residential	34,302	3.66%	29,672	3.37%
Real estate - construction:
One to four family residential	17,788	1.90%	19,495	2.21%
Other construction, land development and other land	74,884	8.00%	46,877	5.32%
Total real estate - construction	92,672	9.90%	66,372	7.53%
Real estate - farmland	11,172	1.19%	11,418	1.30%
Real estate - non-farm, non-residential:
Owner occupied	190,502	20.34%	187,224	21.27%
Non-owner occupied	106,205	11.34%	104,456	11.86%
Total real estate - non-farm, non-residential	296,707	31.68%	291,680	33.13%
Consumer	32,313	3.45%	19,993	2.27%
Other	15,400	1.64%	13,680	1.55%
Total loans	936,624	100.00%	880,778	100.00%
Less allowance for loan losses	(10,467)		(11,327)
Loans, net	$926,157		$869,451

Deferred costs and (fees), net are included in the table above and totaled $1.7 million and $1.6 million for September 30, 2016 and December 31, 2015, respectively.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$-	$25	$-	$25	$116,722	$116,747
Real estate - one to four family residential:
Closed end first and seconds	2,507	664	4,046	7,217	210,516	217,733
Home equity lines	20	138	315	473	119,105	119,578
Total real estate - one to four family residential	2,527	802	4,361	7,690	329,621	337,311
Real estate - multifamily residential	-	-	-	-	34,302	34,302
Real estate - construction:
One to four family residential	200	15	-	215	17,573	17,788
Other construction, land development and other land	-	-	-	-	74,884	74,884
Total real estate - construction	200	15	-	215	92,457	92,672
Real estate - farmland	-	-	-	-	11,172	11,172
Real estate - non-farm, non-residential:
Owner occupied	49	-	1,654	1,703	188,799	190,502
Non-owner occupied	258	-	-	258	105,947	106,205
Total real estate - non-farm, non-residential	307	-	1,654	1,961	294,746	296,707
Consumer	21	-	144	165	32,148	32,313
Other	-	-	-	-	15,400	15,400
Total loans	$3,055	$842	$6,159	$10,056	$926,568	$936,624

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$149	$-	$193	$342	$98,486	$98,828
Real estate - one to four family residential:
Closed end first and seconds	2,748	1,322	4,647	8,717	224,109	232,826
Home equity lines	1,166	-	250	1,416	114,893	116,309
Total real estate - one to four family residential	3,914	1,322	4,897	10,133	339,002	349,135
Real estate - multifamily residential	-	-	-	-	29,672	29,672
Real estate - construction:
One to four family residential	11	-	89	100	19,395	19,495
Other construction, land development and other land	-	-	-	-	46,877	46,877
Total real estate - construction	11	-	89	100	66,272	66,372
Real estate - farmland	-	-	-	-	11,418	11,418
Real estate - non-farm, non-residential:
Owner occupied	1,637	-	624	2,261	184,963	187,224
Non-owner occupied	-	-	676	676	103,780	104,456
Total real estate - non-farm, non-residential	1,637	-	1,300	2,937	288,743	291,680
Consumer	377	4	-	381	19,612	19,993
Other	-	-	-	-	13,680	13,680
Total loans	$6,088	$1,326	$6,479	$13,893	$866,885	$880,778

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest and troubled debt restructurings (accruing) at the dates indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans	$4,729	$6,175
Loans past due 90 days and accruing interest	2,594	1,117
Troubled debt restructurings (accruing)	14,590	15,535

At both September 30, 2016 and December 31, 2015, there were approximately $1.3 million in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$450	$2,642	$3,092	$549	$3,476	$4,025
Real estate - one to four family residential:
Closed end first and seconds	1,133	5,765	6,898	1,116	6,290	7,406
Home equity lines	32	8,739	8,771	32	9,955	9,987
Total real estate - one to four family residential	1,165	14,504	15,669	1,148	16,245	17,393
Real estate - multifamily residential	-	1,737	1,737	-	1,988	1,988
Real estate - construction:
One to four family residential	-	367	367	-	515	515
Other construction, land development and other land	258	2,116	2,374	275	1,910	2,185
Total real estate - construction	258	2,483	2,741	275	2,425	2,700
Real estate - non-farm, non-residential:
Owner occupied	4,241	13,205	17,446	4,296	16,528	20,824
Non-owner occupied	1,494	8,458	9,952	1,600	10,847	12,447
Total real estate - non-farm, non-residential	5,735	21,663	27,398	5,896	27,375	33,271
Consumer	-	158	158	-	276	276
Other	-	645	645	-	800	800
Total loans	$7,608	$43,832	$51,440	$7,868	$52,585	$60,453

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at September 30, 2016 and December 31, 2015:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2016	2015	2016	2015
Commercial, industrial and agricultural	$66	$193	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	3,735	4,153	1,134	1,117
Home equity lines	490	425	-	-
Total real estate - one to four family residential	4,225	4,578	1,134	1,117
Real estate - construction:
One to four family residential	-	89	-	-
Total real estate - construction	-	89	-	-
Real estate - non-farm, non-residential:
Owner occupied	225	624	1,460	-
Non-owner occupied	-	676	-	-
Total real estate - non-farm, non-residential	225	1,300	1,460	-
Consumer	213	15	-	-
Total loans	$4,729	$6,175	$2,594	$1,117

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

The following table presents commercial loans by credit quality indicator at September 30, 2016:

					Acquired
					Loans -
					Purchased
		Special			Credit
(dollars in thousands)	Pass	Mention	Substandard	Impaired	Impaired	Total
Commercial, industrial and agricultural	$112,293	$2,516	$246	$1,242	$450	$116,747
Real estate - multifamily residential	34,302	-	-	-	-	34,302
Real estate - construction:
One to four family residential	17,403	133	79	173	-	17,788
Other construction, land development and other land	66,351	2,631	186	5,458	258	74,884
Total real estate - construction	83,754	2,764	265	5,631	258	92,672
Real estate - farmland	10,050	603	-	519	-	11,172
Real estate - non-farm, non-residential:
Owner occupied	168,843	8,124	1,909	7,385	4,241	190,502
Non-owner occupied	91,251	1,164	1,426	10,870	1,494	106,205
Total real estate - non-farm, non-residential	260,094	9,288	3,335	18,255	5,735	296,707
Total commercial loans	$500,493	$15,171	$3,846	$25,647	$6,443	$551,600

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

At September 30, 2016 and December 31, 2015, the Company did not have any loans classified as Doubtful or Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2016:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$207,741	$9,992	$217,733
Home equity lines	119,038	540	119,578
Total real estate - one to four family residential	326,779	10,532	337,311
Consumer	31,854	459	32,313
Other	15,400	-	15,400
Total consumer loans	$374,033	$10,991	$385,024

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

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2016:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2016	Charge-offs	Recoveries	Provision	September 30, 2016
Commercial, industrial and agricultural	$1,894	$(68)	$78	$444	$2,348
Real estate - one to four family residential:
Closed end first and seconds	1,609	(658)	455	(71)	1,335
Home equity lines	795	(431)	20	205	589
Total real estate - one to four family residential	2,404	(1,089)	475	134	1,924
Real estate - multifamily residential	78	-	-	5	83
Real estate - construction:
One to four family residential	295	-	5	(95)	205
Other construction, land development and other land	2,423	-	1	288	2,712
Total real estate - construction	2,718	-	6	193	2,917
Real estate - farmland	272	-	-	(189)	83
Real estate - non-farm, non-residential:
Owner occupied	1,964	(208)	63	(449)	1,370
Non-owner occupied	1,241	(90)	61	(569)	643
Total real estate - non-farm, non-residential	3,205	(298)	124	(1,018)	2,013
Consumer	287	(104)	31	260	474
Other	469	(58)	26	188	625
Total	$11,327	$(1,617)	$740	$17	$10,467

The following table presents a rollforward of the Company’s allowance for loan losses for the nine months ended September 30, 2015:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	September 30, 2015
Commercial, industrial and agricultural	$1,168	$(181)	$39	$535	$1,561
Real estate - one to four family residential:
Closed end first and seconds	1,884	(622)	87	469	1,818
Home equity lines	1,678	(160)	7	(675)	850
Total real estate - one to four family residential	3,562	(782)	94	(206)	2,668
Real estate - multifamily residential	89	-	-	(6)	83
Real estate - construction:
One to four family residential	235	(102)	3	210	346
Other construction, land development and other land	2,670	-	1	45	2,716
Total real estate - construction	2,905	(102)	4	255	3,062
Real estate - farmland	144	-	-	141	285
Real estate - non-farm, non-residential:
Owner occupied	2,416	(139)	1	(214)	2,064
Non-owner occupied	1,908	-	-	(567)	1,341
Total real estate - non-farm, non-residential	4,324	(139)	1	(781)	3,405
Consumer	305	(34)	43	(12)	302
Other	524	(52)	26	74	572
Total	$13,021	$(1,290)	$207	$-	$11,938

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2016:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$1,014	$1,334	$-	$2,348	$1,242	$115,055	$450	$116,747
Real estate - one to four family residential:
Closed end first and seconds	154	1,164	17	1,335	5,946	210,654	1,133	217,733
Home equity lines	50	539	-	589	225	119,321	32	119,578
Total real estate - one to four family residential	204	1,703	17	1,924	6,171	329,975	1,165	337,311
Real estate - multifamily residential	-	83	-	83	-	34,302	-	34,302
Real estate - construction:
One to four family residential	58	147	-	205	173	17,615	-	17,788
Other construction, land development and other land	1,402	1,310	-	2,712	5,458	69,168	258	74,884
Total real estate - construction	1,460	1,457	-	2,917	5,631	86,783	258	92,672
Real estate - farmland	42	41	-	83	519	10,653	-	11,172
Real estate - non-farm, non-residential:
Owner occupied	470	900	-	1,370	7,385	178,876	4,241	190,502
Non-owner occupied	187	456	-	643	10,870	93,841	1,494	106,205
Total real estate - non-farm, non-residential	657	1,356	-	2,013	18,255	272,717	5,735	296,707
Consumer	72	402	-	474	315	31,998	-	32,313
Other	-	625	-	625	-	15,400	-	15,400
Total	$3,449	$7,001	$17	$10,467	$32,133	$896,883	$7,608	$936,624

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2015:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$562	$1,332	$-	$1,894	$839	$97,440	$549	$98,828
Real estate - one to four family residential:
Closed end first and seconds	517	1,092	-	1,609	8,163	223,547	1,116	232,826
Home equity lines	265	530	-	795	625	115,652	32	116,309
Total real estate - one to four family residential	782	1,622	-	2,404	8,788	339,199	1,148	349,135
Real estate - multifamily residential	-	78	-	78	-	29,672	-	29,672
Real estate - construction:
One to four family residential	67	228	-	295	186	19,309	-	19,495
Other construction, land development and other land	1,263	1,160	-	2,423	5,562	41,040	275	46,877
Total real estate - construction	1,330	1,388	-	2,718	5,748	60,349	275	66,372
Real estate - farmland	210	62	-	272	539	10,879	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	824	1,140	-	1,964	6,336	176,592	4,296	187,224
Non-owner occupied	810	431	-	1,241	12,792	90,064	1,600	104,456
Total real estate - non-farm, non-residential	1,634	1,571	-	3,205	19,128	266,656	5,896	291,680
Consumer	88	199	-	287	338	19,655	-	19,993
Other	-	469	-	469	2	13,678	-	13,680
Total	$4,606	$6,721	$-	$11,327	$35,382	$837,528	$7,868	$880,778

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,242	$1,244	$66	$1,176	$1,014	$970	$48
Real estate - one to four family residential:
Closed end first and seconds	5,946	6,296	3,164	2,782	154	7,010	255
Home equity lines	225	225	175	50	50	521	2
Total real estate - one to four family residential	6,171	6,521	3,339	2,832	204	7,531	257
Real estate - construction:
One to four family residential	173	173	17	156	58	179	6
Other construction, land development and other land	5,458	5,458	-	5,458	1,402	5,500	194
Total real estate - construction	5,631	5,631	17	5,614	1,460	5,679	200
Real estate - farmland	519	522	262	257	42	528	25
Real estate - non-farm, non-residential:
Owner occupied	7,385	7,386	5,725	1,660	470	5,775	296
Non-owner occupied	10,870	10,870	9,580	1,290	187	12,368	413
Total real estate - non-farm, non-residential	18,255	18,256	15,305	2,950	657	18,143	709
Consumer	315	328	5	310	72	326	13
Total loans*	$32,133	$32,502	$18,994	$13,139	$3,449	$33,177	$1,252

*PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non-residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans*	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

*PCI loans are excluded from this table.

Determining the fair value of purchased credit-impaired (“PCI”) loans required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $8.5 million and $8.8 million and recorded carrying values of $7.6 million and $7.9 million at September 30, 2016 and December 31, 2015, respectively.

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the periods indicated:

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,114	$1,280
Accretion	(127)	(381)
Reclassification of nonaccretable difference due to improvement in expected cash flows	24	56
Other changes, net	(11)	45
Balance at end of period	$1,000	$1,000

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$925	$1,131
Accretion	(110)	(316)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-	-
Other changes, net	-	-
Balance at end of period	$815	$815

The following table presents, by loan class, information related to loans modified as TDRs during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Real estate - non-farm, non-residential:
Owner occupied	1	$32	$32	-	$-	$-
Total	1	$32	$32	-	$-	$-

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by loan class, information related to loans modified as TDRs during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Commercial, industrial and agricultural	1	$68	$68	-	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	5	640	640	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	1	32	32	-	-	-
Total	7	$740	$740	-	$-	$-

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following tables present, by loan class, information related to the loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2016 and 2015 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	1	$39	-	$-
Total	1	$39	-	$-

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	2	$389	1	$68
Total	2	$389	1	$68

At September 30, 2016, $1.5 million in foreclosed residential real estate properties were included in OREO, and $1.3 million in residential real estate loans were in the process of foreclosure.

Note 5. Deferred Income Taxes

As of September 30, 2016 and December 31, 2015, the Company had recorded net deferred income tax assets of approximately $11.2 million and $15.1 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2016 and December 31, 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the Company’s 2015 Form 10-K.

Note 6. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Land and improvements	$6,872	$6,837
Buildings and leasehold improvements	28,724	28,487
Furniture, fixtures and equipment	20,797	20,385
Construction in progress	2,145	1,136
	58,538	56,845
Less accumulated depreciation	(30,624)	(29,009)
Net balance	$27,914	$27,836

Depreciation and amortization of bank premises and equipment for both the nine months ended September 30, 2016 and 2015 amounted to $1.9 million.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the nine months ended September 30, 2016 and the year ended December 31, 2015:

Federal funds purchased
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance outstanding at period end	$-	$-
Maximum balance at any month end during the period	$2,000	$2,440
Average balance for the period	$57	$63
Weighted average rate for the period	0.93%	0.72%
Weighted average rate at period end	0.00%	0.00%

Repurchase agreements
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance outstanding at period end	$5,937	$5,015
Maximum balance at any month end during the period	$11,942	$12,392
Average balance for the period	$5,983	$8,002
Weighted average rate for the period	0.47%	0.57%
Weighted average rate at period end	0.47%	0.47%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at September 30, 2016 consisted of $13.1 million using a daily rate credit, which is due on demand, and $114.1 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2015 consisted of $114.4 million in fixed rate one month advances. Outstanding accrued interest at September 30, 2016 and December 31, 2015 totaled $28 thousand and $14 thousand, respectively.

The table below presents selected information on short-term borrowings during the nine months ended September 30, 2016 and the year ended December 31, 2015:

Short-term borrowings
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance outstanding at period end	$127,150	$114,413
Maximum balance at any month end during the period	$127,150	$114,413
Average balance for the period	$114,289	$89,580
Weighted average rate for the period	0.42%	0.22%
Weighted average rate at period end	0.41%	0.32%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. At September 30, 2016 and December 31, 2015, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $388.3 million at September 30, 2016. This line of credit totaled $225.3 million with approximately $98.2 million available at September 30, 2016. As of September 30, 2016 and December 31, 2015, loans with a carrying value of $303.3 million and $307.2 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

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

The following tables show the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share amounts)	September 30, 2016	September 30, 2015
Basic Net Income Per Common Share
Net income available to common shareholders	$1,999	$2,010
Less: Net income allocated to participating securities, Series B Preferred Stock	571	577
Net income allocated to common shareholders	$1,428	$1,433
Weighted average common shares outstanding for basic net income per common share	13,105,923	13,029,550
Basic net income per common share	$0.10	$0.11

Diluted Net Income Per Common Share
Net income available to common shareholders	$1,999	$2,010
Weighted average common shares outstanding for basic net income per common share	13,105,923	13,029,550
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,346,115	18,269,742
Diluted net income per common share	$0.10	$0.11

	Nine Months Ended
(dollars in thousands, except share and per share amounts)	September 30, 2016	September 30, 2015
Basic Net Income Per Common Share
Net income available to common shareholders	$6,136	$4,740
Less: Net income allocated to participating securities, Series B Preferred Stock	1,755	1,361
Net income allocated to common shareholders	$4,381	$3,379
Weighted average common shares outstanding for basic net income per common share	13,079,989	13,013,005
Basic net income per common share	$0.33	$0.26

Diluted Net Income Per Common Share
Net income available to common shareholders	$6,136	$4,740
Weighted average common shares outstanding for basic net income per common share	13,079,989	13,013,005
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,320,181	18,253,197
Diluted net income per common share	$0.33	$0.26

At September 30, 2016 and 2015, options to acquire 65,775 and 71,525 shares of common stock, respectively, were not included in computing diluted net income per common share for the three and nine months ended September 30, 2016 and 2015 because their effects were anti-dilutive.

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

On May 19, 2016, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (the “2016 Plan”) to promote the success of the Company by providing incentives to key employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company and with growth in shareholder value consistent with the Company’s risk management practices. The 2016 Plan authorizes the Company to issue up to 500,000 additional shares of common stock pursuant to stock options, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards. There were 484,232 shares still available to be granted as awards under the 2016 Plan as of September 30, 2016.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the nine months ended September 30, 2016 and 2015. There was no remaining unrecognized compensation expense related to stock options at September 30, 2016, and there was no stock option compensation expense for three and nine months ended September 30, 2016 and 2015.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value*
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at December 31, 2015	67,525	$18.12
Forfeited	(1,750)	20.07
Stock options outstanding at September 30, 2016	65,775	$18.07	0.87	$-

Stock options exercisable at September 30, 2016	65,775	$18.07	0.87	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at September 30, 2016:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$21.16	27,775	0.00 years *
$19.25	19,000	1.00 year
$12.36	19,000	2.00 years
$18.07	65,775	0.87 years

*These options expired on October 1, 2016.

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

For the three and nine months ended September 30, 2016, restricted stock compensation expense was $95 thousand and $247 thousand, respectively, compared to restricted stock compensation expense of $61 thousand and $175 thousand, respectively, for the same periods in 2015, and in each case was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.00 per share for the April 29, 2016 awards, $6.80 per share for the March 24, 2016 awards, $6.28 per share for the March 19, 2015 awards and $6.10 per share for the October 15, 2014 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of September 30, 2016, and changes during the nine months ended September 30, 2016, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of December 31, 2015	121,271	$6.01
Granted	71,500	6.82
Vested	(15,550)	5.11
Nonvested as of September 30, 2016	177,221	$6.42

At September 30, 2016, there was $733 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

Note 10. Employee Benefit Plan – Pension

The Company historically maintained a defined benefit pension plan covering substantially all of the Company’s employees. The plan was amended January 28, 2008 to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participants’ account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. Components of net periodic pension expense (benefit) related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Components of net periodic pension expense (benefit)
Interest cost	$(18)	$101	$179	$303
Expected return on plan assets	29	(178)	(288)	(535)
Amortization of prior service cost	-	2	4	7
Recognized net actuarial (gain) loss	(5)	26	48	80
Net settlement loss	-	29	-	82
Net periodic pension expense (benefit)	$6	$(20)	$(57)	$(63)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of September 30, 2016.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Securities available for sale
SBA Pool securities	$-	$66,524	$-	$66,524
Agency residential mortgage-backed securities	-	27,543	-	27,543
Agency commercial mortgage-backed securities	-	27,440	-	27,440
Agency CMO securities	-	54,430	-	54,430
Non agency CMO securities	-	47	-	47
State and political subdivisions	-	54,916	-	54,916
Corporate securities	-	2,025	-	2,025
Total securities available for sale	$-	$232,925	$-	$232,925

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$9,262	$-	$9,262
SBA Pool securities	-	63,826	-	63,826
Agency residential mortgage-backed securities	-	23,903	-	23,903
Agency commercial mortgage-backed securities	-	18,315	-	18,315
Agency CMO securities	-	52,171	-	52,171
Non agency CMO securities	-	61	-	61
State and political subdivisions	-	61,405	-	61,405
Corporate securities	-	2,000	-	2,000
Total securities available for sale	$-	$230,943	$-	$230,943

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

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Impaired loans	$-	$-	$9,690	$9,690
Other real estate owned	$-	$-	$1,534	$1,534

:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2015 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Impaired loans	$-	$-	$15,394	$15,394
Other real estate owned	$-	$-	$520	$520

The following tables display quantitative information about Level 3 Fair Value Measurements as of September 30, 2016 and December 31, 2015:

Quantitative information about Level 3 Fair Value Measurements at September 30, 2016

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$9,690	Discounted appraised value	Selling cost	0% - 93% (12%)
			Discount for lack of marketability and age of appraisal	0% - 25% (8%)

Other real estate owned	$1,534	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 47% (12%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2015

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$15,394	Discounted appraised value	Selling cost	0% - 24% (13%)
			Discount for lack of marketability and age of appraisal	0% - 30% (4%)

Other real estate owned	$520	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 36% (5%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At September 30, 2016 and December 31, 2015, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at September 30, 2016 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
		Identical Assets	Inputs	Inputs	September 30,
(dollars in thousands)	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and short-term investments*	$6,297	$6,297	$-	$-	$6,297
Interest bearing deposits with banks	13,676	13,676	-	-	13,676
Securities available for sale	232,925	-	232,925	-	232,925
Securities held to maturity	28,549	-	29,947	-	29,947
Restricted securities	9,665	-	9,665	-	9,665
Loans, net	926,157	-	-	921,810	921,810
Bank owned life insurance	25,577	-	25,577	-	25,577
Accrued interest receivable	4,369	-	4,369	-	4,369
Total	$1,247,215	$19,973	$302,483	$921,810	$1,244,266

Liabilities:
Noninterest-bearing demand deposits	$200,544	$200,544	$-	$-	$200,544
Interest-bearing deposits	809,746	-	768,574	-	768,574
Short-term borrowings**	133,087	133,087	-	-	133,087
Junior subordinated debt	10,310	-	11,979	-	11,979
Senior subordinated debt***	19,098	-	20,906	-	20,906
Accrued interest payable	942	-	942	-	942
Total	$1,173,727	$333,631	$802,401	$-	$1,136,032

*Includes federal funds sold.

**Includes federal funds purchased and repurchase agreements.

***Net of unamortized debt issuance costs of $902.

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

Note 13. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2016 and December 31, 2015, the interest rate was 3.81% and 3.48%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2016 and December 31, 2015, all of the trust preferred securities qualified as Tier 1 capital.

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

On April 22, 2015, the Company entered into a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 ("Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At September 30, 2016, all of the Senior Subordinated Debt qualified as Tier 2 capital. At September 30, 2016, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $902 thousand.

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

As of September 30, 2016, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of September 30, 2016 and December 31, 2015, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of September 30, 2016			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements*	Provisions
CET1 to risk weighted assets:
Company	9.4797%	5.1250%	N/A
Bank	13.0421%	5.1250%	6.5000%

Tier 1 capital to risk weighted assets:
Company	12.4005%	6.6250%	N/A
Bank	13.0421%	6.6250%	8.0000%

Total capital to risk weighted assets:
Company	15.5552%	8.6250%	N/A
Bank	14.1235%	8.6250%	10.0000%

Tier 1 capital to average assets:
Company	9.4119%	4.0000%	N/A
Bank	9.9042%	4.0000%	5.0000%

*	Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (0.625%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.625% from 2015 to 2019, with full implementation in January 2019 (2.5%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirements. Failure to maintain the prescribed levels places limitations on capital distributions and discretionary bonuses to executives. As of September 30, 2016, the capital conservation buffer of the Company and the Bank was 4.9797% and 6.1235%, respectively.

			Minimum to be
As of December 31, 2015			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements	Provisions
CET1 to risk weighted assets:
Company	9.8000%	4.5000%	N/A
Bank	13.0200%	4.5000%	6.5000%

Tier 1 capital to risk weighted assets:
Company	12.6600%	6.0000%	N/A
Bank	13.0200%	6.0000%	8.0000%

Total capital to risk weighted assets:
Company	16.1700%	8.0000%	N/A
Bank	14.2700%	8.0000%	10.0000%

Tier 1 capital to average assets:
Company	9.2000%	4.0000%	N/A
Bank	9.4600%	4.0000%	5.0000%

Note 15. Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at September 30, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors and to preserve and protect project assets. The investments in these funds are recorded as other assets on the consolidated balance sheets and were $2.4 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the three and nine months ended September 30, 2016 and 2015 were $353 thousand and $368 thousand, respectively. Total projected tax credits to be received for 2016 are $318 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.0 million at both September 30, 2016 and December 31, 2015 and are included in other liabilities on the consolidated balance sheets.

Note 16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2016 and 2015 are summarized as follows:

(dollars in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized (Losses) on Available for Sale Securities Transferred to Held to Maturity	Adjustments Related to Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(1,726)	$(356)	$(1,804)	$(3,886)
Other comprehensive income before reclassification and amortization	3,244	-	-	3,244
Reclassification adjustment for gains included in net income	(335)	-	-	(335)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	-	57	-	57
Net current period other comprehensive income	2,909	57	-	2,966
Balance at September 30, 2016	$1,183	$(299)	$(1,804)	$(920)

Balance at December 31, 2014	$(1,476)	$(478)	$(2,112)	$(4,066)
Other comprehensive income before reclassification and amortization	707	-	-	707
Reclassification adjustment for gains included in net income	(87)	-	-	(87)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	-	104	-	104
Net current period other comprehensive income	620	104	-	724
Balance at September 30, 2015	$(856)	$(374)	$(2,112)	$(3,342)

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

During the three and nine months ended September 30, 2016 and 2015, the Company reported gains on the sale of available for sale and held to maturity securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Gains on sale of available for sale and held to maturity securities	$270	$81	$507	$132
Less: tax effect	(92)	(28)	(172)	(45)
Net gains on the sale of available for sale and held to maturity securities	$178	$53	$335	$87

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(29)	$(60)	$(86)	$(157)
Less: tax effect	10	20	29	53
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(19)	$(40)	$(57)	$(104)

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

☐	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;

☐	our ability and efforts to assess, manage and improve our asset quality;
☐	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
☐	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
☐	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
☐	the effects of our adjustments to the composition of our investment portfolio;
☐	the strength of the Company’s counterparties;
☐	an insufficient allowance for loan losses;
☐	our ability to meet the capital requirements of our regulatory agencies;
☐	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Capital Rules;
☐	changes in the interest rates affecting our deposits and loans;
☐	the loss of any of our key employees;
☐	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
☐	the effects of cyber-attacks or other security breaches;
☐	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
☐	future mergers or acquisitions, if any;
☐	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
☐	our ability to maintain internal control over financial reporting;
☐	our ability to realize our deferred tax assets;
☐	our ability to raise capital as needed by our business;
☐	our reliance on secondary sources, such as FHLB advances, sales of securities and loans and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
☐	other circumstances, many of which are beyond our control.

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

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between PCI loans and purchased performing loans and are recorded at fair value on the date of acquisition without the carryover of the related allowance for loan losses.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first nine months of 2016, the national and local economies continued to show slow, but measured signs of recovery with the main challenges continuing to be underemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the improvements seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business, and will provide the platform for continued growth and success in future periods. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Preferred Stock and Warrant” in this Quarterly Report on Form 10-Q), respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area and contribute to loan portfolio growth and diversification;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. Beginning in March 2015, dividends of $0.01 per share were declared and paid quarterly. The Company increased the quarterly dividends to $0.02 per share starting in August 2015 through August 2016, and again in November 2016 to $0.03 per share;
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt (as defined in Item 1 “Financial Statements,” under the heading “Note 13. Junior and Senior Subordinated Debt” in this Quarterly Report on Form 10-Q) in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Preferred Stock and Warrant” in this Quarterly Report on Form 10-Q), that was issued to the Treasury through the Capital Purchase Program; and
•	On October 11, 2016 the Company’s corporate headquarters was relocated to the Innsbrook business park in Glen Allen, Virginia in order to increase collaboration and productivity, while gaining operating efficiencies throughout the Company. The new headquarters provides the Company with the space and flexibility needed to continue to grow and reach new customers.

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

Summary of Third Quarter 2016 and Year to Date Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015
Net income	$1,999	$2,010
Basic and diluted net income per common share	$0.10	$0.11
Return on average assets (annualized)	0.61%	0.65%
Return on average common shareholders' equity (annualized)	7.06%	7.80%
Net interest margin (tax equivalent basis) (2)	3.68%	3.73%

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015
Net income (1)	$6,136	$5,126
Net income available to common shareholders (1)	$6,136	$4,740
Basic and diluted net income per common share	$0.33	$0.26
Return on average assets (annualized)	0.63%	0.53%
Return on average common shareholders' equity (annualized)	7.44%	6.25%
Net interest margin (tax equivalent basis) (2)	3.72%	3.89%

(1)	The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock during the 2015 periods. The Company redeemed the remaining shares of Series A Preferred Stock during the second quarter of 2015.
(2)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three and nine months ended September 30, 2016 and 2015 contained in "Results of Operations" in this Item 2.

For the three months ended September 30, 2016, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $548 thousand from the same period in 2015, principally due to an increase in interest and fees on loans driven primarily by loan growth, partially offset by increases in interest expense associated with our interest-bearing deposits and short-term borrowings;
•	Net interest margin (tax equivalent basis) decreased 5 basis points to 3.68% during the third quarter of 2016 as compared to 3.73% for the same period of 2015 primarily due to the declines in yields on our investment securities and loan portfolio and the impact of increased amounts of and costs paid on our short-term borrowings;
•	Net accretion attributable to accounting adjustments related to the VCB acquisition was $82 thousand for the third quarter of 2016, as compared to $20 thousand in the same period of 2015;
•	Nonperforming assets at September 30, 2016 decreased $1.8 million from June 30, 2016, primarily due to a $1.1 million decrease in nonaccrual loans and a $746 thousand decrease in other real estate owned;
•	Net gain on sale of available for sale securities of $270 thousand as compared to $71 thousand in the same period of 2015 was higher due to the adjustments of the composition of the investment securities portfolio as part of our overall asset/liability management strategy;
•	Increase in salaries and employee benefits of $449 thousand from the same period in 2015, primarily due to an increase in group insurance expense (which was driven by an increase in claims during the second and third quarters of 2016) and other incentive compensation;
•	Collection, repossession and other real estate owned expense decreased $83 thousand from the same period of 2015 due to decreases in collection costs associated with classified assets; and
•	Other operating expenses increased $139 thousand during the third quarter of 2016 as compared to the same period of 2015, primarily due to increases in director fees and other non-loan related losses and write-offs.

For the nine months ended September 30, 2016, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $1.3 million from the same period in 2015, principally due to an increase in interest and fees on loans driven primarily by loan growth, partially offset by an increase in interest expense associated with our short-term borrowings and the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) decreased 17 basis points to 3.72% during the nine months ended September 30, 2016 as compared to 3.89% for the same period of 2015 primarily due to a decline in yields on our investment securities and loan portfolio and the impact of interest incurred on the short-term borrowings and Senior Subordinated Debt;
•	Net accretion attributable to accounting adjustments related to the VCB acquisition was $200 thousand, as compared to $423 thousand in the same period of 2015;

•	Nonperforming assets at September 30, 2016 increased $1.0 million from December 31, 2015, primarily due to a $1.5 million increase in loans past due 90 days and accruing interest (of which the majority of this increase came from a single purchased credit-impaired loan acquired through the VCB acquisition that we are well secured in) and a $1.0 million increase in OREO (of which the majority of this increase came from foreclosures on several one to four family residential investment properties owned by a single borrower), partially offset by a decrease of $1.4 million in nonaccrual loans. Nonperforming assets at September 30, 2016 increased $1.7 million from September 30, 2015, primarily due to a $1.5 million increase in loans past due 90 days and accruing interest (of which the majority of this increase came from a single purchased credit-impaired loan that is well secured) and a $1.3 million increase in OREO, partially offset by a decrease of $1.1 million in nonaccrual loans;
•	Net gain on sale of available for sale securities of $507 thousand as compared to $122 thousand in the same period of 2015 was higher due to the adjustments of the composition of the investment securities portfolio as part of our overall asset/liability management strategy;
•	Consultant fees decreased $400 thousand from the same period in 2015, primarily due to expenses incurred during 2015 related to the aforementioned comprehensive assessment of our operations that were not repeated during 2016;
•	Marketing and advertising expenses increased $249 thousand as compared to the same period in 2015 due to the timing of advertising campaigns and other initiatives;
•	Decrease in merger and merger related expenses of $224 thousand due to certain costs incurred during the first quarter of 2015 associated with the VCB acquisition that were not repeated in 2016; and
•	No effective dividend on preferred stock in the first nine months of 2016 as compared to $386 thousand from the same period of 2015. This was due to the redemption of the remaining 14,000 shares of the Company’s Series A Preferred Stock in transactions completed during the first half of 2015.

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2016 and 2015.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended September 30,
(dollars in thousands)	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$259,888	$1,406	2.15%	$222,800	$1,173	2.09%
Restricted securities	8,982	113	5.00%	8,535	114	5.30%
Tax exempt (2)	2,715	23	3.34%	35,907	360	3.98%
Total securities	271,585	1,542	2.26%	267,242	1,647	2.45%
Interest bearing deposits in other banks	7,152	11	0.61%	6,856	4	0.23%
Federal funds sold	104	-	0.00%	139	-	0.00%
Loans, net of unearned income (3)	917,317	11,150	4.84%	853,421	10,443	4.85%
Total earning assets	1,196,158	12,703	4.22%	1,127,658	12,094	4.25%
Less allowance for loan losses	(10,569)			(12,113)
Total non-earning assets	112,655			114,418
Total assets	$1,298,244			$1,229,963

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$308,553	$299	0.39%	$295,441	$270	0.36%
Savings	105,482	51	0.19%	94,248	34	0.14%
Money market savings	160,779	185	0.46%	157,323	176	0.44%
Large dollar certificates of deposit (4)	122,746	315	1.02%	119,164	256	0.85%
Other certificates of deposit	111,881	228	0.81%	110,236	252	0.91%
Total interest-bearing deposits	809,441	1,078	0.53%	776,412	988	0.50%
Federal funds purchased and repurchase agreements	6,221	7	0.45%	7,204	9	0.50%
Short-term borrowings	112,712	118	0.42%	103,970	56	0.21%
Junior subordinated debt	10,310	93	3.59%	10,310	83	3.19%
Senior subordinated debt	19,083	352	7.34%	19,107	348	7.23%
Total interest-bearing liabilities	957,767	1,648	0.68%	917,003	1,484	0.64%
Noninterest-bearing liabilities
Demand deposits	198,664			181,303
Other liabilities	7,542			7,831
Total liabilities	1,163,973			1,106,137
Shareholders' equity	134,271			123,826
Total liabilities and shareholders' equity	$1,298,244			$1,229,963

Net interest income (2)		$11,055			$10,610

Interest rate spread (2)(5)			3.54%			3.61%
Interest expense as a percent of average earning assets			0.55%			0.52%
Net interest margin (2)(6)			3.68%			3.73%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $7 adjustment for 2016 and a $110 adjustment in 2015.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

	Nine Months Ended September 30,
(dollars in thousands)	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$256,890	$4,375	2.27%	$219,440	$3,560	2.17%
Restricted securities	9,021	355	5.26%	7,843	318	5.42%
Tax exempt (2)	5,647	157	3.70%	37,629	1,120	3.98%
Total securities	271,558	4,887	2.40%	264,912	4,998	2.52%
Interest bearing deposits in other banks	7,613	31	0.54%	6,902	12	0.23%
Federal funds sold	103	-	0.00%	201	-	0.00%
Loans, net of unearned income (3)	908,148	33,099	4.87%	829,976	31,016	5.00%
Total earning assets	1,187,422	38,017	4.28%	1,101,991	36,026	4.37%
Less allowance for loan losses	(10,906)			(12,512)
Total non-earning assets	111,804			113,830
Total assets	$1,288,320			$1,203,309

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$306,723	$866	0.38%	$288,802	$792	0.37%
Savings	102,432	139	0.18%	92,780	93	0.13%
Money market savings	162,267	566	0.47%	162,029	561	0.46%
Large dollar certificates of deposit (4)	121,970	962	1.05%	112,118	722	0.86%
Other certificates of deposit	115,390	702	0.81%	122,907	805	0.88%
Total interest-bearing deposits	808,782	3,235	0.53%	778,636	2,973	0.51%
Federal funds purchased and repurchase agreements	6,040	21	0.46%	9,112	40	0.59%
Short-term borrowings	114,289	358	0.42%	86,389	135	0.21%
Junior subordinated debt	10,310	273	3.54%	10,310	244	3.16%
Senior subordianted debt	19,058	1,054	7.39%	11,450	612	7.15%
Total interest-bearing liabilities	958,479	4,941	0.69%	895,897	4,004	0.60%
Noninterest-bearing liabilities
Demand deposits	190,803			171,703
Other liabilities	7,344			7,127
Total liabilities	1,156,626			1,074,727
Shareholders' equity	131,694			128,582
Total liabilities and shareholders' equity	$1,288,320			$1,203,309

Net interest income (2)		$33,076			$32,022

Interest rate spread (2)(5)			3.59%			3.77%
Interest expense as a percent of average earning assets			0.56%			0.49%
Net interest margin (2)(6)			3.72%			3.89%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $48 adjustment for 2016 and a $342 adjustment in 2015.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the third quarter of 2016 increased $548 thousand, or 5.2%, when compared to the third quarter of 2015.  Net interest income for the nine months ended September 30, 2016 increased $1.3 million, or 4.3%, when compared to the same period in 2015.  The Company's net interest margin (tax equivalent basis) decreased to 3.68% and 3.72% for the three and nine months ended September 30, 2016, respectively, representing 5 and 17 basis point decreases over the Company's net interest margin (tax equivalent basis) for the three and nine months ended September 30, 2015.  The declines in the net interest margin (tax equivalent basis) were primarily driven by lower loan yields as a result of competitive pressures in the historically low rate environment, and for the nine months ended September 30, 2016, lower accretion of fair value adjustments related to the VCB acquisition, as well as increased interest expense as a result of the private placement of $20.0 million of Senior Subordinated Debt in April 2015. Additionally, the average balance of and rates paid on our short-term borrowings increased as compared to the same periods in 2015. These margin pressures were largely offset by increases in average loan balances in the Company’s results for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The most significant factors impacting net interest income during the three and nine month periods ended September 30, 2016 were as follows:

Positive Impact:

•	Increases in average loan balances, primarily due to organic loan growth and loan purchases, partially offset by lower loan yields.

Negative Impacts:

•	Decreases in average yields earned on investment securities, primarily tax exempt investment securities, partially offset by increases in average balances of total investment securities;
•	Private placement of $20.0 million of Senior Subordinated Debt during the second quarter of 2015 resulting in increases to total average interest-bearing liabilities and related interest expense for the nine months ended September 30, 2016;
•	Increases in average short-term borrowings balances and rates paid, primarily due to loan growth outpacing deposit growth and other strategic initiatives; and
•	The Company experienced higher average interest-bearing deposit balances during the three and nine months ended September 30, 2016 over the comparable 2015 periods, primarily due to customer growth. The rates paid on total average interest-bearing deposits increased 3 and 2 basis points for the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015. The result was an increase in interest expense attributable to the Company’s deposit portfolio.

Total interest and dividend income

Total interest and dividend income increased 5.9% and 6.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The increase in total interest and dividend income during the three and nine months ended September 30, 2016 was primarily driven by an increase in average loan and investment securities balances, partially offset by a decrease in average loan and investment securities yields.

Loans

Average loan balances increased for the three and nine month periods ended September 30, 2016, as compared to the same periods in 2015, primarily due to organic loan growth and the purchase of $21.2 million in performing commercial and consumer loans between September 2015 and September 2016.  Loan growth during the first nine months of 2016 outpaced our internal targets. However, loan growth in our rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  The Company’s average loan balances increased $63.9 million and $78.2 million for the three and nine months ended September 30, 2016, respectively, as compared to average loan balances for the same periods in 2015.  Total average loans were 76.7% of total average interest-earning assets for the three months ended September 30, 2016, compared to 75.7% for the three months ended September 30, 2015.  Total average loans were 76.5% of total average interest-earning assets for the nine months ended September 30, 2016, compared to 75.3% for the nine months ended September 30, 2015.

Investment securities

Average total investment securities balances increased 1.6% and 2.5% for the three and nine month periods ended September 30, 2016, respectively, as compared to the same periods in 2015.  The overall increase was the result of management of the Company’s liquidity needs to support its operations, along with funds provided by deposit growth and measured loan demand in the Company’s markets, partially offset by a lack of investment opportunities with acceptable risk-adjusted rates of return. The Company remains committed to its long-term target of managing the investment securities portfolio to comprise 20% of the Company’s total assets.  The yields on total average investment securities decreased 19 and 12 basis points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The decrease in yields on average total investment securities during the three and nine month periods ended September 30, 2016, as compared to the same periods in 2015, was driven by a lower allocation of the total investment securities portfolio to SBA Pool securities and tax exempt municipal securities, both of which also tend to be higher-yielding segments of the Company’s investment securities portfolio. These decreases were partially offset by higher interest rates and a greater allocation of the total investment securities portfolio to higher yielding Agency CMO securities, Agency CMBS securities and taxable municipal securities.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to organic deposit growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services.

Borrowings

Average total borrowings increased for the three and nine month periods ended September 30, 2016, as compared to the same periods in 2015, primarily due to increased short-term borrowings, and for the nine months ended September 30, 2016, the issuance of $20.0 million in Senior Subordinated Debt in April 2015.  Average short-term borrowings increased for the three and nine month periods ended September 30, 2016, as compared to the same periods in 2015, due to additional short-term FHLB advances taken to fund loan growth and other strategic initiatives.

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

The following tables depict the components of noninterest income for the three and nine months ended September 30, 2016 and 2015:

Table 3: Noninterest Income

	Three Months Ended September 30,
(dollars in thousands)	2016	2015	Change $	Change %
Service charges and fees on deposit accounts	$754	$745	$9	1.2%
Debit card/ATM fees	426	468	(42)	-9.0%
Gain on sale of available for sale securities, net	270	71	199	280.3%
Gain on sale of held to maturity securities, net	-	10	(10)	-100.0%
(Loss) on sale of bank premises and equipment	-	(11)	11	100.0%
Earnings on bank owned life insurance policies	160	156	4	2.6%
Other operating income	256	285	(29)	-10.2%
Total noninterest income	$1,866	$1,724	$142	8.2%

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Change $	Change %
Service charges and fees on deposit accounts	$2,221	$2,081	$140	6.7%
Debit card/ATM fees	1,271	1,273	(2)	-0.2%
Gain on sale of available for sale securities, net	507	122	385	315.6%
Gain on sale of held to maturity securities, net	-	10	(10)	-100.0%
(Loss) on sale of bank premises and equipment	(9)	(38)	29	76.3%
Earnings on bank owned life insurance policies	478	479	(1)	-0.2%
Other operating income	621	848	(227)	-26.8%
Total noninterest income	$5,089	$4,775	$314	6.6%

Key changes in the components of noninterest income for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, are discussed below:

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

The following tables depict the components of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

Table 4: Noninterest Expense

	Three Months Ended September 30,
(dollars in thousands)	2016	2015	Change $	Change %
Salaries and employee benefits	$5,843	$5,394	$449	8.3%
Occupancy and equipment expenses	1,474	1,396	78	5.6%
Telephone	216	285	(69)	-24.2%
FDIC expense	207	196	11	5.6%
Consultant fees	127	92	35	38.0%
Collection, repossession and other real estate owned	126	209	(83)	-39.7%
Marketing and advertising	329	355	(26)	-7.3%
Loss (gain) on sale of other real estate owned	7	(8)	15	187.5%
Impairment losses on other real estate owned	34	-	34	100.0%
Other operating expenses	1,737	1,598	139	8.7%
Total noninterest expenses	$10,100	$9,517	$583	6.1%

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Change $	Change %
Salaries and employee benefits	$16,577	$16,405	$172	1.0%
Occupancy and equipment expenses	4,244	4,303	(59)	-1.4%
Telephone	633	692	(59)	-8.5%
FDIC expense	614	622	(8)	-1.3%
Consultant fees	581	981	(400)	-40.8%
Collection, repossession and other real estate owned	458	424	34	8.0%
Marketing and advertising	1,267	1,018	249	24.5%
Loss on sale of other real estate owned	10	18	(8)	-44.4%
Impairment losses on other real estate owned	34	5	29	580.0%
Merger and merger related expenses	-	224	(224)	-100.0%
Other operating expenses	5,058	4,991	67	1.3%
Total noninterest expenses	$29,476	$29,683	$(207)	-0.7%

Key changes in the components of noninterest expense for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, are discussed below:

•	Salaries and employee benefits increased primarily due to an increase in group insurance expense (which was driven by an increase in claims during the second and third quarters of 2016) and other incentive compensation;
•	Consultant fees decreased during the first nine months of 2016 as compared to the same period of 2015, primarily due to expenses incurred related to the aforementioned comprehensive assessment of our operations that was completed during 2015;
•	Collection, repossession and other real estate owned expenses decreased during the third quarter of 2016 as compared to the same period of 2015 due to decreases in collection costs associated with classified assets;
•	Marketing and advertising expenses increased during the first nine months of 2016 as compared to the same period of 2015 due to the timing of advertising campaigns and other initiatives;

•	Merger and merger related expenses incurred during the first half of 2015 were related to the acquisition of VCB in 2014, and no similar expenses were incurred during the same period in 2016; and
•	Other operating expenses increased during the third quarter of 2016 as compared to the same period of 2015, primarily due to increases in director fees and other non-loan related losses and write-offs.

Income Taxes

The Company recorded income tax expense of $815 thousand for the three months ended September 30, 2016, as compared to $697 thousand for the same period of 2015, reflecting a $118 thousand increase in income tax expense. The Company recorded income tax expense of $2.5 million for the nine months ended September 30, 2016, as compared to $1.6 million for the same period of 2015, reflecting a $842 thousand increase in income tax expense.

The increase in income tax expense for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily due to the Company’s pretax income increasing by $107 thousand and $1.9 million, respectively, and a reduction in tax-exempt interest income from the Company’s investment securities portfolio. The decrease in tax-exempt interest income was primarily a result of the Company decreasing the percentage of tax-exempt investment securities that comprised its overall investment securities portfolio.

The effective tax rate for the three and nine months ended September 30, 2016 was 29.0% and 28.8%, respectively, as compared to 25.7% and 24.3%, respectively for the same periods in 2015. The increase in the effective tax rate from the three and nine months ended September 30, 2015 to the same periods in 2016 were primarily due to a decrease in tax-exempt interest income from the Company’s investment securities portfolio, as discussed above.

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

The allowance for loan losses is comprised of a specific allowance for identified problem loans and a general allowance representing estimations performed pursuant to either FASB ASC Topic 450 “Accounting for Contingencies”, or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as impaired, and is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal may be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when deemed appropriate. The general component covers non-classified or performing loans and those loans classified as substandard, doubtful or loss that are not impaired. The general component is based on migration analysis adjusted for qualitative factors, such as economic conditions, interest rates and unemployment rates. The Company uses a risk grading system for real estate (including multifamily residential, construction, farmland and non-farm, non-residential) and commercial loans. Loans are graded on a scale from 1 to 9. Non-impaired real estate and commercial loans are assigned an allowance factor which increases with the severity of risk grading. A general description of the characteristics of the risk grades is as follows:

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Average loans outstanding*	$908,148	$829,976
Allowance for loan losses, January 1	$11,327	$13,021
Charge-offs:
Commercial, industrial and agricultural	(68)	(181)
Real estate - one to four family residential:
Closed end first and seconds	(658)	(622)
Home equity lines	(431)	(160)
Real estate - construction:
One to four family residential	-	(102)
Real estate - non-farm, non-residential:
Owner occupied	(208)	(139)
Non-owner occupied	(90)	-
Consumer	(104)	(34)
Other	(58)	(52)
Total loans charged-off	(1,617)	(1,290)
Recoveries:
Commercial, industrial and agricultural	78	39
Real estate - one to four family residential:
Closed end first and seconds	455	87
Home equity lines	20	7
Real estate - construction:
One to four family residential	5	3
Other construction, land development and other land	1	1
Real estate - non-farm, non-residential:
Owner occupied	63	1
Non-owner occupied	61	-
Consumer	31	43
Other	26	26
Total recoveries	740	207
Net charge-offs	(877)	(1,083)
Provision for loan losses	17	-
Allowance for loan losses, September 30	$10,467	$11,938
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.12%	1.39%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.13%	0.17%

*Net of unearned income and includes nonaccrual loans.

The Company made a provision for loan losses of $17 thousand for the nine months ended September 30, 2016 compared to no provision for loan losses for the same period in 2015.  The allowance for loan losses totaled $10.5 million at September 30, 2016, representing a decline of $860 thousand from December 31, 2015 and a decline of $1.5 million from September 30, 2015.  The ratio of allowance for loan losses to total loans outstanding at September 30, 2016 declined 27 basis points from September 30, 2015 and 17 basis points from December 31, 2015, respectively.

The allowance for loan losses and the ratio of loan losses to total loans outstanding declined from December 31, 2015 to September 30, 2016 due to improvements in the Company’s asset quality and the resolution of certain classified or problem assets. In addition to these factors, declines in the allowance for loan losses and the ratio of loan losses to total loans from September 30, 2015 to September 30, 2016 were also driven by improvements in economic and financial conditions in the Company’s markets. Impaired loans decreased approximately $3.2 million from December 31, 2015, primarily due to the upgraded credit quality of a large commercial borrower, the reclassification of a large one to four family loan relationship from impaired loans to collectively evaluated based on payment performance, the partial charge-off and foreclosure of two other large one to four family loan relationships, and partially offset by the addition of a large commercial relationship to impaired loans as a result of a deterioration in the financial condition of the borrower. Nonperforming loans increased from December 31, 2015 to September 30, 2016 primarily due to the nonpayment of two PCI loans acquired through the VCB acquisition that we are well secured in, and OREO increased during that period primarily due to foreclosures on residential real estate properties related to one large borrower (as discussed in more detail below). Additionally, due to acquisition accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.  Net charge-offs for the nine months ended September 30, 2016 were $877 thousand, compared to $1.1 million for the same period of 2015.  This represents, on an annualized basis, 0.13% of average loans outstanding for the nine months ended September 30, 2016 compared to 0.17% of average loans outstanding for the same period of 2015.

The allowance for loan losses represented 1.12% of period end loans at September 30, 2016, compared with 1.29% of year end loans at December 31, 2015.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2016		2015
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$2,348	12.47%	$1,894	11.22%
Real estate - one to four family residential:
Closed end first and seconds	1,335	23.24%	1,609	26.43%
Home equity lines	589	12.77%	795	13.20%
Real estate - multifamily residential	83	3.66%	78	3.37%
Real estate - construction:
One to four family residential	205	1.90%	295	2.21%
Other construction, land development and other land	2,712	8.00%	2,423	5.32%
Real estate - farmland	83	1.19%	272	1.30%
Real estate - non-farm, non-residential:
Owner occupied	1,370	20.34%	1,964	21.27%
Non-owner occupied	643	11.34%	1,241	11.86%
Consumer	474	3.45%	287	2.27%
Other	625	1.64%	469	1.55%
Total allowance for loan losses	$10,467	100.00%	$11,327	100.00%

(Percent is portfolio loans in category divided by total loans.)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at September 30, 2016 and December 31, 2015 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of September 30, 2016, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015:

Table 7: Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Nonaccrual loans*	$4,729	$6,175	$(1,446)	-23.4%
Loans past due 90 days and accruing interest	2,594	1,117	1,477	132.2%
Total nonperforming loans	$7,323	$7,292	$31	0.4%
Other real estate owned	1,534	520	1,014	195.0%
Total nonperforming assets	$8,857	$7,812	$1,045	13.4%

Nonperforming assets to total loans and other real estate owned	0.94%	0.89%
Allowance for loan losses to nonaccrual loans	221.32%	183.43%
Allowance for loan losses to nonperfoming loans	142.94%	155.34%
Annualized net charge-offs to average loans for the period	0.13%	0.20%
Allowance for loan losses to period end loans	1.12%	1.29%

*Includes $1.3 million in nonaccrual TDRs at both September 30, 2016 and December 31, 2015, respectively.

The following table presents the change in the OREO balance for the nine months ended September 30, 2016 and 2015:

Table 8: OREO Changes

	September 30,
(dollars in thousands)	2016	2015	Change $	Change %
Balance at the beginning of period, gross	$522	$1,914	$(1,392)	-72.7%
Transfers from loans	2,518	1,249	1,269	101.6%
Capitalized costs	14	1	13	1300.0%
Sales proceeds	(1,474)	(2,832)	1,358	48.0%
Previously recognized impairment losses on disposition	-	(79)	79	100.0%
Loss on disposition	(10)	(18)	8	44.4%
Balance at the end of period, gross	1,570	235	1,335	568.1%
Less valuation allowance	(36)	(2)	(34)	-1700.0%
Balance at the end of period, net	$1,534	$233	$1,301	558.4%

The following table presents the change in the valuation allowance for OREO for the nine months ended September 30, 2016 and 2015:

Table 9: OREO Valuation Allowance Changes

	September 30,
(dollars in thousands)	2016	2015
Balance at the beginning of period	$2	$76
Valuation allowance	34	5
Charge-offs	-	(79)
Balance at the end of period	$36	$2

Nonperforming assets were $8.9 million, or 0.94%, of total loans and OREO at September 30, 2016 compared to $7.8 million, or 0.89%, at December 31, 2015. The slow and measured economic recovery has prompted the Company to maintain the heightened level of the allowance for loan losses, which was 221.32% of nonaccrual loans at September 30, 2016, compared to 183.43% at December 31, 2015. Nonperforming loans increased $362 thousand, or 5.2%, from September 30, 2015 to $7.3 million, primarily due to increases in loans past due 90 days and accruing interest in which no material losses are anticipated.

Nonaccrual loans were $4.7 million at September 30, 2016, a decrease of $1.4 million, or 23.4%, from $6.2 million at December 31, 2015. Of the current $4.7 million in nonaccrual loans, $4.5 million, or 94.1%, is secured by real estate in our market area. Of these real estate secured loans, $4.2 million are one to four family residential real estate and $225 thousand are commercial properties.

Loans past due 90 days and accruing interest were $2.6 million at September 30, 2016, an increase of $1.5 million from both December 31, 2015 and September 30, 2015. These increases were due to the nonpayment of a large non-farm, non-residential real estate loan (that was included in the Company’s PCI portfolio) as a result of the deteriorating financial condition of the borrower. These loans have remained on accrual status as they are well secured and full recoveries are anticipated.

OREO, net of valuation allowance at September 30, 2016 was $1.5 million, an increase of $1.0 million from December 31, 2015. The balance of OREO at September 30, 2016 was comprised of seventeen properties of which $51 thousand were real estate construction properties and $1.5 million were closed end one to four family residential properties. During the nine months ended September 30, 2016 new foreclosures included twenty-six properties totaling $2.5 million transferred from loans, and a significant portion of the closed end one to four family residential properties foreclosed during the first nine months of 2016 are related to a single borrower. Sales of twenty-two OREO properties for the nine months ended September 30, 2016 resulted in a net loss of $10 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded $34 thousand in losses in its consolidated statements of income for the nine months ended September 30, 2016 due to valuation adjustments on OREO properties as compared to $5 thousand for the same period of 2015. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at September 30, 2016 and December 31, 2015 can be found under Item 1. “Financial Statements,” under the heading “Note 4. Loan Portfolio” in this Quarterly Report on Form 10-Q.

At September 30, 2016, the balance of impaired loans was $32.1 million, for which there were specific valuation allowances of $3.4 million. At December 31, 2015, the balance of impaired loans was $35.4 million, for which there were specific valuation allowances of $4.6 million. The average balance of impaired loans was $33.2 million for the nine months ended September 30, 2016, compared to $36.3 million for the year ended December 31, 2015. Impaired loans decreased approximately $3.2 million from December 31, 2015, primarily due to the upgraded credit quality of a large commercial borrower, the reclassification of a large one to four family loan relationship from impaired loans to collectively evaluated based on payment performance, the partial charge-off and foreclosure of two other large one to four family loan relationships, and partially offset by the addition of a large commercial relationship to impaired loans as a result of a deterioration in the financial condition of the borrower. The Company’s balance of impaired loans remains elevated over pre-2009 levels primarily due to performing TDRs, against which there are no valuation allowances.

The following table presents the balances of TDRs at September 30, 2016 and December 31, 2015:

Table 10: Troubled Debt Restructurings (TDRs)

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Performing TDRs	$14,590	$15,535	$(945)	-6.1%
Nonperforming TDRs*	1,299	1,300	(1)	-0.1%
Total TDRs	$15,889	$16,835	$(946)	-5.6%

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

Financial Condition

Summary

At September 30, 2016, the Company had total assets of $1.31 billion, an increase of approximately $44.5 million, or 3.5%, from $1.27 billion at December 31, 2015. The increase in total assets was principally the result of increases in loans primarily funded by short-term borrowings, continued deposit growth and a reduction in cash and due from banks as well as interest bearing deposits with banks. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Total assets	$1,314,896	$1,270,384	$44,512	3.5%
Cash and due from banks	6,297	13,451	(7,154)	-53.2%
Interest bearing deposits with banks	13,676	18,304	(4,628)	-25.3%
Securities available for sale, at fair value	232,925	230,943	1,982	0.9%
Securities held to maturity, at carrying value	28,549	29,698	(1,149)	-3.9%
Loans, net of unearned income	936,624	880,778	55,846	6.3%
Total deposits	1,010,290	988,719	21,571	2.2%
Total borrowings	162,495	148,760	13,735	9.2%
Total shareholders' equity	134,645	126,275	8,370	6.6%

Investment Securities

The investment securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the investment securities portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment securities portfolio consists of held to maturity and available for sale investment securities. There were no investment securities classified as “trading” at September 30, 2016 or December 31, 2015. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the investment securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Investment securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at fair value.

Table 12: Investment Securities

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Available for Sale (at Fair Value):
Obligations of U.S. Government agencies	$-	$9,262	$(9,262)	-100.0%
SBA Pool securities	66,524	63,826	2,698	4.2%
Agency residential mortgage-backed securities	27,543	23,903	3,640	15.2%
Agency commercial mortgage-backed securities	27,440	18,315	9,125	49.8%
Agency CMO securities	54,430	52,171	2,259	4.3%
Non agency CMO securities	47	61	(14)	-23.0%
State and political subdivisions	54,916	61,405	(6,489)	-10.6%
Corporate securities	2,025	2,000	25	1.3%
Total	$232,925	$230,943	$1,982	0.9%

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$10,345	$11,371	$(1,026)	-9.0%
State and political subdivisions	18,204	18,327	(123)	-0.7%
Total	$28,549	$29,698	$(1,149)	-3.9%

Total investment securities were $261.5 million at September 30, 2016, reflecting a slight increase from $260.6 million at December 31, 2015.

During the first nine months of 2016, the Company sold its remaining investments in obligations of U.S. Government agencies and decreased its investments in state and political subdivisions (primarily tax exempt) while increasing its investments in Agency residential and commercial mortgage-backed securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. As part of our overall asset/liability management strategy, we are targeting our investment securities portfolio to be approximately 20% of our total assets. As of September 30, 2016 and December 31, 2015, our investment securities portfolio was 19.9% and 20.5%, respectively, of total assets.

The available for sale portfolio had an unrealized gain, net of tax expense, of $1.2 million at September 30, 2016 compared with an unrealized (loss), net of tax benefit, of ($1.7) million at December 31, 2015. These unrealized gains as of September 30, 2016 were principally due to financial market conditions for these types of investments, particularly changes in interest rates, which decreased during the first nine months of 2016 causing bond prices to increase and thereby decreased the amount of unrealized losses at September 30, 2016.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $936.6 million at September 30, 2016, an increase of approximately $55.8 million, or 6.3%, from $880.8 million at December 31, 2015. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Commercial, industrial and agricultural	$116,747	$98,828	$17,919	18.1%
Real estate - one to four family residential:
Closed end first and seconds	217,733	232,826	(15,093)	-6.5%
Home equity lines	119,578	116,309	3,269	2.8%
Total real estate - one to four family residential	337,311	349,135	(11,824)	-3.4%
Real estate - multifamily residential	34,302	29,672	4,630	15.6%
Real estate - construction:
One to four family residential	17,788	19,495	(1,707)	-8.8%
Other construction, land development and other land	74,884	46,877	28,007	59.7%
Total real estate - construction	92,672	66,372	26,300	39.6%
Real estate - farmland	11,172	11,418	(246)	-2.2%
Real estate - non-farm, non-residential:
Owner occupied	190,502	187,224	3,278	1.8%
Non-owner occupied	106,205	104,456	1,749	1.7%
Total real estate - non-farm, non-residential	296,707	291,680	5,027	1.7%
Consumer	32,313	19,993	12,320	61.6%
Other	15,400	13,680	1,720	12.6%
Total loans	$936,624	$880,778	$55,846	6.3%

Loans increased during the first nine months of 2016 primarily due to organic loan growth and the purchase of $16.4 million in performing commercial and consumer loans. Commercial, industrial and agricultural loans increased primarily as a result of the continued efforts of our loan production office in Chesterfield, Virginia. Closed end first and second loans decreased primarily due to weak demand in our rural markets, and refinancing activity in a competitive mortgage lending market driven by the low interest rate environment.  Other construction, land development and other land loans increased as the Company has renewed its focus and efforts on this loan segment with our in-house expertise. Consumer loans increased primarily due to the purchase of $9.5 million in performing recreational vehicle loans. Loan growth in the Company’s rural markets, primarily on the consumer side, remained weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment and increased competition among banks and other financial institutions.

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

Total deposits were $1.0 billion as of September 30, 2016, an increase of approximately $21.6 million, or 2.2%, from $988.7 million as of December 31, 2015. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	September 30,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Noninterest-bearing demand deposits	$200,544	$174,071	$26,473	15.2%

Interest-bearing deposits:
Demand deposits	309,242	306,503	2,739	0.9%
Savings deposits	106,642	97,407	9,235	9.5%
Money market savings deposits	157,529	172,530	(15,001)	-8.7%
Time deposits $100 and over	123,706	119,098	4,608	3.9%
Other time deposits	112,627	119,110	(6,483)	-5.4%
Total interest-bearing deposits	809,746	814,648	(4,902)	-0.6%
Total deposits	$1,010,290	$988,719	$21,571	2.2%

During the first nine months of 2016, the Company’s deposits increased due to organic growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services. The increase in our noninterest-bearing demand deposits was due to organic growth and as a result of customers seeking the liquidity and safety of demand deposit accounts in light of continuing economic uncertainty in general. Savings deposits increased as a result of our new Kasasa products and related marketing and advertising initiatives. The decrease in money market savings deposits was due to seasonality of our local government and business clients, timing of reinvestments of maturing brokered certificates of deposits under the CDARS program and as a result of customers seeking the liquidity of demand deposit accounts. At September 30, 2016 and December 31, 2015, the Company had $62.0 million and $53.8 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are approximately consistent with the market rates offered in our local area. Included in these brokered certificates of deposits as of September 30, 2016 and December 31, 2015 are $36.6 million and $28.4 million, respectively, in deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $162.5 million at September 30, 2016, an increase of approximately $13.7 million, or 9.2%, from $148.8 million at December 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2015 Form 10-K.

Contractual Obligations

As of September 30, 2016, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2015 Form 10-K.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and due from banks, interest bearing deposits with banks, federal funds sold, repayments from loans, sales of loans, increases in deposits, lines of credit from the FHLB and three correspondent banks, sales of investments, interest and dividend payments received from investments and maturing investments. We also use other short and long-term borrowings to provide additional liquidity when available on terms favorable to the Company, including entering into repurchase agreements with customers and issuing subordinated debt and notes. Our ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets, financial market conditions, and available borrowing capacity under certain of our borrowing sources. Depending on our liquidity levels, our capital position, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, or other possible capital market transactions, the proceeds of which could provide additional liquidity for operations.

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

Cash, cash equivalents and federal funds sold totaled $20.0 million as of September 30, 2016 compared to $32.0 million as of December 31, 2015. At September 30, 2016, cash, cash equivalents, federal funds sold and unpledged investment securities available for sale were $218.7 million, or 18.2%, of total assets, compared to $204.4 million, or 16.1%, of total assets at December 31, 2015.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $12.1 million, net cash used in investing activities was $58.3 million and net cash provided by financing activities was $34.2 million for the nine months ended September 30, 2016. Combined, this contributed to a $12.0 million decrease in cash and cash equivalents for the nine months ended September 30, 2016.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $388.3 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and investment securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $67.8 million at September 30, 2016. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $55.9 million at September 30, 2016.

As of September 30, 2016, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2016, the Company has no material commitments or long-term debt for capital expenditures.

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

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The capital conservation buffer requires that the Company and the Bank maintain additional CET1 above minimum capital adequacy requirements. Management believes, as of September 30, 2016, the Bank meets all minimum capital requirements to which it is subject.

As of September 30, 2016, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of September 30, 2016 and December 31, 2015 are presented under Item 1. “Financial Statements,” under the heading “Note 14. Capital Requirements” in this Quarterly Report on Form 10-Q.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years, and may be further limited if the Bank does not meet the applicable capital conservation buffer. For the nine months ended September 30, 2016 and 2015, no cash dividends have been paid from the Bank to the Company.

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

For the nine months ended September 30, 2016, the Company paid $0.06 of cash dividends on each share of the Company’s common stock and Series B Preferred Stock, as compared to paying $0.04 of cash dividends in the same period of 2015.

In July 2016 the Company reinitiated the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRSPP”). The Company’s DRSPP allows registered common shareholders to automatically reinvest some or all of their common stock cash dividends in shares of the Company’s common stock, subject to the terms and conditions of the DRSPP, and provides an opportunity for investors to purchase shares of the Company’s common stock. Of the 353,473 shares reserved for issuance under the Company’s DRSPP, there were 131,767 shares available for issuance under the plan as of September 30, 2016.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	- OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of September 30, 2016 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

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

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date:	November 9, 2016	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

