Form 10-K
period 2016-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2017-03-15
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission file number 000-23565

EASTERN VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1866052
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10900 Nuckols Road, Suite 325

Glen Allen, Virginia 23060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was $94.6 million.

There were 13,116,600 shares of common stock, par value $2.00 per share, outstanding as of March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Part I

Item 1. Business

General

Eastern Virginia Bankshares, Inc. (the “Company”) is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company was headquartered in Tappahannock, Virginia until October 2016 at which time it was relocated to Glen Allen, Virginia. Through our wholly-owned bank subsidiary, EVB (the “Bank”) which is headquartered in Tappahannock, Virginia, we operate twenty-four full service branches and two drive-in facilities in eastern Virginia, and one loan production office in Chesterfield County, Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) on November 14, 2014 and merged VCB with and into the Bank with the Bank surviving, thereby adding to the Bank three additional branches located in Hampton, Newport News and Williamsburg. On December 13, 2016, the Company entered into an Agreement and Plan of Merger to merge with and into Southern National Bancorp of Virginia, Inc. (“Southern National”), with Southern National surviving (such transaction, the “Pending Merger”). The Pending Merger, which is expected to be completed by the third quarter of 2017, is subject to regulatory approvals and the approval of the shareholders of both companies, as well as customary closing conditions.

EVB is a community bank targeting small to medium-sized businesses and consumers in our traditional coastal plain markets and the emerging suburbs outside of the Richmond, Tidewater, and southern Virginia areas. Our mission is to enable our customers, teammates and shareholders to achieve their financial dreams and goals, making our communities better places to live.

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

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. offers a comprehensive range of investment services through Infinex Investments, Inc. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at two retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $2 thousand, which is adjustable on a quarterly basis.

The Bank has a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.94% ownership in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has 100% ownership interests in Dunston Hall LLC and POS LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all the subsidiaries of the Bank are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Our Capital region is currently comprised of Chesterfield, Hanover, Henrico and King William counties and Colonial Heights, which are largely emerging suburbs of Richmond. Hanover County is approximately 10 miles from downtown Richmond and eighty-six miles south of Washington, DC. Hanover County is the largest county by area in the Richmond metropolitan area. The county provides residents and businesses the geographic advantages of a growing metropolitan area coupled with substantial acreage for expansion in a suburban setting. With a branch and our corporate headquarters in the adjacent county of Henrico, which is closer to Richmond, we have the advantage of an established economic setting with many small business prospects. Our location in Colonial Heights puts us in the south Richmond suburbs and allows us to capitalize on economic activity related to the U.S. Army facility at Fort Lee. The other county, King William, offers us growth opportunities as the Richmond suburbs expand farther east of their current boundaries.

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

We believe that economic growth and bank consolidation have created a growing number of businesses and consumers in need of a broad range of products and services, as well as the high level of personal service that we provide. We look at 2017 as a year to strengthen our existing markets. Our long-term business plan is to capitalize on the growth opportunity in our markets by further developing our branch network and augmenting our market area, including through the Pending Merger with Southern National.

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

Employees

As of December 31, 2016, the Company had 315 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

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

The Basel III Capital Rules were effective January 1, 2015, and the Basel III Capital Rules capital conservation buffer will be phased in from 2016 to 2019.

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

Under the Basel III Capital Rules, the minimum capital ratios as of December 31, 2016 were as follows (including the impact of the capital conservation buffer):

•	5.1250% CET1 to risk-weighted assets.
•	6.6250% Tier 1 capital to risk-weighted assets.
•	8.6250% Total capital to risk-weighted assets.

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

Management believes that, as of December 31, 2016, the Company would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were then in effect.

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

Source of Strength Doctrine

The Dodd-Frank Act codifies and expands the existing Federal Reserve Board policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of March 2017, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the Federal Reserve Board’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Incentive Compensation

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued regulatory guidance (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The federal banking agencies emphasize that all banking organizations must carefully design and oversee incentive compensation policies to ensure such policies do not undermine the safety and soundness of such organizations.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and imposes additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published.

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

Prior approval of the applicable primary federal regulatory and the Bureau is required for a Virginia chartered bank or a bank holding company to merge with another bank or bank holding company, or purchase the assets or assume the deposits of another bank or bank holding company, or acquire control of another bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial condition and capital position of, and any asset concentrations (including commercial real estate loan concentrations) of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the applicant’s compliance with and the effectiveness of the subject organizations in combating money laundering activities and complying with Bank Secrecy Act requirements.

FDIC Insurance, Assessments and Regulation

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit ownership category. As of March 2017, the basic limit on FDIC deposit insurance coverage was $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15% and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2016 total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35% and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35% by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15% to 1.35% – which requirement was met through rules adopted by the FDIC during 2016. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On June 30, 2016 the designated reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessments for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented.

FDIC insurance expense totaled $707 thousand, $821 thousand and $921 thousand in 2016, 2015 and 2014, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the DIF ranged between a high of 0.58 basis points for 2016, with a low of 0.56 basis points for the second, third and fourth quarters of 2016. For the first quarter of 2017, the FICO assessment rate for the DIF is 0.54 basis points resulting in a premium of $0.0054 per $100 of DIF-eligible deposits.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. The Company believes that, as of December 31, 2016, its bank subsidiary, EVB, was “well capitalized” based on the applicable ratios.

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

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company and the Bank by the Federal Reserve Board. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve Board applies consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty. In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy notice provided to the customer.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in July 2016, it received a CRA performance evaluation of “satisfactory.”

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2016, the Bank held $8.5 million of FHLB of Atlanta stock.

Volcker Rule

The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). On December 10, 2013, the U.S. financial regulatory agencies (including the Federal Reserve Board, the FDIC and the SEC) adopted final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (“CDOs”) backed by trust preferred securities, effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by trust preferred securities from the Volcker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in trust preferred securities issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.

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

Available Information

The Company’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings also are available through our web site at http://www.evb.org under “SEC Filings” as soon as reasonably practicable after they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Company’s Corporate Secretary at 10900 Nuckols Road, Suite 325, Glen Allen, VA 23060 or by calling 804-443-8400. The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.

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

Affiliates of Castle Creek Capital Partners (“Castle Creek”) and GCP Capital Partners (“GCP Capital”) are substantial holders of our common stock.

Castle Creek holds approximately 8.1% of our common stock and approximately 27.8% of our combined common stock and Series B Preferred Stock. GCP Capital holds approximately 8.6% of our common stock and approximately 12.6% of our combined common stock and Series B Preferred Stock. Pursuant to the terms of the securities purchase agreements entered into with Castle Creek and GCP Capital, Castle Creek and GCP Capital each have a right to appoint a representative on our Board of Directors and on the Bank’s board of directors. Boris M. Gutin serves on the Boards of Directors of the Company and the Bank at the request of an affiliate of GCP Capital. Castle Creek and GCP Capital may have individual economic interests that are different from the other’s interests and different from the interests of our other shareholders.

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

The Company and the Bank are supervised by the Federal Reserve Board and the Bureau. As such, each is subject to extensive supervision and prudential regulation. Both the Company and the Bank must maintain certain risk-based and leverage capital ratios and operate in a safe and sound manner as required by the Federal Reserve Board and the Bureau. If the Company or the Bank fails to meet regulatory capital requirements or is deemed to be operating in an unsafe and unsound manner or in violation of law, it may be subject to a variety of informal or formal regulatory actions. Informal regulatory actions may include a memorandum of understanding which is initiated by the regulator and outlines an institution’s agreement to take specified actions within specified time periods to correct violations of law or unsafe and unsound practices. In addition, as part of the regular examination process, regulators may advise the Company or the Bank to operate under various restrictions as a prudential matter. Any of these restrictions, in whatever manner imposed, could have a material adverse effect on our business, financial condition and results of operations.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of our loans are secured by real estate (both residential and commercial) in our market areas. At December 31, 2016, approximately 80.5% of our $1.0 billion loan portfolio was secured by residential and commercial real estate. Changes in the real estate market, such as a deterioration in market value of collateral, or a decline in local employment rates or economic conditions, could adversely affect our customers’ ability to pay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may be unpredictable. If the value of real estate serving as collateral for the loan portfolio materially declines, a significant portion of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan.  In that event, we may have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition.

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

At December 31, 2016, we had approximately $108.7 million in loans for the acquisition and development of real estate and for construction of improvements to real estate, representing approximately 10.5% of our total loans outstanding as of that date. These loans are to developers, builders and individuals. Project types financed include acquisition and development of residential subdivisions and commercial developments, builder lines for one to four family home construction and loans to individuals for primary and secondary residence construction. These types of loans are generally viewed as having more risk of default than residential real estate loans. Completion of development projects and sale of developed properties may be affected significantly by general economic conditions, and further downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains acquisition and development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. We may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition and growth.

We face risks in connection with our strategic and other business initiatives and we may not be able to fully execute on these initiatives, which could have a material adverse effect on our financial condition or results of operations.

From time to time we may pursue, develop, and implement strategic business initiatives. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such opportunities or that such opportunities, if pursued, will be successful.

We remain focused on building a robust banking franchise and continue to evaluate and undertake various strategic activities and business initiatives. These initiatives may include products or services that are new to us. There can be no assurance that we will successfully identify appropriate initiatives, that we will be able to negotiate or finance such initiatives or that such initiatives, if undertaken, will be successful.

Our ability to execute strategic and other business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the initiative but may include: overall market conditions, meeting applicable regulatory requirements and receiving approval of any regulatory applications or filings, hiring or retaining key employees, achieving anticipated business results and our success in operating effectively with any co-investor or partner with whom we elect to do business. Our ability to address these factors successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic initiative, it could adversely affect our business, financial condition, results of operations or reputation. In connection with executing any such initiative, we would expect to incur additional non-interest expense, and perhaps the initiative’s entire cost, in advance of realizing improved financial condition and results of operations as a result of the initiative.

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

We are a customer-focused and relationship-driven organization. We expect our future success to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer and other senior officers. We have entered into employment agreements with certain of our executive officers, including our chief executive officer. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

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

The Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis are discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company has elected to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis through the use of an independent third party specialist. As of December 31, 2016, we had $17.1 million of goodwill related to branch acquisitions in 2003 and 2008 and the acquisition of VCB in 2014. To date, we have not recorded any impairment charges on our goodwill, however there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change. Any material impairment charge would have a negative effect on the Company’s financial results and shareholders’ equity.

Other-than-temporary impairment could reduce our earnings.

We may be required to record other-than-temporary impairment (or “OTTI”) charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment securities portfolio in future periods. An OTTI charge could have a material adverse effect on our results of operations and financial condition.

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

Our common stock and Series B Preferred Stock are not bank deposits and, therefore, losses in their value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock or Series B Preferred Stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K, and is subject to the same market forces and investment risks that affect the price of capital stock in any other company, including the possible loss of some or all principal invested.

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

Risks Related to the Pending Merger with Southern National

Because of the fixed exchange ratio and the fluctuation of the market price of Southern National common stock, the market value of the merger consideration to be paid by Southern National to our shareholders will fluctuate.

On December 13, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with and into Southern National Bancorp of Virginia, Inc. ( or “Southern National”), with Southern National surviving (such transaction, the “Pending Merger”). In the Pending Merger, each share of our common stock and of our Series B Preferred Stock will be converted into the right to receive 0.6313 shares of common stock of the combined company, the value of which will depend upon the price of Southern National common stock at the effective date of the Pending Merger, and cash in lieu of any fractional shares. Upon the effective date of the Pending Merger, Southern National common stock, including the shares issued to former holders of our common stock and our Series B Preferred Stock, will be the common stock of the combined company. The price of Southern National common stock as of the effective date of the Pending Merger may vary significantly from its price at the date the fixed exchange ratio was established. There will be no adjustment to the merger consideration for changes in the market price of either shares of Southern National common stock or shares of our common stock. There also is no maximum or minimum closing price of Southern National common stock at which we or Southern National may unilaterally terminate the Merger Agreement. Variations in the price of Southern National common stock may result from changes in the business, operations or prospects of Southern National, regulatory considerations, general market and economic conditions, and other factors, many of which are outside of the control of Southern National.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, our business may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Pending Merger, without realizing any of the anticipated benefits of completing the Pending Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Pending Merger will be completed. Furthermore, costs relating to the Pending Merger, such as legal, accounting and financial advisory fees, must be paid even if the Pending Merger is not completed. Failure to complete the Pending Merger could also result in reputational harm to us. If the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by our Board of Directors, the Company may be required to pay to Southern National a termination fee of $7.5 million. If the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which Southern National has agreed to pay with respect to the Pending Merger.

We are subject to business uncertainties and contractual restrictions related to the Pending Merger.

Uncertainty about the effect of the Pending Merger on employees and customers may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Pending Merger is completed, and could cause customers and others that deal with the Company and the Bank to seek to change existing business relationships. Retention of certain employees by the Company and the Bank may be challenging until the Pending Merger is completed, as certain employees may experience uncertainty about their future roles with the Bank. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with our organization, our business before or following completion of the Pending Merger could be harmed. Southern National may be subject to similar risks and uncertainties related to the Pending Merger, and the negative consequences of risk and uncertainties encountered by the Company and Southern National may negatively affect the business, financial condition or results of operations of the combined company. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing and to refrain from taking certain specified actions until the Pending Merger occurs, which may prevent us from pursuing attractive business opportunities that may arise prior to completion of the Pending Merger.

Combining Southern National and the Company may be more difficult, costly or time-consuming than we expect.

Southern National and the Company have operated and, until the completion of the Pending Merger, will continue to operate independently. The success of the Pending Merger will depend, in part, on our ability to successfully combine the businesses of Southern National with ours. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Pending Merger. The loss of key employees could adversely affect the combined company’s ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on the combined company’s financial results and the value of Southern National’s common stock after the Pending Merger is completed. If the combined company experiences difficulties with the integration process, the anticipated benefits of the Pending Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between Southern National and the Company will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company, the Bank, Southern National and Sonabank during this transition period and for an undetermined period after consummation of the Pending Merger.

Our ability to complete the Pending Merger is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Pending Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and the Bureau. These regulators may impose conditions on the completion of the Pending Merger. Although we do not currently expect that any significant conditions would be imposed, there can be no assurance that they will not be, and such conditions could have the effect of delaying completion of the Pending Merger or imposing additional costs on or limiting the revenues of the combined company following completion of the Pending Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

The Merger Agreement limits our ability to pursue alternatives to the Pending Merger and might discourage competing offers for a higher price or premium.

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of our Company. In addition, under certain circumstances, if the Merger Agreement is terminated and we, subject to certain restrictions, consummate a similar transaction other than the Pending Merger, we must pay to Southern National a termination fee of $7.5 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant percentage of ownership of us from considering or proposing the acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Pending Merger.

The Pending Merger may distract our management from their other responsibilities.

The Pending Merger could cause our management to focus their time and energies on matters related to the transaction that otherwise would be directed to our business and operations. Any such distraction on the part of our management could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the completion of the Pending Merger, or the business and earnings of the combined company after completion of the Pending Merger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices (and corporate headquarters) are leased and located at 10900 Nuckols Road, Suite 325, Glen Allen, Virginia 23060 where we relocated to in October 2016. At the end of 2016, the Company owned twenty-one full service branch buildings including the land on which eighteen of those buildings are located and two remote drive-in facilities. The Company currently has long-term leases for six of its branches, one loan production office and its corporate headquarters in Glen Allen, Virginia. Three of the leases are for branch buildings, three of the leases are for the land on which Company owned branches are located, one lease is for a loan production office building in Chesterfield, Virginia and one lease is for the corporate headquarters. All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $788 thousand as of December 31, 2017. The counties of Northumberland and Middlesex are each the home to three of our branches. The counties of Essex and Gloucester are each home to two branch offices. In addition, Essex County houses an operations center that formerly served as our corporate headquarters. Henrico County houses one branch office and the Company’s corporate headquarters. Hanover County houses three branch offices and the Bank’s loan administration center, while King William County, Lancaster, New Kent, Southampton, Surry, Sussex Counties and the cities of Colonial Heights, Hampton, Newport News and Williamsburg each have one full service branch office. In addition, the city of Newport News houses a commercial/administrative center. Southampton County and Sussex County also each have a stand-alone drive-in/automated teller machine location.

The Company believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 23. Former Related Party Lease” of this Form 10-K for more information on the Company’s former related party lease.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Following are the persons who are currently executive officers of the Company, their ages as of December 31, 2016, their current titles and positions held during the last five years:

Joe A. Shearin, 60, joined the Company in 2001 as the President and Chief Executive Officer of Southside Bank. Mr. Shearin served in that capacity until 2006 when he became President and Chief Executive Officer of the Bank. Mr. Shearin became the President and Chief Executive Officer of the Company in 2002.

J. Adam Sothen, 40, joined the Company in June 2010 as Vice President and Corporate Controller of the Bank. In September 2011, Mr. Sothen was appointed as the Company’s Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer. Mr. Sothen served as the Corporate Controller until October 2012.

James S. Thomas, 62, joined the Company in 2003 as Senior Vice President and Retail Banking Manager of Southside Bank. In 2005, he became Executive Vice President and Chief Operating Officer of Southside Bank. In April 2006, Mr. Thomas became Executive Vice President of Retail Banking for the Bank. In June 2007, Mr. Thomas was promoted to Executive Vice President and Chief Credit Officer of the Bank.

Douglas R. Taylor, 60, joined the Company in April 2010 as Executive Vice President and Chief Risk Officer of the Bank.

Ann-Cabell Williams, 55, joined the Company in July 2011 as Executive Vice President and Retail Executive of the Bank.  From January 2007 until joining the Company, Ms. Williams served as Chief Operation Officer and Retail Executive for Bank of Virginia.  In April 2016, she became Executive Vice President and Chief Channel Distribution Officer of the Bank.

Bruce T. Brockwell, 51, joined the Company in April 2011 as Senior Vice President and Senior Commercial Lending Officer of the Bank. In May 2012, he became Senior Vice President and Director of Commercial Banking of the Bank. In August 2013, Mr. Brockwell was promoted to Executive Vice President and Director of Commercial Banking of the Bank. In April 2016, he became Executive Vice President and Chief Banking Officer of the Bank.

Mark C. Hanna, 48, joined the Company in November 2014 as Executive Vice President and Regional Executive of the Bank. From November 2006 until joining the Company, Mr. Hanna served as President and Chief Executive Officer for Virginia Company Bank. From September 2005 to November 2006, Mr. Hanna served as President of Virginia Company Bank.

Dianna B. Emery, 58, joined the Company in December 2007 as Cash Management Sales Officer of the Bank and later transitioned to Senior Business Analyst of the Bank.  In March 2011, she became Vice President and Operations Manager of the Bank.  In July 2015, she became Senior Vice President and Chief Operations Officer of the Bank.  In November 2015, Ms. Emery was promoted to Executive Vice President and Chief Operations Officer of the Bank.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance and Dividends

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “EVBS.” As of March 10, 2017, there were approximately 2,684 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $10.66. Set forth in the table below is the high and low sales prices of our common stock as reported by the NASDAQ Stock Market during each quarter for 2016 and 2015, along with the dividends that were declared quarterly in 2016 and 2015.

	2016			2015
Quarter	High	Low	Dividends	High	Low	Dividends
First	$7.10	$6.60	$0.02	$6.50	$6.12	$0.01
Second	7.75	6.60	0.02	6.57	5.80	0.01
Third	8.69	7.16	0.02	7.24	6.12	0.02
Fourth	10.50	7.60	0.03	7.24	6.25	0.02

Payment of dividends is at the discretion of the Company’s board of directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends refer to Item 1, “Business,” under the heading “Limits on Dividends” of this Annual Report on Form 10-K.

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2016, in stock price appreciation and dividends for the Company’s common stock, the NASDAQ Composite and the SNL $1 billion - $5 billion Bank Index. Returns assume an initial investment of $100 at the market close on December 31, 2011 and reinvestment of dividends. Values as of each year end of the $100 initial investment are shown in the table and graph below.

	Cumulative Total Return as of Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Eastern Virginia Bankshares, Inc.	100.00	268.66	348.26	321.89	360.60	531.19
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B - $5B Bank Index	100.00	123.31	179.31	187.48	209.86	301.92

Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRSPP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRSPP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses.

Beginning on August 15, 2012, the issuance of common stock under the DRSPP was temporarily suspended. In July 2016 the Company reinitiated the Company’s DRSPP. Of the 353,473 shares reserved for issuance under the Company’s DRSPP, there were 128,670 shares available for issuance under the plan as of December 31, 2016.

Purchases of Equity Securities by the Issuer

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2016, 2015 and 2014, the Company did not repurchase any of its common stock under the program.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Statement Data:
Interest and dividend income	$51,462	$47,964	$41,918	$42,024	$45,071
Interest expense	6,662	5,589	4,428	8,045	11,568
Net interest income	44,800	42,375	37,490	33,979	33,503
Provision for loan losses	17	-	250	1,850	5,658
Net interest income after provision for loan losses	44,783	42,375	37,240	32,129	27,845
Noninterest income	6,796	6,453	6,675	7,748	9,898
Noninterest expense	40,410	39,040	35,804	44,901	33,346
Income (loss) before income taxes	11,169	9,788	8,111	(5,024)	4,397
Income tax expense (benefit)	3,410	2,494	2,447	(2,392)	945
Net income (loss)	7,759	7,294	5,664	(2,632)	3,452
Effective dividend on preferred stock	-	386	1,948	1,504	1,500
Net income (loss) available to common shareholders	$7,759	$6,908	$3,716	$(4,136)	$1,952

Per Share Data:
Basic and Diluted net income (loss) per common share	$0.42	$0.38	$0.22	$(0.45)	$0.32
Cash dividends paid per share, common stock	$0.09	$0.06	$-	$-	$-
Dividend payout ratio	21.26%	15.86%	n/a	n/a	n/a
Book value per common share	$8.47	$8.11	$7.67	$7.41	$12.56

Balance Sheet Data:
Assets	$1,398,593	$1,270,384	$1,181,972	$1,027,074	$1,075,553
Loans, net of unearned income	1,033,231	880,778	820,569	657,197	684,668
Investment securities	259,145	269,600	253,707	275,979	286,164
Deposits	1,051,361	988,719	939,254	834,462	838,373
Total shareholders' equity	131,200	126,275	134,274	132,949	99,711
Average common shares outstanding - basic	13,089	13,017	12,015	9,205	6,051
Average common shares outstanding - diluted	18,329	18,257	17,255	9,205	6,051

Performance Ratios:
Return on average assets	0.60%	0.57%	0.35%	-0.39%	0.18%
Return on average common shareholders' equity	7.00%	6.76%	3.96%	-4.98%	2.66%
Efficiency ratio (1)	78.71%	78.93%	80.99%	79.46%	79.09%
Average equity to average assets	10.16%	10.53%	12.85%	11.13%	9.13%
Asset Quality Ratios:
Allowance for loan losses to period end loans	1.09%	1.29%	1.59%	2.25%	2.97%
Allowance for loan losses to nonaccrual loans	217.53%	183.43%	196.63%	134.03%	171.29%
Nonperforming assets to period end loans and other real estate owned	0.89%	0.89%	1.04%	1.80%	2.41%
Net charge-offs to average loans	0.01%	0.20%	0.28%	1.11%	1.32%

Capital Ratios:
Leverage capital ratio	9.2748%	9.2029%	10.7632%	12.0624%	8.1262%
CET1 risk-based capital	8.8000%	9.8050%	n/a	n/a	n/a
Tier 1 risk-based capital	11.5129%	12.6637%	14.0562%	18.2174%	12.6392%
Total risk-based capital	14.4449%	16.1737%	15.3097%	19.4793%	13.8767%

Note: (1) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of gains or losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2016 and 2015, and changes in financial condition and results of operations for the years 2014 through 2016. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Exchange Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance of portions of the Company’s asset portfolio, employee initiatives and the anticipated financial impact of those initiatives, and the payment of dividends; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the Company’s liquidity; (vi) statements of management’s expectations regarding future trends in interest rates, real estate values, business opportunities and economic conditions generally and in the Company’s markets; (vii) statements regarding future asset quality, including expected levels of charge-offs; (viii) statements regarding potential changes to laws, regulations or administrative guidance; (ix) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives, including the Pending Merger of the Company and Southern National; and (x) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;
❑	the possibility that any of the anticipated benefits of the Pending Merger will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Southern National and the Company will be materially delayed or will be more costly or difficult than expected; the inability to complete the Pending Merger due to the failure to obtain the required shareholder approvals; the failure to satisfy other conditions to completion of the Pending Merger, including receipt of required regulatory and other approvals; the failure of the Pending Merger to close for any other reason; the effect of the announcement of the Pending Merger on customer relationships and operating results; the possibility that the Pending Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of Southern National and the Company;
❑	our ability and efforts to assess, manage and improve asset quality;
❑	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment securities portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
❑	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
❑	the effects of our adjustments to the composition of our investment securities portfolio;
❑	the strength of the Company’s counterparties;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;

❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Capital Rules;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
❑	the effects of cyber-attacks or other security breaches;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;
❑	our ability to realize our deferred tax assets, including in the event the Company experiences an ownership change as defined by section 382 of the Code;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions and projections within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance, actions or achievements of the Company will not differ materially from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events. The reader should refer to risks detailed under Item 1A. “Risk Factors” included above in this Form 10-K and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be significantly different from those expressed or implied by our forward-looking statements.

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

Goodwill

With the adoption of FASB Accounting Standards Update (“ASU”) 2011-08, “Intangible-Goodwill and Other-Testing Goodwill for Impairment,” the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, it determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and we may be required to record impairment charges. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions in order to determine the fair value of the respective assets. Major assumptions used in the impairment analysis were discounted cash flows, merger and acquisition transaction values (including as compared to tangible book value), and stock market capitalization. The Company chose to bypass the preliminary assessment of qualitative impairment factors and completed its annual goodwill impairment test during the fourth quarter of 2016 through the use of an independent third party specialist and determined there was no impairment to be recognized in 2016. If the underlying estimates and related assumptions change in the future, the Company may be required to record impairment charges.

Retirement Plan

The Company historically maintained a defined benefit pension plan. Effective January 28, 2008, the Company took action to freeze the plan with no additional contributions for a majority of participants. Employees age 55 or greater or with 10 years of credited service were grandfathered in the plan. No additional participants have been added to the plan. The plan was again amended on February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was amended and restated as a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense. The Company intends to terminate the plan effective May 1, 2017 in connection with the Pending Merger.

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

Business Overview

The Company provides a broad range of personal and commercial banking services including commercial, consumer and real estate loans. We complement our lending operations with an array of retail and commercial deposit products and fee-based services. Our services are delivered locally by well-trained and experienced bankers, whom we empower to make decisions at the local level, so they can provide timely lending decisions and respond promptly to customer inquiries. Having been in many of our markets for over 100 years, we have established relationships with an understanding of our customers. We believe that, by offering our customers personalized service and a breadth of products, we can compete effectively as we expand within our existing markets and into new markets.

The Company is committed to delivering strong long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During 2016, the national and local economies continued to show slow, but measured signs of recovery with the main challenges continuing to be underemployment above historical levels and uneven economic growth. Macro-economic and political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the improvements seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013 the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A Preferred Stock (defined in Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 22. Preferred Stock and Warrant” of this Annual Report on Form 10-K), respectively;
•	Redeeming all of the Company’s Series A Preferred Stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area and contribute to loan portfolio growth and diversification;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. Beginning in March 2015, dividends of $0.01 per share were declared and paid quarterly. The Company increased the quarterly dividends to $0.02 per share starting August 2015 through August 2016, and again increased the quarterly dividends in November 2016 to $0.03 per share;
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt (defined in Item 8. “Financial Statements and Supplementary Data” under the heading “Note 9. Junior and Senior Subordinated Debt”) in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A Preferred Stock and to repurchase the Warrant (defined in Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 22. Preferred Stock and Warrant” of this Annual Report on Form 10-K) that was issued to the Treasury through the Capital Purchase Program;
•	On October 11, 2016 the Company’s corporate headquarters was relocated to the Innsbrook business park in Glen Allen, Virginia in order to increase collaboration and productivity, while gaining operating efficiencies throughout the Company;

•	On December 13, 2016, the Company and Southern National jointly announced the signing of a definitive agreement to merge. The combination brings together two banking companies with complementary business lines creating one of the premier banking institutions headquartered in the Commonwealth of Virginia. The combined company will use the name Southern National Bancorp of Virginia, Inc. The Pending Merger, which is expected to be completed by the third quarter of 2017, is subject to regulatory approvals and the approval of the shareholders of both companies, as well as customary closing conditions; and
•	In connection with the Pending Merger, the Company intends to terminate its defined benefit pension plan effective May 1, 2017.

The Company expects to recognize the continued benefits of these initiatives during 2017, including through lower interest expense related to the extinguished FHLB advances in 2013, elimination of the Series A Preferred Stock dividend as of June 15, 2015, additional interest income and cost savings related to the acquisition of VCB, and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office.

As previously disclosed, the Company engaged an independent consultant to conduct a comprehensive assessment of its operations during the first half of 2015. The assessment identified operating efficiencies and revenue enhancement opportunities. The Company has leveraged the assessment’s findings, and since the second half of 2015, has continued to realize targeted increases in revenues and declines in certain noninterest expenses, particularly certain salaries and employee benefits expense. However, increases in group insurance costs due to claims and in incentive compensation have largely offset the aforementioned realized declines in salaries and employee benefits expense. Related to the Company’s continued commitment to drive operating efficiencies and reduce noninterest expenses, during the fourth quarter of 2016 the Company implemented a hiring freeze.  In connection with this hiring freeze, through attrition and other job eliminations, the Company reduced the number of its full-time equivalent employees by 10 during the month of December 2016 and by an additional 14 during the month of January 2017.  The Company currently expects this initiative to reduce salaries and employee benefits expense by approximately $1.3 million on an annualized basis.

Summary of 2016 Operating Results and Financial Condition

Table 1: Performance Summary

	Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015
Net income (1)	$7,759	$7,294
Net income available to common shareholders (1)	$7,759	$6,908
Basic and diluted net income per common share	$0.42	$0.38
Return on average assets	0.60%	0.57%
Return on average common shareholders' equity	7.00%	6.76%
Net interest margin (tax equivalent basis) (2)	3.72%	3.84%

(1)	The difference between net income and net income available to common shareholders is the effective dividend to holders of the Company’s Series A Preferred Stock paid during the year ended December 31, 2015.
(2)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the years ended December 31, 2016 and 2015 contained in "Results of Operations" in this Item 7.

For the year ended December 31, 2016, the following were significant factors in our reported results:

•	Increase in net interest income of $2.4 million from the same period in 2015, principally due to an increase in interest and fees on loans driven primarily by loan growth, partially offset by an increase in interest expense associated with our short-term borrowings and the issuance of $20.0 million in Senior Subordinated Debt during the second quarter of 2015;
•	Net interest margin (tax equivalent basis) decreased 12 basis points to 3.72% during the twelve months ended December 31, 2016 as compared to 3.84% for the same period of 2015 primarily due to a decline in yields on our investment securities and loan portfolio and the impact of interest incurred on our short-term borrowings and Senior Subordinated Debt;
•	Net accretion attributable to accounting adjustments related to the VCB acquisition was $293 thousand, as compared to $479 thousand in the same period of 2015;
•	A decrease in net charge-offs of $1.6 million from 2015 primarily due to the collection of charged-off principal on a previously restructured loan. Even though there was significant loan growth during 2016, this recovery primarily offset the need for any additional loan loss provision during 2016;
•	Nonperforming assets at December 31, 2016 increased $1.4 million from December 31, 2015 due to a $2.1 million increase in OREO and a $224 thousand increase in loans 90 days past due and accruing interest, partially offset by a decrease of $994 thousand in nonaccrual loans. The increase in OREO was primarily due to the foreclosure on a property that secured a single PCI loan which had been past due 90 days and accruing interest;
•	Performing TDRs decreased from December 31, 2015 by $5.1 million primarily due to collection of principal on two previously restructured loans. Nonperforming TDRs increased from December 31, 2015 by $909 thousand primarily due to the execution of two new loan restructuring agreements;
•	Net gain on sale of available for sale securities of $701 thousand as compared to $224 thousand in the same period of 2015 was higher due to the adjustments of the composition of the investment securities portfolio as part of our overall asset/liability management strategy;
•	Consultant fees decreased $416 thousand from the same period in 2015, primarily due to expenses incurred during 2015 related to the aforementioned comprehensive assessment of our operations that were not repeated during 2016;
•	Collection, repossession and other real estate owned expense increased $153 thousand from the same period of 2015 due to an increase in foreclosure activity;
•	Marketing and advertising expenses increased $160 thousand as compared to the same period in 2015 primarily due to costs associated with advertising campaigns and other initiatives;
•	Merger and merger related expenses of $617 thousand were incurred during 2016 in connection with the Pending Merger. Merger and merger related expenses of $224 thousand were incurred during 2015 in connection with the VCB acquisition;
•	Other operating expenses increased $329 thousand as compared to the same period in 2015 primarily due to increases in director fees and internet banking expense; and
•	No effective dividend on preferred stock for the twelve months ended December 31, 2016 as compared to $386 thousand from the same period of 2015. This was due to the redemption of the remaining 14,000 shares of the Company’s Series A Preferred Stock in transactions completed during the first half of 2015.

Results of Operations

The table below lists our quarterly performance for the years ended December 31, 2016 and 2015.

Table 2: Summary Of Financial Results By Quarter

	Three Months Ended				Three Months Ended
	2016				2015
(dollars in thousands, except per share data)	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
Interest and dividend income	$13,493	$12,696	$12,619	$12,654	$12,280	$11,984	$11,935	$11,765
Interest expense	1,721	1,648	1,654	1,639	1,585	1,484	1,329	1,191
Net interest income	11,772	11,048	10,965	11,015	10,695	10,500	10,606	10,574
Provision for loan losses	-	-	-	17	-	-	-	-
Net interest income after provision for loan losses	11,772	11,048	10,965	10,998	10,695	10,500	10,606	10,574
Noninterest income	1,707	1,866	1,672	1,551	1,678	1,724	1,532	1,519
Noninterest expenses	10,934	10,100	9,957	9,419	9,357	9,517	10,199	9,967
Income before income taxes	2,545	2,814	2,680	3,130	3,016	2,707	1,939	2,126
Income tax expense	922	815	770	903	848	697	432	517
Net income	$1,623	$1,999	$1,910	$2,227	$2,168	$2,010	$1,507	$1,609
Less: Effective dividend on preferred stock	-	-	-	-	-	-	166	220
Net income available to common shareholders	$1,623	$1,999	$1,910	$2,227	$2,168	$2,010	$1,341	$1,389

Income per common share: basic and diluted	$0.09	$0.10	$0.11	$0.12	$0.12	$0.11	$0.07	$0.08

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

For comparative purposes, income from tax-exempt investment securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and adjusted by the Tax Equity and Fiscal Responsibility Act adjustment. This latter adjustment is for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt investment securities to average total assets. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve Board policies and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve.

Table 3: Average Balance Sheet and Net Interest Margin Analysis

	Year Ended December 31,
(dollars in thousands)	2016			2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$254,690	$5,753	2.26%	$224,159	$4,934	2.20%	$232,639	$5,171	2.22%
Restricted securities	9,240	483	5.23%	7,965	427	5.36%	7,075	387	5.47%
Tax exempt (2)	5,285	196	3.71%	33,079	1,315	3.98%	28,466	1,133	3.98%
Total securities	269,215	6,432	2.39%	265,203	6,676	2.52%	268,180	6,691	2.49%
Interest bearing deposits in other banks	10,324	45	0.44%	7,574	18	0.24%	7,354	18	0.24%
Federal funds sold	227	-	0.00%	180	-	0.00%	191	-	0.00%
Loans, net of unearned income (3)	925,009	45,045	4.87%	840,814	41,672	4.96%	706,812	35,555	5.03%
Total earning assets	1,204,775	51,522	4.28%	1,113,771	48,366	4.34%	982,537	42,264	4.30%
Less allowance for loan losses	(10,955)			(12,327)			(14,547)
Total non-earning assets	109,460			113,691			100,162
Total assets	$1,303,280			$1,215,135			$1,068,152

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$308,121	$1,170	0.38%	$291,955	$1,067	0.37%	$262,765	$949	0.36%
Savings	103,652	192	0.19%	93,645	131	0.14%	90,015	120	0.13%
Money market savings	163,913	773	0.47%	162,360	748	0.46%	120,541	498	0.41%
Large dollar certificates of deposit (4)	123,726	1,297	1.05%	117,991	1,040	0.88%	99,521	1,187	1.19%
Other certificates of deposit	113,911	914	0.80%	118,509	1,071	0.90%	126,274	1,156	0.92%
Total interest-bearing deposits	813,323	4,346	0.53%	784,460	4,057	0.52%	699,116	3,910	0.56%
Federal funds purchased and repurchase agreements	5,819	27	0.46%	8,065	46	0.57%	4,698	28	0.60%
Short-term borrowings	119,366	514	0.43%	89,580	194	0.22%	72,565	151	0.21%
Junior subordinated debt	10,310	370	3.59%	10,310	329	3.19%	10,310	339	3.29%
Senior subordinated debt	19,071	1,405	7.37%	13,361	963	7.21%	-	-	0.00%
Total interest-bearing liabilities	967,889	6,662	0.69%	905,776	5,589	0.62%	786,689	4,428	0.56%
Noninterest-bearing liabilities
Demand deposits	195,543			174,150			139,991
Other liabilities	7,474			7,265			4,171
Total liabilities	1,170,906			1,087,191			930,851
Shareholders' equity	132,374			127,944			137,301
Total liabilities and shareholders' equity	$1,303,280			$1,215,135			$1,068,152
Net interest income (2)		$44,860			$42,777			$37,836

Interest rate spread (2)(5)			3.59%			3.72%			3.74%
Interest expense as a percent of average earning assets			0.55%			0.50%			0.45%
Net interest margin (2)(6)			3.72%			3.84%			3.85%

Notes:

(1)	Yields are based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with an adjustment of $60, $402 and $346 in 2016, 2015 and 2014, respectively.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

2016 compared with 2015

Net interest income and net interest margin

Net interest income for the year ended December 31, 2016 increased $2.4 million, or 5.7%, as compared to the same period in 2015.  The Company's net interest margin (tax equivalent basis) decreased to 3.72% for the year ended December 31, 2016, representing a 12 basis point decrease over the Company's net interest margin (tax equivalent basis) for the year ended December 31, 2015.  The decline in the net interest margin (tax equivalent basis) was primarily driven by lower loan yields as compared to 2015 as a result of competitive pressures in the historically low rate environment and lower accretion of fair value adjustments related to the VCB acquisition as well as increased interest expense as a result of the private placement of $20.0 million of Senior Subordinated Debt in April 2015. Additionally, the average balance of and rates paid on our short-term borrowings increased as compared to 2015. These margin pressures were largely offset by increases in average loan balances in the Company’s results for the year ended December 31, 2016, as compared to the same period in 2015. The most significant factors impacting net interest income during the year ended December 31, 2016 were as follows:

Positive Impact:

•	Increases in average loan balances, primarily due to organic loan growth and loan purchases, partially offset by lower loan yields.

Negative Impacts:

•	Decreases in average yields earned on investment securities, primarily tax exempt investment securities due to changes in the composition of the investment securities portfolio;
•	Private placement of $20.0 million of Senior Subordinated Debt during the second quarter of 2015 resulting in increases to total average interest-bearing liabilities and related interest expense for the year ended December 31, 2016;
•	Increases in average short-term borrowings balances and rates paid, primarily due to loan growth outpacing deposit growth and other strategic initiatives; and
•	The Company experienced higher average interest-bearing deposit balances during the year ended December 31, 2016 over 2015, primarily due to customer growth. The result was an increase in interest expense.

Total interest and dividend income

Total interest and dividend income increased 7.3% for the year ended December 31, 2016 as compared to the same period in 2015.  The increase in total interest and dividend income was primarily driven by an increase in average loan and investment securities balances, partially offset by decreases in average loan and investment securities yields.

Loans

Average loan balances increased for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to organic loan growth and the purchase of $30.8 million in performing commercial and consumer loans during 2016. Loan growth during 2016 outpaced our internal targets. However, loan growth in our rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  The Company’s average loan balances increased $84.2 million for the year ended December 31, 2016, as compared to average loan balances for the same period in 2015.  Total average loans were 76.8% of total average interest-earning assets for the year ended December 31, 2016, compared to 75.5% for the year ended December 31, 2015.

Investment securities

Average total investment securities balances increased 1.5% for the year ended December 31, 2016, as compared to the same period in 2015.  This overall increase was the result of management of the Company’s liquidity needs to support operations, along with funds provided by deposit growth and loan demand in the Company’s markets, partially offset by a lack of investment opportunities with acceptable risk-adjusted rates of return. The Company remains committed to its long-term target of managing the investment securities portfolio to comprise 20% of the Company’s total assets.  The yields on total average investment securities decreased 13 basis points for the year ended December 31, 2016, as compared to the same period in 2015. The decrease in yields on average total investment securities during the year ended December 31, 2016, as compared to the same period of 2015, was driven by a lower allocation of the total investment securities portfolio to SBA Pool securities and tax exempt municipal securities, both of which also tend to be higher-yielding segments of the Company’s investment securities portfolio. These decreases were partially offset by higher interest rates and a greater allocation of the total investment securities portfolio to higher yielding Agency CMBS securities and taxable municipal securities.

Interest-bearing deposits

Average total interest-bearing deposit balances increased for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to organic deposit growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services.

Borrowings

Average total borrowings increased for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015 and increased short-term borrowings.  Average short-term borrowings increased for the year ended December 31, 2016, as compared to the same period in 2015, due to additional short-term FHLB advances taken to fund loan growth and other strategic initiatives.

2015 compared with 2014

Net interest income and net interest margin

Net interest income for the year ended December 31, 2015 increased $4.9 million, or 13.0%, as compared to the same period in 2014. The Company’s net interest margin (tax equivalent basis) decreased to 3.84% for the year ended December 31, 2015, representing a 1 basis point decrease over the Company’s net interest margin (tax equivalent basis) for the year ended December 31, 2014. The most significant factors impacting net interest income during the year ended December 31, 2015 were as follows:

Positive Impacts:

•	Average loan balances increased primarily due to the acquisition of VCB, organic loan growth and the purchase of $21.6 million in loans between June 2015 and December 2015; and
•	Average rates paid on total interest-bearing deposits decreased for the year ended December 31, 2015 over the comparable period of 2014. However, the Company experienced higher average interest-bearing deposit balances during the year ended December 31, 2015 over the comparable 2014 period, primarily due to interest-bearing deposits assumed from the VCB acquisition. This drove a slight increase in interest expense attributable to the Company’s deposit portfolio.

Negative Impact:

•	Private placement of $20.0 million of Senior Subordinated Debt in April 2015 resulted in increases to total average interest-bearing liabilities and related interest expense.

Total interest and dividend income

Total interest and dividend income increased 14.4% for the year ended December 31, 2015, as compared to the same period in 2014. The increase in total interest and dividend income was primarily driven by an increase in average loan balances and was partially offset by a decrease in average loan yields.

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

Investment securities

Average total investment securities balances declined 1.1% for the year ended December 31, 2015, as compared to the same period in 2014. The overall decline during 2015 was the result of the Company moving toward its long term target of the investment securities portfolio comprising 20% of the Company’s total assets, the lack of investment opportunities with acceptable risk-adjusted rates of return and liquidity needs to support our operations and strategic initiatives. The yields on average investment securities increased 3 basis points for the year ended December 31, 2015, as compared to the same period of 2014.

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

Borrowings

Average total borrowings increased for the year ended December 31, 2015, as compared to the same period in 2014, primarily due to the issuance of $20.0 million in Senior Subordinated Debt in April 2015 and increased short-term borrowings. Average short-term borrowings increased for the year ended December 31, 2015, as compared to the same period of 2014, due to the assumption of $8.7 million in short-term FHLB advances as a result of the VCB acquisition, as well as additional short-term FHLB advances totaling $28.9 million during 2015 to fund loan growth and other strategic initiatives. The issuance of the Senior Subordinated Debt was a significant driver of higher interest expense and a lower net interest margin during the second half of 2015.

Table 4: Volume and Rate Analysis (1)

	2016 from 2015			2015 from 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities:
Taxable	$681	$138	$819	$(191)	$(46)	$(237)
Restricted securities	67	(11)	56	48	(8)	40
Tax exempt (2)	(1,035)	(84)	(1,119)	182	-	182
Total securities	(287)	43	(244)	39	(54)	(15)
Interest bearing deposits in other banks	8	19	27	-	-	-
Loans, net of unearned income	4,113	(740)	3,373	6,604	(487)	6,117
Total interest income	3,834	(678)	3,156	6,643	(541)	6,102

Interest expense:
Interest-bearing deposits:
Checking	73	30	103	91	27	118
Savings	10	51	61	2	9	11
Money market savings	9	16	25	184	66	250
Large dollar certificates of deposit (3)	49	208	257	361	(508)	(147)
Other certificates of deposit	(42)	(115)	(157)	(60)	(25)	(85)
Total interest-bearing deposits	99	190	289	578	(431)	147
Federal funds purchased and repurchase agreements	(11)	(8)	(19)	19	(1)	18
Short-term borrowings	85	235	320	35	8	43
Junior subordinated debt	-	41	41	-	(10)	(10)
Senior subordinated debt	421	21	442	963	-	963
Total interest expense	594	479	1,073	1,595	(434)	1,161
Change in net interest income	$3,240	$(1,157)	$2,083	$5,048	$(107)	$4,941

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.

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

The Company believes that it will be a challenge for the Company to maintain its net interest margin at its current level given competitive rate pressures surrounding loan originations coupled with the rising cost of wholesale funding used to fund loan growth in the absence of significant core deposit growth. With uncertainty surrounding rate expectations in 2017, the Company will continue to reinvest investment securities portfolio cash flows with a focus on investment securities that provide steady cash flow at a low risk weighting to provide earnings and liquidity. In 2017, the Company will continue to focus on attracting and retaining core deposits to reduce our reliance on wholesale funding and offset the compression of our net interest margin.

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

The following table depicts the components of noninterest income for the years ended December 31, 2016 and 2015:

Table 5: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Service charges and fees on deposit accounts	$2,966	$2,845	$121	4.3%
Debit card/ATM fees	1,699	1,728	(29)	-1.7%
Gain on sale of available for sale securities, net	701	224	477	212.9%
Gain on sale of held to maturity securities, net	-	10	(10)	-100.0%
Gain (loss) on sale of bank premises and equipment	14	(58)	72	124.1%
Earnings on bank owned life insurance policies	635	636	(1)	-0.2%
Other operating income	781	1,068	(287)	-26.9%
Total noninterest income	$6,796	$6,453	$343	5.3%

2016 Compared to 2015

Key changes in the components of noninterest income for the year ended December 31, 2016, as compared to the same period in 2015, are discussed below:

•	Service charges and fees on deposit accounts increased primarily due to growth in deposits and increases in overdraft and NSF fees on checking accounts;
•	Gain on sale of available for sale securities, net increased primarily as a result of the Company adjusting the composition of the investment securities portfolio as part of the Company’s overall asset/liability management strategy;
•	Gain (loss) on sale of bank premises and equipment increased due to the receipt of insurance proceeds for damaged equipment in 2016 as compared to losses on the sale of our former Heathsville branch and the disposal of other assets in 2015; and
•	Other operating income decreased primarily due to lower earnings from the Bank’s subsidiaries. Additionally, other operating income includes earnings from the Bank’s investment in Bankers Title, LLC and losses from the Bank’s investment in housing equity funds.

The following table depicts the components of noninterest income for the years ended December 31, 2015 and 2014:

Table 5A: Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Service charges and fees on deposit accounts	$2,845	$3,257	$(412)	-12.6%
Debit card/ATM fees	1,728	1,416	312	22.0%
Gain on sale of available for sale securities, net	224	538	(314)	-58.4%
Gain on sale of held to maturity securities, net	10	-	10	100.0%
(Loss) gain on sale of bank premises and equipment	(58)	6	(64)	-1066.7%
Earnings on bank owned life insurance policies	636	562	74	13.2%
Other operating income	1,068	896	172	19.2%
Total noninterest income	$6,453	$6,675	$(222)	-3.3%

2015 Compared to 2014

Key changes in the components of noninterest income for the year ended December 31, 2015, as compared to the same period in 2014, are discussed below:

•	Service charges and fees on deposit accounts declined due to decreases in service charge and overdraft fees on checking accounts;
•	Debit card/ATM fees increased primarily due to an increase in debit card fees driven by the acquisition of VCB and a higher utilization rate of debit cards by our customer base;
•	Gain on sale of available for sale securities, net decreased primarily due to the sale of a portion of its previously impaired agency preferred securities (FNMA & FHLMC) that generated gains during the first quarter of 2014, and because the Company did not generate comparable gains during 2015;
•	(Loss) gain on sale of bank premises and equipment during 2015 was primarily due to the sale of our former Heathsville branch building as operations were relocated to a new facility and the disposal of certain office equipment, with no similar losses occurring in 2014; and
•	Other operating income increased primarily due to higher earnings from the Bank’s subsidiaries, its investment in Bankers Insurance, LLC and bank owned life insurance policies, partially offset by higher losses from the Bank’s investments in housing equity funds. Additionally, other operating income includes earnings from the Bank’s investments in Southern Trust Mortgage, LLC and Bankers Title, LLC.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following table depicts the components of noninterest expense for the years ended December 31, 2016 and 2015:

Table 6: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Salaries and employee benefits	$22,497	$21,649	$848	3.9%
Occupancy and equipment expenses	5,861	5,762	99	1.7%
Telephone	846	933	(87)	-9.3%
FDIC expense	707	821	(114)	-13.9%
Consultant fees	727	1,143	(416)	-36.4%
Collection, repossession and other real estate owned	672	519	153	29.5%
Marketing and advertising	1,519	1,359	160	11.8%
Loss on sale of other real estate owned	1	25	(24)	-96.0%
Impairment losses on other real estate owned	34	5	29	580.0%
Merger and merger related expenses	617	224	393	175.4%
Other operating expenses	6,929	6,600	329	5.0%
Total noninterest expenses	$40,410	$39,040	$1,370	3.5%

2016 Compared to 2015

Key changes in the components of noninterest expense for the year ended December 31, 2016, as compared to the same period in 2015, are discussed below:

•	Salaries and employee benefits increased primarily due to an increase in group insurance expense (which was driven by an increase in claims during 2016);
•	Occupancy and equipment expenses increased primarily due to rent expense related to the relocation of the Company’s corporate headquarters to Glen Allen, Virginia;
•	FDIC expense decreased due to lower assessments beginning with the third quarter of 2016;
•	Consultant fees decreased primarily due to expenses incurred related to the aforementioned comprehensive assessment of our operations that was completed in 2015;
•	Collection, repossession and other real estate owned expenses increased due to an increase in foreclosure activity, particularly related to delinquent real estate taxes paid to secure the Company’s interest in properties subject to foreclosure;
•	Marketing and advertising expenses increased due to the timing and size of advertising campaigns and other initiatives;
•	Merger and merger related expenses incurred during 2016 in connection with the Pending Merger were higher as compared to expenses incurred during 2015 which were related to the VCB acquisition; and
•	Other operating expenses increased primarily due to increases in director fees, data processing expense and internet banking expense.

The following table depicts the components of noninterest expense for the years ended December 31, 2015 and 2014:

Table 6A: Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2015	2014	Change $	Change %
Salaries and employee benefits	$21,649	$18,982	$2,667	14.1%
Occupancy and equipment expenses	5,762	5,109	653	12.8%
Telephone	933	992	(59)	-5.9%
FDIC expense	821	921	(100)	-10.9%
Consultant fees	1,143	1,395	(252)	-18.1%
Collection, repossession and other real estate owned	519	323	196	60.7%
Marketing and advertising	1,359	1,005	354	35.2%
Loss on sale of other real estate owned	25	78	(53)	-67.9%
Impairment losses on other real estate owned	5	24	(19)	-79.2%
Merger and merger related expenses	224	1,831	(1,607)	-87.8%
Other operating expenses	6,600	5,144	1,456	28.3%
Total noninterest expenses	$39,040	$35,804	$3,236	9.0%

2015 Compared to 2014

Key changes in the components of noninterest expense for the year ended December 31, 2015, as compared to the same period in 2014, are discussed below:

•	Salaries and employee benefits increased primarily due to the increased staff levels and support positions associated with the addition of three branches through the acquisition of VCB. Additionally, salaries and employee benefits were higher in 2015 due to annual merit salary increases, increased restricted stock compensation expense, increased bonuses, commissions and other incentive compensation and valuation adjustments related to pension plan liabilities, partially offset by an increase in deferred compensation on loan originations, lower group insurance expenses and reductions in staff levels during the second half of 2015 that were driven by operating efficiencies gained through a previously completed comprehensive assessment of our operations;
•	Occupancy and equipment expenses increased primarily due to depreciation expense associated with certain acquired VCB assets and increased rent, building repairs and maintenance and real estate tax expenses related to the acquired VCB branch locations;
•	FDIC expense decreased due to lower base insurance assessment rates resulting from the improvement in the Bank’s overall composite rating in connection with the termination of the Company’s regulatory memorandum of understanding in March 2014;
•	Consultant fees decreased as higher costs related to compliance, loan operations and outsourcing of the Bank’s core information technology processing were incurred during 2014, as compared to 2015. This decrease was partially offset by costs incurred related to the Company’s engagement of an independent consultant during the first half of 2015 to conduct a comprehensive assessment of its operations;
•	Collection, repossession and other real estate owned expenses increased due to increases in average carrying balances of and costs associated with OREO and classified assets during certain periods of the second and third quarters of 2015;
•	Marketing and advertising expenses increased due to expenses related to marketing and advertising initiatives;
•	Merger and merger related expenses decreased due to certain costs associated with the acquisition of VCB in 2014 that were not repeated in 2015; and
•	Other operating expenses increased due to elevated costs associated with outsourcing of the Bank’s core information technology processing, higher franchise taxes, loan closing costs, internet banking expenses and core deposit intangible amortization expense.

Income Taxes

The Company recorded income tax expense of $3.4 million in 2016, $2.5 million in 2015 and $2.4 million in 2014.  The increase in income tax expense from 2015 to 2016 was primarily due to the Company’s pre-tax income increasing by $1.4 million, the recognition of nondeductible merger expenses and a reduction in tax-exempt interest income from the Company’s investment securities portfolio.  The decrease in tax-exempt interest income was primarily a result of the Company decreasing the percentage of tax-exempt investment securities that comprised its overall investment securities portfolio.

The Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 30.5%, 25.5% and 30.1%, respectively.  The increase in the effective tax rate from 2015 to 2016 was primarily due to a decrease in tax-exempt interest income from the Company’s investment securities portfolio, as discussed above, and the recognition of $617 thousand in nondeductible expenses related to the Pending Merger with Southern National.  The decrease in the effective tax rate from 2014 to 2015 was primarily related to increased tax-exempt interest income on the Company’s investment securities portfolio, increased tax-exempt bank owned life insurance income as a percentage of pre-tax income and the recognition of $1.4 million in nondeductible expenses related to the acquisition of VCB in 2014.  The effective tax rate differs from the statutory income tax rate of approximately 34% due to the Company’s investment in tax-exempt loans and investment securities, income from bank owned life insurance, and community/housing development tax credits.  For further information concerning Income Taxes, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 11. Income Taxes.”

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

The following table presents the Company’s loan loss experience for the past five years:

Table 7: Allowance for Loan Losses

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Average loans outstanding*	$925,009	$840,814	$706,812	$669,520	$714,254
Allowance for loan losses, January 1	$11,327	$13,021	$14,767	$20,338	$24,102
Charge-offs:
Commercial, industrial and agricultural	96	336	340	635	1,219
Real estate - one to four family residential:
Closed end first and seconds	1,042	1,113	483	1,529	2,664
Home equity lines	497	160	444	184	1,112
Real estate - construction:
One to four family residential	-	129	118	57	98
Other construction, land development and other land	-	-	-	1,196	1,622
Real estate - non-farm, non-residential:
Owner occupied	353	139	292	2,370	2,337
Non-owner occupied	90	-	389	1,944	1,506
Consumer	151	33	190	153	391
Other	84	68	293	138	99
Total loans charged-off	2,313	1,978	2,549	8,206	11,048
Recoveries:
Commercial, industrial and agricultural	98	51	75	319	774
Real estate - one to four family residential:
Closed end first and seconds	477	116	265	85	61
Home equity lines	24	31	15	34	11
Real estate - construction:
One to four family residential	6	4	7	61	55
Other construction, land development and other land	7	1	9	69	2
Real estate - non-farm, non-residential:
Owner occupied	63	1	27	1	100
Non-owner occupied	1,432	-	13	57	409
Consumer	95	49	96	108	179
Other	37	31	46	51	35
Total recoveries	2,239	284	553	785	1,626
Net charge-offs	74	1,694	1,996	7,421	9,422
Provision for loan losses	17	-	250	1,850	5,658
Allowance for loan losses, December 31	$11,270	$11,327	$13,021	$14,767	$20,338
Ratios:
Ratio of allowance for loan losses to
total loans outstanding, end of year	1.09%	1.29%	1.59%	2.25%	2.97%
Ratio of net charge-offs to average loans
outstanding during the year	0.01%	0.20%	0.28%	1.11%	1.32%

* Net of unearned income and includes nonaccrual loans.

The Company made a provision for loan losses of $17 thousand in 2016, as compared to no provision for loan losses in 2015, $250 thousand in 2014, $1.9 million in 2013 and $5.7 million in 2012. The allowance for loan losses totaled approximately $11.3 million at both December 31, 2016 and 2015. The ratio of the allowance for loan losses to total loans outstanding declined from December 31, 2015 to December 31, 2016 due to loan growth, improvements in the Company’s asset quality and the resolution of certain classified or problem assets during 2016. In addition to these factors, the decline in the ratio of the allowance for loan losses to total loans outstanding from December 31, 2015 to December 31, 2016 was also driven by improvements in economic and financial conditions in the Company’s markets.

Impaired loans decreased approximately $3.2 million from December 31, 2015, primarily due to the payoff of two previously restructured loans, the upgraded credit quality of a large commercial borrower, the partial charge-off and foreclosure of two other large one to four family loan relationships and partially offset by the addition of two large commercial relationships to impaired loans as a result of a deterioration in the financial condition of the borrowers. Additionally, due to acquisition accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.

Net charge-offs in 2016 were $74 thousand compared to $1.7 million in 2015, $2.0 million in 2014, $7.4 million in 2013 and $9.4 million in 2012. This represents 0.01% of average loans outstanding in 2016, 0.20% in 2015, 0.28% in 2014, 1.11% in 2013 and 1.32% in 2012. Net charge-offs decreased $1.6 million from the year ended December 31, 2015 to the same period of 2016 primarily due to the recovery of charged-off principal on a previously restructured loan. Even though there was significant loan growth during 2016, this recovery and its contribution to the allowance for loan losses principally offset the need for additional loan loss provisions during 2016.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 8: Allocation of Allowance for Loan Losses

	At December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$3,035	14.42%	$1,894	11.22%	$1,168	10.37%	$1,787	8.17%	$2,340	7.58%
Real estate - one to four family
residential:
Closed end first and seconds	1,487	20.85%	1,609	26.43%	1,884	28.86%	2,859	33.25%	2,876	34.91%
Home equity lines	653	11.85%	795	13.20%	1,678	13.42%	1,642	15.19%	720	14.56%
Real estate - multifamily residential	71	3.14%	78	3.37%	89	3.07%	79	2.75%	62	2.31%
Real estate - construction:
One to four family residential	197	1.57%	295	2.21%	235	2.40%	364	2.46%	419	2.96%
Other construction, land
development and other land	2,632	8.95%	2,423	5.32%	2,670	4.34%	1,989	3.30%	3,897	5.04%
Real estate - farmland	157	1.09%	272	1.30%	144	1.15%	116	1.24%	41	1.25%
Real estate - non-farm, non-residential:
Owner occupied	1,267	19.48%	1,964	21.27%	2,416	19.22%	3,236	19.26%	5,092	17.50%
Non-owner occupied	584	13.52%	1,241	11.86%	1,908	12.77%	1,770	11.39%	4,093	10.48%
Consumer	459	4.10%	287	2.27%	305	1.94%	387	2.55%	215	2.94%
Other	728	1.03%	469	1.55%	524	2.46%	538	0.44%	583	0.47%
Total allowance for loan losses	$11,270	100.00%	$11,327	100.00%	$13,021	100.00%	$14,767	100.00%	$20,338	100.00%

(Percent is portfolio loans in category divided by total loans)

The following table presents commercial loans by credit quality indicator at December 31, 2016:

Table 9: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Acquired Loans - Purchased Credit Impaired	Total
Commercial, industrial and agricultural	$136,533	$9,839	$531	$1,640	$420	$148,963
Real estate - multifamily residential	32,400	-	-	-	-	32,400
Real estate - construction:
One to four family residential	15,624	319	91	170	-	16,204
Other construction, land development
and other land	84,832	-	212	7,170	252	92,466
Total real estate - construction	100,456	319	303	7,340	252	108,670
Real estate - farmland	7,270	3,504	-	515	-	11,289
Real estate - non-farm, non-residential:
Owner occupied	179,400	9,359	1,892	7,645	2,988	201,284
Non-owner occupied	127,817	2,222	689	7,446	1,475	139,649
Total real estate - non-farm, non-
residential	307,217	11,581	2,581	15,091	4,463	340,933
Total commercial loans	$583,876	$25,243	$3,415	$24,586	$5,135	$642,255

The following table presents commercial loans by credit quality indicator at December 31, 2015:

Table 9A: Commercial Credit Quality Indicators

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Acquired Loans - Purchased Credit Impaired	Total
Commercial, industrial and agricultural	$95,440	$1,709	$291	$839	$549	$98,828
Real estate - multifamily residential	29,672	-	-	-	-	29,672
Real estate - construction:
One to four family residential	19,000	220	89	186	-	19,495
Other construction, land development
and other land	38,013	1,785	1,242	5,562	275	46,877
Total real estate - construction	57,013	2,005	1,331	5,748	275	66,372
Real estate - farmland	10,396	318	165	539	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	162,103	12,206	2,283	6,336	4,296	187,224
Non-owner occupied	86,894	2,130	1,040	12,792	1,600	104,456
Total real estate - non-farm, non-
residential	248,997	14,336	3,323	19,128	5,896	291,680
Total commercial loans	$441,518	$18,368	$5,110	$26,254	$6,720	$497,970

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2016:

Table 10: Consumer Payment Activity

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$204,847	$10,615	$215,462
Home equity lines	121,912	594	122,506
Total real estate - one to four family residential	326,759	11,209	337,968
Consumer	42,077	326	42,403
Other	10,605	-	10,605
Total consumer loans	$379,441	$11,535	$390,976

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

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of December 31, 2016, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

Real estate acquired through, or in lieu of, foreclosure (or “OREO”) is held for sale and is stated at the fair value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to the property are capitalized. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

The following table presents information concerning nonperforming assets for the periods indicated:

Table 11: Nonperforming Assets

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans*	$5,181	$6,175	$6,622	$11,018	$11,874
Loans past due 90 days and accruing interest	1,341	1,117	53	-	-
Total nonperforming loans	6,522	7,292	6,675	11,018	11,874
Other real estate owned	2,656	520	1,838	800	4,747
Total nonperforming assets	$9,178	$7,812	$8,513	$11,818	$16,621

Nonperforming assets to total loans and other real estate owned	0.89%	0.89%	1.04%	1.80%	2.41%
Allowance for loan losses to nonperforming loans	172.80%	155.34%	195.07%	134.03%	171.29%
Allowance for loan losses to nonaccrual loans	217.53%	183.43%	196.63%	134.03%	171.29%
Net charge-offs to average loans for the year	0.01%	0.20%	0.28%	1.11%	1.32%
Allowance for loan losses to year end loans	1.09%	1.29%	1.59%	2.25%	2.97%
Foregone interest income on nonaccrual loans	$383	$290	$124	$413	$335

*	Includes $2.2 million, $1.3 million, $3.4 million, $4.2 million and $5.1 million in nonaccrual TDRs at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table presents the change in the OREO balance for 2016 and 2015:

Table 12: OREO Changes

(dollars in thousands)	2016	2015	Change $	Change %
Balance at the beginning of year, gross	$522	$1,914	$(1,392)	-72.7%
Transfers from loans	3,969	1,966	2,003	101.9%
Capitalized costs	26	1	25	2500.0%
Sales proceeds	(1,824)	(3,255)	1,431	44.0%
Previously recognized impairment losses on disposition	-	(79)	79	100.0%
Loss on disposition	(1)	(25)	24	96.0%
Balance at the end of year, gross	2,692	522	2,170	415.7%
Less valuation allowance	(36)	(2)	(34)	-1700.0%
Balance at the end of year, net	$2,656	$520	$2,136	410.8%

The following table presents the change in the valuation allowance for OREO for 2016, 2015 and 2014:

Table 13: OREO Valuation Allowance Changes

(dollars in thousands)	2016	2015	2014
Balance at the beginning of year	$2	$76	$254
Valuation allowance	34	5	24
Charge-offs	-	(79)	(202)
Balance at the end of year	$36	$2	$76

Nonperforming assets were $9.2 million, or 0.89%, of total loans and OREO at December 31, 2016 compared to $7.8 million or 0.89% at December 31, 2015. The slow and measured economic recovery has prompted the Company to maintain the heightened level of the allowance for loan losses which was 217.53% of nonaccrual loans at December 31, 2016, compared to 183.43% at December 31, 2015. Nonperforming loans decreased $770 thousand, or 10.6%, during the year ended December 31, 2016 to $6.5 million, primarily due to a decrease in nonaccrual loans.

Nonaccrual loans were $5.2 million at December 31, 2016, a decrease of $994 thousand, or 16.1%, from $6.2 million at December 31, 2015. Of the current $5.2 million in nonaccrual loans, $4.4 million, or 84.5%, is secured by real estate in our market area. Of these real estate secured loans, $3.8 million are one to four family residential real estate, $578 thousand are commercial properties and $15 thousand are real estate construction. Loans past due 90 days and accruing interest were $1.3 million at December 31, 2016, an increase of $224 thousand, or 20.1%, from $1.1 million at December 31, 2015.

OREO, net of valuation allowance at December 31, 2016 was $2.7 million, an increase of approximately $2.1 million from December 31, 2015. The balance of OREO at December 31, 2016 was comprised of seventeen properties of which $1.4 million were one to four family residential properties, $52 thousand were real estate construction properties and $1.3 million were nonfarm, nonresidential properties. During the year ended December 31, 2016, new foreclosures consisted of thirty-three properties totaling $4.0 million transferred from loans, including a commercial property totaling $1.3 million that had previously secured a PCI loan. Sales of twenty-six OREO properties for the year ended December 31, 2016 resulted in a net loss of $1 thousand. Subsequent to December 31, 2016, three properties totaling $524 thousand were foreclosed on and transferred from loans. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded losses of $34 thousand in its consolidated statements of income for the year ended December 31, 2016, due to valuation adjustments on OREO properties as compared to $5 thousand for the same period of 2015. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

The following table presents loans individually evaluated for impairment, excluding PCI loans, by class of loans as of December 31, 2016:

Table 14: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$1,640	$1,640	$668	$972	$865	$1,094	$70
Real estate - one to four family residential:
Closed end first and seconds	7,110	7,712	3,760	3,350	416	6,893	393
Home equity lines	225	225	175	50	50	453	2
Total real estate - one to four family
residential	7,335	7,937	3,935	3,400	466	7,346	395
Real estate - construction:
One to four family residential	170	170	17	153	55	178	8
Other construction, land development and
other land	7,170	7,170	1,745	5,425	1,368	5,885	317
Total real estate - construction	7,340	7,340	1,762	5,578	1,423	6,063	325
Real estate - farmland	515	517	261	254	40	525	34
Real estate - non-farm, non-residential:
Owner occupied	7,645	7,647	6,195	1,450	321	6,176	407
Non-owner occupied	7,446	7,446	6,166	1,280	177	11,509	380
Total real estate - non-farm, non-
residential	15,091	15,093	12,361	2,730	498	17,685	787
Consumer	309	322	3	306	63	323	17
Total loans	$32,230	$32,849	$18,990	$13,240	$3,355	$33,036	$1,628

The following table presents loans individually evaluated for impairment, excluding PCI loans, by class of loans as of December 31, 2015:

Table 14A: Impaired Loans

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family
residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and
other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non-
residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

The Company’s balance of impaired loans remains elevated over historical levels primarily due to performing TDRs, against which there are no required valuation allowances.

The following table presents the balances of TDRs at December 31, 2016, 2015, 2014, 2013 and 2012:

Table 15: Troubled Debt Restructurings (TDRs)

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Performing TDRs	$10,441	$15,535	$15,223	$16,026	$4,433
Nonperforming TDRs*	2,209	1,300	3,438	4,188	5,089
Total TDRs	$12,650	$16,835	$18,661	$20,214	$9,522

* Included in nonaccrual loans in Table 11: Nonperforming Assets.

At the time of a TDR, the loan is placed on nonaccrual status. A loan (including a TDR) may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. Performing TDRs decreased by $5.1 million from December 31, 2015 primarily due to collection of principal on two previously restructured loans. Nonperforming TDRs increased by $909 thousand from December 31, 2015 primarily due to the execution of two new loan restructuring agreements. These two loans are classified as nonperforming due to their recent restructurings. However, they may be returned to accrual status after a sustained period of repayment performance (typically six months).

Financial Condition

Summary

At December 31, 2016, the Company had total assets of $1.40 billion, an increase of approximately $128.2 million or 10.1% from $1.27 billion at December 31, 2015. The increase in total assets was principally the result of increases in loans, primarily funded by cash and due from banks, interest bearing deposits with banks, short term borrowings and continued deposit growth. Major categories and changes in our balance sheet are as detailed in the following schedule:

Table 16: Balance Sheet Changes

	December 31,	December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Total assets	$1,398,593	$1,270,384	$128,209	10.1%
Cash and due from banks	4,997	13,451	(8,454)	-62.9%
Interest bearing deposits with banks	11,919	18,304	(6,385)	-34.9%
Securities available for sale, at fair value	219,632	230,943	(11,311)	-4.9%
Securities held to maturity, at carrying value	27,956	29,698	(1,742)	-5.9%
Total loans	1,033,231	880,778	152,453	17.3%
Total deposits	1,051,361	988,719	62,642	6.3%
Total borrowings	208,225	148,760	59,465	40.0%
Total shareholders' equity	131,200	126,275	4,925	3.9%

Loan Portfolio

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is comprised of commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest and dividend income. Total loans were $1.03 billion at December 31, 2016, an increase of $152.5 million, or 17.3%, from $880.8 million at December 31, 2015. As discussed previously, loans increased in 2016 primarily due to organic loan growth and the purchase of $30.8 million in performing commercial and consumer loans. Commercial, industrial and agricultural loans increased primarily as a result of the continued efforts of our loan production office in Chesterfield, Virginia. Closed end first and second loans decreased primarily due to weak demand in our rural markets and refinancing activity in a competitive mortgage lending market driven by the low interest rate environment. Other construction, land development and other land loans increased as the Company has renewed its focus and efforts on this loan segment. Non-farm, non-residential real estate loans increased due to the addition of a new commercial loan officer, as well as focused efforts of our commercial lending team in our Richmond and Tidewater markets. Consumer loans increased primarily due to the purchase of $19.7 million in performing student and recreational vehicle loans. Loan growth in the Company’s rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment and increased competition among banks and other financial institutions.

The following table presents the composition of the loan portfolio at the dates indicated:

Table 17: Summary of Loans

	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, industrial and
agricultural	$148,963	14.42%	$98,828	11.22%	$85,119	10.37%	$53,673	8.17%	$51,881	7.58%
Real estate - one to four family
residential:
Closed end first and seconds	215,462	20.85%	232,826	26.43%	236,761	28.86%	218,472	33.25%	239,002	34.91%
Home equity lines	122,506	11.85%	116,309	13.20%	110,100	13.42%	99,839	15.19%	99,698	14.56%
Total real estate - one to
four family residential	337,968	32.70%	349,135	39.63%	346,861	42.28%	318,311	48.44%	338,700	49.47%
Real estate - multifamily
residential	32,400	3.14%	29,672	3.37%	25,157	3.07%	18,077	2.75%	15,801	2.31%
Real estate - construction:
One to four family residential	16,204	1.57%	19,495	2.21%	19,698	2.40%	16,169	2.46%	20,232	2.96%
Other construction, land
development and other land	92,466	8.95%	46,877	5.32%	35,591	4.34%	21,690	3.30%	34,555	5.04%
Total real
estate - construction	108,670	10.52%	66,372	7.53%	55,289	6.74%	37,859	5.76%	54,787	8.00%
Real estate - farmland	11,289	1.09%	11,418	1.30%	9,471	1.15%	8,172	1.24%	8,558	1.25%
Real estate - non-farm,
non-residential:
Owner occupied	201,284	19.48%	187,224	21.27%	157,745	19.22%	126,569	19.26%	119,824	17.50%
Non-owner occupied	139,649	13.52%	104,456	11.86%	104,827	12.77%	74,831	11.39%	71,741	10.48%
Total real estate -
non-farm, non-residential	340,933	33.00%	291,680	33.13%	262,572	31.99%	201,400	30.65%	191,565	27.98%
Consumer	42,403	4.10%	19,993	2.27%	15,919	1.94%	16,782	2.55%	20,173	2.94%
Other	10,605	1.03%	13,680	1.55%	20,181	2.46%	2,923	0.44%	3,203	0.47%
Total loans	1,033,231	100.00%	880,778	100.00%	820,569	100.00%	657,197	100.00%	684,668	100.00%
Less allowance for loan losses	(11,270)		(11,327)		(13,021)		(14,767)		(20,338)
Loans, net	$1,021,961		$869,451		$807,548		$642,430		$664,330

The following table presents the changes in the loans held in the portfolio from December 31, 2015 to December 31, 2016, and from December 31, 2014 to December 31, 2015:

Table 17A: Changes in Loans Held

	2016 vs. 2015		2015 vs. 2014
(dollars in thousands)	$ Change	% Change	$ Change	% Change
Commercial, industrial and agricultural	$50,135	50.7%	$13,709	16.1%
Real estate - one to four family residential:
Closed end first and seconds	(17,364)	-7.5%	(3,935)	-1.7%
Home equity lines	6,197	5.3%	6,209	5.6%
Total real estate - one to four family residential	(11,167)	-3.2%	2,274	0.7%
Real estate - multifamily residential	2,728	9.2%	4,515	17.9%
Real estate - construction:
One to four family residential	(3,291)	-16.9%	(203)	-1.0%
Other construction, land development and other land	45,589	97.3%	11,286	31.7%
Total real estate - construction	42,298	63.7%	11,083	20.0%
Real estate - farmland	(129)	-1.1%	1,947	20.6%
Real estate - non-farm, non-residential:
Owner occupied	14,060	7.5%	29,479	18.7%
Non-owner occupied	35,193	33.7%	(371)	-0.4%
Total real estate - non-farm, non-residential	49,253	16.9%	29,108	11.1%
Consumer	22,410	112.1%	4,074	25.6%
Other	(3,075)	-22.5%	(6,501)	-32.2%
Total loans	$152,453	17.3%	$60,209	7.3%

The following table presents the estimated remaining maturities of loans held in the portfolio at December 31, 2016:

Table 18: Remaining Maturities of Loans

	December 31, 2016
	Variable Rate				Fixed Rate
(dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total Maturities
Commercial, industrial and agricultural	$56,722	$2,801	$8,510	$68,033	$2,942	$56,129	$21,859	$80,930	$148,963
Real estate - one to four family residential:
Closed end first and seconds	46,229	100,831	8,224	155,284	2,772	23,767	33,639	60,178	215,462
Home equity lines	104,614	406	17,319	122,339	-	145	22	167	122,506
Real estate - multifamily residential	2,118	12,233	-	14,351	242	9,140	8,667	18,049	32,400
Real estate - construction:
One to four family residential	6,758	5,611	851	13,220	1,240	1,538	206	2,984	16,204
Other construction, land development and other
land	41,275	2,798	-	44,073	37,882	10,426	85	48,393	92,466
Real estate - farmland	2,683	3,364	820	6,867	10	3,507	905	4,422	11,289
Real estate - non-farm, non-residential:
Owner occupied	16,142	61,828	16,291	94,261	15,261	47,603	44,159	107,023	201,284
Non-owner occupied	9,452	24,624	13,576	47,652	9,453	39,313	43,231	91,997	139,649
Consumer	3,641	14	-	3,655	971	6,304	31,473	38,748	42,403
Other	1,318	98	-	1,416	9,063	126	-	9,189	10,605
Total loans	$290,952	$214,608	$65,591	$571,151	$79,836	$197,998	$184,246	$462,080	$1,033,231

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

At December 31, 2016, loans secured by real estate were $831.3 million, or 80.5%, of the portfolio, compared to $748.3 million, or 85.0%, of the portfolio at December 31, 2015.

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

Investment Securities

The investment securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the investment securities portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment securities portfolio consists of held to maturity and available for sale investment securities. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the investment securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Investment securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at fair value. Total investment securities were $247.6 million at December 31, 2016, reflecting a decrease of approximately $13.1 million, or 5.0%, from $260.6 million at December 31, 2015. The valuation allowance for the available for sale investment securities portfolio had an unrealized (loss), net of tax benefit, of ($3.4) million at December 31, 2016 compared with an unrealized (loss), net of tax benefit, of ($1.7) million at December 31, 2015. These unrealized (losses) as of December 31, 2016 are principally due to financial market conditions for these types of investments, particularly related to changes in interest rates, which rose during late 2016 causing bond prices to decline, and are not attributable to credit deterioration.

During 2016, the Company either sold or had called its remaining investments in obligations of U.S. Government agencies and decreased its investments in state and political subdivisions (primarily tax exempt) while increasing its investments in Agency residential and commercial mortgage-backed securities in an effort to enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. As part of our overall asset/liability management strategy, we are targeting our investment securities portfolio to be approximately 20% of our total assets. As of December 31, 2016 and 2015, our investment securities portfolio was 17.7% and 20.5%, respectively, of total assets.

There are no investment securities classified as “Trading” at December 31, 2016 or 2015. During the fourth quarter of 2013, the Company transferred investment securities with an amortized cost of $35.5 million, previously designated as “Available for Sale,” to “Held to Maturity” classification. The fair value of those investment securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive (Loss) and is being amortized over the remaining life of the investment securities as an adjustment to interest income. During the third quarter of 2015, the Company sold a State and political subdivisions security that was classified as “Held to Maturity” due to the significant deterioration in the issuer’s financial condition. The carrying value of this investment security was $521 thousand and a gain of $10 thousand was recognized as a result of the sale.

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

The following tables present the amortized cost or carrying value and estimated fair value of investment securities at the dates indicated:

Table 19: Investment Securities Available for Sale

(dollars in thousands)	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Available for Sale:	Cost	Value	Cost	Value	Cost	Value
Obligations of U.S. Government agencies	$-	$-	$9,404	$9,262	$14,991	$14,569
SBA Pool securities	58,787	57,719	64,866	63,826	76,469	74,799
Agency residential mortgage-backed securities	26,710	25,829	24,250	23,903	28,740	28,629
Agency commercial mortgage-backed securities	28,522	27,852	18,503	18,315	-	-
Agency CMO securities	52,991	51,683	52,870	52,171	39,343	39,215
Non agency CMO securities	43	43	61	61	820	828
State and political subdivisions	55,698	54,501	61,604	61,405	55,877	55,926
FNMA and FHLMC preferred stock	-	-	-	-	7	45
Corporate securities	2,000	2,005	2,000	2,000	-	-
Total	$224,751	$219,632	$233,558	$230,943	$216,247	$214,011

Table 19A: Investment Securities Held to Maturity

(dollars in thousands)	December 31, 2016		December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Held to Maturity:	Value	Value	Value	Value	Value	Value
Agency CMO securities	$9,793	$9,938	$11,371	$11,676	$11,993	$12,287
State and political subdivisions	18,163	18,797	18,327	18,899	20,170	21,080
Total	$27,956	$28,735	$29,698	$30,575	$32,163	$33,367

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to adverse economic conditions and associated credit deterioration. Based on the Company’s evaluation, and because management believes that unrealized losses are principally due to changes in interest rates, management does not believe any unrealized loss at December 31, 2016 represents an other-than-temporary impairment. At December 31, 2016, there were 155 debt securities with fair values totaling $195.6 million considered temporarily impaired. Of these debt securities, 132 with fair values totaling $166.5 million were in an unrealized loss position of less than 12 months and 23 with fair values totaling $29.1 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and no impairment has been recognized. At December 31, 2016, there were no equity securities in an unrealized loss position.

However, in the event that the Company is required or decides to use its investment securities portfolio in 2017 to manage its liquidity position, the Company may sell a portion of the investment securities in a temporary unrealized loss position before these investment securities recover their fair value, which would result in the Company recognizing losses on the sale of investment securities.

The following tables present the maturity and yields of investment securities at their amortized cost or carrying value at the date indicated:

Table 20: Maturity and Yields of Available for Sale Securities

	December 31, 2016

(dollars in thousands)	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Available for Sale:	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
SBA Pool securities - Fixed	$-	0.00%	$10,821	1.99%	$19,377	2.33%	$2,198	3.34%	$32,396	2.29%
SBA Pool securities - Variable	-	0.00%	4,325	0.29%	6,701	2.05%	15,364	2.47%	26,390	2.01%
Agency residential mortgage-backed
securities	2,035	0.54%	9,897	1.27%	10,993	1.94%	3,785	2.92%	26,710	1.73%
Agency commercial mortgage-
backed securities	-	0.00%	6,497	2.06%	22,025	2.21%	-	0.00%	28,522	2.18%
Agency and Non agency CMO
securities	679	-0.52%	40,503	1.74%	11,852	2.23%	-	0.00%	53,034	1.82%
State and political subdivisions	1,779	2.87%	14,817	2.85%	38,205	2.53%	898	4.78%	55,699	2.66%
Corporate securities	-	0.00%	2,000	6.38%	-	0.00%	-	0.00%	2,000	6.38%
Total	$4,493	1.30%	$88,860	1.92%	$109,153	2.31%	$22,245	2.73%	$224,751	2.18%

* Yields on tax-exempt investment securities have been computed on a taxable-equivalent basis.

Table 20A: Maturity and Yields of Held to Maturity Securities

	December 31, 2016

(dollars in thousands)	Maturing within 1 year		Maturing after 1 year, but within 5 years		Maturing after 5 years, but within 10 years		Maturing after 10 years		Total
Held to Maturity:	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency CMO securities	$-	0.00%	$8,321	2.28%	$1,472	3.99%	$-	0.00%	$9,793	2.53%
State and political subdivisions	1,004	3.00%	13,961	4.62%	2,451	3.63%	747	5.04%	18,163	4.41%
Total	$1,004	3.00%	$22,282	3.74%	$3,923	3.76%	$747	5.04%	$27,956	3.75%

* Yields on tax-exempt investment securities have been computed on a taxable-equivalent basis.

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market savings deposits and time deposits. The Company augments its deposit base through conservative use of brokered deposits, including through the Certificate of Deposit Account Registry Service program (“CDARS”). The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment securities portfolios.

The following table shows deposit balances for the years ended December 31, 2016 and 2015:

Table 21: Deposits

	Years Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Noninterest-bearing demand deposits	$209,138	$174,071	$35,067	20.1%

Interest-bearing deposits:
Demand deposits	311,279	306,503	4,776	1.6%
Savings deposits	108,269	97,407	10,862	11.2%
Money market savings deposits	193,707	172,530	21,177	12.3%
Time deposits $100 and over	112,664	119,098	(6,434)	-5.4%
Other time deposits	116,304	119,110	(2,806)	-2.4%
Total interest-bearing deposits	842,223	814,648	27,575	3.4%
Total deposits	$1,051,361	$988,719	$62,642	6.3%

Total deposits were $1.05 billion as of December 31, 2016, an increase of approximately $62.6 million, or 6.3%, from $988.7 million as of December 31, 2015. During 2016, the Company’s deposits increased due to organic growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services. The increase in our noninterest-bearing demand deposits was due to organic growth and as a result of customers seeking the liquidity and safety of demand deposit accounts in light of continuing economic uncertainty in general. Savings and money market savings deposits increased as a result of our new Kasasa products and related marketing and advertising initiatives. At December 31, 2016 and 2015, the Company had $57.6 million and $53.8 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are approximately consistent with the market rates offered in our local area. Included in these brokered certificates of deposits as of December 31, 2016 and 2015 are $24.7 million and $28.4 million, respectively, in deposits under the CDARS program.

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

The following table presents average deposit balances and average rates paid for the periods indicated:

Table 22: Average Deposits and Average Rates Paid

	Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$195,543		$174,150		$139,991
Interest-bearing deposits:
Demand deposits	308,121	0.38%	291,955	0.37%	262,765	0.36%
Savings deposits	103,652	0.19%	93,645	0.14%	90,015	0.13%
Money market savings deposits	163,913	0.47%	162,360	0.46%	120,541	0.41%
Time deposits $100 and over	123,726	1.05%	117,991	0.88%	99,521	1.19%
Other time deposits	113,911	0.80%	118,509	0.90%	126,274	0.92%
Total interest-bearing deposits	813,323	0.53%	784,460	0.52%	699,116	0.56%
Total deposits	$1,008,866		$958,610		$839,107

The following table presents the maturity schedule of time deposits $100 thousand and over at the date indicated:

Table 23: Maturities of Time Deposits $100 Thousand and Over

(dollars in thousands)	December 31, 2016
3 months or less	$27,737
3 - 6 months	6,861
6 - 12 months	27,729
Over 12 months	50,337
Total	$112,664

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its funding position and cost of funds structure.

In addition to deposits, the Company utilizes short-term borrowings from the FHLB to fund its day to day operations. Short-term borrowings also include repurchase agreements, which are secured transactions with customers and generally mature the day following the day sold, and overnight unsecured fed funds lines with three correspondent banks. All FHLB advances are secured by a blanket floating lien on all of the Company’s qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Total borrowings were $208.2 million at December 31, 2016, an increase of $59.5 million, or 40.0%, from $148.8 million at December 31, 2015. The increase in total borrowings was primarily due to an increase in short-term FHLB advances used to fund loan growth and other strategic initiatives. For further information concerning the Company’s borrowings, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 8. Borrowings.”

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (or “Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2016 and 2015, the interest rate was 3.94% and 3.48%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

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

The Company’s capital position continues to exceed regulatory minimum requirements. The primary indicators relied on by bank regulators in measuring the capital position of the Company and the Bank at December 31, 2016 and 2015 are the CET1 capital, Tier 1 capital, total risk-based capital, and leverage ratios. The Company’s Tier 1 leverage ratio was 9.2748% at December 31, 2016, compared with 9.2029% at December 31, 2015. The Company’s CET1 capital to risk-weighted assets ratio was 8.8000% at December 31, 2016, compared to 9.8050% at December 31, 2015. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.5129% at December 31, 2016, compared with 12.6637% at December 31, 2015. The Company’s total capital to risk-weighted assets ratio was 14.4449% at December 31, 2016, compared with 16.1737% at December 31, 2015. These ratios are in excess of the mandated minimum requirements that applied to the Company and the Bank at December 31, 2016 and 2015.

Total shareholders’ equity was $131.2 million at December 31, 2016, compared with $126.3 million at December 31, 2015. The increase in total shareholders’ equity during 2016 was primarily due to the net income recognized in 2016, partially offset by an increase in accumulated other comprehensive loss and dividends paid. During 2016, the Company paid $0.09 of cash dividends to common shareholders and the holders of the Company’s Series B Preferred Stock. During 2015, the Company paid $0.06 of cash dividends to common shareholders and the holders of the Company’s Series B Preferred Stock. The dividend payout ratio, based on net income allocated to common shareholders, was 21.3% in 2016, compared to 15.9% in 2015.

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The total amount of unused loan commitments was $223.1 million at December 31, 2016 and $174.0 million at December 31, 2015.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2016 or 2015. The total amount of standby letters of credit was $8.7 million at December 31, 2016 and $6.5 million at December 31, 2015.

In connection with the sale of its credit card loan portfolio, the Company has guaranteed the credit card accounts of certain customers to the bank that issues the cards. At December 31, 2016 and 2015, the guarantees totaled $756 thousand and $763 thousand, of which the outstanding balance of the guarantees was $143 thousand and $212 thousand, respectively. As of December 31, 2016, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

Cash, cash equivalents and federal funds sold totaled $17.6 million as of December 31, 2016 compared to $32.0 million as of December 31, 2015. At December 31, 2016, cash, cash equivalents, federal funds sold and unpledged securities available for sale were $206.9 million, or 14.8%, of total assets, compared to $204.4 million, or 16.1%, of total assets at December 31, 2015.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $15.5 million, net cash used in investing activities was ($150.3) million and net cash provided by financing activities was $120.5 million for the year ended December 31, 2016. Combined, this contributed to a $14.3 million decrease in cash and cash equivalents for the year ended December 31, 2016.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $394.6 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and investment securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $62.3 million at December 31, 2016. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $50.4 million at December 31, 2016.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2016:

Table 24: Contractual Obligations

	Payments Due by Period
		Less than
(dollars in thousands)	Total	1 year	1 - 3 years	3 - 5 years	Over 5 years
Operating leases	$7,871	$788	$1,673	$1,674	$3,736
Repurchase agreements	5,140	5,140	-	-	-
Short-term borrowings	173,650	173,650	-	-	-
Junior subordinated debt	10,310	-	-	-	10,310
Senior subordinated debt	20,000	-	-	-	20,000
Total	$216,971	$179,578	$1,673	$1,674	$34,046

As of December 31, 2016, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2016, the Company has no material commitments or long-term debt for capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. The Company does not subject itself to foreign currency exchange rate risk or commodity price risk due to the current nature of its operations. As of December 31, 2016, the Company does not have any hedging transactions in place such as interest rate swaps or caps. In addition, the Company does not hold or issue financial instruments for trading purposes. The Company does hold in its loan and investment securities portfolios, investments that adjust or float according to changes in index rates, but the Company considers these assets to be necessary for good asset/liability management and not speculative in nature. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The Board of Directors reviews guidelines for managing the interest rate sensitivity position established by management.

Asset/Liability Risk Management

The primary goal of asset/liability risk management is to maximize the net interest income and the net value of our future cash flows within the interest rate limits set by ALCO. Risks may increase when changes in interest rates occur and produce shifts in the Company’s ability to generate earnings (“earnings risk”) and its overall value of equity (“equity risk”). These risks can be measured and monitored by employing management strategies which track the relationship between rate sensitive assets and liabilities so that the net effect of their ability to generate earnings and economic value can be evaluated in a variety of interest rate scenarios.

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

Static Gap Analysis

Interest rate risk is measured and monitored by measuring the rate sensitivity of the balance sheet using static gap analysis. Gap analysis involves analyzing the dollar volume of interest rate sensitive assets and liabilities that will re-price during specific periods of time in the future. The “gap” refers to the difference from the total dollar volume of assets that re-price (or mature, prepay, or amortize) over a given period of time minus the total dollar volume of liabilities that re-price (or mature, prepay or amortize) during the same time period. At December 31, 2016, we are asset sensitive, which means our rate sensitive assets re-price faster than our rate sensitive liabilities, and our cumulative one year gap is 20.8%. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Earnings Simulation

The earnings simulation model forecasts one-year net interest income on a static balance sheet under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals. The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2016 and December 31, 2015, using a static balance sheet and different rate scenarios:

	Change in Net Interest Income
(dollars in thousands)	2016		2015
Change in interest rate	Dollars	Percent	Dollars	Percent
+ 200 basis points	$1,220	1.40%	$613	1.40%
+ 100 basis points	613	0.50%	210	0.50%
- 100 basis points	(400)	-1.10%	(509)	-1.10%

Internally, we also perform earnings simulation model forecasts on a quarterly basis using the impact of an increase in interest rates by 300 basis points and 400 basis points, as well as a decrease in interest rates by 200 basis points and 300 basis points on a dynamic balance sheet. However, with the current fed funds target rate at a range of 75 - 100 basis points and in the current interest rate environment, we consider a rate decrease by more than 100 basis points or increases by more than 200 basis points to be very unlikely. This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the investment securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from institution specific prepayment data. The sensitivities of key assumptions are analyzed at least annually through stress testing and are reviewed by management.

Economic Value of Equity

Economic value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. Economic value-based methodologies measure the degree to which the economic values of the Company’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon, captures all future cash flows expected from existing assets and liabilities, and is more effective in considering embedded options in a typical institution’s balance sheet. The following table reflects the change in economic value of equity for the Company for each of the years ended December 31, 2016 and 2015, using different rate scenarios:

	Change in Economic Value of Equity
(dollars in thousands)	2016		2015
Change in interest rate	Dollars	Percent	Dollars	Percent
+ 200 basis points	$22,939	9.80%	$9,721	4.70%
+ 100 basis points	14,349	6.10%	5,997	2.90%
- 100 basis points	(35,727)	-15.30%	(31,093)	-15.10%

The Company believes that our current interest rate exposure is manageable and does not indicate any significant exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report following Item 15:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Income for the three years ended December 31, 2016

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016

•	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2016

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2016

•	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting, which states an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the response to this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before May 1, 2017.

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

Item 11. Executive Compensation

The response to this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before May 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before May 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before May 1, 2017.

Item 14. Principal Accountant Fees and Services

The response to this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC on or before May 1, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number
2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
2.2	Agreement and Plan of Merger, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 14, 2016).
2.2.1	Amendment to Agreement and Plan of Merger, dated as of March 8, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
4.3	Indenture, dated April 22, 2015, by and between Eastern Virginia Bankshares, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 24, 2015).
4.4	Forms of 6.50% Subordinated Note due 2025 (included as Exhibit A-1 and Exhibit A-2 in Exhibit 4.3 filed with, and incorporated herein by reference to, the Company’s Current Report on Form 8-K filed April 24, 2015).

Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of the total assets of Eastern Virginia Bankshares, Inc. have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*
10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*
10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*
10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*

10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016).*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2016).*
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*
10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*
10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014 (incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.25	Description of Annual Bonus Plan for Key Executives.#*
10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.28	Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed May 24, 2016). *
10.29	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed November 21, 2016).*
21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

* Management contract or compensatory plan or arrangement.

# Filed herewith.

(b)	Exhibits – See exhibit index included in Item 15(a)(3) above.

(c)	Financial Statement Schedules – See Item 15(a)(2) above.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.

(Registrant)

By:	/s/ Joe A. Shearin	Date:	March 15, 2017
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

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

/s/ William G. Cox
William G. Cox, Director

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
2.2

Agreement and Plan of Merger, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 14, 2016).

2.2.1	Amendment to Agreement and Plan of Merger, dated as of March 8, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
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

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*
10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*
10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016).*
10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2016).*
10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*
10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*
10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014 (incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*
10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*
10.25	Description of Annual Bonus Plan for Key Executives.#*
10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).
10.28	Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed May 24, 2016). *
10.29	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed November 21, 2016).*
21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.#
23.1	Consent of Yount, Hyde & Barbour, P.C.#
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.#
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.#
101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.#

* Management contract or compensatory plan or arrangement.

# Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Eastern Virginia Bankshares, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Virginia Bankshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eastern Virginia Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of Eastern Virginia Bankshares, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Eastern Virginia Bankshares, Inc.

Glen Allen, Virginia

We have audited Eastern Virginia Bankshares, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Eastern Virginia Bankshares, Inc. and Subsidiaries, and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2017

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(dollars in thousands, except share and per share amounts)

	2016	2015
Assets:
Cash and due from banks	$4,997	$13,451
Interest bearing deposits with banks	11,919	18,304
Federal funds sold	699	200
Securities available for sale, at fair value	219,632	230,943
Securities held to maturity, at carrying value (fair value of $28,735 and $30,575, respectively)	27,956	29,698
Restricted securities, at cost	11,557	8,959
Loans, net of allowance for loan losses of $11,270 and $11,327, respectively	1,021,961	869,451
Deferred income taxes, net	12,419	15,060
Bank premises and equipment, net	27,694	27,836
Accrued interest receivable	4,705	4,059
Other real estate owned, net of valuation allowance of $36 and $2, respectively	2,656	520
Goodwill	17,081	17,085
Bank owned life insurance	25,734	25,099
Other assets	9,583	9,719
Total assets	$1,398,593	$1,270,384

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$209,138	$174,071
Interest-bearing deposits	842,223	814,648
Total deposits	1,051,361	988,719
Federal funds purchased and repurchase agreements	5,140	5,015
Short-term borrowings	173,650	114,413
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,125	19,022
Accrued interest payable	752	590
Other liabilities	7,055	6,040
Total liabilities	1,267,393	1,144,109

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding: Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,116,600 and 13,029,550 including 168,000 and 121,271 nonvested shares in 2016 and 2015, respectively	25,897	25,817
Surplus	49,321	48,923
Retained earnings	51,051	44,941
Accumulated other comprehensive loss, net	(5,549)	(3,886)
Total shareholders' equity	131,200	126,275
Total liabilities and shareholders' equity	$1,398,593	$1,270,384

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands, except per share amounts)

	2016	2015	2014
Interest and Dividend Income
Interest and fees on loans	$45,045	$41,672	$35,555
Interest on investments:
Taxable interest income	5,753	4,934	5,171
Tax exempt interest income	136	913	787
Dividends	483	427	387
Interest on deposits with banks	45	18	18
Total interest and dividend income	51,462	47,964	41,918

Interest Expense
Deposits	4,346	4,057	3,910
Federal funds purchased and repurchase agreements	27	46	28
Short-term borrowings	514	194	151
Junior subordinated debt	370	329	339
Senior subordinated debt	1,405	963	-
Total interest expense	6,662	5,589	4,428
Net interest income	44,800	42,375	37,490
Provision for Loan Losses	17	-	250
Net interest income after provision for loan losses	44,783	42,375	37,240
Noninterest Income
Service charges and fees on deposit accounts	2,966	2,845	3,257
Debit card/ATM fees	1,699	1,728	1,416
Gain on sale of available for sale securities, net	701	224	538
Gain on sale of held to maturity securities, net	-	10	-
Gain (loss) on sale of bank premises and equipment	14	(58)	6
Earnings on bank owned life insurance policies	635	636	562
Other operating income	781	1,068	896
Total noninterest income	6,796	6,453	6,675
Noninterest Expenses
Salaries and employee benefits	22,497	21,649	18,982
Occupancy and equipment expenses	5,861	5,762	5,109
Telephone	846	933	992
FDIC expense	707	821	921
Consultant fees	727	1,143	1,395
Collection, repossession and other real estate owned	672	519	323
Marketing and advertising	1,519	1,359	1,005
Loss on sale of other real estate owned	1	25	78
Impairment losses on other real estate owned	34	5	24
Merger and merger related expenses	617	224	1,831
Other operating expenses	6,929	6,600	5,144
Total noninterest expenses	40,410	39,040	35,804
Income before income taxes	11,169	9,788	8,111
Income Tax Expense	3,410	2,494	2,447
Net Income	$7,759	$7,294	$5,664
Effective dividend on Series A Preferred Stock	-	386	1,948

Net income available to common shareholders	$7,759	$6,908	$3,716
Net income per common share: basic and diluted	$0.42	$0.38	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Net income	$7,759	$7,294	$5,664
Other comprehensive (loss) income, net of tax:
Unrealized securities (losses) gains arising during period (net of tax, ($613), ($53), and $3,418, respectively)	(1,190)	(102)	6,635
Amortization of unrealized losses on securities transferred from available for sale to held to maturity (net of tax, $39, $63, and $84, respectively)	76	122	162
Less: reclassification adjustment for securities gains included in net income (net of tax, ($238), ($76), and ($183), respectively)	(463)	(148)	(355)
Change in unfunded pension liability (net of tax, ($45), $158, and ($845), respectively)	(86)	308	(1,640)
Other comprehensive (loss) income	(1,663)	180	4,802
Comprehensive income	$6,096	$7,474	$10,466

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

						Accumulated
		Preferred	Preferred			Other
	Common	Stock	Stock		Retained	Comprehensive
	Stock	Series A (1)	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2013	$23,578	$25,481	$10,480	$42,697	$39,581	$(8,868)	$132,949
Net income	-	-	-	-	5,664	-	5,664
Other comprehensive income	-	-	-	-	-	4,802	4,802
Cash dividends - preferred stock, Series A	-	-	-	-	(5,955)	-	(5,955)
Repurchase of preferred stock, Series A	-	(10,000)	-	-	-	-	(10,000)
Stock based compensation	-	-	-	100	-	-	100
Director stock grant	12	-	-	26	-	-	38
Restricted common stock vested	30	-	-	(30)	-	-	-
Issuance of common stock in connection with Virginia Company Bank acquisition	2,130	-	-	4,546	-	-	6,676
Balance, December 31, 2014	$25,750	$15,481	$10,480	$47,339	$39,290	$(4,066)	$134,274

Net income	-	-	-	-	7,294	-	7,294
Other comprehensive income	-	-	-	-	-	180	180
Cash dividends - preferred stock, Series A	-	-	-	-	(547)	-	(547)
Cash dividends - preferred stock, Series B	-	-	-	-	(315)	-	(315)
Cash dividends - common stock ($0.06 per share)	-	-	-	-	(781)	-	(781)
Repurchase of preferred stock, Series A	-	(14,000)	-	-	-	-	(14,000)
Repurchase of common stock	(1)	-	-	-	-	-	(1)
Repurchase of warrant	-	(1,481)	-	1,366	-	-	(115)
Stock based compensation	-	-	-	248	-	-	248
Director stock grant	12	-	-	26	-	-	38
Restricted common stock vested	56	-	-	(56)	-	-	-
Balance, December 31, 2015	$25,817	$-	$10,480	$48,923	$44,941	$(3,886)	$126,275

Net income	-	-	-	-	7,759	-	7,759
Other comprehensive (loss)	-	-	-	-	-	(1,663)	(1,663)
Cash dividends - preferred stock, Series B	-	-	-	-	(471)	-	(471)
Cash dividends - common stock ($0.09 per share)	-	-	-	-	(1,178)	-	(1,178)
Repurchase of common stock	(3)	-	-	(6)	-	-	(9)
Cancellation of common stock	(1)	-	-	(3)	-	-	(4)
Stock based compensation	-	-	-	358	-	-	358
Director stock grant	35	-	-	98	-	-	133
Restricted common stock vested	49	-	-	(49)	-	-	-
Balance, December 31, 2016	$25,897	$-	$10,480	$49,321	$51,051	$(5,549)	$131,200

(1)	For the purposes of this table, Preferred Stock Series A includes the effect of the warrant (prior to its repurchase by the Company during the second quarter of 2015) issued in connection with the sale of the Series A Preferred Stock and the discount on such preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Operating Activities:
Net income	$7,759	$7,294	$5,664
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17	-	250
Depreciation and amortization	2,517	2,576	2,175
Stock based compensation	358	248	100
Amortization of debt issuance costs	105	64	-
Net accretion of certain acquisition related fair value adjustments	(293)	(479)	(197)
Net amortization of premiums and accretion of discounts on investment securities, net	2,512	2,921	3,406
(Gain) on sale of available for sale securities, net	(701)	(224)	(538)
(Gain) on sale of held to maturity securities, net	-	(10)	-
(Gain) loss on sale of bank premises and equipment	(14)	58	(6)
Loss on sale of other real estate owned	1	25	78
Impairment losses on other real estate owned	34	5	24
Loss on LLC investments	355	368	116
Earnings on bank owned life insurance policies	(635)	(636)	(562)
Net change in:
Deferred taxes	3,497	2,536	(1,066)
Accrued interest receivable	(646)	(46)	222
Other assets	(432)	(1,611)	3,002
Accrued interest payable	162	274	(1,037)
Other liabilities	885	233	177
Net cash provided by operating activities	15,481	13,596	11,808
Investing Activities:
Purchase of securities available for sale	(115,960)	(126,783)	(43,688)
Purchase of securities held to maturity	-	(22)	-
Purchase of restricted securities	(12,903)	(9,356)	(11,683)
Purchases of bank premises and equipment	(2,385)	(3,306)	(2,186)
Purchases of loans	(30,828)	(21,600)	-
Improvements to other real estate owned	(26)	(1)	-
Net change in loans	(125,139)	(41,431)	(65,258)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	30,371	23,291	35,980
Maturities, calls, and paydowns of securities held to maturity	1,411	1,581	2,965
Sales of securities available for sale	93,031	84,053	47,109
Sales of securities held to maturity	-	531	-
Sale of restricted securities	10,305	7,930	10,256
Sale of bank premises and equipment	24	269	8
Sale of other real estate owned	1,824	3,255	620
Acquisition of Virginia Company Bank	-	-	(6,688)
Cash acquired in acquisition of Virginia Company Bank	-	-	1,626
Net cash (used in) investing activities	(150,275)	(81,589)	(30,939)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	71,882	57,603	5,928
Time deposits	(9,263)	(8,247)	(5,581)
Federal funds purchased and repurchase agreements	125	(9,870)	8,757
Short-term borrowings	59,237	37,595	26,228
Senior subordinated debt	-	20,000	-
Debt issuance costs	(2)	(1,042)	-
Director stock grant	133	38	38
Repurchase of preferred stock, Series A	-	(14,000)	(10,000)
Repurchase of common stock	(9)	(1)	-
Repurchase of warrant	-	(115)	-
Dividends paid - preferred stock, Series A	-	(547)	(5,955)
Dividends paid - preferred stock, Series B	(471)	(315)	-
Dividends paid - common stock	(1,178)	(781)	-
Net cash provided by financing activities	120,454	80,318	19,415
Net (decrease) increase in cash and cash equivalents	(14,340)	12,325	284
Cash and cash equivalents, January 1	31,955	19,630	19,346
Cash and cash equivalents, December 31	$17,615	$31,955	$19,630
Supplemental disclosure:
Interest paid	$6,500	$5,315	$5,436
Income taxes paid	$87	$105	$-
Supplemental disclosure of noncash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(1,803)	$(155)	$10,053
Loans transferred to other real estate owned	$(3,969)	$(1,966)	$(1,657)
Minimum pension liability adjustment	$(131)	$466	$(2,485)
Assets acquired from Virginia Company Bank, excluding cash and cash equivalents of $1,626	$-	$-	$127,234
Liabilities assumed	$-	$-	$116,611

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company was headquartered in Tappahannock, Virginia until October 2016 at which time it was relocated to Glen Allen, Virginia. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB, which is headquartered in Tappahannock, Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) (see Note 2 – Business Combinations) on November 14, 2014 and merged VCB with and into the Bank, with the Bank surviving, thus adding three additional branches to the Bank located in Newport News, Williamsburg and Hampton, respectively. The Bank provides a full range of banking and related financial services to individuals and businesses through its network of retail branches. With twenty-four retail branches, the Bank serves diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex, and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg. The Bank also operates a loan production office in Chesterfield County, Virginia, that the Bank opened during the second quarter of 2014. The Bank operates under a state bank charter and as such is subject to regulation by the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

On December 13, 2016, the Company entered into an Agreement and Plan of Merger to merge with and into Southern National Bancorp of Virginia, Inc. (“Southern National”), with Southern National surviving (such transaction, the “Pending Merger”). The Pending Merger, which is expected to be completed by the third quarter of 2017, is subject to regulatory approvals and the approval of the shareholders of both companies, as well as customary closing conditions.

The Bank owns EVB Financial Services, Inc., which in turn has a 100% ownership interest in EVB Investments, Inc. EVB Investments, Inc. offers a comprehensive range of investment services through Infinex Investments, Inc. On May 15, 2014, the Bank acquired a 4.9% ownership interest in Southern Trust Mortgage, LLC. Pursuant to an independent contractor agreement with Southern Trust Mortgage, LLC, the Company advises and consults with Southern Trust Mortgage, LLC and facilitates the marketing and brand recognition of their mortgage business. In addition, the Company provides Southern Trust Mortgage, LLC with offices at two retail branches in the Company’s market area and access to office equipment at these locations during normal business hours. For its services, the Company receives fixed monthly compensation from Southern Trust Mortgage, LLC in the amount of $2 thousand, which is adjustable on a quarterly basis.

The Bank had a 75% ownership interest in EVB Title, LLC, which primarily sold title insurance to the mortgage loan customers of the Bank and EVB Mortgage, LLC. Effective January 2014, the Bank ceased operations of EVB Title, LLC due to low volume and profitability. On October 1, 2014, the Bank acquired a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.94% ownership interest in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC and POS LLC, which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The Bank previously had a 100% ownership interest in Tartan Holdings LLC and ECU-RE LLC which were used in a similar capacity as Dunston Hall LLC and POS LLC, but they are now inactive with the Virginia State Corporation Commission and will no longer be used by the Bank. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, loans acquired in a business combination, impairment of loans, impairment of securities, the valuation of other real estate owned (or “OREO”), the projected benefit obligation under the defined benefit pension plan, the valuation of deferred taxes and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2016 presentation.  These reclassifications had no effect on previously reported net income.

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in Virginia. At December 31, 2016 and 2015, respectively, 32.7% and 39.6% of the Company’s loan portfolio consisted of real estate loans secured by one to four family residential properties, which includes closed end first and second mortgages as well as home equity lines. In addition, at December 31, 2016 and 2015, the Company had $14.4 million and $20.0 million of loans to the hospitality industry (hotels, motels, inns, etc.). These amounts represent 3.1% and 5.4% of the Company’s total commercial real estate loans and 10.2% and 15.7% of the Bank’s total risk-based capital at December 31, 2016 and 2015, respectively. These concentrations of loans did not exceed established supervisory guidelines of 25% of the Bank’s total risk-based capital. The Company does not have any significant loan concentrations to any one customer. Note 4 - Loan Portfolio discusses the Company’s lending activities.

The Company invests in a variety of securities and does not have any significant securities concentrations in any one industry or to any one issuer. Note 3 – Investment Securities discusses the Company’s investment activities.

At December 31, 2016 and 2015, the Company’s cash and due from banks included three commercial bank deposit accounts that were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 per institution by approximately $164 thousand and $6.9 million, respectively.

Business Combination

On November 14, 2014, the Company acquired VCB. The acquisition was accounted for using the acquisition method of accounting. Under this method, assets and liabilities of VCB were recorded at their respective fair values as of November 14, 2014. These fair values were preliminary and subject to refinement for up to one year after the closing date of the acquisition (the “Measurement Period”), or until November 14, 2015, as information relative to the closing date fair values became available. The Company’s financial position and results of operations as of and for the years ended December 31, 2016 and 2015 include assets acquired and liabilities assumed from VCB that remain on the Company’s balance sheet as of December 31, 2016 and 2015 and results of operations generated by these assets and liabilities from November 14, 2014 forward. No adjustments were made to the preliminary fair values during the Measurement Period. See Note 2—Business Combinations for additional information regarding the acquisition of VCB.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks, interest bearing deposits with banks and federal funds sold, which all mature within ninety days.

Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances in cash with the Federal Reserve Bank of Richmond (the “Reserve Bank”). The Company had reserve requirements of $2.0 million and $1.4 million with the Reserve Bank for December 31, 2016 and 2015, respectively. These reserve requirements were covered by internal holdings.

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive (loss) income.

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

A loan is accounted for as a TDR if the Company, for economic or legal reasons related to a deterioration in the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired loans. A TDR may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate, the forbearance of principal and interest payments for a specified period, the conversion from an amortizing loan to an interest-only loan for a specified period, or some combination of these concessions. These concessions can be temporary and are done in an attempt to avoid foreclosure and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. At the time of a TDR, the loan is placed on non-accrual status. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance (typically six months) in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. As of December 31, 2016 and 2015, the Company had $12.7 million and $16.8 million of loans classified as TDRs.

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

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented or exchanged, and are amortized over their useful life. Goodwill is not amortized but is subject to impairment tests if, based on an assessment of qualitative factors related to goodwill, the Company determines that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and may be required to record the impairment changes. In assessing the recoverability of the Company’s goodwill, which was recognized in connection with the acquisition of branches in 2003 and 2008 and the acquisition of VCB in 2014, the Company must make assumptions in order to determine the fair value of the respective assets. Any impairment of goodwill will be recognized as an expense in the period of impairment and such impairment could be material. The Company has elected to bypass the preliminary assessment and conduct a full goodwill impairment analysis on an annual basis through the use of an independent third party specialist. The Company has completed the annual goodwill impairment test during the fourth quarter of each year (as of September 30 of that year). Based on annual testing, there were no impairment charges in 2016, 2015 or 2014.

During the third quarter of 2010, the Company sold certain one to four family residential mortgage loans and retained the right to service the loans sold. Upon sale, a mortgage servicing rights asset was capitalized in the amount of $214 thousand, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, which is 4 years. As of December 31, 2014 the balance of mortgage servicing rights had been fully amortized. The Company earns fees for servicing these residential mortgage loans. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned. Total loan servicing income amounted to $16 thousand, $19 thousand and $37 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in other operating income in the consolidated statements of income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. The Company did not have any uncertain tax positions for the periods ending December 31, 2016, 2015 or 2014.

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

Stock Compensation Plans

At December 31, 2016, the Company had equity awards outstanding under two stock based compensation plans. The Company accounts for these plans under the provisions of FASB ASC Topic 718 “Compensation – Stock Compensation.” Compensation expense for grants of restricted shares is accounted for using the fair market value of the Company’s common stock on the date the restricted shares are awarded. Compensation expense for grants of stock options is accounted for at fair value as determined using the Black-Scholes option-pricing model. Compensation expense for restricted shares and stock options is charged to income ratably over the vesting period. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of income. See Note 14 – Stock Based Compensation Plans.

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

Net Income Per Common Share

The Company applies the two-class method of computing basic and diluted net income per common share.  Under the two-class method, net income per common share is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Based on FASB guidance, the Company considers its Series B Preferred Stock to be a participating security.  FASB guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes unvested shares of the Company’s common stock outstanding. Potential common shares that may be issued by the Company relate to outstanding stock options and the Company’s Series B Preferred Stock, and are determined using the treasury method. Net income per common share calculations are presented in Note 12 – Net Income Per Common Share.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense totaled $1.1 million, $984 thousand and $748 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Comprehensive Income

FASB ASC Topic 220 “Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) within the Company’s consolidated financial statements. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

Recent Significant Accounting Pronouncements:

Adoption of New Accounting Standards:

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted, and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.”  The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.”  The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will be required to use additional forward-looking information when determining their credit loss estimates. It is anticipated that many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques are expected to change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for public companies that file reports with the SEC for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2013. The unaudited combined pro forma revenue and net income combines the historical results of VCB with the Company's consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2013. Acquisition related expenses of $224 thousand and $1.8 million were included in the Company's actual consolidated statements of income for the years ended December 31, 2015 and 2014, respectively, but were excluded from the unaudited pro forma information listed below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited	Unaudited
	Pro Forma	Pro Forma	Pro Forma
	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,	December 31,
(dollars in thousands)	2016	2015	2014
Net interest income	$44,800	$42,375	$41,548
Net income	7,759	7,518	5,724

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from VCB had the following impact on the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014:

	December 31,
(dollars in thousands)	2016	2015	2014
Loans(1)	$529	$838	$226
Core deposit intangible(2)	(213)	(250)	(22)
Time deposits(3)	(23)	(109)	(7)
Net impact to income before income taxes	$293	$479	$197

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and Dividend Income” in the consolidated statements of income.
(2)	Core deposit intangible premium amortization is included in the “Other operating expenses” section of “Noninterest Expenses” in the consolidated statements of income.
(3)	Time deposit premium amortization is included in the “Deposits” section of “Interest Expense” in the consolidated statements of income.

Note 3. Investment Securities

The amortized cost and estimated fair value, with gross unrealized gains and losses, of investment securities at December 31, 2016 and 2015 were as follows:

(dollars in thousands)	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
SBA Pool securities	$58,787	$13	$1,081	$57,719
Agency residential mortgage-backed securities	26,710	9	890	25,829
Agency commercial mortgage-backed securities	28,522	-	670	27,852
Agency CMO securities	52,991	42	1,350	51,683
Non agency CMO securities*	43	-	-	43
State and political subdivisions	55,698	182	1,379	54,501
Corporate securities	2,000	5	-	2,005
Total	$224,751	$251	$5,370	$219,632

*The combined unrealized gains on these securities was less than $1.

(dollars in thousands)	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
Obligations of U.S. Government agencies	$9,404	$-	$142	$9,262
SBA Pool securities	64,866	25	1,065	63,826
Agency residential mortgage-backed securities	24,250	7	354	23,903
Agency commercial mortgage-backed securities	18,503	-	188	18,315
Agency CMO securities	52,870	130	829	52,171
Non agency CMO securities*	61	-	-	61
State and political subdivisions	61,604	303	502	61,405
Corporate securities	2,000	-	-	2,000
Total	$233,558	$465	$3,080	$230,943

* The combined unrealized gains on these securities was less than $1.

(dollars in thousands)	December 31, 2016
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$9,830	$37	$9,793	$153	$8	$9,938
State and political subdivisions	18,550	387	18,163	643	9	18,797
Total	$28,380	$424	$27,956	$796	$17	$28,735

*Represents the unamortized net unrealized holding loss for securities transferred from available for sale to held to maturity, net of amortization or accretion.

(dollars in thousands)	December 31, 2015
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$11,430	$59	$11,371	$305	$-	$11,676
State and political subdivisions	18,807	480	18,327	572	-	18,899
Total	$30,237	$539	$29,698	$877	$-	$30,575

*Represents the unamortized net unrealized holding loss for securities transferred from available for sale to held to maturity, net of amortization or accretion.

There are no securities classified as “Trading” at December 31, 2016 or 2015. During the fourth quarter of 2013, the Company transferred securities with an amortized cost of $35.5 million, previously designated as “Available for Sale,” to “Held to Maturity” classification. The fair value of those securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive (Loss) and is being amortized over the remaining life of the securities as an adjustment to interest income. During the third quarter of 2015, the Company sold a State and political subdivisions security that was classified as “Held to Maturity” due to the significant deterioration in the issuer’s financial condition. The carrying value of this security was $521 thousand and a gain of $10 thousand was recognized as a result of the sale.

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

The amortized cost, carrying value and estimated fair values of investment securities at December 31, 2016, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	December 31, 2016
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$4,493	$4,465
Due after one year through five years	88,860	87,382
Due after five years through ten years	109,153	105,872
Due after ten years	22,245	21,913
Total	$224,751	$219,632

(dollars in thousands)	December 31, 2016
	Carrying Value	Fair Value
Held to Maturity:
Due in one year or less	$1,004	$1,005
Due after one year through five years	22,282	22,939
Due after five years through ten years	3,923	4,053
Due after ten years	747	738
Total	$27,956	$28,735

The following table presents the gross realized gains and losses on the sale of investment securities available for sale and proceeds from the sales of investment securities available for sale during the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Realized gains (losses):
Gross realized gains	$1,163	$684	$806
Gross realized (losses)	(462)	(460)	(268)
Net realized gains	$701	$224	$538
Proceeds from sales of investment securities available for sale	$93,031	$84,053	$47,109

Proceeds from maturities, calls and paydowns of investment securities available for sale for the years ended December 31, 2016, 2015 and 2014 were $30.4 million, $23.3 million and $36.0 million, respectively.

The following table presents the gross realized gains on the sale of investment securities held to maturity and proceeds from the sales of investment securities held to maturity during the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Realized gains (losses):
Gross realized gains	$-	$10	$-
Gross realized (losses)	-	-	-
Net realized gains	$-	$10	$-
Proceeds from sales of investment securities held to maturity	$-	$531	$-

Proceeds from maturities, calls and paydowns of investment securities held to maturity were $1.4 million, $1.6 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company pledges investment securities to secure public deposits, balances with the Reserve Bank and repurchase agreements. Investment securities with an aggregate book value of $57.9 million and an aggregate fair value of $58.1 million were pledged at December 31, 2016. Investment securities with both aggregate book and fair values of $88.0 million were pledged at December 31, 2015.

Investment securities in an unrealized loss position at December 31, 2016, by duration of the period of the unrealized loss, are shown below:

	December 31, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
SBA Pool securities	$33,591	$547	$19,223	$534	$52,814	$1,081
Agency residential mortgage-backed securities	18,617	802	4,063	88	22,680	890
Agency commercial mortgage-backed securities	27,853	670	-	-	27,853	670
Agency CMO securities	47,468	1,226	3,605	132	51,073	1,358
State and political subdivisions	39,000	1,309	2,165	79	41,165	1,388
Total	$166,529	$4,554	$29,056	$833	$195,585	$5,387

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

Based on the Company’s evaluation, management does not believe any unrealized loss at December 31, 2016 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly related to changes in interest rates, which rose during late 2016 causing bond prices to decline, and are not attributable to credit deterioration. At December 31, 2016, there were 155 debt securities with fair values totaling $195.6 million considered temporarily impaired. Of these debt securities, 132 with fair values totaling $166.5 million were in an unrealized loss position of less than 12 months and 23 with fair values totaling $29.1 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and no impairment has been recognized. At December 31, 2016, there were no equity securities in an unrealized loss position.

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

The Company’s investment in FHLB stock totaled $8.5 million and $5.9 million at December 31, 2016 and 2015, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning January 1, 2016, and ending December 31, 2016, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and CBB totaling $3.0 million at both December 31, 2016 and 2015, which are carried at cost.

Note 4. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$148,963	14.42%	$98,828	11.22%
Real estate - one to four family residential:
Closed end first and seconds	215,462	20.85%	232,826	26.43%
Home equity lines	122,506	11.85%	116,309	13.20%
Total real estate - one to four family residential	337,968	32.70%	349,135	39.63%
Real estate - multifamily residential	32,400	3.14%	29,672	3.37%
Real estate - construction:
One to four family residential	16,204	1.57%	19,495	2.21%
Other construction, land development and other land	92,466	8.95%	46,877	5.32%
Total real estate - construction	108,670	10.52%	66,372	7.53%
Real estate - farmland	11,289	1.09%	11,418	1.30%
Real estate - non-farm, non-residential:
Owner occupied	201,284	19.48%	187,224	21.27%
Non-owner occupied	139,649	13.52%	104,456	11.86%
Total real estate - non-farm, non-residential	340,933	33.00%	291,680	33.13%
Consumer	42,403	4.10%	19,993	2.27%
Other	10,605	1.03%	13,680	1.55%
Total loans	1,033,231	100.00%	880,778	100.00%
Less allowance for loan losses	(11,270)		(11,327)
Loans, net	$1,021,961		$869,451

Deferred fees and costs, net are included in the table above and totaled $1.8 million and $1.6 million for December 31, 2016 and 2015, respectively.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$118	$89	$166	$373	$148,590	$148,963
Real estate - one to four family residential:
Closed end first and seconds	3,408	1,472	3,505	8,385	207,077	215,462
Home equity lines	92	219	369	680	121,826	122,506
Total real estate - one to four family residential	3,500	1,691	3,874	9,065	328,903	337,968
Real estate - multifamily residential	-	-	-	-	32,400	32,400
Real estate - construction:
One to four family residential	240	-	15	255	15,949	16,204
Other construction, land development and other land	-	-	-	-	92,466	92,466
Total real estate - construction	240	-	15	255	108,415	108,670
Real estate - farmland	-	-	-	-	11,289	11,289
Real estate - non-farm, non-residential:
Owner occupied	61	-	225	286	200,998	201,284
Non-owner occupied	-	-	-	-	139,649	139,649
Total real estate - non-farm, non-residential	61	-	225	286	340,647	340,933
Consumer	77	7	17	101	42,302	42,403
Other	-	-	-	-	10,605	10,605
Total loans	$3,996	$1,787	$4,297	$10,080	$1,023,151	$1,033,231

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$149	$-	$193	$342	$98,486	$98,828
Real estate - one to four family residential:
Closed end first and seconds	2,748	1,322	4,647	8,717	224,109	232,826
Home equity lines	1,166	-	250	1,416	114,893	116,309
Total real estate - one to four family residential	3,914	1,322	4,897	10,133	339,002	349,135
Real estate - multifamily residential	-	-	-	-	29,672	29,672
Real estate - construction:
One to four family residential	11	-	89	100	19,395	19,495
Other construction, land development and other land	-	-	-	-	46,877	46,877
Total real estate - construction	11	-	89	100	66,272	66,372
Real estate - farmland	-	-	-	-	11,418	11,418
Real estate - non-farm, non-residential:
Owner occupied	1,637	-	624	2,261	184,963	187,224
Non-owner occupied	-	-	676	676	103,780	104,456
Total real estate - non-farm, non-residential	1,637	-	1,300	2,937	288,743	291,680
Consumer	377	4	-	381	19,612	19,993
Other	-	-	-	-	13,680	13,680
Total loans	$6,088	$1,326	$6,479	$13,893	$866,885	$880,778

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest, and troubled debt restructurings (accruing) at December 31:

(dollars in thousands)	December 31, 2016	December 31, 2015
Nonaccrual loans	$5,181	$6,175
Loans past due 90 days and accruing interest	1,341	1,117
Troubled debt restructurings (accruing)	10,441	15,535

At December 31, 2016 and 2015, there were approximately $2.2 million and $1.3 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$420	$2,452	$2,872	$549	$3,476	$4,025
Real estate - one to four family residential:
Closed end first and seconds	1,135	4,914	6,049	1,116	6,290	7,406
Home equity lines	32	8,417	8,449	32	9,955	9,987
Total real estate - one to four family residential	1,167	13,331	14,498	1,148	16,245	17,393
Real estate - multifamily residential	-	1,652	1,652	-	1,988	1,988
Real estate - construction:
One to four family residential	-	360	360	-	515	515
Other construction, land development and other land	252	2,182	2,434	275	1,910	2,185
Total real estate - construction	252	2,542	2,794	275	2,425	2,700
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	2,988	12,298	15,286	4,296	16,528	20,824
Non-owner occupied	1,475	6,639	8,114	1,600	10,847	12,447
Total real estate - non-farm, non-residential	4,463	18,937	23,400	5,896	27,375	33,271
Consumer	-	148	148	-	276	276
Other	-	642	642	-	800	800
Total loans	$6,302	$39,704	$46,006	$7,868	$52,585	$60,453

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at December 31, 2016 and 2015:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2016	2015	2016	2015
Commercial, industrial and agricultural	$784	$193	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	3,240	4,153	1,135	1,117
Home equity lines	543	425	-	-
Total real estate - one to four family residential	3,783	4,578	1,135	1,117
Real estate - construction:
One to four family residential	15	89	-	-
Total real estate - construction	15	89	-	-
Real estate - non-farm, non-residential:
Owner occupied	578	624	206	-
Non-owner occupied	-	676	-	-
Total real estate - non-farm, non-residential	578	1,300	206	-
Consumer	21	15	-	-
Total loans	$5,181	$6,175	$1,341	$1,117

If interest income had been recognized on nonaccrual loans at their stated rates during years 2016, 2015 and 2014, interest income would have increased by approximately $383 thousand, $290 thousand and $124 thousand, respectively.

The following table presents commercial loans by credit quality indicator at December 31, 2016:

					Acquired
					Loans -
					Purchased
		Special			Credit
(dollars in thousands)	Pass	Mention	Substandard	Impaired	Impaired	Total
Commercial, industrial and agricultural	$136,533	$9,839	$531	$1,640	$420	$148,963
Real estate - multifamily residential	32,400	-	-	-	-	32,400
Real estate - construction:
One to four family residential	15,624	319	91	170	-	16,204
Other construction, land development and other land	84,832	-	212	7,170	252	92,466
Total real estate - construction	100,456	319	303	7,340	252	108,670
Real estate - farmland	7,270	3,504	-	515	-	11,289
Real estate - non-farm, non-residential:
Owner occupied	179,400	9,359	1,892	7,645	2,988	201,284
Non-owner occupied	127,817	2,222	689	7,446	1,475	139,649
Total real estate - non-farm, non-residential	307,217	11,581	2,581	15,091	4,463	340,933
Total commercial loans	$583,876	$25,243	$3,415	$24,586	$5,135	$642,255

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

At December 31, 2016 and 2015, the Company did not have any loans classified as Doubtful or Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2016:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$204,847	$10,615	$215,462
Home equity lines	121,912	594	122,506
Total real estate - one to four family residential	326,759	11,209	337,968
Consumer	42,077	326	42,403
Other	10,605	-	10,605
Total consumer loans	$379,441	$11,535	$390,976

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at December 31, 2015:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$220,016	$12,810	$232,826
Home equity lines	115,434	875	116,309
Total real estate - one to four family residential	335,450	13,685	349,135
Consumer	19,655	338	19,993
Other	13,678	2	13,680
Total consumer loans	$368,783	$14,025	$382,808

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2016:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2016	Charge-offs	Recoveries	Provision	December 31, 2016
Commercial, industrial and agricultural	$1,894	$(96)	$98	$1,139	$3,035
Real estate - one to four family residential:
Closed end first and seconds	1,609	(1,042)	477	443	1,487
Home equity lines	795	(497)	24	331	653
Total real estate - one to four family residential	2,404	(1,539)	501	774	2,140
Real estate - multifamily residential	78	-	-	(7)	71
Real estate - construction:
One to four family residential	295	-	6	(104)	197
Other construction, land development and other land	2,423	-	7	202	2,632
Total real estate - construction	2,718	-	13	98	2,829
Real estate - farmland	272	-	-	(115)	157
Real estate - non-farm, non-residential:
Owner occupied	1,964	(353)	63	(407)	1,267
Non-owner occupied	1,241	(90)	1,432	(1,999)	584
Total real estate - non-farm, non-residential	3,205	(443)	1,495	(2,406)	1,851
Consumer	287	(151)	95	228	459
Other	469	(84)	37	306	728
Total	$11,327	$(2,313)	$2,239	$17	$11,270

The following table presents a rollforward of the Company’s allowance for loan losses for the year ended December 31, 2015:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2015	Charge-offs	Recoveries	Provision	December 31, 2015
Commercial, industrial and agricultural	$1,168	$(336)	$51	$1,011	$1,894
Real estate - one to four family residential:
Closed end first and seconds	1,884	(1,113)	116	722	1,609
Home equity lines	1,678	(160)	31	(754)	795
Total real estate - one to four family residential	3,562	(1,273)	147	(32)	2,404
Real estate - multifamily residential	89	-	-	(11)	78
Real estate - construction:
One to four family residential	235	(129)	4	185	295
Other construction, land development and other land	2,670	-	1	(248)	2,423
Total real estate - construction	2,905	(129)	5	(63)	2,718
Real estate - farmland	144	-	-	128	272
Real estate - non-farm, non-residential:
Owner occupied	2,416	(139)	1	(314)	1,964
Non-owner occupied	1,908	-	-	(667)	1,241
Total real estate - non-farm, non-residential	4,324	(139)	1	(981)	3,205
Consumer	305	(33)	49	(34)	287
Other	524	(68)	31	(18)	469
Total	$13,021	$(1,978)	$284	$-	$11,327

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2016:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$865	$2,170	$-	$3,035	$1,640	$146,903	$420	$148,963
Real estate - one to four family residential:
Closed end first and seconds	416	1,054	17	1,487	7,110	207,217	1,135	215,462
Home equity lines	50	603	-	653	225	122,249	32	122,506
Total real estate - one to four family residential	466	1,657	17	2,140	7,335	329,466	1,167	337,968
Real estate - multifamily residential	-	71	-	71	-	32,400	-	32,400
Real estate - construction:
One to four family residential	55	142	-	197	170	16,034	-	16,204
Other construction, land development and other land	1,368	1,264	-	2,632	7,170	85,044	252	92,466
Total real estate - construction	1,423	1,406	-	2,829	7,340	101,078	252	108,670
Real estate - farmland	40	117	-	157	515	10,774	-	11,289
Real estate - non-farm, non-residential:
Owner occupied	321	946	-	1,267	7,645	190,651	2,988	201,284
Non-owner occupied	177	407	-	584	7,446	130,728	1,475	139,649
Total real estate - non-farm, non-residential	498	1,353	-	1,851	15,091	321,379	4,463	340,933
Consumer	63	396	-	459	309	42,094	-	42,403
Other	-	728	-	728	-	10,605	-	10,605
Total	$3,355	$7,898	$17	$11,270	$32,230	$994,699	$6,302	$1,033,231

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2015:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$562	$1,332	$-	$1,894	$839	$97,440	$549	$98,828
Real estate - one to four family residential:
Closed end first and seconds	517	1,092	-	1,609	8,163	223,547	1,116	232,826
Home equity lines	265	530	-	795	625	115,652	32	116,309
Total real estate - one to four family residential	782	1,622	-	2,404	8,788	339,199	1,148	349,135
Real estate - multifamily residential	-	78	-	78	-	29,672	-	29,672
Real estate - construction:
One to four family residential	67	228	-	295	186	19,309	-	19,495
Other construction, land development and other land	1,263	1,160	-	2,423	5,562	41,040	275	46,877
Total real estate - construction	1,330	1,388	-	2,718	5,748	60,349	275	66,372
Real estate - farmland	210	62	-	272	539	10,879	-	11,418
Real estate - non-farm, non-residential:
Owner occupied	824	1,140	-	1,964	6,336	176,592	4,296	187,224
Non-owner occupied	810	431	-	1,241	12,792	90,064	1,600	104,456
Total real estate - non-farm, non-residential	1,634	1,571	-	3,205	19,128	266,656	5,896	291,680
Consumer	88	199	-	287	338	19,655	-	19,993
Other	-	469	-	469	2	13,678	-	13,680
Total	$4,606	$6,721	$-	$11,327	$35,382	$837,528	$7,868	$880,778

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,640	$1,640	$668	$972	$865	$1,094	$70
Real estate - one to four family residential:
Closed end first and seconds	7,110	7,712	3,760	3,350	416	6,893	393
Home equity lines	225	225	175	50	50	453	2
Total real estate - one to four family residential	7,335	7,937	3,935	3,400	466	7,346	395
Real estate - construction:
One to four family residential	170	170	17	153	55	178	8
Other construction, land development and other land	7,170	7,170	1,745	5,425	1,368	5,885	317
Total real estate - construction	7,340	7,340	1,762	5,578	1,423	6,063	325
Real estate - farmland	515	517	261	254	40	525	34
Real estate - non-farm, non-residential:
Owner occupied	7,645	7,647	6,195	1,450	321	6,176	407
Non-owner occupied	7,446	7,446	6,166	1,280	177	11,509	380
Total real estate - non-farm, non-residential	15,091	15,093	12,361	2,730	498	17,685	787
Consumer	309	322	3	306	63	323	17
Total loans*	$32,230	$32,849	$18,990	$13,240	$3,355	$33,036	$1,628

*PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$839	$839	$-	$839	$562	$753	$49
Real estate - one to four family residential:
Closed end first and seconds	8,163	8,530	3,981	4,182	517	8,386	416
Home equity lines	625	625	175	450	265	521	16
Total real estate - one to four family residential	8,788	9,155	4,156	4,632	782	8,907	432
Real estate - construction:
One to four family residential	186	186	20	166	67	235	8
Other construction, land development and other land	5,562	5,562	-	5,562	1,263	5,611	260
Total real estate - construction	5,748	5,748	20	5,728	1,330	5,846	268
Real estate - farmland	539	541	-	539	210	167	36
Real estate - non-farm, non-residential:
Owner occupied	6,336	6,336	3,506	2,830	824	8,995	292
Non-owner occupied	12,792	12,792	7,686	5,106	810	11,312	595
Total real estate - non-farm, non-residential	19,128	19,128	11,192	7,936	1,634	20,307	887
Consumer	338	350	12	326	88	352	19
Other	2	2	2	-	-	4	-
Total loans*	$35,382	$35,763	$15,382	$20,000	$4,606	$36,336	$1,691

*PCI loans are excluded from this table.

Determining the fair value of PCI loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $7.1 million and $8.8 million and recorded carrying values of $6.3 million and $7.9 million at December 31, 2016 and 2015, respectively.

Loans acquired from VCB that constituted PCI loans were recorded by the Company at fair value on the date of acquisition as follows:

November 14,
(dollars in thousands)	2014
Contractual principal and interest at acquisition	$9,977
Nonaccretable difference	937
Accretable yield	1,185
PCI loans at acquisition, at fair value	$7,855

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio, which was acquired at November 14, 2014, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(dollars in thousands)	Accretable Yield	Accretable Yield	Accretable Yield
Balance at beginning of period	$1,280	$1,131	$1,185
Accretion	(505)	(445)	(54)
Reclassification of nonaccretable difference due to improvement in expected cash flows	65	294	-
Other changes, net	63	300	-
Balance at end of period	$903	$1,280	$1,131

The following table presents, by class of loans, information related to loans modified as TDRs during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Commercial, industrial and agricultural	2	$145	$145	-	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	7	1,224	1,224	2	355	355
Real estate - non-farm, non-residential:
Owner occupied	2	554	554	-	-	-
Total	11	$1,923	$1,923	2	$355	$355

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The Company has no obligation to fund additional advances on its impaired loans.

The following table presents, by class of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the years ended December 31, 2016 and 2015 and were modified as TDRs within the 12 months prior to default:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	2	$389	1	$68
Total	2	$389	1	$68

At December 31, 2016, $869 thousand in foreclosed residential real estate properties were included in OREO, and $229 thousand in residential real estate loans were in the process of foreclosure.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Land and improvements	$7,788	$6,837
Buildings and leasehold improvements	29,091	28,487
Furniture, fixtures and equipment	21,152	20,385
Construction in progress	798	1,136
	58,829	56,845
Less accumulated depreciation	(31,135)	(29,009)
Net balance	$27,694	$27,836

Depreciation and amortization of bank premises and equipment for the years ended December 31, 2016, 2015 and 2014 amounted to $2.5 million, $2.6 million and $2.2 million, respectively.

Note 6. Other Real Estate Owned (“OREO”)

At December 31, 2016 and 2015 OREO was $2.7 million and $520 thousand, respectively. OREO is primarily comprised of residential properties, residential lots, raw land and non-residential properties associated with commercial relationships, and is located primarily in the Commonwealth of Virginia.

Changes in the balance for OREO for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
(dollars in thousands)	2016	2015
Balance at the beginning of year, gross	$522	$1,914
Transfers from loans	3,969	1,966
Capitalized costs	26	1
Sales proceeds	(1,824)	(3,255)
Previously recognized impairment losses on disposition	-	(79)
Loss on disposition	(1)	(25)
Balance at the end of year, gross	2,692	522
Less valuation allowance	(36)	(2)
Balance at the end of year, net	$2,656	$520

Changes in the valuation allowance for OREO for the years ended December 31, 2016, 2015 and 2014 are as follows:

	December 31,
(dollars in thousands)	2016	2015	2014
Balance at the beginning of year	$2	$76	$254
Valuation allowance	34	5	24
Charge-offs	-	(79)	(202)
Balance at the end of year	$36	$2	$76

Expenses applicable to OREO, other than the valuation allowance, were $323 thousand, $222 thousand and $114 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7. Deposits

Interest-bearing deposits consist of the following:

	December 31,
(dollars in thousands)	2016	2015
Demand deposits	$311,279	$306,503
Money market savings deposits	193,707	172,530
Savings deposits	108,269	97,407
Time deposits:
Time deposits $250 and over	37,887	37,797
Other time deposits	191,081	200,411
Total interest-bearing deposits	$842,223	$814,648

A summary of interest expense by deposit category for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31,
(dollars in thousands)	2016	2015	2014
Demand deposits	$1,170	$1,067	$949
Money market savings deposits	773	748	498
Savings deposits	192	131	120
Time deposits	2,211	2,111	2,343
Total	$4,346	$4,057	$3,910

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2017	$112,999
2018	47,784
2019	33,982
2020	17,923
2021	16,280
$228,968

Overdrawn demand deposit accounts totaling $121 thousand at December 31, 2016 and $97 thousand at December 31, 2015 were reclassified from deposits to loans.

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

The tables below present selected information on federal funds purchased and repurchase agreements:

Federal funds purchased
(dollars in thousands)	December 31, 2016	December 31, 2015
Balance outstanding at year end	$-	$-
Maximum balance at any month end during the year	$2,000	$2,440
Average balance for the year	$42	$63
Weighted average rate for the year	0.93%	0.72%
Weighted average rate at year end	0.00%	0.00%

Repurchase agreements
(dollars in thousands)	December 31, 2016	December 31, 2015
Balance outstanding at year end	$5,140	$5,015
Maximum balance at any month end during the year	$11,942	$12,392
Average balance for the year	$5,777	$8,002
Weighted average rate for the year	0.47%	0.57%
Weighted average rate at year end	0.47%	0.47%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at December 31, 2016 consisted of $6.8 million using a daily rate credit, which is due on demand, and $166.9 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2015 consisted of $114.4 million in fixed rate one month advances. Outstanding accrued interest at December 31, 2016 and 2015 totaled $53 thousand and $28 thousand, respectively.

The table below presents selected information on short-term borrowings:

Short-term borrowings
(dollars in thousands)	December 31, 2016	December 31, 2015
Balance outstanding at year end	$173,650	$114,413
Maximum balance at any month end during the year	$173,650	$114,413
Average balance for the year	$119,366	$89,580
Weighted average rate for the year	0.43%	0.22%
Weighted average rate at year end	0.53%	0.32%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed end and revolving open end loans that are secured by one to four family residential properties. At December 31, 2016 and 2015, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $394.6 million at December 31, 2016. This line of credit totaled $225.4 million with approximately $51.8 million available at December 31, 2016. As of December 31, 2016 and 2015, loans with a carrying value of $301.0 million and $307.2 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Note 9. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through EVB Statutory Trust I in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2016 and 2015, the interest rate was 3.94% and 3.48%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2016 and 2015, all of the trust preferred securities qualified as Tier 1 capital.

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

From June 2011 to March 2014, the Company deferred its regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities due to prohibitions on such payments under provisions of regulatory agreements, which have been subsequently terminated. The Company and the Bank were previously under a written agreement with the Reserve Bank and the Bureau until July 30, 2013, and thereafter, a memorandum of understanding with the Reserve Bank and the Bureau until March 13, 2014. On June 17, 2014, the Company paid all current and deferred interest on the outstanding Junior Subordinated Debt, and the Company has not deferred any subsequent interest payments through December 31, 2016.

On April 22, 2015, the Company entered in a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the "Senior Subordinated Debt") to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At December 31, 2016 and 2015, all of the Senior Subordinated Debt qualified as Tier 2 capital. At December 31, 2016, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $875 thousand.

Note 10. Employee Benefit Plans

Pension Plan

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

The Company intends to terminate the plan effective May 1, 2017 in connection with the Pending Merger.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

(dollars in thousands)	2016	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$10,434	$12,059	$10,263
Interest cost	380	404	447
Actuarial loss (gain)	104	(901)	2,282
Benefits paid	(852)	(1,173)	(916)
Settlement (gain) loss	(21)	45	(17)
Benefit obligation at end of year	$10,045	$10,434	$12,059

Change in plan assets
Fair value of plan assets at beginning of year	$8,395	$9,565	$10,000
Actual return on plan assets	305	3	481
Benefits paid	(852)	(1,173)	(916)
Fair value of plan assets at end of year	$7,848	$8,395	$9,565

Funded status at the end of year	$(2,197)	$(2,039)	$(2,494)

Amounts recognized in the consolidated balance sheets at December 31,
Other liability	$(2,197)	$(2,039)	$(2,494)

Amounts recognized in accumulated other comprehensive (loss) income
Net loss	$2,758	$2,618	$3,076
Prior service cost	74	83	91
Deferred income tax benefit	(963)	(919)	(1,077)
Amount recognized	$1,869	$1,782	$2,090

Components of net periodic benefit cost
Interest cost	$380	$404	$447
Expected return on plan assets	(607)	(713)	(745)
Amortization of prior service cost due to curtailment	9	9	9
Recognized net loss due to settlement	138	204	35
Recognized net actuarial loss	107	107	-
Net periodic benefit cost	$27	$11	$(254)

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income
Net loss (gain)	$139	$(458)	$2,493
Amortization of prior service cost	(8)	(8)	(8)
Total recognized in other comprehensive (loss) income	$131	$(466)	$2,485

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$158	$(455)	$2,231

Weighted average assumptions for benefit obligation at end of year
Discount rate	3.70%	3.85%	3.55%
Rate of compensation increase	N/A	N/A	N/A

Weighted average assumptions for net periodic pension cost at end of year
Discount rate	3.85%	3.55%	4.35%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	3.00%

Accumulated Benefit Obligation	$10,045	$10,434	$12,059

Expected Long-Term Rate of Return on Assets

In consultation with its investment advisors and actuary, the Company’s plan sponsor selects the expected long-term rate of return on assets assumption. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions. The discount rate used to calculate funding requirements and benefit expense was 3.85%, 3.55% and 4.35% in 2016, 2015 and 2014, respectively.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which the assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated with periodic cost). The Company made no contributions to the pension plan during 2016, 2015 and 2014. In connection with the Pending Merger, the Company expects to fully fund the pension plan and terminate it effective May 1, 2017.

Fair value is discussed in detail in Note 20 – Fair Value Measurements. The fair value of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category are as follows:

Assets Measured at Fair Value at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Equity mutual funds (1)	$2,028	$-	$-	$2,028
Fixed income mutual funds (2)	5,820	-	-	5,820
Total assets at fair value	$7,848	$-	$-	$7,848

Assets Measured at Fair Value at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Cash and due from broker	$21	$-	$-	$21
Equity mutual funds (1)	6,259	-	-	6,259
Fixed income mutual funds (2)	2,115	-	-	2,115
Total assets at fair value	$8,395	$-	$-	$8,395

(1)	This category includes investments in mutual funds focused on equity securities with a diversified portfolio and includes investments in large cap and small cap funds, growth funds, international focused funds and value funds. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.
(2)	This category includes investments in mutual funds focused on fixed income securities with both short-term and long-term investments. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

The pension plan’s weighted-average asset allocations as of December 31, 2016 and 2015, by asset category are as follows:

	Plan Assets as of December 31,
Asset Category	2016	2015
Mutual Funds - Fixed Income	74%	25%
Mutual Funds - Equity	26%	75%
Total	100%	100%

The Company believes that the trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 74% fixed income and 26% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Company’s trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust. There is no Company common stock included in the plan assets.

Estimated future benefit payments, assuming that the pension plan is not terminated during 2017 in connection with the Pending Merger, which reflect expected future service, as appropriate, are as follows:

(dollars in thousands)
2017	$1,519
2018	790
2019	457
2020	591
2021	904
Years 2022 - 2026	2,640
Total	$6,901

401(k) Plan

The Company maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan allows for a maximum voluntary salary deferral up to the statutory limitations. All employees are eligible to participate on the first day of hire. The 401(k) Plan provides for a matching contribution, which equals 100% of the first 3% of the employee’s contributions and 50% of the next 3% of the employee’s contributions. At the option of the Compensation Committee, the Company may make an additional discretionary contribution after the end of each year to employees not previously grandfathered in the Pension Plan in an amount equal to 3% of the employee’s compensation (as described in plan documents). For matching and discretionary employer contributions, an employee is 100% vested after two years of service. The amounts charged to expense under the 401(k) Plan were $633 thousand, $610 thousand and $503 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not offer its stock as an investment option under the 401(k) Plan.

Deferred Compensation Plan

The Company has a Supplemental Executive Retirement Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As of December 31, 2016, the Company has entered into a deferred supplemental compensation agreement with its Chief Executive Officer and one of its other executive officers. For the Chief Executive Officer, full vesting of benefits under the supplemental agreement occurs only at age 67, with partial vesting of approximately 5% for each year of service after age 52. Benefits are to be paid in equal monthly installments over a 15 year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15 year period after benefits have commenced. For the other executive officer, full vesting of benefits under the supplemental agreement occurs only at age 65, with partial vesting of approximately 5% for each year of service after age 46. Benefits are to be paid in equal monthly installments over a 200 month period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 200 month period after benefits have commenced. In connection with the Pending Merger, benefits for participants in the Supplemental Executive Retirement Plan will fully vest on an accelerated basis upon completing the Pending Merger.

The deferred compensation expense for the Company’s deferred supplemental compensation agreements for 2016, 2015 and 2014, based on the present value of the retirement benefits, was $142 thousand, $173 thousand and $105 thousand, respectively.

Note 11. Income Taxes

The current and deferred components of income tax expense are as follows:

	December 31,
(dollars in thousands)	2016	2015	2014
Current	$(87)	$(42)	$3,513
Deferred	3,497	2,536	(1,066)
Provision for income taxes	$3,410	$2,494	$2,447

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the current statutory federal income tax rate of approximately 34% for the years ended December 31, 2016, 2015 and 2014, respectively, is as follows:

	December 31,
(dollars in thousands)	2016	2015	2014
Income tax expense at statutory rates	$3,808	$3,328	$2,758
Tax-exempt interest income on obligations of state and political subdivisions	(75)	(333)	(292)
Tax-exempt earning on life insurance policies	(217)	(216)	(191)
Tax credits	(318)	(325)	(314)
Nondeductible merger and merger related expenses	210	13	460
Reduction of nontaxable interest expense incurred to carry tax-exempt assets	2	9	8
Other	-	18	18
Provision for income taxes	$3,410	$2,494	$2,447

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The most significant timing difference relates to the allowance for loan losses.

Cumulative net deferred tax assets consist of the following components at December 31, 2016 and 2015:

	December 31,
(dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,842	$3,851
Net operating loss carryforward	3,211	7,125
Net unrealized loss on securities available for sale	1,741	889
Net unrealized loss on securities transferred from available for sale to held to maturity	144	183
Tax credit carryforward	3,356	3,143
Deferred loan costs	153	-
Interest on nonaccrual loans	129	99
Benefit plans	1,816	1,584
Depreciation and amortization	504	583
Unbilled rent payable	98	-
Home equity line closing cost	176	136
Other real estate owned	270	64
Other	206	80
Total deferred tax assets	15,646	17,737
Deferred tax liabilities:
FHLB dividend	(8)	(8)
Goodwill and other intangible assets	(3,218)	(2,668)
Other	(1)	(1)
Total deferred tax liabilities	(3,227)	(2,677)
Net deferred tax asset	$12,419	$15,060

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2016 and 2015 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

Note 12. Net Income Per Common Share

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

The following table shows the computation of basic and diluted net income per common share for the periods presented:

	Years Ended
(dollars in thousands, except share and per share amounts)	December 31, 2016	December 31, 2015	December 31, 2014
Basic Net Income Per Common Share
Net income available to common shareholders	$7,759	$6,908	$3,716
Less: Net income allocated to participating securities, Series B Preferred Stock	2,218	1,983	1,128
Net income allocated to common shareholders	$5,541	$4,925	$2,588
Weighted average common shares outstanding for basic net income per common share	13,089,192	13,017,175	12,014,862
Basic net income per common share	$0.42	$0.38	$0.22

Diluted Net Income Per Common Share
Net income available to common shareholders	$7,759	$6,908	$3,716
Weighted average common shares outstanding for basic net income per common share	13,089,192	13,017,175	12,014,862
Effect of dilutive securities, stock options	-	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net income per common share	18,329,384	18,257,367	17,255,054
Diluted net income per common share	$0.42	$0.38	$0.22

Options to acquire 36,500, 67,525 and 110,487 shares of common stock were not included in computing diluted net income per common share for the years ended December 31, 2016, 2015 and 2014, respectively, because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) through private placements to certain investors. Each share of Series B Preferred Stock can, under certain limited circumstances as set forth in the Company’s articles of incorporation, be converted into one share of the Company’s common stock, and is therefore reflected in the dilutive weighted average common shares outstanding for 2016, 2015 and 2014. For more information related to the conversion rights of these preferred shares, see Note 22 – Preferred Stock and Warrant.

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

Loan activity to related parties is as follows:

(dollars in thousands)	2016	2015
Balance at beginning of year	$10,658	$10,559
Additional borrowings	3,204	7,051
Curtailments	(3,039)	(4,501)
Reclassification*	(361)	(2,451)
Balance at end of year	$10,462	$10,658

*Loans with a principal balance of $361 thousand and $2.5 million from two former directors who are no longer on the Company’s board.

At December 31, 2016 and 2015, there was approximately $3.6 million and $1.9 million in available credit that the related parties could draw upon, respectively.

Deposits from related parties held by the Company at December 31, 2016 and 2015 amounted to $4.7 million and $10.7 million, respectively.

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

On May 19, 2016, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (the “2016 Plan”) to promote the success of the Company by providing incentives to key employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company and with growth in shareholder value consistent with the Company’s risk management practices. The 2016 Plan authorizes the Company to issue up to 500,000 additional shares of common stock pursuant to stock options, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards. There were 484,232 shares still available to be granted as awards under the 2016 Plan as of December 31, 2016.

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of grant.

Accounting standards also require that new awards to employees eligible for accelerated vesting at retirement prior to the awards becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options granted to eligible participants were recognized, as required, as compensation cost over the vesting period except in the instance where a participant reaches normal retirement age of 65 prior to the normal vesting date. For the years ended December 31, 2016, 2015 and 2014 there was no stock option compensation expense.

There were no stock options granted or exercised in the years ended December 31, 2016, 2015 and 2014. There was no remaining unrecognized compensation expense related to stock options.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Options	Average	Life	Value
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at January 1, 2014	152,287	$19.09
Forfeited	(20,750)	19.97
Expired	(21,050)	28.60
Stock options outstanding at December 31, 2014	110,487	18.76
Forfeited	(16,100)	18.47
Expired	(26,862)	20.57
Stock options outstanding at December 31, 2015	67,525	18.12
Forfeited	(3,250)	18.10
Expired	(27,775)	21.16
Stock options outstanding at December 31, 2016	36,500	$15.81	1.25	$-
Stock options exercisable at December 31, 2016	36,500	$15.81	1.25	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at December 31, 2016:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$19.25	18,250	0.75 years
$12.36	18,250	1.75 years
$15.81	36,500	1.25 years

On April 29, 2016, the Company granted 6,500 shares of restricted stock under the 2007 Plan to various senior officers of the Bank. All of the shares are subject to time vesting over a one-year period and will vest on April 29, 2017. On March 24, 2016, the Company granted 65,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2017.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2019 to the extent certain financial performance requirements for fiscal year 2018 are met. On March 19, 2015, the Company granted 45,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2016.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2018 to the extent certain financial performance requirements for fiscal year 2017 are met. On October 15, 2014, the Company granted 42,500 shares of restricted stock under the 2007 Plan to its executive officers.  Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2015.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2017 to the extent certain financial performance requirements for fiscal year 2016 are met. On November 20, 2014, the Company granted 3,242 shares of restricted stock under the 2007 Plan to one of its executive officers.  All of these shares are subject to time vesting over a two year period, and generally vest fifty percent (50%) on the first and second anniversaries of the grant date. In connection with the Pending Merger, all outstanding time and performance based shares of restricted stock will vest on an accelerated basis upon completing the Pending Merger.

For the years ended December 31, 2016, 2015 and 2014, restricted stock compensation expense was $358 thousand, $248 thousand and $100 thousand, respectively, and was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.00 per share for the April 29, 2016 awards, $6.80 per share for the March 24, 2016 awards, $6.28 per share for the March 19, 2015 awards, $6.10 per share for the October 15, 2014 awards and $6.17 per share for the November 20, 2014 award.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2016, 2015 and 2014, and changes during the years ended December 31, 2016, 2015 and 2014, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of January 1, 2014	73,500	$5.30
Granted	45,742	6.10
Vested	(15,100)	3.93
Nonvested as of December 31, 2014	104,142	5.85
Granted	45,000	6.28
Vested	(27,871)	5.85
Nonvested as of December 31, 2015	121,271	6.01
Granted	71,500	6.82
Vested	(24,771)	5.67
Nonvested as of December 31, 2016	168,000	$6.41

At December 31, 2016, there was $639 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares. The total fair value of restricted stock awards vested during 2016, 2015 and 2014 was $190 thousand, $181 thousand and $97 thousand, respectively.

Note 15. Accumulated Other Comprehensive (Loss)

The balances in accumulated other comprehensive (loss) are shown in the following table:

			Accumulated
	Unrealized	Adjustments	Other
	Securities	Related to	Comprehensive
(dollars in thousands)	(Losses) Gains	Pension Plan	(Loss) Income
Balance at December 31, 2013	$(8,396)	$(472)	$(8,868)
Other comprehensive income before reclassification	6,635	-	6,635
Reclassification adjustment for gains included in net income	(355)	-	(355)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	162	-	162
Change in unfunded pension liability	-	(1,640)	(1,640)
Balance at December 31, 2014	(1,954)	(2,112)	(4,066)
Other comprehensive (loss) before reclassification	(102)	-	(102)
Reclassification adjustment for gains included in net income	(148)	-	(148)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	122	-	122
Change in unfunded pension liability	-	308	308
Balance at December 31, 2015	(2,082)	(1,804)	(3,886)
Other comprehensive (loss) before reclassification	(1,190)	-	(1,190)
Reclassification adjustment for gains included in net income	(463)	-	(463)
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	76	-	76
Change in unfunded pension liability	-	(86)	(86)
Balance at December 31, 2016	$(3,659)	$(1,890)	$(5,549)

Reclassifications of gains on securities available for sale are reported in the consolidated statements of income as “Gain on sale of available for sale securities, net” with the corresponding income tax effect being reflected as a component of income tax expense. Amortization of unrealized losses on securities transferred from available for sale to held to maturity is included in interest income on investments (taxable or non-taxable) in the Company’s consolidated statements of income.

During the years ended December 31, 2016, 2015 and 2014, the Company reported gains on the sale of available for sale and held to maturity securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	December 31,
(dollars in thousands)	2016	2015	2014
Gains on sale of available for sale and held to maturity securities	$701	$224	$538
Less: tax effect	(238)	(76)	(183)
Net gains on the sale of available for sale and held to maturity securities	$463	$148	$355

Amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(115)	$(185)	$(246)
Less: tax effect	39	63	84
Net amortization of unrealized losses on securities transferred from available for sale to held to maturity	$(76)	$(122)	$(162)

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

•	The Company and the Bank’s CET1 capital includes common stock and related surplus and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include components of accumulated other comprehensive income (loss) in CET1 capital. CET1 capital for both the Company and the Bank is reduced by, goodwill, deferred tax assets, and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions.

•	Tier 1 capital includes CET1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2016 and 2015 includes $21.6 million of Series B Preferred Stock (including related surplus). At December 31, 2016 and 2015, $10.0 million of qualified trust preferred securities were included in the Company’s additional Tier 1 capital. The Bank did not have any additional Tier 1 capital beyond CET1 capital as of December 31, 2016 and 2015.

•	Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes an allowable portion of the allowance for loan losses. Tier 2 capital for the Company at December 31, 2016 and 2015 also includes $20.0 million of qualified senior subordinated debt.

Risk-weighted assets for the Company and the Bank were both $1.1 billion at December 31, 2016 and $888.5 million and $889.6 million, respectively at December 31, 2015, as determined under then applicable regulations. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized at December 31, 2016, an institution must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios, and minimum regulatory capital requirements, as of December 31, 2016 and 2015 are also presented in the table.

As of December 31, 2016:					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement *		Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 to risk weighted assets:
Company	$93,853	8.8000%	$54,659	5.1250%	N/A	N/A
Bank	130,894	12.2507%	54,759	5.1250%	$69,450	6.5000%

Tier 1 capital to risk weighted assets:
Company	$122,786	11.5129%	$70,656	6.6250%	N/A	N/A
Bank	130,894	12.2507%	70,786	6.6250%	$85,477	8.0000%

Total capital to risk weighted assets:
Company	$154,056	14.4449%	$91,987	8.6250%	N/A	N/A
Bank	142,164	13.3055%	92,155	8.6250%	$106,846	10.0000%

Tier 1 capital to average assets:
Company	$122,786	9.2748%	$52,955	4.0000%	N/A	N/A
Bank	130,894	9.8711%	53,041	4.0000%	$66,302	5.0000%

*	Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (0.625%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.625% from 2016 to 2019, with full implementation in January 2019 (2.5%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirements. Failure to maintain the prescribed levels places limitations on capital distributions and discretionary bonuses to executives. As of December 31, 2016, the capital conservation buffer of the Company and the Bank was 4.3000% and 5.3055%, respectively.

As of December 31, 2015:					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 to risk weighted assets:
Company	$87,114	9.8050%	$39,981	4.5000%	N/A	N/A
Bank	115,813	13.0200%	40,034	4.5000%	$57,827	6.5000%

Tier 1 capital to risk weighted assets:
Company	$112,513	12.6637%	$53,308	6.0000%	N/A	N/A
Bank	115,813	13.0200%	53,378	6.0000%	$71,171	8.0000%

Total capital to risk weighted assets:
Company	$143,698	16.1737%	$71,077	8.0000%	N/A	N/A
Bank	126,993	14.2700%	71,171	8.0000%	$88,964	10.0000%

Tier 1 capital to average assets:
Company	$112,513	9.2029%	$48,903	4.0000%	N/A	N/A
Bank	115,813	9.4600%	48,946	4.0000%	$61,182	5.0000%

Note 19. Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), which provides for the automatic conversion of dividends into common stock for enrolled shareholders. The DRSPP also permits participants to make voluntary cash payments of up to $20 thousand per shareholder per calendar quarter for the purchase of additional shares of the Company’s common stock. When the administrator of the DRSPP purchases shares of common stock from the Company, the purchase price will generally be the market value of the common stock on the purchase date as defined by the Nasdaq Stock Market. When the administrator purchases shares of common stock in the open market, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. When the administrator purchases shares of common stock in privately negotiated transactions, the purchase price will be the weighted average of the prices actually paid for the shares for the relevant purchase date, excluding all fees, brokerage commissions, and expenses. Effective March 1, 2012, the DRSPP was amended and restated to effect certain design changes to the plan, but not to change the number of shares issuable thereunder. Beginning on August 15, 2012, the issuance of common stock under the DRSPP was temporarily suspended. In July 2016 the Company reinitiated the Company’s DRSPP. Of the 353,473 shares reserved for issuance under the Company’s DRSPP, there were 128,670 shares available for issuance under the plan as of December 31, 2016.

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of December 31, 2016.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2016 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Securities available for sale
SBA Pool securities	$-	$57,719	$-	$57,719
Agency residential mortgage-backed securities	-	25,829	-	25,829
Agency commercial mortgage-backed securities	-	27,852	-	27,852
Agency CMO securities	-	51,683	-	51,683
Non agency CMO securities	-	43	-	43
State and political subdivisions	-	54,501	-	54,501
Corporate securities	-	2,005	-	2,005
Total securities available for sale	$-	$219,632	$-	$219,632

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$9,262	$-	$9,262
SBA Pool securities	-	63,826	-	63,826
Agency residential mortgage-backed securities	-	23,903	-	23,903
Agency commercial mortgage-backed securities	-	18,315	-	18,315
Agency CMO securities	-	52,171	-	52,171
Non agency CMO securities	-	61	-	61
State and political subdivisions	-	61,405	-	61,405
Corporate securities	-	2,000	-	2,000
Total securities available for sale	$-	$230,943	$-	$230,943

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

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2016 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Impaired loans	$-	$-	$9,885	$9,885
Other real estate owned	$-	$-	$2,656	$2,656

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2015 Using
	Quoted Prices in	Significant
	Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Impaired loans	$-	$-	$15,394	$15,394
Other real estate owned	$-	$-	$520	$520

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2016 and 2015:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2016
	Fair
(dollars in thousands)	Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$9,885	Discounted appraised value	Selling cost	0% - 93% (13%)
			Discount for lack of marketability and age of appraisal	0% - 25% (7%)

Other real estate owned	$2,656	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 40% (5%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2015
	Fair
(dollars in thousands)	Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$15,394	Discounted appraised value	Selling cost	0% - 24% (13%)
			Discount for lack of marketability and age of appraisal	0% - 30% (4%)

Other real estate owned	$520	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of marketability and age of appraisal	0% - 36% (5%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At December 31, 2016 and 2015, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and short-term investments*	$5,696	$5,696	$-	$-	$5,696
Interest bearing deposits with banks	11,919	11,919	-	-	11,919
Securities available for sale	219,632	-	219,632	-	219,632
Securities held to maturity	27,956	-	28,735	-	28,735
Restricted securities	11,557	-	11,557	-	11,557
Loans, net	1,021,961	-	-	1,012,425	1,012,425
Bank owned life insurance	25,734	-	25,734	-	25,734
Accrued interest receivable	4,705	-	4,705	-	4,705
Total	$1,329,160	$17,615	$290,363	$1,012,425	$1,320,403

Liabilities:
Noninterest-bearing demand deposits	$209,138	$209,138	$-	$-	$209,138
Interest-bearing deposits	842,223	-	764,406	-	764,406
Short-term borrowings**	178,790	178,790	-	-	178,790
Junior subordinated debt	10,310	-	10,664	-	10,664
Senior subordinated debt***	19,125	-	19,216	-	19,216
Accrued interest payable	752	-	752	-	752
Total	$1,260,338	$387,928	$795,038	$-	$1,182,966

*Includes federal funds sold.

**Includes federal funds purchased and repurchase agreements.

***Net of unamortized debt issuance costs of $875.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company has not incurred any losses on its commitments in either 2016 or 2015.

The amounts of loan commitments and standby letters of credit are set forth in the following table as of December 31, 2016 and 2015:

	December 31,
(dollars in thousands)	2016	2015
Loan commitments	$223,059	$173,973
Standby letters of credit	$8,689	$6,542

In connection with the sale of its credit card loan portfolio, the Company has guaranteed credit card accounts of certain customers to the Bank that purchased the accounts. At December 31, 2016 and 2015, the guarantees totaled $756 thousand and $763 thousand, respectively, of which the outstanding balance of the guarantees was $143 thousand and $212 thousand, respectively. As of December 31, 2016, the Company does not anticipate any significant or material losses as a result of the guaranteed credit card accounts.

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

Note 23. Former Related Party Lease

The Bank has entered into a long-term land lease with a former related party to provide for space for one branch located in Hartfield, Virginia. This lease has been classified as an operating lease for financial reporting purposes. The lease term expires on April 30, 2025 with annual lease payments of approximately $8 thousand. Future minimum lease payments required over the remaining term of this non-cancelable operating lease total $66 thousand. Under the terms of the lease, the Bank has two options to extend the lease term beyond April 30, 2025. Total lease expense was $8 thousand for each of the years 2016, 2015 and 2014, respectively.

Note 24. Lease Commitments

The Company currently has long-term leases for six of its branches, one loan production office and its corporate headquarters.  Three of the leases are for branch buildings, three of the leases are for the land on which Company owned branches are located, one lease is for a loan production office building in Chesterfield, Virginia and one lease is for the corporate headquarters in Glen Allen, Virginia. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements.

(dollars in thousands)	Lease Payments
2017	$788
2018	843
2019	830
2020	848
2021	826
Thereafter	3,736
$7,871

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $752 thousand, $508 thousand and $315 thousand, respectively, and was included in occupancy and equipment expenses.

Note 25. Common Stock Repurchases

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This program was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During 2016, 2015 and 2014, the Company did not repurchase any of its common stock under the program.

Note 26. Condensed Parent Company Only Financial Information

The condensed financial position as of December 31, 2016 and 2015 and the condensed results of income and cash flows for each of the years in the three-year period ended December 31, 2016, of Eastern Virginia Bankshares, Inc., parent company only, are presented below:

Condensed Balance Sheets

December 31, 2016 and 2015

(dollars in thousands)

	2016	2015
Assets
Cash on deposit with subsidiary	$9,826	$14,616
Investment in subsidiaries	147,954	139,166
Deferred income taxes, net	993	931
Other assets	3,852	2,630
Total assets	$162,625	$157,343

Liabilities and Shareholders' Equity
Junior subordinated debt	$10,310	$10,310
Senior subordinated debt	19,125	19,022
Accrued benefit cost	1,630	1,499
Other liabilities	360	237
Total shareholders’ equity	131,200	126,275
Total liabilities and shareholders’ equity	$162,625	$157,343

Condensed Statements of Income

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Income:
Interest on deposit with subsidiary	$63	$76	$132
Total income	63	76	132

Expenses:
Interest on junior subordinated debt	370	329	339
Interest on senior subordinated debt	1,405	963	-
Salaries and employee benefits	472	441	554
Professional fees	534	437	403
Merger and merger related expenses	617	38	1,325
Other	306	259	215
Total expenses	3,704	2,467	2,836

Loss before income tax benefit and equity in undistributed net income of subsidiary	(3,641)	(2,391)	(2,704)
Income tax benefit	(1,031)	(800)	(516)
Loss before equity in undistributed net income of subsidiary	(2,610)	(1,591)	(2,188)
Equity in undistributed net income of subsidiary	10,369	8,885	7,852
Net income	$7,759	$7,294	$5,664

Condensed Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Operating activities:
Net income	$7,759	$7,294	$5,664
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in undistributed net (income) of subsidiary	(10,369)	(8,885)	(7,852)
Stock based compensation	358	248	100
Amortization of debt issuance costs	105	64	-
Net change in:
Deferred income taxes	-	-	1
Other assets	(1,222)	(935)	(302)
Other liabilities	110	108	(977)
Net cash (used in) operating activities	(3,259)	(2,106)	(3,366)

Investing activities:
Increase in investment in subsidiary	-	-	(2,400)
Net cash (used in) investing activities	-	-	(2,400)

Financing activities:
Senior subordinated debt	-	20,000	-
Debt issuance costs	(2)	(1,042)	-
Director stock grant	133	38	38
Repurchase of preferred stock, Series A	-	(14,000)	(10,000)
Repurchase of common stock	(9)	(1)	-
Cancellation of common stock	(4)	-	-
Repurchase of warrant	-	(115)	-
Dividends paid - preferred stock, Series A	-	(547)	(5,955)
Dividends paid - preferred stock, Series B	(471)	(315)	-
Dividends paid - common stock	(1,178)	(781)	-
Net cash (used in) provided by financing activities	(1,531)	3,237	(15,917)

Net (decrease) increase in cash on deposit with subsidiary	(4,790)	1,131	(21,683)
Cash on deposit with subsidiary, January 1	14,616	13,485	35,168
Cash on deposit with subsidiary, December 31	$9,826	$14,616	$13,485

Note 27. Low Income Housing Tax Credits

The Company had investments in four separate housing equity funds at December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.3 million and $2.8 million at December 31, 2016 and 2015, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the years ended December 31, 2016 and 2015 were $469 thousand and $478 thousand, respectively. Total projected tax credits to be received for 2016 are $318 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $984 thousand and $1.0 million at December 31, 2016 and 2015, respectively, and are included in other liabilities on the consolidated balance sheets.

