Form 10-K/A
period 2016-12-31
EASTERN VIRGINIA BANKSHARES INC
filed 2017-05-01
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was $94.6 million.

There were 13,116,600 shares of common stock, par value $2.00 per share, outstanding as of March 10, 2017.

*    *    *

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

Eastern Virginia Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information required under this Item with respect to executive officers of the Company is included as a supplemental item at the end of Part I of the Original 10-K Filing.

Directors

On March 26, 2013, the Company entered into separate securities purchase agreements with certain institutional investors for the purchase of shares of the Company’s common stock and Series B Preferred Stock, for aggregate gross proceeds of $45.0 million. The securities purchase agreements with Castle Creek Capital Partners IV, LP, an affiliate of Castle Creek Capital Partners (“Castle Creek”), and GCP III EVB LLC (“GCP”), an affiliate of GCP Capital Partners (“GCP Capital”), give each of Castle Creek and GCP Capital, based on their current ownership of Company securities, the right (through their respective affiliates) to maintain one representative on the Board of Directors of the Company and of EVB, our subsidiary bank. Mr. Gutin has been selected as GCP Capital’s representative to serve on the Company’s Board of Directors pursuant to the securities purchase agreement. Castle Creek has not yet selected its representative to serve on the Company’s Board of Directors.

No family relationships exist among any of the directors or between any of the directors and executive officers of the Company.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

The following biographical information discloses as of February 1, 2017 each director’s age, the year each individual was first elected to the Board of Directors, business experience in the past five years and qualifications and attributes that lead the Board to conclude that the individual should serve as a director. The Company is the holding company for EVB. Any references in this Amendment to EVB or the “Bank” are to our subsidiary bank.

Name and Age	Director of the Company Since	Qualifications and Previous Five-Years Business Experience

W. Rand Cook (63)	1997	Mr. Cook serves as Chairman of the Board of Directors, and has served as a director of the Bank and a predecessor of the Bank since 2000. Mr. Cook is a Partner in the law firm of McCaul, Martin, Evans and Cook, P.C. and is the Commissioner of Accounts for Hanover County Circuit Court. Mr. Cook holds both MBA and JD degrees, and previously maintained an active law practice that focused on corporate law and debtor and creditor rights. Mr. Cook brings experience in corporate governance, strategic planning and financial planning to the Board of Directors, and his legal background gives Mr. Cook valuable insight into various legal risks that the Company may encounter. Previously, Mr. Cook worked with the Virginia General Assembly, which gave Mr. Cook a unique perspective on state legislative and regulatory environments.

F. L. Garrett, III (76)	1997	Mr. Garrett serves as Vice Chairman of the Board of Directors and previously served as Chairman of the Board of Directors of a predecessor of the Bank. Mr. Garrett has served as a director of the Bank and a predecessor of the Bank since 1982. Mr. Garrett owns Harborside Storage, a boat storage company and is an active realtor with Long & Foster Real Estate in Essex County, Virginia and neighboring areas. As a local business owner and a successful realtor, Mr. Garrett contributes to the Board of Directors a strong sense of changing economic and market conditions in the Company’s market areas. Mr. Garrett has also developed extensive knowledge of our business during his extended service to the Company, the Bank and one of the Bank’s predecessors.

John F. Biagas (52)	2014	Mr. Biagas has been the owner, President and CEO of Bay Electric Co., Inc., an electrical and general contractor located in Newport News, Virginia since 1997, and has served as a director of the Company and the Bank since 2014. Mr. Biagas is a Master Electrician licensed in four states and the District of Columbia. Bay Electric serves a very diverse client base and specializes in general contracting as well as in design/build general and electrical construction, security/technology solutions and services, and solar photovoltaic. Under Mr. Biagas’s direction, Bay Electric has become one of the fastest growing minority-owned electrical and general construction contractors in the Mid-Atlantic region with annual revenues in excess of $70 million. Mr. Biagas provides the Board of Directors essential guidance related to his business development expertise and general business experience through owning and operating a fast-paced contracting company and working on multi-million dollar projects. Mr. Biagas was initially appointed to the Board of Directors pursuant to the reorganization agreement for the Company’s acquisition of Virginia Company Bank. Mr. Biagas brings to the Board of Directors extensive experience in identifying potential risks and rewards in real estate development and construction. Mr. Biagas also brings to the Board of Directors leadership skills and oversight experience through his service on numerous local, statewide and national boards, including the U.S. Chamber of Commerce Board of Directors, a founding and current member of the Virginia Chapter of the Young Presidents Organization and as a founding member and director of Virginia Company Bank from its inception in 2005 until its acquisition by the Company in 2014. Mr. Biagas is also the Vice Rector for the Old Dominion University Board of Visitors and serves as vice chair of the Student Advancement Committee and as a member of the Administration and Finance Committee.

William G. Cox (66)	2010	Although first elected to the Board of Directors in 2010, Mr. Cox has served as a director of the Bank and a predecessor of the Bank since 1988. Mr. Cox is a retired realtor in the Company’s market areas and is the former owner of Twin Rivers Realty in King William County, Virginia. Mr. Cox contributes to the Board of Directors an extensive knowledge of local real estate markets and strategic management experience that he developed while operating Twin Rivers Realty.

Michael E. Fiore, P.E. (72)	2010	Mr. Fiore has served as President and co-owner of Resource International, LTD, a civil engineering firm since 1979, and has served as a director of the Bank and a predecessor of the Bank since 2000. Mr. Fiore brings to the Board of Directors valuable experience managing corporate budgets, marketing plans, sales plans and personnel issues, and conducting contractual negotiations and negotiations with county and city government officials.

Boris M. Gutin (42)	2013	Mr. Gutin is a private equity investment professional and has served as a director of the Company and the Bank since 2013. Mr. Gutin currently serves as a Managing Director of GCP Capital and is a member of its Investment Committee. Mr. Gutin has been with GCP Capital and its predecessor firm, Greenhill Capital Partners, since 2003. GCP Capital is a private equity investment firm focused on financial services, energy and business services investments. Mr. Gutin has largely focused on financial and business services investments at GCP Capital, currently serves as a director of Radius Bank in Boston, Massachusetts and director of First Mariner Bank in Baltimore, Maryland, and has served as a director of several other community banks and financial services companies. Mr. Gutin earned his MBA from Harvard Business School. Mr. Gutin brings to the Board of Directors extensive investment and advisory skills which contribute valuable insight on operational and business strategies. Mr. Gutin has an in-depth knowledge of our business and industry, including an understanding of bank valuations and strategic alternatives. Mr. Gutin also brings to the Board of Directors leadership skills and oversight experience through his service on the boards of directors of other companies, including other financial institutions and community banks.

Ira C. Harris, Ph.D., CPA (56)	2004	Dr. Harris is a member of the faculty of the McIntire School of Commerce at the University of Virginia in Charlottesville, Virginia. Dr. Harris holds a Ph.D. in strategic management and is a certified public accountant. For seven years, Dr. Harris worked as a CPA for a large public accounting firm, and has owned and operated Store-Tel Storage in Tappahannock, Virginia since 2003. Dr. Harris’ accounting experience and extensive strategic management knowledge bring a valuable business perspective to the Board of Directors’ deliberations and decision making processes.

Eric A. Johnson (62)	2010	Mr. Johnson has served as a real estate broker with Mason Realty in Middlesex, Virginia since 1976 and as a director of the Bank and a predecessor of the Bank since 1988. In addition, Mr. Johnson previously owned Urbanna Market and Urbanna Builders Supply, both of which generated multi-million dollar annual sales. Mr. Johnson brings experience in local real estate markets to the Board of Directors, as well as entrepreneurial spirit, business judgment and knowledge of local business markets that he has developed through his business ventures.

W. Leslie Kilduff, Jr. (66)	2010	Mr. Kilduff serves as a Principal in the law firm of W. Leslie Kilduff, Jr., PLC and has served as a director of the Bank and a predecessor of the Bank since 2004. Mr. Kilduff has developed experience in the areas of residential and commercial real estate, finance, contract negotiations, and business and liability issues, as well as legal risks facing the Company, which contributes valuable perspectives to Board deliberations.

Joe A. Shearin (60)	2003	Mr. Shearin has served as President and Chief Executive Officer of the Company since 2002. Mr. Shearin has 38 years of bank management experience including commercial, retail, marketing, sales, strategic planning, credit administration, risk management and asset/liability management. Mr. Shearin also has experience managing troubled banks that have focused significant efforts on regulatory compliance initiatives. Mr. Shearin’s significant management experience and expertise in regulatory compliance matters is invaluable to the Board of Directors and provides key insights into business strategies and operational decisions considered by the Board of Directors.

Leslie E. Taylor, CPA (68)	2000	Mr. Taylor is owner and President of Leslie E. Taylor, CPA PC, focusing on personal and small business relationships. Mr. Taylor has also served as a director of the Bank and a predecessor of the Bank since 1989. Mr. Taylor brings to the Board of Directors experience in auditing, reviewing and analyzing financial statements and a clear understanding of the critical importance of maintaining effective internal controls. Through his accounting practice Mr. Taylor remains current on local economic and business trends and conditions. Mr. Taylor also makes significant contributions to the Company’s corporate governance as the Chairman of the Audit and Risk Oversight Committee and as that committee’s financial expert.

Jay T. Thompson, III (60)	2000	Mr. Thompson owns Mechanicsville Drug in Hanover, Virginia and is a licensed pharmacist. In addition, Mr. Thompson owns and manages a variety of residential and commercial real estate properties in the Company’s market area, and has previously served as Chairman of the Board of Directors of a predecessor of the Bank. Mr. Thompson has served as a director of the Bank and a predecessor of the Bank since 2000. By managing his business and real estate interests, Mr. Thompson has developed financial and business acumen and experience with local business markets that he contributes to Board deliberations. Mr. Thompson has also completed bank educations programs on the Bank Secrecy Act and anti-money laundering compliance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section l6(a) of the Exchange Act, requires directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16 forms they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no other reports were required, the Company believes that its officers and directors complied with all such filing requirements under Section 16(a) during 2016, with the following exceptions: Mr. Shearin reported four transactions late on a Form 4 and Mr. Thompson reported nine transactions late on a Form 4.

CORPORATE GOVERNANCE

Audit and Risk Oversight Committee

The Audit and Risk Oversight Committee acts for the Board to appoint an independent registered public accounting firm, review and monitor the internal auditors, to approve the scope of the independent and internal auditors’ audits, to review the reports of examination by both independent and internal auditors and regulatory agencies, and to issue periodic reports to the Board of Directors. The Audit and Risk Oversight Committee consists, and during 2016 consisted, entirely of directors who meet the independence and eligibility requirements of the NASDAQ Stock Market (“NASDAQ”) and the SEC. The Audit and Risk Oversight Committee is composed of Leslie E. Taylor, CPA (Chairman), W. Rand Cook, William G. Cox and Ira C. Harris, Ph.D., CPA. The same individuals served on the Audit and Risk Oversight Committee during 2016, with the exception that Mr. Gutin, who also met the independence and eligibility requirements of NASDAQ and the SEC, also served on the Audit and Risk Oversight Committee until May 2016. The Board of Directors has determined that Audit and Risk Oversight Committee Chairman Leslie E. Taylor, CPA fulfills the applicable standard as an independent audit committee financial expert. The Audit and Risk Oversight Committee operates under a Charter adopted by the Board of Directors that is available on the Company’s web page at www.evb.org under “Investor Relations—Governance Documents.” The Committee Charter is available to any shareholder upon request to the Corporate Secretary at Eastern Virginia Bankshares, Inc. at 10900 Nuckols Road, Suite 325, Glen Allen, Virginia 23060. The Audit and Risk Oversight Committee meets at least quarterly and met seven times during 2016.

Our Board of Directors is charged with providing oversight of our risk management processes. The Audit and Risk Oversight Committee is primarily responsible for overseeing our risk management function on behalf of the Board. In carrying out its responsibilities, the Audit and Risk Oversight Committee works closely with our Chief Risk Officer and other members of our enterprise risk management team. In addition to risk reporting to the Audit and Risk Oversight Committee, there is a Board Enterprise Risk Management Committee which meets approximately quarterly with the Chief Risk Officer and other members of management to discuss, evaluate and review a comprehensive report on enterprise risk management, including management’s assessment of risk exposures (including risks related to liquidity, operations, regulatory compliance and asset quality, among others), and the processes in place to monitor and control such risk exposures. At least annually, the Chief Risk Officer makes a presentation on enterprise risk management to the full Board.

In addition to the Audit and Risk Oversight Committee and the Board Enterprise Risk Management Committee, the other committees of the Board consider the risks within their areas of responsibility. For example, the Compensation Committee considers the risks that may be implicated by our compensation programs and meets with the Chief Risk Officer at least annually to discuss, evaluate and review an assessment of those risks. Similarly, the Bank’s Loan Committee evaluates credit risk and credit policy.

Code of Ethics

The Board of Directors has approved a Code of Ethics for all directors, officers and staff of the Company and its subsidiaries. The Code of Ethics is designed to promote honest and ethical conduct, proper disclosure of financial information in the Company’s periodic reports, and compliance with applicable laws, rules, and regulations by the Company’s senior officers who have financial responsibilities. The Code of Ethics is available on the Company’s web page at www.evb.org under “Investor Relations — Governance Documents.”

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Below is a discussion of the philosophy, the strategy and the major details of our approach to compensating executive management. This approach has been developed under the direction and oversight of the Compensation Committee, with assistance from an independent compensation consultant and with input from management.

Our executive management is expected to design and execute our business plan that emphasizes prudent risk and asset quality management to lead to superior returns for our shareholders. Following this discussion, you will find tables containing detailed information concerning compensation earned or paid for 2016 and prior years to our “named executive officers,” who are the following:

•	Joe A. Shearin – President and Chief Executive Officer of the Company and the Bank.
•	J. Adam Sothen – Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank.
•	Mark C. Hanna – Executive Vice President and Regional Executive of the Bank.
•	Douglas R. Taylor – Executive Vice President and Chief Risk Officer of the Bank.
•	James S. Thomas – Executive Vice President and Chief Credit Officer of the Bank.

The Company had three other executive officers, Bruce T. Brockwell, Executive Vice President and Chief Banking Officer of the Bank, Dianna B. Emery, Executive Vice President and Chief Operations Officer of the Bank and Ann-Cabell Williams, Executive Vice President and Chief Channel Distribution Officer of the Bank, during 2016. The discussion below is intended to help you understand the information provided in tables that follow and provide context for our overall executive compensation program.

Objective

The primary objective of our executive compensation program, as stated by our Executive Compensation Philosophy and Strategy, as reviewed, revised and restated in 2014, is to assure that we have competent and motivated executive management to lead the Company. To accomplish this objective, we must provide competitive levels of compensation to attract, retain and reward outstanding executives. The banking industry is very competitive, and excellent leadership is vital to design and execute our business plan. To that end, we believe that:

•	Our executive management should have compensation opportunities at levels that are competitive with peer institutions.
•	Total compensation should include “at risk” components that are linked to annual results, as well as to longer term performance.
•	Stock-based compensation, principally in the form of long-term incentives, should form a key component of total compensation as a means of aligning the interests of key executives with those of our shareholders.

Discussion of Our Approach

Our general approach is to provide executive compensation consistent with promoting shareholder value, with an emphasis on prudent risk and asset quality management. To this end, the Compensation Committee designs compensation plans and incentives to link the financial interests of the Company’s executive officers to the interests of shareholders, to support the Company’s long-term goals, to tie compensation to the Company’s performance and to attract, retain and motivate talented leadership. The Committee has retained CT Executive Benefits Group (“CTEBG”), formerly an affiliate of the Titan Group, LLC (“Titan”), as an independent compensation consultant, to assist it in developing and administering its executive compensation program. CTEBG also provides consulting services to the Bank related to the Bank’s bank-owned life insurance policies, for which the Bank typically pays less than $6,000 annually. The Compensation Committee has assessed the independence of CTEBG under applicable SEC and NASDAQ rules and concluded that the advice it receives from CTEBG is objective and not influenced by other relationships that could be viewed as conflicts of interest.

The Compensation Committee operates under a Charter which was updated and adopted in 2014 by the Boards of Directors of the Company and the Bank, which outlines the Committee’s duties and authority, and is guided by an Executive Compensation Philosophy and Strategy statement which provides an overall blueprint for developing and administering executive compensation programs. In addition, beginning in 2009 and continuing until October 21, 2013, as a result of the Company’s participation in the United States Department of the Treasury’s Capital Purchase Program, commonly known as “TARP,” the Committee and the Company had to comply with legal and contractual terms affecting the executive compensation process (the “TARP Regulations”). The TARP Regulations generally ceased to apply following the termination of the Company’s participation in TARP in October 2013, except that compensation paid during the TARP period to certain executives and highly compensated employees remains subject to a “clawback” or repayment requirement in certain circumstances and the Company must continue to apply the TARP $500,000 federal income tax deduction limitation to compensation attributable to services provided by certain executives during the TARP period until all such compensation has been completely paid out to the executive.

Consideration of Shareholder Advisory Vote on Executive Compensation

When reviewing executive compensation policies and setting compensation, the Compensation Committee pays close attention to advisory votes by shareholders to approve the compensation of our named executive officers. At last year’s annual meeting, approximately 91% of shares voted were cast in favor of our approach to executive compensation. The Compensation Committee acknowledges the broad support of our shareholders and continues to apply the principles described above and below in pursuit of a pay-for-performance culture.

At the Company’s 2014 Annual Meeting of Shareholders, approximately 95% of shares voted were cast in favor of a frequency of “every one year” for conducting an advisory vote on our executive compensation. The Company, therefore, has decided to include an advisory vote on executive compensation every year. The Company does not anticipate holding any future advisory votes to approve the Company’s executive compensation due to the pending merger with Southern National Bancorp of Virginia, Inc., pursuant to which, if consummated, Southern National Bancorp of Virginia, Inc. will be the surviving entity (the “Pending Merger”). However, if the Company does hold another annual meeting, it would anticipate holding an advisory vote on executive compensation at such annual meeting.

Principles that Guide Executive Compensation

We rely upon the following principles in structuring compensation arrangements for our executive officers:

1.	Benchmarking - Our stated goal is to provide base salaries, long-term and short-term incentive compensation and benefits for our executives that are competitive with those offered by comparable Virginia banking institutions. In order to analyze competitiveness in the marketplace, we relied in 2016 upon an analysis of peer institutions, similar in asset size and corporate structure, prepared by CTEBG. During 2017 we plan to rely upon a similar analysis of peer institutions prepared by CTEBG when analyzing competitiveness of our executive compensation in the marketplace. The members of this peer group for 2016 were:

American National Bankshares Inc.

C & F Financial Corporation

Community Bankers Trust Corporation

Middleburg Financial Corporation

Monarch Financial Holdings, Inc.

National Bankshares, Inc.

Old Point Financial Corporation

Southern National Bancorp of Virginia, Inc.

WashingtonFirst Bankshares, Inc.

Hampton Roads Bankshares, Inc.

Xenith Bankshares, Inc.

For 2017, Monarch Financial Holdings, Inc., Middleburg Financial Corporation and Hampton Roads Bankshares, Inc. have been removed from the peer group due to mergers, and Access National Corporation has been added because it has a similar size and business model to the Company.

For our executive management, we believe that total compensation should be near the 50th percentile of our peer group.

2.	Allocation of Elements of Compensation - We believe that the weighting of elements of total compensation (specifically salary, annual bonus and long-term incentives) should vary within the management group as appropriate to reflect the role of each senior manager and his or her ability to influence the Company’s performance (see matrix in Annual Bonus discussion below). Over time, we expect to shift the weighting of total compensation more toward variable compensation (annual bonus and long-term incentives).

3.	Pay for Performance - To promote shareholder value, we are continuing to focus on performance-based incentives. We administer our long-term incentive program for our executive management consistent with this principle.

Elements of Compensation

The Company uses the following elements of compensation and benefits to recruit, retain and reward its key executives:

1.	Salary - A competitive salary for key executives is essential. Furthermore, flexibility to adapt to the particular skills of an individual or the specific needs of the Company is required. In February or March, Mr. Shearin presents to the Compensation Committee salary adjustment recommendations (consisting of merit adjustments and market adjustments, as applicable) for the year for executive management, other than himself, based on performance of the Company and of the specific individuals during the prior year. The Committee reviews the recommendations, makes any further adjustments and approves the changes. Mr. Shearin’s salary is reviewed by the Compensation Committee, and is approved by the Board of Directors in executive session. The employment agreements between the Company and certain members of executive management are discussed later in this section. Salary levels are typically determined by comparison to peer group salaries for comparable executive positions and based on an evaluation of the executive’s performance during the prior year. Company performance compared to the peer group and the factors discussed in the matrix under Annual Bonus below are also considered in Mr. Shearin’s recommendations to adjust salaries and the Compensation Committee’s decisions.

As a result of improving financial performance and to recognize the contributions of executive management for this improvement, the Committee accepted Mr. Shearin’s recommendation for a 2% merit increase and various market adjustments for salaries of executive management (other than himself) in 2016. The Committee also recommended and the Board of Directors in executive session approved a 5% combined market and merit increase to Mr. Shearin’s salary for 2016. These base salary increases became effective March 1, 2016.

2.	Annual Bonus - We offer key executives an opportunity to participate in our Annual Bonus Plan for Key Executives (the “Annual Bonus Plan”). The Annual Bonus Plan provides our executive officers an opportunity to earn an annual cash bonus of up to 25% (or 35% in the case of Mr. Shearin) of the officer’s salary. The Annual Bonus Plan targets specific financial and non-financial objectives that directly contribute to the overall success of the Company, and is designed to motivate key executives to achieve, and then reward them for achieving, those objectives.

At the beginning of the year, the target amount of bonus for each executive officer under the Annual Bonus Plan is set by the Committee for the CEO, and recommended by the CEO and approved by the Committee for other members of executive management. Also at the beginning of the year, the performance metrics and the weighting for each such metric is set by the Committee for the CEO, and recommended by the CEO and approved by the Committee for other members of executive management. As approved by the Committee for 2016, the Annual Bonus Plan incorporates the following performance metrics and establishes performance objectives for these metrics: risk management, financial reporting, budget compliance, asset quality, asset growth, net income growth and critical factors. The weighting of the performance metrics, as approved by the Committee, varies among members of executive management.

After each completed year, performance against the Annual Bonus Plan’s performance metrics and objectives is evaluated by the Committee for the CEO’s performance, and by the CEO for performance of all other participants. The CEO proposes bonus payments under the Annual Bonus Plan for all participants other than himself, and the Committee reviews the performance of each participant and determines and approves all bonus payments under the Annual Bonus Plan. Although the calculation of a bonus is based on analysis of performance against the specific goals under the Annual Bonus Plan, the Committee retains ultimate discretion to pay higher or lower bonuses than what would be earned based on performance with regard to the performance objectives, or to pay no bonuses to participants for a particular performance year.

As described below under the heading “Employment Agreements,” in connection with his hiring, Mr. Hanna received a cash retention bonus of $150,000, payable in three annual installments of $50,000 on each of November 15, 2015, 2016, and 2017, provided that Mr. Hanna remains an employee of the Company on the applicable payment date for each installment.  Mr. Hanna is not eligible to participate in the Annual Bonus Plan until after the final installment of the cash retention bonus has been paid.

The table below presents the target bonus amount for each named executive officer other than Mr. Hanna under the Annual Bonus Plan as approved by the Committee for 2016.

Target Bonus, as a % of Base Salary*
Joe A. Shearin	35
J. Adam Sothen	15
Douglas R. Taylor	15
James S. Thomas	15

*Base salary as of March 1, 2016 is used to calculate the named executive officer’s target bonus amount.

The table below presents the performance metrics for each named executive officer that were approved by the Committee for 2016. Under the Annual Bonus Plan, an executive’s performance may result in partial credit for a particular performance metric if a target performance objective is not met, or may result in more than 100% credit for a particular performance metric in the case of superior performance that exceeds the relevant target performance objective (subject to the Annual Bonus Plan’s maximum cap on bonus amounts to any participant of 25% (or, 35% in the case of Mr. Shearin) of the participant’s salary).

	Percent Weighting by Position
Metric	CEO	CFO	CRO	CCO
Risk management	15	15	25	15
Financial reporting	5	20	-	-
Budget compliance	15	10	15	10
Asset quality	20	10	15	25
Asset growth	15	10	10	15
Net income growth	15	15	15	15
Critical factors	15	20	20	20
	100	100	100	100

Target performance objectives for 2016 for each of the performance metrics listed above were:

❑	Risk management - Adherence to regulatory and audit requirements with unqualified opinion from registered public accounting firm and satisfactory rating from regulatory authorities. A satisfactory rating from regulatory authorities was met in 2016. An unqualified opinion from our registered public accounting firm was met in 2016.
❑	Financial reporting - Timely and accurate reporting to the SEC and the Board of Governors of the Federal Reserve System without adverse comment, and to the Company’s Board of Directors and its committees. This performance target was met in 2016.
❑	Budget compliance - Compliance with division and department-specific budgets. This performance target was not met in 2016 for any of the Annual Bonus Plan’s participants.
❑	Asset quality - Maintain asset quality above the average of named peer group and receive a satisfactory review on the credit quality of the loan portfolio by an independent third party. These performance targets were met in 2016.
❑	Asset growth – Achieve average assets of $1.267 billion. In 2016, our actual average assets were $1.303 billion. This performance target was met in 2016.
❑	Net income growth – Achieve net income of $9.5 million. This performance target was not met in 2016. In 2016, our net income was $7.8 million.
❑	Critical factors are at the individual level and in many cases include confidential information. All individual critical factors were achieved.

After reviewing 2016 performance against the performance objectives and analyzing achievement levels for the relevant performance metrics, including considering Mr. Shearin’s recommendations for the other participants in the Annual Bonus Plan, the Compensation Committee awarded bonuses to our named executive officers that approached each such executive’s target or maximum bonus opportunity for 2016. Additionally, Mr. Shearin received an extraordinary achievement bonus of $53 thousand related to his involvement in facilitating the Pending Merger. For more information on amounts paid for 2016 performance pursuant to the Annual Bonus Plan and Mr. Shearin’s additional bonus, see the Summary Compensation Table below.

The bonuses are subject to clawback by the Company, in accordance with any Company clawback policy that may be adopted from time to time or any applicable law.

3.	Long-Term Incentives - In 2003, our shareholders approved an amendment to the 2000 Stock Incentive Plan, resulting in the 2003 Stock Incentive Plan (the “2003 Plan”), which authorized the granting of up to 400,000 shares of Company common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock and phantom stock. Under the terms of the 2003 Plan document, after April 17, 2013 no more awards may be granted under the 2003 Plan. Any awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remained outstanding and will vest, etc. in accordance with their regular terms.

In 2007, our shareholders approved the Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (the “2007 Equity Compensation Plan”) which authorized the granting of up to 400,000 shares of Company common stock pursuant to grants of stock options, stock appreciation rights, common stock, restricted stock, performance shares, incentive awards and stock units.

In 2016, our shareholders approved the Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (the “2016 Equity Compensation Plan”) which authorizes the granting of up to 500,000 shares of the Company’s common stock pursuant to grants of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards. No additional awards may be granted under the 2007 Equity Compensation Plan, but our named executive officers are eligible to receive awards under the 2016 Equity Compensation Plan going forward.

For 2016, the Committee awarded restricted stock grants that are 50% based on time vesting and 50% based on performance vesting, in each case subject to earlier forfeiture or accelerated vesting under circumstances described in the award agreement. The Committee awarded Mr. Shearin a grant of 30,000 shares of restricted stock and grants of 5,000 shares of restricted stock as recommended by Mr. Shearin for each member of the executive management team in accordance with the terms described below.

1.	Time Vested—One half of shares granted will vest as follows:

a.	March 31, 2017	20%
b.	March 31, 2018	20%
c.	March 31, 2019	20%
d.	March 31, 2020	20%
e.	March 31, 2021	20%

2.	Performance Vested—One half of shares granted will vest March 31, 2019 if, and only if, for calendar year 2018 either Earnings Per Share or Return on Assets of the Company equals or exceeds the 60th percentile of the peer group discussed above under “Benchmarking.” One quarter of the shares granted will vest if for calendar year 2018 the Company’s ranking for Earnings Per Share or Return on Assets, whichever is higher, is less than the 60th percentile of the peer group but equals or exceeds the 50th percentile, as shown in the following table:

Higher of EPS or ROA Ranking	Vesting Percentage of the Performance Vested Shares

60th percentile and above	100%
50th percentile up to but excluding 60th percentile	50%
below 50th percentile	0%

The Committee will determine the extent to which the performance for calendar year 2018 is achieved. If any financial institution included in the peer group is acquired or otherwise changes its structure or business prior to December 31, 2018 such that it is no longer reasonably comparable to the Company (as determined by the Committee), the Committee may eliminate such financial institution from the peer group in determining performance. In the case of any such elimination, the Committee may, but is not required to, replace the eliminated financial institution with another financial institution which it considers reasonably comparable to the Company.

As noted below, with respect to the performance-based portion of the restricted shares granted in 2014, in light of the Pending Merger and the difficulty of comparison to the peer group as a result of recent merger activity within the peer group, in March 2017, the Compensation Committee converted these shares into time-based restricted stock that will vest upon consummation of the Pending Merger.

As noted below, in connection with his hiring, Mr. Hanna received a restricted stock award of 3,242 shares of restricted stock under the 2007 Equity Compensation Plan on November 20, 2014, which vested 50% on November 15, 2015, and 50% on November 15, 2016.

Subject to accelerated vesting under circumstances described in each award agreement, the shares subject to grants will be forfeited, to the extent not yet vested, if the executive’s employment terminates prior to a vesting date. If consummated, the Pending Merger will constitute a change of control under all outstanding equity awards, resulting in accelerated vesting of all then outstanding equity awards in accordance with their terms.

For awards granted to the Company’s named executive officers in 2012 and 2013, accelerated vesting will occur in the event of an executive’s retirement at or after age 65 with the consent of the Board of Directors (or its delegee) when “cause” for termination is not present or in the event of a “change of control” provided the executive has remained employed through the date of the change of control.

For awards granted to the Company’s named executive officers in 2014, 2015 and 2016, accelerated vesting will occur in the event of an executive’s retirement at or after age 65 with the consent of the Board of Directors (or its delegee) when “cause” for termination is not present, in the event of a “change of control” provided the executive has remained employed through the date of the change of control, or in the event of termination of employment due to the executive’s death or “disability.” The precise definitions of the terms “cause”, “change of control” and “disability” are set forth in each respective award agreement. For the Company’s named executive officers who have employment agreements, the term “cause” as used in an award agreement has the meaning set forth in the executive’s employment agreement. For the Company’s named executive officers who do not have employment agreements, the term “cause” as used in an award agreement would generally include the executive’s personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or a final cease-and-desist order, conviction of a felony or of a misdemeanor involving moral turpitude or misappropriation of the Company’s assets (determined on a reasonable basis) or those of its subsidiaries or other affiliates.

For all outstanding restricted stock awards to the Company’s named executive officers, a change of control would generally occur if certain individuals, entities or groups gain control of 50% or more of the Company’s outstanding voting securities, or if the composition of the Company’s Board of Directors changes during any period of two consecutive years such that the individuals constituting a majority of the Board of Directors at the beginning of the period no longer constitute the majority of the Board of Directors at the end of the period, unless each new director was approved by at least two-thirds of the incumbent directors.

For the Company’s named executive officers who have employment agreements, the term “disability” as used in an award agreement has the meaning set forth in the executive’s employment agreement. For the Company’s named executive officers who do not have employment agreements, the term “disability” as used in an award agreement has the meaning set forth for purposes of Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), which generally includes a serious medical condition that prevents an individual from engaging in any substantial gainful activity.

The 2014, 2015 and 2016 restricted stock grants are subject to clawback by the Company, in accordance with any Company clawback policy that may be adopted from time to time or any applicable law.

Stock Ownership and Retention Policy. The Committee has approved and adopted a Stock Ownership and Retention Policy under which senior executives of the Company (Executive Vice Presidents or higher) are expected to hold shares of Company stock at least equal in value to their base salaries from time to time. The purpose of the Policy is to assure that senior executives are “invested” in the Company and that their financial interests align with those of non-employee shareholders. Generally, stock purchased in the open market or held in a brokerage account, shares held in trust for or owned by an executive, his or her spouse or dependent children, shares resulting from the exercise of options and vested, as well as unvested, shares that were awarded under a time-vesting schedule will count as being held under the Policy. Unexercised stock options and grants of performance-based shares that have not vested will not count as being held.

The Policy does not establish a time period for attaining these guidelines but does require that until the designated ownership level is met, all net shares resulting from the exercise of options, restricted or performance stock or other equity grants received from the Company shall be retained by the covered executive.

4.	Employment Agreements - Assuring the continued service of key executives is essential to the successful future of the organization. Employment agreements, which help retain key executives during a possible change of control situation, assist the Company by providing security to key executives.

The Company has entered into an employment agreement with each of Joe A. Shearin, James S. Thomas and Mark C. Hanna. The Company has no other employment agreements with its named executive officers.

Employment Agreement with Mr. Shearin. The Company and Mr. Shearin are parties to an amended and restated employment agreement effective January 1, 2008, which was further amended on March 19, 2015. Mr. Shearin’s employment agreement provides for him to serve as our President and Chief Executive Officer and provides for a base salary, which may be increased by the Board of Directors in its discretion, and such other bonuses as are approved by the Board of Directors in its discretion. Mr. Shearin’s employment agreement provides for a rolling three-year term, unless either party provides written notice that the employment term should not be renewed and extended.

Under his employment agreement, Mr. Shearin’s employment may be terminated by the Company with or without cause. If Mr. Shearin resigns for “good reason” or his employment is terminated without “cause”, as those terms are defined in his employment agreement, however, he is entitled to receive a monthly payment equal to one-twelfth his rate of annual base salary in effect immediately preceding such termination for 36 months, to receive out-placement services for up to two years, including job search services, paid for by the Company up to a total of $10,000, and to receive continuing health insurance benefits for himself and his dependents for 36 months following termination, with such premiums paid by the Company (the “health insurance continuation benefit”).

If Mr. Shearin resigns for good reason or his employment is terminated without cause within one year after a “change of control” (as defined in the employment agreement), he will also be entitled to a lump sum severance payment approximately equal to the excess, if any, of 299% of his annualized cash compensation for a period that precedes the change of control as determined under the Code, over the total amount of his termination compensation described above. Under Mr. Shearin’s employment agreement, the Company can terminate the agreement unilaterally in connection with a change of control and pay out the value of all benefits under the employment agreement in a lump sum, as allowed by Section 409A of the Code.

If Mr. Shearin’s employment terminates due to his death, the Company will pay to his estate the compensation, including salary and any accrued bonus, that otherwise would have been payable to Mr. Shearin through the end of the month in which his death occurs. If Mr. Shearin’s employment is terminated due to “disability” (as defined in the employment agreement) or for cause, he is not entitled to receive compensation or other benefits under his employment agreement.

Mr. Shearin’s employment agreement also contains a confidentiality provision without a time limit and a covenant not to compete that is in effect during his employment and for twelve months after the termination of his employment, provided that the covenant not to compete ceases to apply in the event of a change of control. If Mr. Shearin breaches the confidentiality provision or the covenant not to compete, or engages in a competitive business at any time while he is receiving the salary continuation benefit, he will have no right to further post-termination payments or benefits provided by his employment agreement.

Employment Agreement with Mr. Thomas. The Company and Mr. Thomas are parties to an amended and restated employment agreement effective January 1, 2008. Mr. Thomas’ employment agreement provides for him to serve as an executive officer and provides for a base salary, which may be increased by the Board of Directors in its discretion, and such other bonuses as are approved by the Board of Directors in its discretion. Mr. Thomas’ employment agreement provides for a one-year term, with an automatic one-year extension each December 31, unless either party provides prior written notice that the employment term should not be renewed and extended.

Under his employment agreement, Mr. Thomas’ employment may be terminated by the Company with or without cause. If Mr. Thomas resigns for “good reason” or his employment is terminated without “cause”, as those terms are defined in his employment agreement, however, he is entitled to receive termination compensation equal to one-twelfth of his annual base salary then in effect in each month for the remainder of the term of his employment agreement.

If Mr. Thomas resigns for good reason or his employment is terminated without cause within one year after a “change of control” (as defined in the employment agreement), he will also be entitled to a lump sum severance payment approximately equal to the excess, if any, of 299% of his annualized cash compensation for a period that precedes the change of control as determined under the Code, over the total amount of his termination compensation described above.

If Mr. Thomas’ employment terminates due to his death, the Company will pay to his estate the compensation, including salary and any accrued bonus, that otherwise would have been payable to Mr. Thomas through the end of the month in which his death occurs. If Mr. Thomas’ employment is terminated due to “disability” (as defined in the employment agreement) or for cause, he is not entitled to receive compensation or other benefits under his employment agreement.

Mr. Thomas’ employment agreement also contains a confidentiality provision without a time limit and a covenant not to compete that is in effect during his employment and for twelve months after the termination of his employment, provided that the covenant not to compete ceases to apply in the event of a change of control. If Mr. Thomas breaches the confidentiality provision or the covenant not to compete, or engages in a competitive business at any time while he is receiving the termination compensation, he will have no right to further post-termination payments provided by his employment agreement.

Employment Agreement with Mr. Hanna. The Company and Mr. Hanna are parties to an employment agreement effective November 20, 2014. Mr. Hanna’s employment agreement provides for him to serve as our Executive Vice President and Regional Executive and provides for a base salary, which may be increased by the Board of Directors in its discretion. The initial term of Mr. Hanna’s employment agreement ended December 31, 2016, with an automatic one-year extension each December 31 beginning December 31, 2016, unless either party provides written notice at least 30 days prior to the end of the term that the employment term should not be renewed and extended.

As provided in Mr. Hanna’s employment agreement, the Company amended its supplemental retirement plan, effective November 20, 2014, to include Mr. Hanna as a participant on the terms described in Mr. Hanna’s employment agreement. The supplemental retirement plan and the benefits thereunder are described further below under the heading “Supplemental Retirement Benefit.”

Mr. Hanna’s employment agreement provides for an equity award bonus and a cash retention bonus. As provided in Mr. Hanna’s employment agreement, the Company granted to Mr. Hanna a restricted stock award in the amount of 3,242 shares of restricted stock under the 2007 Equity Compensation Plan on November 20, 2014. Of the 3,242 shares granted, 50% vested on November 15, 2015, and the remaining 50% vested on November 15, 2016. Mr. Hanna is also entitled to a cash retention bonus equal to $150,000, payable in three equal annual installments of $50,000 on each of November 15, 2015, 2016 and 2017, provided that Mr. Hanna remains an employee of the Company on the applicable payment date for each installment. The first two installments of the retention bonus were paid to Mr. Hanna on November 15, 2015 and November 15, 2016, with the third installment due November 15, 2017. Mr. Hanna is entitled to such other bonuses as are approved by the Board of Directors in its discretion.

Mr. Hanna’s employment agreement also provides that the Company will reimburse him for annual membership dues at a golf and country club.

Under his employment agreement, Mr. Hanna’s employment may be terminated by the Company with or without cause. If Mr. Hanna resigns for “good reason” or his employment is terminated without “cause”, as those terms are defined in his employment agreement, however, he is entitled to receive termination compensation equal to one-twelfth of his annual base salary then in effect in each month for the remainder of the term of his employment agreement. The calculation of Mr. Hanna’s termination compensation may also include bonus amounts, if any, only if the Company includes such bonus amounts for other members of executive management at the time of termination.

If Mr. Hanna resigns for good reason or his employment is terminated without cause within one year after a “change of control” (as defined in the employment agreement), instead of the termination compensation described above, he will be entitled to a lump sum severance payment equal to two times the total of his annual base salary and most recent annual bonus, if any, on the date of termination, or, if higher, on the date immediately prior to the change of control, provided, however, that the calculation of Mr. Hanna’s severance payment will include bonus amounts, if any, only if the Company includes such bonus amounts for other members of executive management at the time of a change of control.

If Mr. Hanna’s employment terminates due to his death, the Company will pay to his estate the compensation, including salary and any accrued bonus, that otherwise would have been payable to Mr. Hanna through the end of the month in which his death occurs. If Mr. Hanna’s employment is terminated due to “disability” (as defined in the employment agreement) or for cause, he is not entitled to receive compensation or other benefits under his employment agreement.

Mr. Hanna’s employment agreement also contains a confidentiality provision that is in effect for five years after termination ceases, or for such longer period, if any, as the information is entitled to protection as a trade secret, and a covenant not to compete that is in effect during his employment and for twelve months after the termination of his employment, provided that the covenant not to compete ceases to apply in the event of a change of control. If Mr. Hanna breaches the confidentiality provision or the covenant not to compete, or engages in a competitive business at any time while he is receiving the termination compensation, he will have no right to further post-termination payments provided by his employment agreement.

The employment agreement for each executive provides that, in all circumstances, any amounts paid by the Company pursuant to the employment agreement will be limited to one dollar less than the maximum amount deductible under Section 280G of the Code.  Please see additional information set forth below under the heading “Potential Payments Upon Termination or Change of Control.”

The precise definitions of the terms “good reason”, “cause”, “change of control” and “disability” are set forth in the employment agreement for each executive.

An executive will generally have good reason to terminate his employment under his employment agreement if the Company (or any successor) negatively changes certain important aspects of the executive’s employment without his consent, including his authority, responsibility or salary, moves the executive’s principal office outside certain geographical areas, or fails to comply with any material term of the employment agreement. Mr. Shearin would also have good reason to terminate his employment if the Company removes him from or fails to re-elect him to the position of President and Chief Executive Officer of the Company, reduces his fringe benefits, or fails to require any successor to the Company to expressly assume and agree to perform the obligations under Mr. Shearin’s employment agreement.

Termination for cause under each employment agreement would generally include the executive’s personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or a final cease-and-desist order, conviction of a felony or of a misdemeanor involving moral turpitude, misappropriation of the Company’s assets (determined on a reasonable basis) or those of its subsidiaries or other affiliates, or material breach by the executive of any other provision of the employment agreement.

A change of control under each employment agreement would generally occur if certain individuals, entities or groups gain control of 50% or more of the Company’s outstanding voting securities, except as a result of certain transactions initiated by the Company or approved by the Company’s Board of Directors, or if the composition of the Company’s Board of Directors changes as a result of certain transactions or business combinations such that the individuals constituting a majority of the Board of Directors before the transaction or business combination no longer constitute the majority of the Board of Directors of the Company or its successor within a certain period after the transaction or business combination.

Under each employment agreement, an executive would be determined to be disabled if the condition satisfies the definition of disability in the disability insurance policy maintained by the Company for the executive’s benefit or if a physician determines that the condition constitutes a total and permanent disability, whichever is more favorable to the executive. The Company may terminate the executive’s employment 90 days after giving notice to the executive that the Company has determined the executive is disabled for purposes of the employment agreement and intends to terminate his employment for reason of disability, unless the executive returns to the full-time performance of his essential job functions within the 90-day period.

Pending Merger. In connection with the Pending Merger, Southern National Bancorp, Inc. is expected to enter into new employment agreements with Messrs. Shearin and Sothen, to be effective upon completion of the merger, and is expected to assume the existing employment agreements for Messrs. Hanna and Thomas.

5.	Perquisites – The Company provides its named executive officers with limited perquisites in the scope of their employment. We provide personal commuting use of a company car to the CEO. We reimburse the CEO for certain annual physical examination and related medical expenses. Additionally, the Company reimburses certain business travel expenses of the CEO’s spouse in accordance with the Company’s Expense Policy. We reimburse country club and golf membership fees for Messrs. Shearin, Hanna and Thomas. In addition, we provide a monthly housing allowance for Mr. Shearin and Mr. Sothen. Otherwise, we provide no other perquisites to our named executive officers that are not generally available to all employees on a nondiscriminatory basis, except with very limited and immaterial exceptions. Except for Mr. Shearin, the perquisites provided to our named executive officers are less than $10,000 in the aggregate for each named executive officer on an annual basis.

6.	Supplemental Retirement Benefit - We believe that maintaining a supplemental retirement plan plays an important role in providing “pension equity” and in retaining key executives. We intend for employees generally, including key executives, to receive a combined retirement benefit from Social Security, qualified retirement plans of the Company and, if necessary, supplemental nonqualified arrangements approximating 70% of their pre-retirement income. For that reason, effective January 1, 2008, we adopted a supplemental executive retirement plan. Mr. Shearin began participating in the plan at its adoption, as his retirement benefit from other sources is projected to fall short of the replacement target. For Mr. Shearin, the plan provides for an annual benefit at age 67 of $155,000. Full vesting occurs only at age 67, with graduated vesting of between 5-9.25% for each year of service after age 52. Benefits are payable monthly for 15 years. There is no pre-retirement death benefit, but a beneficiary can be named to receive the remaining payments for the 15-year period after benefits have commenced.

We amended the supplemental retirement plan in 2014 to include Mr. Hanna, who was a participant in a similar plan sponsored by Virginia Company Bank before we acquired that bank in 2014. For Mr. Hanna, the plan provides for a benefit of $3,333 per month for 200 months beginning on the first day of the month following a termination of employment at or after age 65. Full vesting occurs only at age 65, with graduated vesting of approximately 5% for each year of service after age 46. If Mr. Hanna terminates employment at or after age 62 but before age 65, he will receive the vested percentage of his normal retirement benefit paid in equal monthly installments for 200 months beginning on the first day of the month following his termination of employment. If Mr. Hanna terminates employment before age 62, he will receive the vested percentage of his normal retirement benefit paid in a lump sum on the first day of the month following his attainment of age 62. There is no pre-retirement death benefit, but a beneficiary can be named to receive a lump sum payment after Mr. Hanna’s death equal to the value of the remaining amounts payable under the plan.

In the event an executive becomes “disabled” (as defined in the plan) while employed by the Company, the supplemental retirement plan provides that the executive will receive the vested percentage of his normal retirement benefit based on his age on the date he becomes disabled. For Mr. Shearin, the disability benefit will be paid in equal monthly installments over a 15-year period beginning on the first day of the month following the date he becomes disabled. For Mr. Hanna, the disability benefit will be paid in equal monthly installments for 200 months beginning on the first day of the month following the date he becomes disabled. A participant in the plan would be determined to be disabled if he cannot engage in any substantial gainful activity due to a serious medical condition, or if the executive has been receiving benefits as a result of such serious medical condition for at least three months under an accident and health plan maintained by the Company.

The normal retirement benefit for each of Mr. Shearin and Mr. Hanna will fully vest on the date of a “change of control” (as defined in the plan). Under the supplemental retirement plan, a change of control would generally occur if certain individuals, entities or groups gain control of 50% or more of the Company’s outstanding voting securities, except as a result of certain transactions initiated by the Company or approved by the Company’s Board of Directors, or if the composition of the Company’s Board of Directors changes as a result of certain transactions or business combinations such that the individuals constituting a majority of the Board of Directors before the transaction or business combination no longer constitute the majority of the Board of Directors of the Company or its successor within a certain period after the transaction or business combination. If consummated, the Pending Merger will constitute a change of control under the supplemental retirement plan, resulting in accelerated vesting (but not accelerated payment) of benefits for each of Mr. Shearin and Mr. Hanna.

The Committee reviewed the supplemental retirement plan in 2016 and made no changes.

7.	Executive Severance Plan – The Company has an executive severance plan covering each officer of the Company and the Bank at the Executive Vice President level or above who does not have an employment agreement with the Company or the Bank. Presently, Mr. Sothen and Mr. Taylor participate in this plan. The plan provides severance pay and benefits to participants following certain termination events. The severance pay and benefits under the plan consist of (i) base salary continuation at the rate in effect on the date of termination (the “Severance Salary Continuation Benefit”) and (ii) continued payment of an amount equal to the employer-paid portion of the monthly medical premium for the participant and his or her covered spouse and dependents on the date of termination, if the participant elects and receives medical insurance coverage under COBRA following termination of employment (the “Severance Medical Insurance Benefit”). Under the plan, a participant whose employment is terminated other than for “cause” (as defined in the plan) and other than in connection with a “change of control” of the Company (as defined in the plan) will receive the Severance Salary Continuation Benefit and the Severance Medical Insurance Benefit for six months following termination of employment. Instead of receiving the severance pay and benefits described above, a participant whose employment is terminated other than for cause within one year following a change of control, or who experiences a “constructive discharge” (as defined in the plan) within one year following a change of control, will receive the Severance Salary Continuation Benefit and the Severance Medical Insurance Benefit for twelve months following termination of employment. Payment of the Severance Salary Continuation Benefit and the Severance Medical Insurance Benefit is contingent in all cases on the participant providing a general release of claims in favor of the Company.

The precise definitions of the terms “cause”, “change of control” and “constructive discharge” are set forth in the executive severance plan.

Termination for cause under the executive severance plan would generally include the executive’s personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or a final cease-and-desist order, conviction of a felony or of a misdemeanor involving moral turpitude, misappropriation of the Company’s assets (determined on a reasonable basis) or the Bank’s assets, death, or disability as defined in a long-term disability insurance policy maintained by the Company or the Bank for the executive’s benefit.

Under the executive severance plan, a change of control would generally occur if certain individuals, entities or groups gain control of 50% or more of the Company’s outstanding voting securities, except as a result of certain transactions initiated by the Company or approved by the Company’s Board of Directors, or if the composition of the Company’s Board of Directors changes as a result of certain transactions or business combinations such that the individuals constituting a majority of the Board of Directors before the transaction or business combination no longer constitute the majority of the Board of Directors of the Company or its successor within a certain period after the transaction or business combination.

Under the executive severance plan, a constructive discharge would generally occur if the Company materially reduces the executive’ base compensation, authority, duties or responsibility or materially changes the geographic location of the executive’s office.

8.	Bank Owned Life Insurance – We have invested in bank owned life insurance products covering certain key employees of the Company and the Bank, including the Company’s named executive officers. We believe bank owned life insurance can serve as a valuable key employee compensation and retention tool that simultaneously earns interest income for the Bank, and can provide insurance coverage that supplements or replaces coverage that is otherwise available to all of the Company’s employees under the Company’s group term life insurance program. The Company presently maintains bank owned life insurance policies for the Company’s named executive officers, with a death benefit paid to the beneficiaries of each named executive officer of four times base salary. Because the Company’s named executive officers have a death benefit of four times base salary under the bank owned life insurance policies, the named executive officers are no longer covered by the Company’s group term life insurance program.

Conclusion

During 2017 and until the Pending Merger is consummated, we anticipate that the Compensation Committee, with assistance from its independent consultant, will continue its ongoing administration and evaluation of our executive compensation approach consistent with our philosophy which aligns with our business plan.

Compensation Policies and Practices as They Relate to Risk Management

The Company, under the guidance of the Compensation Committee, has reviewed the compensation policies and practices of the Company as they relate to risk management. This review included both executive officer and non-executive officer compensation policies and practices and factors in place to mitigate risk. In conducting the review, management focused on the risks associated with the Company’s compensation policies and practices and evaluated those risks in light of the Company’s operations and the internal compensation approval and compliance systems. The Company has determined that its policies and practices, including mitigating factors, are not reasonably likely to have a material adverse effect on the Company.

In connection with this risk review, the Compensation Committee meets with the Company’s Chief Risk Officer to discuss, evaluate and review the Company’s compensation plans and the risks these plans pose to the Company. The Compensation Committee will identify and limit or mitigate features in the Company’s compensation plans that could encourage the taking of unnecessary and excessive risks that pose risks to the Company (including behavior focused on short-term results rather than long-term value creation). In addition, the Committee will discuss, evaluate and review employee compensation plans and eliminate or mitigate features that could encourage the manipulation of reported earnings to enhance an employee’s compensation. These reviews are completed at least once a year.

For the review conducted during December 2016, the Committee evaluated the compensation plans discussed in the “Compensation Discussion and Analysis” presented above, as well as several additional employee compensation arrangements that provide for variable cash compensation, bonus, commission or incentive payments to other employees. As a result of the risk and manipulation review, the Compensation Committee concluded that these plans do not encourage unnecessary and excessive risks that threaten the value of the Company or the manipulation of reported earnings to enhance the compensation of any employee and determined that the potential risks arising from these plans are not reasonably likely to have a material adverse effect on the Company.

Compensation

The following table shows, for the fiscal years ended December 31, 2016, 2015 and 2014, the total compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the “named executive officers” in all capacities in which they served.

Material terms of plans that govern awards included in the Summary Compensation Table, the relationship of salary and bonus to total compensation and material terms of certain employment agreements including post-termination payments are discussed in the “Compensation Discussion and Analysis” above.

Summary Compensation Table for 2016

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)

Joe A. Shearin	2016	$352,415	$53,000	$153,000	$123,000	$133,606	$52,940	$867,961
President and Chief Executive	2015	343,951	-	70,650	110,000	205,039	19,526	749,166
Officer of the Company and the Bank	2014	328,511	25,000	57,188	85,000	83,123	15,483	594,305

J. Adam Sothen	2016	$170,930	$-	$25,500	$40,305	$-	$7,689	$244,424
Chief Financial Officer of the	2015	155,293	-	23,550	24,205	-	6,450	209,498
Company and Executive Vice President and Chief Financial Officer of the Bank	2014	143,074	-	22,875	21,957	-	4,529	192,435

Mark C. Hanna (7)	2016	$228,762	$50,000	$25,500	$-	$14,637	$11,527	$330,426
Executive Vice President and Regional Executive of the Bank	2015	225,000	50,000	-	-	13,492	10,207	298,699

Douglas R. Taylor (8)	2016	$153,254	$-	$25,500	$22,798	$-	$9,631	$211,183
Executive Vice President and Chief Risk Officer of the Bank	2015	149,334	-	23,550	22,215	-	9,688	204,787

James S. Thomas	2016	$173,316	$-	$25,500	$25,951	$2,512	$10,701	$237,980
Executive Vice President and	2015	169,046	-	23,550	25,212	16,632	10,012	244,452
Chief Credit Officer of the the Bank	2014	163,113	-	22,875	23,480	-	8,514	217,982

(1)	For Mr. Hanna, the amounts in this column reflect the first and second installments of the $150,000 cash retention bonus, payable in three equal annual installments of $50,000 on each of November 15, 2015, 2016, and 2017, provided that Mr. Hanna remains an employee of the Company on the applicable payment date for each installment. For 2016 and 2014, for Mr. Shearin, the amounts in this column reflect discretionary bonuses awarded to him for those years.

(2)	The amounts in this column reflect the aggregate grant date fair value of the restricted stock awards, computed in accordance with ASC Topic 718, in the case of time-based restricted stock awards, based on the closing price of a share of our common stock as reported on the NASDAQ Global Market on the grant date and, in the case of performance-based restricted stock awards, based on a probable outcome of 50% vesting. The grant date fair values for the 2016 performance-based restricted stock awards, based on achievement of the maximum vesting, would be as follows: Mr. Shearin — $102,000 and Messrs. Sothen, Hanna, Taylor and Thomas — $17,000. On March 24, 2016, the Company granted restricted stock to these executive officers. 50% of these shares are subject to time vesting in five equal annual installments which began on March 31, 2017. The remaining 50% of these shares are subject to performance vesting and will vest on March 31, 2019 to the extent financial performance requirements for fiscal year 2018 are met. The grant date fair values for the 2015 performance-based restricted stock awards, based on achievement of the maximum vesting, would be as follows: Mr. Shearin — $47,100 and Messrs. Sothen, Taylor and Thomas — $15,700. On March 19, 2015, the Company granted restricted stock to these executive officers. 50% of these shares are subject to time vesting in five equal annual installments which began on March 31, 2016. The remaining 50% of these shares are subject to performance vesting and will vest on March 31, 2018 to the extent financial performance requirements for fiscal year 2017 are met. The grant date fair values for the 2014 performance-based restricted stock awards, based on achievement of the maximum vesting, would be as follows: Mr. Shearin — $38,125 and Messrs. Sothen and Thomas — $15,250. On October 15, 2014, the Company granted restricted stock to these executive officers. 50% of these shares are subject to time vesting in five equal annual installments which began on March 31, 2015. The remaining 50% of these shares were originally subject to performance vesting based on financial performance requirements for fiscal year 2016. However, in light of the Pending Merger and the fact that a comparison to the peer group was challenging as a result of the recent merger activity within the peer group, in March 2017, the Compensation Committee converted these shares into time-based restricted stock that will vest upon consummation of the Pending Merger. On November 20, 2014, the Company granted 3,242 shares of restricted stock to Mr. Hanna. These shares were subject to time vesting in two equal annual installments on November 15, 2015 and November 15, 2016. As noted above, if consummated, the Pending Merger will constitute a change of control under all outstanding equity awards, resulting in accelerated vesting of all then outstanding equity awards in accordance with their terms.

(3)	No stock options were granted to the named executive officers in 2016, 2015 or 2014.

(4)	Annual cash bonuses earned under the Annual Bonus Plan are reported in this table as Non-Equity Incentive Plan Compensation. As noted above, Mr. Hanna is not eligible to participate in the Annual Bonus Plan until 2018.

(5)	For Messrs. Shearin and Thomas includes the change in actuarial present value of the executive’s accumulated benefit in the qualified defined benefit pension plan, and for Messrs. Shearin and Hanna includes the change in their balances in the nonqualified supplemental executive retirement plan. All changes in values are based on reports from independent advisors, using the assumptions described in the “Pension Plan” and “Supplemental Executive Retirement Plan” sections of this Amendment. The 2014 changes in pension value were negative, driven largely by an increase in the discount rate applied to calculate the present value of future pension payments. The 2014 change in pension value for Mr. Thomas was ($5,708). In 2016 for Mr. Shearin, there was a $6,061 increase in pension value and a $127,545 increase in his accumulated benefit under the supplemental executive retirement plan. In 2015 for Mr. Shearin, there was a $45,072 increase in pension value and a $159,967 increase in his accumulated benefit under the supplemental executive retirement plan. In 2014 for Mr. Shearin, there was a ($21,405) change in pension value and a $104,528 increase in his accumulated benefit under the supplemental executive retirement plan.

(6)	For 2016, 2015 and 2014, “All Other Compensation” includes the Company’s 401(k) match and imputed income for bank owned life insurance, and for 2015 and 2016, dividends paid on unvested shares of time vesting restricted stock held by the named executive officers on each dividend payment date during 2015 and 2016. Additionally, for Mr. Shearin in 2016 only, “All Other Compensation” includes $26,236 in housing allowance and relocation related expenses. Except for Mr. Shearin in 2016, the value of perquisites for each executive is less than $10,000 in each year presented, and therefore perquisites are not reported in this table.

(7)	Mr. Hanna joined the Company on November 16, 2014 as Executive Vice President and Regional Executive of the Bank.

(8)	Mr. Taylor was not a named executive officer in 2014.

Stock Incentive Plans

The Company’s 2003 Plan and the 2007 Equity Compensation Plan provided for the granting of both incentive and non-qualified stock options and restricted stock awards to executive officers, key employees and directors of the Company and its subsidiaries. The terms of these plans were disclosed in the Company’s 2003 Proxy Statement for the 2003 Plan as filed with the SEC on March 24, 2003 and the 2007 Proxy Statement for the 2007 Equity Compensation Plan as filed with the SEC on March 21, 2007.

On May 19, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan to promote the success of the Company by providing incentives to key employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company and with growth in shareholder value consistent with the Company’s risk management practices. The 2016 Equity Compensation Plan authorizes the Company to issue up to 500,000 additional shares of common stock pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards. There were 484,232 shares still available to be granted as awards under the 2016 Equity Compensation Plan as of December 31, 2016. The terms of the 2016 Equity Compensation Plan were disclosed in the Company’s 2016 Proxy Statement as filed with the SEC on April 21, 2016.

Grants of Plan-Based Awards

The following table presents information regarding possible payouts to each of the named executive officers under the Company’s Annual Bonus Plan for 2016 and grants of equity awards to the named executive officers during 2016. The Company did not make any option grants during 2016, but did grant 50,000 shares of restricted stock under the 2007 Equity Compensation Plan to our named executive officers during 2016.

Grants of Plan-Based Awards—2016

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#) (2)	Awards ($) (3)
Joe A. Shearin	—	—	$123,743	$123,743	—	—	—	—	—
	3/24/16	—	—	—	7,500	15,000	—	—	$51,000
	3/24/16	—	—	—	—	—	—	15,000	$102,000
J. Adam Sothen	—	—	$26,037	$43,394	—	—	—	—	—
	3/24/16	—	—	—	1,250	2,500	—	—	$8,500
	3/24/16	—	—	—	—	—	—	2,500	$17,000
Mark C. Hanna	—	—	—	—	—	—	—	—	—
	3/24/16	—	—	—	1,250	2,500	—	—	$8,500
	3/24/16	—	—	—	—	—	—	2,500	$17,000
Douglas R. Taylor	—	—	$23,063	$38,438	—	—	—	—	—
	3/24/16	—	—	—	1,250	2,500	—	—	$8,500
	3/24/16	—	—	—	—	—	—	2,500	$17,000
James S. Thomas	—	—	$26,081	$43,469	—	—	—	—	—
	3/24/16	—	—	—	1,250	2,500	—	—	$8,500
	3/24/16	—	—	—	—	—	—	2,500	$17,000

(1)	Each of the named executive officers above, other than Mr. Hanna, was eligible to receive a cash bonus award for 2016 under the Annual Bonus Plan discussed on page 10. The amounts shown in these columns reflect the maximum payment level under the Annual Bonus Plan, which was 25% of the individual’s base salary as of March 1, 2016, except for Mr. Shearin for whom the maximum was 35% of his base salary as of March 1, 2016, and the target payment level, which was 15% of the individual’s base salary as of March 1, 2016, except for Mr. Shearin whose target payment was 35% of base salary as of March 1, 2016. There is no threshold payment level under the Annual Bonus Plan.

(2)	On March 24, 2016, the Company granted 50,000 shares of restricted stock to the named executive officers. 50% of these shares are subject to time vesting in five equal annual installments beginning on March 31, 2017 and are reflected in the “All Other Stock Awards” column. The remaining 50% of these shares are subject to performance vesting and are reflected in the “Estimated Possible Payouts Under Equity Incentive Plan Awards” columns. These shares will vest on March 31, 2019 at either a 50% level or 100% level if financial performance requirements for fiscal year 2018 are met. As noted above, if consummated, the Pending Merger will constitute a change of control under all outstanding equity awards, resulting in accelerated vesting of all then outstanding equity awards in accordance with their terms.

(3)	The amounts in this column reflect the grant date fair value of the restricted stock granted under the 2007 Equity Compensation Plan, computed in accordance with ASC Topic 718.

Outstanding Equity Awards at December 31, 2016

The following table indicates outstanding equity awards held by the named executive officers as of December 31, 2016. None of the named executive officers held any stock options as of December 31, 2016.

		Outstanding Equity Awards at December 31, 2016
		Stock Awards

				Equity
				Incentive Plan Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Joe A. Shearin	6/29/2012	2,400	$25,080
	11/18/2013	4,800	$50,160
	10/15/2014	3,750	$39,188	3,125	$32,656
	3/19/2015	6,000	$62,700	3,750	$39,188
	3/24/2016	15,000	$156,750	7,500	$78,375

J. Adam Sothen	6/29/2012	800	$8,360
	11/18/2013	2,000	$20,900
	10/15/2014	1,500	$15,675	1,250	$13,063
	3/19/2015	2,000	$20,900	1,250	$13,063
	3/24/2016	2,500	$26,125	1,250	$13,063

Mark C. Hanna	3/24/2016	2,500	$26,125	1,250	$13,063

Douglas R. Taylor	6/29/2012	800	$8,360
	11/18/2013	2,000	$20,900
	10/15/2014	1,500	$15,675	1,250	$13,063
	3/19/2015	2,000	$20,900	1,250	$13,063
	3/24/2016	2,500	$26,125	1,250	$13,063

James S. Thomas	6/29/2012	800	$8,360
	11/18/2013	2,000	$20,900
	10/15/2014	1,500	$15,675	1,250	$13,063
	3/19/2015	2,000	$20,900	1,250	$13,063
	3/24/2016	2,500	$26,125	1,250	$13,063

(1)	There are 4,800 shares remaining from the 2012 restricted stock award. These shares will vest on June 29, 2017. There are 10,800 shares remaining from the 2013 restricted stock award. These shares will vest according to the following schedule: 50% or 5,400 shares will vest on November 18, 2017 and 50% or 5,400 shares will vest on November 18, 2018.

(2)	There are 22,000 shares remaining from these October 15, 2014 restricted stock awards. 50% of these shares are subject to time vesting in five equal annual installments beginning on March 31, 2015. The remaining 50% of these shares were originally subject to performance vesting based on financial performance requirements for fiscal year 2016. However, in light of the Pending Merger and the fact that a comparison to the peer group was challenging as a result of the recent merger activity within the peer group, in March 2017, the Compensation Committee converted these shares into time-based restricted stock that will vest upon consummation of the Pending Merger. There are 27,000 shares remaining from these 2015 restricted stock awards. 50% of these shares are subject to time vesting in five equal annual installments beginning on March 31, 2016. The remaining 50% of these shares are subject to performance vesting and will vest on March 31, 2018 at either a 50% level (threshold) or 100% level (target) if financial performance requirements for fiscal year 2017 are met. There are 50,000 shares remaining from these 2016 restricted stock awards. 50% of these shares are subject to time vesting in five equal annual installments beginning on March 31, 2017. The remaining 50% of these shares are subject to performance vesting and will vest on March 31, 2019 at either a 50% level (threshold) or 100% level (target) if financial performance requirements for fiscal year 2018 are met. The shares subject to performance vesting are reported in this table at the threshold level of achievement in accordance with SEC rules. As noted above, if consummated, the Pending Merger will constitute a change of control under all outstanding equity awards, resulting in accelerated vesting of all then outstanding equity awards in accordance with their terms.

(3)	The market value of restricted stock is based on the $10.45 closing price of a share of our common stock as reported on the NASDAQ Global Market on December 30, 2016, the last business day of 2016.

Option Exercises and Stock Vested

The following table presents information regarding restricted stock that vested during 2016 for each of our named executive officers. None of the named executive officers exercised stock options during 2016.

Option Exercises and Stock Vested for 2016

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Joe A. Shearin	-	$-	7,550	$57,350
J. Adam Sothen	-	$-	2,800	$21,452
Mark C. Hanna	-	$-	1,621	$14,346
Douglas R. Taylor	-	$-	2,800	$21,452
James S. Thomas	-	$-	2,800	$21,452

(1)	Represents the gross number of restricted shares that vested during 2016, without taking into account any shares that may have been surrendered or withheld to satisfy applicable tax obligations.

(2)	Value realized is the gross number of shares that vested multiplied by the market price of a share of our common stock as reported on the NASDAQ Global Market on the date of vesting.

Pension Plan

The Company had a pension plan provided through the Virginia Bankers Association Insurance Trust. Until December 31, 2011, the plan was a defined benefit pension plan, and benefits were based on an employee’s final five year average salary at the time of retirement, normally at age 65. All active, full-time employees of the Company and its subsidiaries were eligible to participate in the plan through December 31, 2007 at age 21 with one year of service. Employees did not contribute to the plan, and a participant became 100% vested upon completion of five years of service. Employees of predecessor Hanover Bank as well as EVB Investments, Inc. became eligible to participate in the plan as of October 1, 2003. Directors who were full-time employees were eligible for participation. The Company amended the pension plan on January 28, 2008. Under the terms of the amended plan, balances under the plan were frozen on December 31, 2007 for all plan participants except that participants who were then age 55 or greater or had at least 10 years of service with the Company on October 1, 2007 would remain in the existing plan and receive future contributions. The balances for Messrs. Shearin and Thomas were frozen as of December 31, 2007. The plan was further amended February 28, 2011 to freeze the plan with no additional contributions for grandfathered participants. Benefits for all participants have remained frozen in the plan since such action was taken. Effective January 1, 2012, the plan was converted to a cash balance plan. Under a cash balance plan, participant benefits are stated as an account balance. An opening account balance was established for each plan participant based on the lump sum value of his or her accrued benefit as of December 31, 2011 in the original defined benefit pension plan. Each participant’s account will be credited with an “interest” credit each year. The interest rate for each year is determined as the average annual interest rate on the 2 year U.S. Treasury securities for the month of December preceding the plan year. The Company intends to terminate the plan effective May 1, 2017 in connection with the Pending Merger. Following termination and the receipt of a favorable determination letter, all benefits under the plan will be distributed to participants. The present value of the accumulated benefit as listed below was calculated by our pension actuaries Sageview Consulting Group, LLC based on the assumptions listed below:

1.	Annuity Conversion of 1.82% for First Segment (5 years), 4.12% for Second Segment (15 years) and 5.01% for Third Segment (after 20 years).

2.	IRS Applicable Mortality as described in IRS Notice 2015-53. The actuarial benefits for the named executive officers as of December 31, 2016 are presented in the table below:

Pension Plan Benefits – Fiscal Year 2016

		Number of	Present Value	Payments
		Years Credited	of Accumulated	During Last
Name	Plan Name	Service (#) (1) (2)	Benefit ($)	Fiscal Year ($)
Joe A. Shearin	*	6	$302,369	-
J. Adam Sothen	*	-	-	-
Mark C. Hanna	*	-	-	-
Douglas R. Taylor	*	-	-	-
James S. Thomas	*	4	121,032	-

*	VBA Master Defined Benefit Plan for Eastern Virginia Bankshares, Inc.

(1)	Named executive officers had their service years frozen at 2007 year end. As a result, the years of credited service under the plan do not match the named executive officers’ actual years of service, which are as follows: Mr. Shearin, 15 years and Mr. Thomas, 13 years.

(2)	Mr. Sothen, Mr. Hanna and Mr. Taylor are not eligible to participate in the plan.

Supplemental Executive Retirement Plan

The benefits under the supplemental executive retirement plan are discussed under the heading “Elements of Compensation” above.

The table below shows the accumulated benefit as of December 31, 2016 for the named executive officer under the supplemental executive retirement plan.

Pension Benefits – Fiscal Year 2016

		Number of	Present Value	Payments
		Years Credited	of Accumulated	During Last
Name	Plan Name	Service (1)	Benefit ($)	Fiscal Year ($)
Joe A. Shearin	*	8	$813,703	-
Mark C. Hanna	*	2	28,129	-

*	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan.

(1)	This plan was adopted for Mr. Shearin effective January 1, 2008, and was amended to add Mr. Hanna in 2014. The years of credited service under the plan do not match Mr. Shearin’s actual years of service, which is 15 years.

Potential Payments Upon Termination or Change of Control

Our employment agreements and equity award agreements and certain other plans and programs in which our named executive officers participate provide for benefits or payments upon certain employment termination or change of control events. The benefits and payments payable upon certain termination or change of control events are discussed under the heading “Elements of Compensation” above, except to the extent a benefit or payment is available generally to all salaried employees and in a manner that does not discriminate in favor of our executive officers. We also provide non-discriminatory life insurance benefits and provide disability coverage that all salaried employees can purchase at a group rate. In addition we maintain bank owned life insurance policies with respect to eighteen of our most highly compensated employees, including each named executive officer.

The Board of Directors and Compensation Committee, as applicable, have concluded that these payments are appropriate based on an evaluation of what is customary in the community banking industry with particular focus on competitor banking companies in Virginia. Potential payments upon termination before or after a change of control or upon death or disability do not influence decisions regarding any other element of compensation. There are material conditions and obligations applicable to payments upon termination as outlined above and the payments may also be limited by applicable federal banking regulations.

The table below shows the estimated potential payments to each of our named executive officers upon certain employment termination or change of control events, assuming the scenario were effective as of December 31, 2016. Stock valuations are based on the closing price of our common stock ($10.45 per share) as reported on the NASDAQ Stock Market on December 30, 2016, the last business day of 2016. The table reports only amounts that are increased, accelerated or otherwise paid or payable as a result of the applicable termination or change of control event and, as a result, excludes amounts accrued through December 31, 2016, that would have been paid in the normal course of continued employment (such as accrued but unpaid salary and bonus amounts), equity awards that had vested prior to the termination or change of control, and pension plan and supplemental retirement plan benefits included in the Pension Benefits — Fiscal Year 2016 tables above that had vested based on the executive’s age prior to the termination or change of control. The table also excludes any amounts that are available generally to all salaried employees and in a manner that does not discriminate in favor of our executive officers.

The amounts shown in the table below are only estimates; we cannot determine actual amounts to be paid until an employment termination or change of control occurs.

The amounts shown in the table below do not reflect any payments or benefits that are expected to be received by any of the named executive officers in connection with the Pending Merger.

Potential Payments Upon Termination or Change of Control Table

							Termination
					Non-Change of		Without Cause
					Control		or for Good		Change of
			Disability/		Termination		Reason		Control with
			Termination		Without Cause or		following a		no Related
Name	Payments and Benefits	Death	Due to Disability		for Good Reason		Change of Control		Termination
Joe A. Shearin	Severance (1)	$-	$-		$1,104,619		$ 1,104,619	(2)	$-
	Supplemental Retirement Benefit	-	-	(3)	-		833,091	(4)	833,091	(4)
	Restricted Stock - Accelerated Vesting	559,075	559,075		-		634,315		634,315
	Bank-Owned Life Insurance(5)	1,414,204	-		-		-		-
		$1,973,279	$559,075		$1,104,619		$2,572,025		$1,467,406

J. Adam Sothen	Executive Severance Plan	$-	$-		$ 89,921	(6)	$ 179,842	(7)	$-
	Restricted Stock - Accelerated Vesting	141,075	141,075		-		170,335		170,335
	Bank-Owned Life Insurance(5)	694,310	-		-		-		-
		$835,385	$141,075		$89,921		$350,177		$170,335

Mark C. Hanna	Severance (8)	$-	$-		$229,500		$ 459,000	(9)	$-
	Supplemental Retirement Benefit	-	-	(3)	-		341,442	(4)	341,442 (4)
	Restricted Stock - Accelerated Vesting	52,250	52,250		-		52,250		52,250
	Bank-Owned Life Insurance(5)	918,000	-		-		-		-
		$970,250	$52,250		$229,500		$852,692		$393,692

Douglas R. Taylor	Executive Severance Plan	$-	$-		$ 80,008	(6)	$ 160,016	(7)	$-
	Restricted Stock - Accelerated Vesting	141,075	141,075		-		170,335		170,335
	Bank-Owned Life Insurance(5)	615,007	-		-		-		-
		$756,082	$141,075		$80,008		$330,351		$170,335

James S. Thomas	Severance (10)	$-	$-		$173,875		$ 430,500	(2)	$-
	Restricted Stock - Accelerated Vesting	141,075	141,075		-		170,335		170,335
	Bank-Owned Life Insurance(5)	695,501	-		-		-		-
		$836,576	$141,075		$173,875		$600,835		$170,335

(1)	Severance under Mr. Shearin’s employment agreement includes a monthly salary continuation payment equal to one-twelfth Mr. Shearin’s rate of annual base salary in effect upon termination, payable for 36 months (i.e., $1,060,653), out-placement services for up to two years, including job search services (i.e., a maximum of $10,000) and 36 months of continuing medical, dental and vision insurance coverage, with such premiums paid by the Company (i.e., $33,966). The Company has the right to cease payment of these amounts if Mr. Shearin breaches the confidentiality provisions or covenant not to compete, provided that the covenant not to compete ceases to apply in the event of a change of control.

(2)	Under the employment agreements with Mr. Shearin and Mr. Thomas, if employment is terminated within one year following a change of control, this amount is paid in monthly installments over the respective term of the employment agreement, with an additional lump sum (if any) payable at termination as needed to bring the total amount of severance payments to 299% of the executive’s annualized cash compensation for a period that precedes the change of control as determined under the Code. All amounts due under the employment agreements with Mr. Shearin and Mr. Thomas are subject to cutback under Section 280G of the Code (i.e., they will be reduced to one dollar less than the maximum amount that may be paid under Section 280G of the Code without making the payment nondeductible). The amounts shown in this column do not reflect any potential reduction that may be made in this regard.

(3)	Upon the executive’s disability, the amount of the executive’s benefit payable under the supplemental retirement plan is not increased although the time of payment is accelerated. For Mr. Shearin, payment of the vested percentage would be made in monthly installments for 15 years beginning on the first day of the month following the date of disability. For Mr. Hanna, payment of the vested percentage would be made in 200 monthly installments beginning on the first day of the month following the date of disability.

(4)	The amount shown in this column is the present value of the incremental amount of the benefit under the supplemental retirement plan for which vesting or payment would have been accelerated in connection with such a termination as of December 31, 2016. The actuarial assumptions used to calculate the incremental benefit are the same as the assumptions in the Pension Benefits for 2016 table using a 3.85% rate for present value computations.

(5)	Death benefits represent life insurance payments that would be made to the named executive officer’s beneficiaries pursuant to bank owned life insurance policies, which provide for a death benefit of four times the deceased named executive officer’s base salary.

(6)	If employment is terminated involuntarily by the Company or the Bank without cause, the executive is entitled to six months of continuing salary payments and six months of payments equal to the regular employer-paid portion of the monthly premium for the executive’s medical insurance under COBRA, payable in accordance with established payroll practices, provided the executive signs a general release.

(7)	If, within one year following a change of control, either employment is terminated involuntarily by the Company or the Bank without cause or the executive terminates employment for good reason (i.e., a “constructive discharge” under the Executive Severance Plan), the executive is entitled to twelve months of continuing salary payments and twelve months of payments equal to the regular employer-paid portion of the monthly premium for the executive’s medical insurance under COBRA, payable in accordance with established payroll practices, provided the executive signs a general release.

(8)	Severance under Mr. Hanna’s employment agreement is payable monthly over the remaining term of the employment agreement. The Company has the right to cease payment of these amounts if Mr. Hanna breaches the confidentiality provisions or covenant not to compete, provided that the covenant not to compete ceases to apply in the event of a change of control.

(9)	If employment is terminated within one year following a change of control, this amount will be paid in a lump sum upon termination. All amounts due under the employment agreement with Mr. Hanna are subject to cutback under Section 280G of the Code (i.e., they will be reduced to one dollar less than the maximum amount that may be paid under Section 280G of the Code without making the payment nondeductible). The amounts shown in this column do not reflect any potential reduction that may be made in this regard.

(10)	Severance under Mr. Thomas’s employment agreement is payable monthly over the remaining term of the employment agreement. The Company has the right to cease payment of these amounts if Mr. Thomas breaches the confidentiality provisions or covenant not to compete, provided that the covenant not to compete ceases to apply in the event of a change of control.

Compensation Committee Report

The Compensation Committee consists entirely of independent directors. The Compensation Committee is composed of Eric A. Johnson (Chairman), John F. Biagas, W. Rand Cook, F. L. Garrett, III, Boris M. Gutin and Ira C. Harris, Ph.D., CPA. The same individuals served on the Compensation Committee during 2016. The Committee administers the Company’s and the Bank’s executive compensation program, recommends to the Company’s Board of Directors the compensation of the Chief Executive Officer and establishes the compensation of the other executive officers.

The Committee reviewed and discussed the Compensation Discussion and Analysis (“CDA”) with management and based on such review and discussion, the Committee recommended to the Board of Directors that the CDA be included in this Amendment.

The Compensation Committee

Eric A. Johnson, Chairman
John F. Biagas
W. Rand Cook
F. L. Garrett, III
Boris M. Gutin
Ira C. Harris, Ph.D., CPA

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of the Company or any of our subsidiaries. In addition, there are no Compensation Committee interlocks with other entities with respect to any such member. The CEO attends Compensation Committee meetings that discuss matters not directly related to the CEO, but is not a member of the Compensation Committee.

Director Compensation

The Nominating and Corporate Governance Committee periodically reviews the compensation paid to the Company’s non-employee directors and recommends changes to the full Board of Directors. Directors who are also officers of the Company do not receive any compensation for their Company or Bank Board or committee service. Compensation paid to our non-employee directors for 2016 is disclosed in the table below.

Based on the recommendation of the Nominating and Corporate Governance Committee, the Company’s Board approved changes to non-employee director compensation in 2016. Following a comprehensive analysis of director fees paid by twelve peer banks and discussion of appropriate mix between cash and equity compensation for directors and appropriate retainer amounts for certain committees, as well as review of the Company’s performance in recent years, on the recommendation of the Nominating and Corporate Governance Committee, the Board approved an increase in non-employee director compensation for 2016. The initial change, effective May 19, 2016, increased the meeting fees and monthly retainer amounts paid in cash and established a fixed dollar value for the amount of the annual retainer paid in unrestricted shares of the Company’s common stock. Based on the recommendation of the Nominating and Corporate Governance Committee, the Company’s Board approved a modification to non-employee director compensation, effective June 23, 2016, to permit non-employee directors to receive a portion of their annual retainer in cash.

Director Compensation Prior to May 19, 2016

From January 1, 2016 through May 18, 2016, each non-employee director received $300 for each Company Board meeting attended and $300 for each Company Board committee meeting attended. For joint meetings of the Company’s and the Bank’s Boards, each non-employee director received a fee of $150 in addition to the Bank Board meeting fee. On days when the Company’s and the Bank’s Boards both met but not jointly, the Chairman of the Board of Directors had the discretion to determine to pay each director $300 instead of the $150 fee. In addition to the meeting fees, the Audit and Risk Oversight Committee members received a monthly retainer fee of $200 and the Chairman of that committee received a monthly retainer fee of $300.

Each director of the Company’s Board is also a member of the Bank’s Board. From January 1, 2016 through May 18, 2016, each non-employee director received $500 for each Bank Board meeting attended and $300 for each committee meeting attended. The Chairman of the Bank’s Board, who also serves as the Chairman of the Company’s Board, received an additional $500 per month retainer. Each member of the Bank’s Loan Committee also received $150 for each teleconference of the Loan Committee between regularly scheduled Loan Committee meetings. For meetings of the Company’s Board of Directors and the Bank’s Board of Directors, directors were permitted one paid absence per year. Directors did not receive additional compensation for executive sessions held as part of Company Board or Bank Board meetings.

Prior to May 19, 2016 and including service in 2015, each non-employee director of the Bank Board also received an annual retainer in the form of a grant of 500 unrestricted shares of the Company’s common stock.

Current Director Compensation

Effective May 19, 2016, each non-employee director receives $450 for each Company Board meeting attended and $450 for each Company Board committee meeting attended. For joint meetings of the Company’s and the Bank’s Boards, each non-employee director receives a fee of $225 in addition to the Bank Board meeting fee. On days when the Company’s and the Bank’s Boards meet but not jointly, the Chairman of the Board of Directors has the discretion to determine to pay each director $450 instead of the $225 fee.  In addition to the meeting fees, the Audit and Risk Oversight Committee members receive a monthly retainer fee of $300 and the Chairman of that committee receives a monthly retainer fee of $450.

Effective May 19, 2016, each non-employee director receives $750 for each Bank Board meeting attended and $450 for each committee meeting attended. The Chairman of the Bank’s Board, who also serves as the Chairman of the Company’s Board, receives an additional $750 per month retainer. Each member of the Bank’s Loan Committee receives $225 for each teleconference of the Loan Committee between regularly scheduled Loan Committee meetings. For meetings of the Company’s Board of Directors and the Bank’s Board of Directors, directors continue to be permitted one paid absence per year. Directors do not receive additional compensation for executive sessions held as part of Company Board or Bank Board meetings.

Beginning with the 2016 award, each non-employee director of the Bank’s Board also receives an annual retainer in the form of a grant of unrestricted shares of the Company’s common stock in the amount of approximately $15,000, based on the closing price of the common stock on the date of the grant and prorated to the time served. Each non-employee director may elect in advance whether to have a portion (up to $10,000) of this annual retainer paid in cash rather than equity.

In the event a new non-employee director is elected to the Bank Board during the year, the annual retainer is prorated on a daily basis and paid on July 1. In the event a non-employee director ceases serving on the Bank Board for any reason other than a removal for cause, the annual retainer is prorated on a daily basis and paid within 30 days of the departure from the Bank Board.

In connection with these changes in director compensation, the Company delayed payment of the 2016 annual retainer to September 1, 2016, except for Mr. Lewis, whose term as a director ended on May 19, 2016.

Total director fees paid by the Company were $59,675 in 2016. Total director fees paid by the Bank were $353,407 in 2016.

Director Compensation for 2016

	Earned Fees or	Stock
Name	Paid in Cash ($)	Awards ($)	Total ($)
	(1) (2)	(3)
John F. Biagas	$20,075	$14,999	$35,074
W. Rand Cook	36,300	14,999	51,299
William G. Cox	26,650	14,999	41,649
F. L. Garrett, III	30,300	5,000	35,300
Michael E. Fiore, P.E.	24,925	10,000	34,925
Boris M. Gutin	14,425	14,999	29,424
Ira C. Harris, Ph.D., CPA	29,525	5,000	34,525
Eric A. Johnson	30,525	5,000	35,525
W. Leslie Kilduff, Jr.	23,575	10,000	33,575
William L. Lewis (4)	4,550	13,237	17,787
Leslie E. Taylor, CPA	25,375	10,000	35,375
Jay T. Thompson, III	13,625	14,999	28,624

(1)	Mr. Shearin receives no additional compensation as a director of the Company or Bank’s Board. His compensation as an executive officer is included under the caption “Summary Compensation Table.”

(2)	The amounts in this column reflect cash retainer and meeting fees for Company and Bank Board and committee service.

(3)	The values in this column are the grant date fair values of 2016 stock awards to directors computed in accordance with FASB ASC Topic 718. Except for Mr. Lewis, the fair market value in 2016 was $7.61 per share determined as the closing price of the Company’s common stock on September 1, 2016. For Mr. Lewis, the fair market value was $7.30 per share determined as the closing price of the Company’s common stock on May 18, 2016. The total fair value of the grants to our directors for their service on the Bank’s Board was $133,232 in 2016.

(4)	Mr. Lewis’ term expired at the 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 24, 2017 by each beneficial owner of more than 5.0% of the Company’s common stock, based on currently available Schedules 13D and 13G and amendments thereto filed with the SEC and other information available to the Company.

	Amount And Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class (1)

Castle Creek Capital Partners IV, LP	1,061,225 (2)	8.09%
6051 El Tordo
Rancho Santa Fe, CA 92067

EJF Capital LLC	660,784 (3)	5.04%
2107 Wilson Blvd., Suite 410
Arlington, VA 22201

GCP III EVB LLC	1,122,756 (4)	8.56%
600 Lexington Ave., 31st Floor
New York, NY 10022

Wellington Management Company, LLP	941,671 (5)	7.18%
280 Congress Street
Boston, MA 02210

(1)	Based on 13,116,600 shares of the Company’s common stock issued and outstanding on March 24, 2017.

(2)	Based on Amendment No. 3 to the Schedule 13D filed by Castle Creek, Castle Creek Capital IV LLC, John M. Eggemeyer, J. Mikesell Thomas, Mark G. Merlo and John T. Pietrzak on December 28, 2016. Castle Creek and Castle Creek Capital IV LLC have sole voting power and investment power with regard to 1,061,225 shares of common stock. As managing principals of Castle Creek Capital IV LLC, Mr. Eggemeyer, Mr. Thomas, Mr. Merlo and Mr. Pietrzak may be deemed to share voting power with regard to 1,061,225 shares of common stock and may be deemed to share investment power with regard to 1,061,225 shares of common stock. Castle Creek also owns 4,048,670 shares of Series B Preferred Stock, which is convertible into shares of common stock in connection with certain transfers of such shares of Series B Preferred Stock or if the Company’s Board of Directors has approved such conversion, subject to certain restrictions based on the beneficial ownership of the holder of the shares of Series B Preferred Stock. Castle Creek does not currently have the right to acquire such common stock and does not have voting or investment power over such common stock. Castle Creek and its affiliates are subject to a passivity agreement with the Board of Governors of the Federal Reserve System, which is filed as an exhibit to the Schedule 13D. On December 22, 2016, Castle Creek entered into a Secured Promissory Note (the “Secured Promissory Note”) in favor of Stifel Bank & Trust (the “Secured Party”) in connection with a $20,000,000 term loan facility. Pursuant to a Security and Pledge Agreement entered into in connection with the Secured Promissory Note, Castle Creek has pledged, among other things, all of its interest in the common stock beneficially owned by it. In connection with such pledge, Castle Creek made certain customary representations, warranties and covenants with respect to the common stock, including that Castle Creek will not trade, assign or transfer the common stock without the Secured Party’s written consent. Both Castle Creek entities, Mr. Eggemeyer, Mr. Thomas, Mr. Merlo and Mr. Pietrzak share the contact address listed in the table above.

(3)	Based on Amendment No. 2 to Schedule 13G filed by EJF Capital LLC on February 12, 2016, as of December 31, 2015, EJF Financial Services Fund, LP is the record owner of 613,158 shares of common stock. EJF Financial Services GP, LLC serves as the general partner of EJF Financial Services Fund, LP and an investment manager of certain affiliates for it and may be deemed to share beneficial ownership of the shares of common stock of which EJF Financial Services Fund, LP is the record owner. EJF Capital LLC is the sole member of each of EJF Financial Services GP, LLC and EJF Financial Opportunities GP, LLC and may be deemed to share beneficial ownership of the shares of common stock of which such entities may share beneficial ownership. EJF Capital LLC also serves as the investment manager of a managed account, and may be deemed to share beneficial ownership of 47,626 shares of common stock of which the managed account is the record owner. Emanuel J. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the shares of common stock over which EJF Capital LLC may share beneficial ownership. All EJF entities noted above and Mr. Friedman share the contact address listed in the table above.

(4)	GCP, an affiliate of GCP Capital, also owns 1,191,522 shares of Series B Preferred Stock, which is convertible into shares of common stock in connection with certain transfers of such shares of Series B Preferred Stock or if the Company’s Board of Directors has approved such conversion, subject to certain restrictions based on the beneficial ownership of the holder of the shares of Series B Preferred Stock. GCP does not currently have the right to acquire such shares of common stock and does not have voting or investment power over such common stock. GCP Capital and its affiliates are subject to a passivity agreement with the Board of Governors of the Federal Reserve System. GCP and GCP Capital share the contact address listed in the table above.

(5)	Based on Amendment No. 8 to the Schedule 13G filed by Wellington Management Company, LLP (“Wellington”) on February 9, 2017. Wellington, in its capacity as investment advisor, may be deemed to share voting power with regard to 941,671 shares of common stock and may be deemed to share investment power with regard to 941,671 shares of common stock.

Security Ownership of Management

The following table sets forth, as of March 24, 2017, certain information with respect to the beneficial ownership of shares of the Company’s common stock and the Company’s Series B Preferred Stock, as applicable, by each of the current members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” above and by all current directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself or herself at once or at some future time. All of the directors and executive officers receive mail at the Company’s principal executive office at 10900 Nuckols Road, Suite 325, Glen Allen, Virginia 23060.

	Common Stock			Series B Preferred Stock
	Amount and Nature of			Amount and Nature of
Name	Beneficial Ownership (1)		Percent of Class (2)	Beneficial Ownership (1)	Percent of Class (19)
Directors:
John F. Biagas	54,712	(3)	*	-	*
W. Rand Cook	22,008	(4)	*	-	*
William G. Cox	21,592	(5)	*	-	*
Michael E. Fiore, P.E.	13,041		*	-	*
F. L. Garrett, III	33,219	(6)	*	-	*
Boris M. Gutin	21,577	(7)	*	-	*
Ira C. Harris, Ph.D., CPA	10,511	(8)	*	-	*
Eric A. Johnson	36,955	(9)	*	-	*
W. Leslie Kilduff, Jr.	53,038	(10)	*	-	*
Joe A. Shearin	102,646	(11)	*	-	*
Leslie E. Taylor, CPA	12,131	(12)	*	-	*
Jay T. Thompson, III	65,236	(13)	*	-	*

Non-Director Named Executive Officers:
Mark C. Hanna	14,247	(14)	*	-	*
J. Adam Sothen	24,972	(15)	*	-	*
Douglas R. Taylor	23,499	(16)	*	-	*
James S. Thomas	28,094	(17)	*	-	*

All directors and executive
officers as a group (19 persons)	572,678	(18)	4.37%	-	*

*	Percentage of ownership is less than 1.0% of the outstanding shares of common stock of the Company.

(1)	Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly more than one person may be deemed to be a beneficial owner of the same securities. A person is deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Unless otherwise indicated by footnote, the named individuals have the sole power to vote and sole power to dispose of the shares of stock reported in this table.

(2)	Based on 13,116,600 shares of common stock issued and outstanding on March 24, 2017.

(3)	Includes 6,521 shares of common stock owned jointly by Mr. Biagas and his wife.

(4)	Includes (i) 17,050 shares of common stock jointly owned by Mr. Cook and his wife and (ii) 273 shares of common stock held in an IRA for the benefit of Mr. Cook.

(5)	Includes (i) 2,993 shares of common stock held in an IRA for the benefit of Mr. Cox, (ii) 3,316 shares of common stock held in an IRA for the benefit of Mr. Cox’s wife, for which Mr. Cox disclaims beneficial ownership and (iii) 1,533 shares of common stock registered in the name of Mr. Cox’s wife, for which Mr. Cox disclaims beneficial ownership.

(6)	Includes (i) 2,810 shares of common stock held in an IRA for the benefit of Mr. Garrett, (ii) 1,760 shares of common stock held in an IRA for the benefit of Mr. Garrett’s wife, for which Mr. Garrett disclaims beneficial ownership, (iii) 100 shares of common stock owned jointly by Mr. Garrett and his wife and (iv) 8,844 shares of common stock registered in the name of Mr. Garrett’s wife, for which Mr. Garrett disclaims beneficial ownership.

(7)	Mr. Gutin does not have or share voting power or investment power with regard to 1,122,756 shares of common stock and 1,191,522 shares of Series B Preferred Stock directly owned by GCP, an affiliate of GCP Capital of which Mr. Gutin serves as a managing director.

(8)	Includes 431 shares of common stock owned jointly by Mr. Harris and his wife.

(9)	Includes 15,243 shares of common stock held in an IRA for the benefit of Mr. Johnson.

(10)	Mr. Kilduff pledged 4,350 shares of common stock as collateral.

(11)	Includes (i) 5,507 shares of common stock held in an IRA for the benefit of Mr. Shearin and (ii) 60,700 shares of restricted stock subject to time-based or performance-based vesting restrictions over which Mr. Shearin has no investment power until such shares vest.

(12)	Includes 1,099 shares of common stock owned jointly by Mr. Taylor and his wife.

(13)	Includes (i) 1,168 shares of common stock registered in the name of Mr. Thompson’s wife, for which Mr. Thompson disclaims beneficial ownership and (ii) 6,423 shares of common stock owned jointly by Mr. Thompson and his wife.

(14)	Includes 5,000 shares of restricted stock subject to time-based or performance-based vesting restrictions over which Mr. Hanna has no investment power until such shares vest.

(15)	Includes 16,300 shares of restricted stock subject to time-based or performance-based vesting restrictions over which Mr. Sothen has no investment power until such shares vest.

(16)	Includes 16,300 shares of restricted stock subject to time-based or performance-based vesting restrictions over which Mr. Taylor has no investment power until such shares vest.

(17)	Includes 16,300 shares of restricted stock subject to time-based or performance-based vesting restrictions over which Mr. Thomas has no investment power until such shares vest.

(18)	Includes shares of common stock (including 35,200 shares of restricted stock subject to time-based or performance-based vesting restrictions over which the executive officers have no investment power until such shares vest) held by Executive Vice President and Chief Banking Officer of the Bank, Bruce T. Brockwell, Executive Vice President and Chief Operations Officer of the Bank, Dianna B. Emery and Executive Vice President and Chief Channel Distribution Officer of the Bank, Ann-Cabell Williams.

(19)	Based on 5,240,192 shares of Series B Preferred Stock issued and outstanding on March 24, 2017.

Change of Control

The Pending Merger, if consummated, will constitute a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2016, relating to shares of the Company’s common stock that may be issued under our 2003 Plan and our 2016 Equity Compensation Plan, which are the only compensation plans under which equity securities are authorized for issuance.

			(c)
			Number of Securities
			Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities to Be	Weighted Average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
Equity Compensation Plans
Approved by Shareholders:
2003 Stock Incentive Plan (1)	36,500	$15.81	-
2016 Equity Compensation Plan	-	-	484,232
Equity Compensation Plans Not
Approved by Shareholders (2)	-	-	-
Total	36,500	$15.81	484,232

(1)	The 2003 Plan, amending and restating the 2000 Stock Option Plan, expired on April 17, 2013, and no further awards may be granted under the 2003 Plan. Certain awards previously granted under the 2003 Plan that were outstanding as of April 17, 2013 remain outstanding in accordance with their terms.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INFORMATION REGARDING BOARD OF DIRECTORS AND COMMITTEES

AND CORPORATE GOVERNANCE

Audit and Risk Oversight Committee.  For a description of the Audit and Risk Oversight Committee, please see Item 10 of this Amendment, which description is incorporated herein by reference.

Compensation Committee.  The Compensation Committee is a joint committee of the Boards of Directors of the Company and the Bank (referred to in this Amendment as the “Compensation Committee”). Each of the Committee’s members must serve as a director of both the Company and the Bank and is jointly appointed by the Boards of the Company and the Bank.

The Compensation Committee consists of Eric A. Johnson (Chairman), John F. Biagas, W. Rand Cook, F. L. Garrett, III, Boris M. Gutin and Ira C. Harris, Ph.D., CPA, all of whom are members of the Company’s Board of Directors and meet the independence requirements of NASDAQ. The same individuals served on the Compensation Committee during 2016. The Compensation Committee establishes the compensation to be paid to the executive officers, with the exception of the Company’s Chief Executive Officer for whom the Compensation Committee recommends compensation to be approved by the Company’s Board of Directors. The Compensation Committee (or authorized subcommittee) also administers all incentive and stock plans for the benefit of such officers and directors eligible to participate in such plans. The Committee met four times in 2016. The Compensation Committee operates under a Joint Charter adopted by the Company and Bank Boards. The Committee Charter is available to any shareholder upon request to the Corporate Secretary at Eastern Virginia Bankshares, Inc. at 10900 Nuckols Road, Suite 325, Glen Allen, Virginia 23060 and is available on the Company’s web page at www.evb.org under “Investor Relations — Governance Documents.” For additional information, see “Executive Compensation” in Item 11 of this Amendment.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of four directors, Michael E. Fiore, P.E. (Chairman), W. Rand Cook, William G. Cox and Jay T. Thompson, III, all of whom meet the independence requirements of NASDAQ. The same individuals served on the Nominating and Corporate Governance Committee during 2016, with the exception that Mr. Lewis, who also met the independence and eligibility requirements of NASDAQ and the SEC, also served on the Nominating and Corporate Governance Committee until his term expired at the 2016 Annual Meeting. The Committee met two times in 2016. The Committee operates under a Charter adopted by the Board. The Committee Charter is available to any shareholder upon request to the Corporate Secretary at Eastern Virginia Bankshares, Inc. at 10900 Nuckols Road, Suite 325, Glen Allen, Virginia 23060 and is available on the Company’s web page at www.evb.org under “Investor Relations — Governance Documents.”

Independence of the Directors

With the assistance of the Nominating and Corporate Governance Committee, the Board of Directors conducts an annual evaluation of the independence of each director, as independence is defined by the NASDAQ listing standards and the SEC. The Board has determined that all currently-serving non-employee directors (that is, all directors other than Mr. Shearin), who comprise a majority of the Company’s Board, satisfy the independence requirements as defined by the NASDAQ listing standards. In addition, the Board determined that Mr. Lewis satisfied the independence requirements as defined by the NASDAQ listing standards at all times during 2016 before his term expired at the 2016 Annual Meeting. In reaching these conclusions, the Board considered that the Company and the Bank provide services to, have relationships with, and otherwise conduct business with, companies of which certain members of the Board or members of their immediate families are or were directors, officers or managers.

Based on its evaluation, the Board of Directors concluded that none of our non-employee directors, or their immediate family members, employers or other associated parties, are engaged in relationships with us that would jeopardize their independence as defined by the NASDAQ listing standards. In addition to the transactions discussed under the heading “Certain Relationships and Related Transactions” below, the Board considered the following transactions between us and certain of our directors or their affiliates to determine whether such director was independent:

1.	we obtained some degree of legal services from William L. Lewis, PC, of which Mr. Lewis was the managing partner;
2.	we obtain some degree of legal services from W. Leslie Kilduff, Jr., PLC, of which Mr. Kilduff is the managing partner;
3.	we obtain some degree of real estate services from Mason Realty, of which Mr. Johnson is a broker; and
4.	we obtain some degree of real estate services from Long and Foster Real Estate, of which Mr. Garrett is a realtor.

Certain Relationships and Related Transactions

Some of the directors and officers of the Company are at present, as in the past, customers of the Bank, and the Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. These transactions have been, and in the future will be made, on substantially the same terms, including interest rates on deposits and interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with parties not related to the Company or the Bank. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loans to related parties are approved by the Bank’s Board with the related party (or any director with a material interest in the related party) not present. The aggregate balance of loans to directors and executive officers of the Company and Bank totaled $10.5 million at December 31, 2016, or 8.0% of the Company’s equity capital at that date.

Resource International, LTD (“Resource”), of which Mr. Fiore is President and co-owner, and Kings Charter Properties, LLC (“Kings Charter”), of which Mr. Fiore is a member, have loans currently outstanding with the Bank that, at December 31, 2016 were classified as “substandard.” With respect to the three loans by the Bank to Resource, these loans had an aggregate outstanding principal balance of $1.6 million at December 31, 2016, and the Bank collected interest payments on these loans of $93 thousand and principal payments of $280 thousand during 2016. The largest aggregate principal amount outstanding since January 1, 2016 was $1.6 million. With respect to the one loan by the Bank to Kings Charter, this loan had an aggregate outstanding principal balance of $1.4 million at December 31, 2016, and the Bank collected interest payments on this loan of $72 thousand and principal payments of $83 thousand during 2016. The largest aggregate principal amount outstanding since January 1, 2016 was $1.5 million. These loans to Resource and Kings Charter have not experienced delinquencies in principal or interest payments. However, the Bank had classified these loans as “substandard” under its loan classification system based on the financial condition of Resource and Kings Charter. Mr. Fiore, Resource and Kings Charter continue to work with the Company and the Bank to ensure that these loans remain current.

For additional information about other transactions between the Company or the Bank and directors or entities in which a director has an interest, please see “Independence of the Directors” beginning on page 37 of this Amendment.

There were no other transactions since the beginning of 2016 between the Company’s directors or officers and the Company or the Bank, nor are there any proposed transactions in which the amount involved exceeds $120,000.

Additionally, there are no legal proceedings to which any director, officer or principal shareholder, or any affiliate thereof is a party that are adverse to the Company or any of its subsidiaries or involve a material interest adverse to the Company or any of its subsidiaries.

The Board of Directors and the Company are committed to maintaining the highest legal and ethical conduct while fulfilling their responsibilities, and recognize that certain related party transactions can present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than the best interests of the Company and its shareholders. Accordingly, as a general matter, it is the Company’s preference to avoid related party transactions. Nevertheless, the Company recognizes that there are situations where related party transactions may be in, or may not be inconsistent with, the best interests of the Company and its shareholders, including but not limited to situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Parties on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

“Related Parties” include directors, executive officers, shareholders known to own 5% or more of the Company’s voting stock, immediate family members of these persons, or any entity owned or controlled by these persons.

To the extent required under SEC rules, any transactions with a related party exceeding $120,000 that are determined to be directly or indirectly material to the related party are disclosed in the Company’s proxy statements. While the Company has not adopted a stand-alone written policy with respect to the review, approval and ratification of transactions with related parties, pursuant to the Company’s Corporate Governance Guidelines, the Audit and Risk Oversight Committee reviews any related party transaction, except for extensions of credit, which are reviewed and approved by the Bank Board pursuant to the Bank’s written procedures for loans to insiders under Regulation O. Any member of the Audit and Risk Oversight Committee or Bank Board who is a Related Party with respect to a transaction under review by the Committee does not participate in the deliberations or vote on such transaction.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The following table presents the fees billed for professional audit services rendered by Yount, Hyde & Barbour, P.C. for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by Yount, Hyde & Barbour, P.C. during those periods.

Independent Public Accountants’ Fees

	2016		2015
	Fees	Percentage	Fees	Percentage
Audit fees (1)	$172,000	93.6%	$176,950	92.0%
Tax fees (2)	11,830	6.4%	15,312	8.0%
	$183,830	100.0%	$192,262	100.0%

(1)	Audit fees consist of fees paid for audit and review services and consents. This includes reviews of documents filed with the SEC, including, in 2016, the filing of Forms S-3 and S-8 and in 2015, the filing of Forms S-3, S-4 and S-4/A. Fees also include attestation regarding the adequacy of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

(2)	Tax fees consist of fees paid for preparation of federal and state income tax returns, and consultation regarding tax compliance issues.

Pre-Approved Services

All of the audit services and non-audit services that were rendered by Yount, Hyde & Barbour, P.C. were pre-approved by the Audit and Risk Oversight Committee, which concluded that the provision of such services by Yount, Hyde & Barbour, P.C. was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions. Although the Audit and Risk Oversight Committee does not maintain a formal policy for the pre-approval of audit and non-audit services, the Audit and Risk Oversight Committee generally pre-approves such services as part of the committee’s approval of the scope of the engagement of the independent registered public accountant. If any non-audit services are desired that were not so pre-approved, the Audit and Risk Oversight Committee generally pre-approves these services as necessary on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The response to this portion of Item 15 was previously filed with the Original 10-K Filing on March 15, 2017.

(a)(2) The response to this portion of Item 15 was previously filed with the Original 10-K Filing on March 15, 2017.

(a)(3) Exhibits

The following exhibits are filed as part of this Amendment and this list includes the Exhibit Index.

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

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*

10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*

10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*

10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016).*

10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2016).*

10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*

10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*

10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014 (incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*

10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*

10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*

10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*

10.25	Description of Annual Bonus Plan for Key Executives.ǂ*

10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).

10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).

10.28	Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed May 24, 2016).*

10.29	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed November 21, 2016).*

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.ǂ

23.1	Consent of Yount, Hyde & Barbour, P.C.ǂ

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.ǂ

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.ǂ

31.3	Rule 13a-14(a) Certification of Chief Executive Officer.#

31.4	Rule 13a-14(a) Certification of Chief Financial Officer.#

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.ǂ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.ǂ

101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.ǂ

* Management contract or compensatory plan or arrangement.

# Filed herewith.

ǂ Incorporated by reference to the corresponding exhibit to the Original 10-K Filing.

(b) Exhibits – See exhibit index included in Item 15(a)(3) above.

(c) Financial Statement Schedules – See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN VIRGINIA BANKSHARES, INC.

(Registrant)

By:	/s/ Joe A. Shearin	Date:	May 1, 2017
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

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

10.1	Eastern Virginia Bankshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2003 Proxy Statement filed March 24, 2003).*

10.2	Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2007 Proxy Statement filed March 21, 2007.*

10.3	Amended and Restated Employment Agreement dated as of January 1, 2008 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.3.1	Amendment to Amended and Restated Employment Agreement, dated as of March 19, 2015 between Eastern Virginia Bankshares, Inc. and Joe A. Shearin (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 23, 2015).*

10.6	Amended and Restated Employment Agreement dated as of January 10, 2008, between Eastern Virginia Bankshares, Inc. and James S. Thomas (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 10, 2009).*

10.10	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 19, 2010).*

10.13	Form of TARP-compliant Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 6, 2012).*

10.14	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.15	Securities Purchase Agreement, dated as of March 26, 2013, between Eastern Virginia Bankshares, Inc. and GCP III EVB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.16	Form of Securities Purchase Agreement between Eastern Virginia Bankshares, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2013).

10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016).*

10.19	Non-employee directors’ annual compensation for Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2016).*

10.20	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed October 16, 2014).*

10.21	Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).*

10.21.1	First Amendment to Eastern Virginia Bankshares, Inc. Supplemental Executive Retirement Plan, effective as of November 20, 2014 (incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*

10.22	Employment Agreement, effective November 20, 2014, between Eastern Virginia Bankshares, Inc. and Mark C. Hanna (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*

10.23	Form of Split Dollar Insurance Agreement between EVB and each of the executive officers of the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2015).*

10.24	Eastern Virginia Bankshares, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed March 23, 2015).*

10.25	Description of Annual Bonus Plan for Key Executives.ǂ*

10.26	Subordinated Note Purchase Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed April 24, 2015).

10.27	Registration Rights Agreement, dated April 22, 2015, by and among Eastern Virginia Bankshares, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed April 24, 2015).

10.28	Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed May 24, 2016).*

10.29	Form of Time-Based and Performance-Based Restricted Stock Agreement under Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed November 21, 2016).*

21.1	Subsidiaries of Eastern Virginia Bankshares, Inc.ǂ

23.1	Consent of Yount, Hyde & Barbour, P.C.ǂ

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.ǂ

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.ǂ

31.3	Rule 13a-14(a) Certification of Chief Executive Officer.#

31.4	Rule 13a-14(a) Certification of Chief Financial Officer.#

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.ǂ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.ǂ

101	The following materials from Eastern Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.ǂ

* Management contract or compensatory plan or arrangement.

# Filed herewith.

ǂ Incorporated by reference to the corresponding exhibit to the Original 10-K Filing.

