Form 10-Q
period 2017-03-31
EASTERN VIRGINIA BANKSHARES INC
filed 2017-05-08
CIK 1047170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2017 was 13,112,393.

EASTERN VIRGINIA BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016*
Assets:	(unaudited)
Cash and due from banks	$4,797	$4,997
Interest bearing deposits with banks	16,648	11,919
Federal funds sold	924	699
Securities available for sale, at fair value	230,593	219,632
Securities held to maturity, at carrying value (fair value of $27,090 and $28,735, respectively)	26,230	27,956
Restricted securities, at cost	9,557	11,557
Loans, net of allowance for loan losses of $10,952 and $11,270, respectively	1,060,504	1,021,961
Deferred income taxes, net	11,275	12,419
Bank premises and equipment, net	23,965	27,694
Assets held for sale	2,970	-
Accrued interest receivable	4,921	4,705
Other real estate owned, net of valuation allowance of $49 and $36, respectively	1,631	2,656
Goodwill	17,081	17,081
Bank owned life insurance	25,885	25,734
Other assets	9,620	9,583
Total assets	$1,446,601	$1,398,593

Liabilities and Shareholders' Equity:
Liabilities
Noninterest-bearing demand accounts	$225,976	$209,138
Interest-bearing deposits	920,679	842,223
Total deposits	1,146,655	1,051,361
Federal funds purchased and repurchase agreements	5,460	5,140
Short-term borrowings	123,890	173,650
Junior subordinated debt	10,310	10,310
Senior subordinated debt	19,151	19,125
Accrued interest payable	1,128	752
Other liabilities	7,064	7,055
Total liabilities	1,313,658	1,267,393

Shareholders' Equity
Preferred stock, $2 par value per share, authorized 10,000,000 shares, issued and outstanding:
Series B; 5,240,192 shares non-voting mandatorily convertible non-cumulative preferred	10,480	10,480
Common stock, $2 par value per share, authorized 50,000,000 shares, issued and outstanding 13,112,393 and 13,116,600 including
152,750 and 168,000 nonvested shares in 2017 and 2016, respectively	25,919	25,897
Surplus	49,336	49,321
Retained earnings	52,281	51,051
Accumulated other comprehensive loss, net	(5,073)	(5,549)
Total shareholders' equity	132,943	131,200
Total liabilities and shareholders' equity	$1,446,601	$1,398,593

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Interest and Dividend Income
Interest and fees on loans	$12,417	$10,953
Interest on investments:
Taxable interest income	1,377	1,506
Tax exempt interest income	52	70
Dividends	138	115
Interest on deposits with banks	27	10
Interest on federal funds sold	2	-
Total interest and dividend income	14,013	12,654

Interest Expense
Deposits	1,354	1,071
Federal funds purchased and repurchase agreements	6	7
Short-term borrowings	257	122
Junior subordinated debt	99	88
Senior subordinated debt	351	351
Total interest expense	2,067	1,639
Net interest income	11,946	11,015
Provision for Loan Losses	-	17
Net interest income after provision for loan losses	11,946	10,998
Noninterest Income
Service charges and fees on deposit accounts	743	739
Debit card/ATM fees	417	397
Gain on sale of available for sale securities, net	2	65
Gain (loss) on sale of bank premises and equipment	8	(4)
Earnings on bank owned life insurance policies	150	159
Other operating income	242	195
Total noninterest income	1,562	1,551
Noninterest Expenses
Salaries and employee benefits	5,790	5,248
Occupancy and equipment expenses	1,476	1,430
Telephone	263	208
FDIC expense	198	203
Consultant fees	155	222
Collection, repossession and other real estate owned	211	165
Marketing and advertising	233	461
Loss on sale of other real estate owned	233	1
Impairment losses on other real estate owned	31	-
Merger and merger related expenses	478	-
Other operating expenses	1,761	1,481
Total noninterest expenses	10,829	9,419
Income before income taxes	2,679	3,130
Income Tax Expense	899	903
Net Income	$1,780	$2,227

Net income per common share: basic and diluted	$0.10	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$1,780	$2,227
Other comprehensive income, net of tax:
Unrealized securities gains arising during
period (net of tax, $237 and $1,210, respectively)	458	2,350
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity (net of tax, $10 and $10, respectively)	19	18
Less: reclassification adjustment for securities gains
included in net income (net of tax, ($1) and ($22), respectively)	(1)	(43)
Other comprehensive income	476	2,325
Comprehensive income	$2,256	$4,552

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2017 and 2016

(dollars in thousands)

					Accumulated
		Preferred			Other
	Common	Stock		Retained	Comprehensive
	Stock	Series B	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2015	$25,817	$10,480	$48,923	$44,941	$(3,886)	$126,275
Net income	-	-	-	2,227	-	2,227
Other comprehensive income	-	-	-	-	2,325	2,325
Cash dividends - preferred stock, Series B	-	-	-	(105)	-	(105)
Cash dividends - common stock ($0.02 per share)	-	-	-	(260)	-	(260)
Repurchase of common stock	(3)	-	(6)	-	-	(9)
Stock based compensation	-	-	61	-	-	61
Restricted common stock vested	18	-	(18)	-	-	-
Balance, March 31, 2016	$25,832	$10,480	$48,960	$46,803	$(1,561)	$130,514

Balance, December 31, 2016	$25,897	$10,480	$49,321	$51,051	$(5,549)	$131,200
Net income	-	-	-	1,780	-	1,780
Other comprehensive income	-	-	-	-	476	476
Cash dividends - preferred stock, Series B	-	-	-	(157)	-	(157)
Cash dividends - common stock ($0.03 per share)	-	-	-	(393)	-	(393)
Repurchase of common stock	(9)	-	(36)	-	-	(45)
Stock based compensation	-	-	82	-	-	82
Restricted common stock vested	31	-	(31)	-	-	-
Balance, March 31, 2017	$25,919	$10,480	$49,336	$52,281	$(5,073)	$132,943

The accompanying notes are an integral part of the consolidated financial statements.

Eastern Virginia Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$1,780	$2,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	17
Depreciation and amortization	613	633
Stock based compensation	82	61
Amortization of debt issuance costs	26	26
Net accretion of certain acquisition related fair value adjustments	(51)	(56)
Net amortization of premiums and accretion of discounts
on investment securities, net	618	636
(Gain) on sale of available for sale securities, net	(2)	(65)
(Gain) loss on sale of bank premises and equipment	(8)	4
Loss on sale of other real estate owned	233	1
Impairment losses on other real estate owned	31	-
Loss on LLC investments	12	24
Earnings on bank owned life insurance policies	(150)	(159)
Net change in:
Deferred taxes	899	913
Accrued interest receivable	(216)	(431)
Other assets	(98)	343
Accrued interest payable	376	326
Other liabilities	9	(90)
Net cash provided by operating activities	4,154	4,410
Investing Activities:
Purchase of securities available for sale	(21,507)	(22,238)
Purchase of restricted securities	(1,725)	(3,128)
Purchases of bank premises and equipment	(362)	(574)
Purchases of loans	(6,872)	(5,372)
Improvements to other real estate owned	(13)	-
Net change in loans	(32,095)	(23,551)
Proceeds from:
Maturities, calls, and paydowns of securities available for sale	8,024	6,776
Maturities, calls, and paydowns of securities held to maturity	1,644	146
Sale of securities available for sale	2,709	12,931
Sale of restricted securities	3,725	3,042
Sale of bank premises and equipment	516	-
Sale of other real estate owned	1,299	87
Net cash (used in) investing activities	(44,657)	(31,881)
Financing Activities:
Net change in:
Demand, interest-bearing demand and savings deposits	59,945	6,773
Time deposits	35,347	3,378
Federal funds purchased and repurchase agreements	320	994
Short-term borrowings	(49,760)	147
Debt issuance costs	-	(2)
Repurchase of common stock	(45)	(9)
Dividends paid - preferred stock, Series B	(157)	(105)
Dividends paid - common stock	(393)	(260)
Net cash provided by financing activities	45,257	10,916
Net increase (decrease) in cash and cash equivalents	4,754	(16,555)
Cash and cash equivalents, December 31	17,615	31,955
Cash and cash equivalents, March 31	$22,369	$15,400
Supplemental disclosure:
Interest paid	$1,691	$1,313
Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on securities available for sale	$693	$3,495
Loans transferred to other real estate owned	$(525)	$(466)
Reclassification of bank premises and equipment to assets held for sale	$(2,970)	$-

The accompanying notes are an integral part of the consolidated financial statements.

EASTERN VIRGINIA BANKSHARES, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Eastern Virginia Bankshares, Inc. (the “Company”) and its subsidiaries, EVB Statutory Trust I (the “Trust”), which is unconsolidated, and EVB (the “Bank”) and its subsidiaries, are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to the Trust is reported as a liability of the Company.

Nature of Operations

Eastern Virginia Bankshares, Inc. is a bank holding company that was organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997 and commenced operations on December 29, 1997. The Company was headquartered in Tappahannock, Virginia until October 2016 at which time it was relocated to Glen Allen, Virginia. The Company conducts its primary operations through its wholly-owned bank subsidiary, EVB, which is headquartered in Tappahannock, Virginia. Two of EVB’s three predecessor banks, Bank of Northumberland, Inc. and Southside Bank, were established in 1910. The third bank, Hanover Bank, was established as a de novo bank in 2000. In April 2006, these three banks were merged and the surviving bank was re-branded as EVB. Additionally, the Company acquired Virginia Company Bank (“VCB”) on November 14, 2014 and merged VCB with and into the Bank, with the Bank surviving, thus adding three additional branches to the Bank located in Hampton, Newport News and Williamsburg, respectively. On December 13, 2016, the Company entered into an Agreement and Plan of Merger to merge with and into Southern National Bancorp of Virginia, Inc. (“Southern National”), with Southern National surviving (such transaction, the “Pending Merger”). The Pending Merger, which is expected to be completed by the third quarter of 2017, is subject to the approval of the shareholders of both companies, as well as customary closing conditions.

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

On October 1, 2014, the Bank acquired a 6.0% ownership interest in Bankers Title, LLC. Bankers Title, LLC is a multi-bank owned title agency providing a full range of title insurance settlement and related financial services. The Bank has a 2.94% ownership interest in Bankers Insurance, LLC, which primarily sells insurance products to customers of the Bank, and other financial institutions that have an equity interest in the agency. The Bank also has a 100% ownership interest in Dunston Hall LLC and POS LLC which were formed to hold the title to real estate acquired by the Bank upon foreclosure on property of real estate secured loans. The financial position and operating results of all of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EVBS.”

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, loans acquired in a business combination, impairment of loans, impairment of securities, the valuation of other real estate owned (or “OREO”), the valuation of assets held for sale, the projected benefit obligation under the defined benefit pension plan, the valuation of deferred income taxes and goodwill impairment. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these interim financial statements, have been made. Certain prior year amounts have been reclassified to conform to the 2017 presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will be required to use additional forward-looking information when determining their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for public companies that file reports with the SEC for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

Note 2. Investment Securities

The amortized cost and fair value, with gross unrealized gains and losses, of investment securities at March 31, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
SBA Pool securities	$60,144	$6	$1,083	$59,067
Agency residential mortgage-backed securities*	28,988	-	950	28,038
Agency commercial mortgage-backed securities	28,480	1	484	27,997
Agency CMO securities	59,162	39	1,054	58,147
Non agency CMO securities*	37	-	-	37
State and political subdivisions	56,208	153	1,067	55,294
Corporate securities	2,000	13	-	2,013
Total	$235,019	$212	$4,638	$230,593

*The combined unrealized gains on these securities were less than $1.

(dollars in thousands)	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
SBA Pool securities	$58,787	$13	$1,081	$57,719
Agency residential mortgage-backed securities	26,710	9	890	25,829
Agency commercial mortgage-backed securities	28,522	-	670	27,852
Agency CMO securities	52,991	42	1,350	51,683
Non agency CMO securities*	43	-	-	43
State and political subdivisions	55,698	182	1,379	54,501
Corporate securities	2,000	5	-	2,005
Total	$224,751	$251	$5,370	$219,632

*The combined unrealized gains on these securities were less than $1.

(dollars in thousands)	March 31, 2017
		Net Unrealized
		Losses		Gross	Gross
	Amortized	Recorded	Carrying	Unrealized	Unrealized	Fair
	Cost	in AOCI*	Value	Gains	Losses	Value
Held to Maturity:
Agency CMO securities	$9,139	$31	$9,108	$170	$7	$9,271
State and political subdivisions	17,486	364	17,122	703	6	17,819
Total	$26,625	$395	$26,230	$873	$13	$27,090

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

There were no investment securities classified as “Trading” at March 31, 2017 or December 31, 2016. During the fourth quarter of 2013, the Company transferred investment securities with an amortized cost of $35.5 million, previously designated as “Available for Sale,” to “Held to Maturity” classification. The fair value of those investment securities as of the date of the transfer was $34.5 million, reflecting a gross unrealized loss of $994 thousand. The gross unrealized loss net of tax at the time of transfer remained in Accumulated Other Comprehensive Income (Loss) and is being amortized over the remaining life of the investment securities as an adjustment to interest income.

At March 31, 2017, the Company’s mortgage-backed investment securities consisted of commercial and residential mortgage-backed investment securities. The Company’s mortgage-backed investment securities are all backed by an Agency of the U.S. government and rated Aaa and AA+ by Moody and S&P, respectively, with no subprime issues.

The amortized cost, carrying value and fair value of investment securities at March 31, 2017, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	March 31, 2017
Available for Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,051	$2,037
Due after one year through five years	96,336	94,885
Due after five years through ten years	121,617	118,889
Due after ten years	15,015	14,782
Total	$235,019	$230,593

(dollars in thousands)	March 31, 2017
Held to Maturity:	Carrying Value	Fair Value

Due after one year through five years	$23,789	$24,568
Due after five years through ten years	1,693	1,781
Due after ten years	748	741
Total	$26,230	$27,090

The following table presents the gross realized gains and losses on the sale of investment securities available for sale and proceeds from the sale of investment securities available for sale during the three months ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Realized gains (losses):
Gross realized gains	$2	$84
Gross realized (losses)	-	(19)
Net realized gains	$2	$65
Proceeds from sales of investment securities
available for sale	$2,709	$12,931

Proceeds from maturities, calls and paydowns of investment securities available for sale for the three months ended March 31, 2017 and 2016 were $8.0 million and $6.8 million, respectively. Proceeds from maturities, calls and paydowns of investment securities held to maturity for the three months ended March 31, 2017 and 2016 were $1.6 million and $146 thousand, respectively.

The Company pledges investment securities to secure public deposits, balances with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and repurchase agreements. Investment securities with an aggregate book value of $39.3 million and an aggregate fair value of $39.8 million were pledged at March 31, 2017. Investment securities with an aggregate book of $57.9 million and an aggregate fair value of $58.1 million were pledged at December 31, 2016.

Investment securities in an unrealized loss position at March 31, 2017, by duration of the period of the unrealized loss, are shown below:

	March 31, 2017
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Investment Securities	Value	Loss	Value	Loss	Value	Loss
SBA Pool securities	$32,249	$556	$18,469	$527	$50,718	$1,083
Agency residential mortgage-backed securities	21,989	875	3,949	75	25,938	950
Agency commercial mortgage-backed securities	25,966	484	-	-	25,966	484
Agency CMO securities	41,876	800	8,349	261	50,225	1,061
State and political subdivisions	35,914	1,009	2,170	64	38,084	1,073
Total	$157,994	$3,724	$32,937	$927	$190,931	$4,651

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

Based on the Company’s evaluation, management does not believe any unrealized losses at March 31, 2017 represent an other-than-temporary impairment as these unrealized losses are primarily attributable to current financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2016 causing bond prices to decline and are not attributable to credit deterioration. During the first three months of 2017, unrealized losses declined due to decreases in interest rates, which caused bond prices to increase. At March 31, 2017, there were 153 debt investment securities with fair values totaling $190.9 million considered temporarily impaired. Of these debt investment securities, 124 with fair values totaling $158.0 million were in an unrealized loss position of less than 12 months and 29 with fair values totaling $32.9 million were in an unrealized loss position of 12 months or more. Because the Company intends to hold these investments in debt securities until recovery of the amortized cost basis and it is more likely than not that the Company will not be required to sell these investment securities before a recovery of unrealized losses, the Company does not consider these investment securities to be other-than-temporarily impaired at March 31, 2017 and no impairment has been recognized. At March 31, 2017, there were no equity investment securities in an unrealized loss position.

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $6.5 million and $8.5 million at March 31, 2017 and December 31, 2016, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Because the FHLB generated positive net income for each quarterly period beginning April 1, 2016, and ending March 31, 2017, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2017 and no impairment has been recognized. FHLB stock is included in a separate line item on the consolidated balance sheets (Restricted securities, at cost) and is not part of the Company’s investment securities portfolio. The Company’s restricted securities also include investments in the Reserve Bank and Community Bankers Bank totaling $3.0 million at both March 31, 2017 and December 31, 2016, which are carried at cost.

Note 3. Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the Company’s total gross loans at the dates indicated:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, industrial and agricultural	$150,469	14.04%	$148,963	14.42%
Real estate - one to four family residential:
Closed end first and seconds	212,758	19.85%	215,462	20.85%
Home equity lines	124,192	11.59%	122,506	11.85%
Total real estate - one to four family residential	336,950	31.44%	337,968	32.70%
Real estate - multifamily residential	31,569	2.95%	32,400	3.14%
Real estate - construction:
One to four family residential	18,822	1.76%	16,204	1.57%
Other construction, land development and other land	104,277	9.73%	92,466	8.95%
Total real estate - construction	123,099	11.49%	108,670	10.52%
Real estate - farmland	11,229	1.05%	11,289	1.09%
Real estate - non-farm, non-residential:
Owner occupied	216,597	20.22%	201,284	19.48%
Non-owner occupied	146,464	13.67%	139,649	13.52%
Total real estate - non-farm, non-residential	363,061	33.89%	340,933	33.00%
Consumer	44,303	4.13%	42,403	4.10%
Other	10,776	1.01%	10,605	1.03%
Total loans	1,071,456	100.00%	1,033,231	100.00%
Less allowance for loan losses	(10,952)		(11,270)
Loans, net	$1,060,504		$1,021,961

Deferred costs, net of deferred fees, are included in the table above and totaled $1.8 million for both March 31, 2017 and December 31, 2016.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$45	$-	$58	$103	$150,366	$150,469
Real estate - one to four family residential:
Closed end first and seconds	1,237	444	3,773	5,454	207,304	212,758
Home equity lines	301	-	150	451	123,741	124,192
Total real estate - one to four family residential	1,538	444	3,923	5,905	331,045	336,950
Real estate - multifamily residential	-	-	-	-	31,569	31,569
Real estate - construction:
One to four family residential	-	-	191	191	18,631	18,822
Other construction, land development and other land	-	-	-	-	104,277	104,277
Total real estate - construction	-	-	191	191	122,908	123,099
Real estate - farmland	-	-	-	-	11,229	11,229
Real estate - non-farm, non-residential:
Owner occupied	28	70	634	732	215,865	216,597
Non-owner occupied	92	-	-	92	146,372	146,464
Total real estate - non-farm, non-residential	120	70	634	824	362,237	363,061
Consumer	17	12	17	46	44,257	44,303
Other	-	-	-	-	10,776	10,776
Total loans	$1,720	$526	$4,823	$7,069	$1,064,387	$1,071,456

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current*	Total Loans
Commercial, industrial and agricultural	$118	$89	$166	$373	$148,590	$148,963
Real estate - one to four family residential:
Closed end first and seconds	3,408	1,472	3,505	8,385	207,077	215,462
Home equity lines	92	219	369	680	121,826	122,506
Total real estate - one to four family residential	3,500	1,691	3,874	9,065	328,903	337,968
Real estate - multifamily residential	-	-	-	-	32,400	32,400
Real estate - construction:
One to four family residential	240	-	15	255	15,949	16,204
Other construction, land development and other land	-	-	-	-	92,466	92,466
Total real estate - construction	240	-	15	255	108,415	108,670
Real estate - farmland	-	-	-	-	11,289	11,289
Real estate - non-farm, non-residential:
Owner occupied	61	-	225	286	200,998	201,284
Non-owner occupied	-	-	-	-	139,649	139,649
Total real estate - non-farm, non-residential	61	-	225	286	340,647	340,933
Consumer	77	7	17	101	42,302	42,403
Other	-	-	-	-	10,605	10,605
Total loans	$3,996	$1,787	$4,297	$10,080	$1,023,151	$1,033,231

*For purposes of this table only, the "Total Current" column includes loans that are 1-29 days past due.

The following table presents nonaccrual loans, loans past due 90 days and accruing interest and troubled debt restructurings (accruing) at the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans	$5,606	$5,181
Loans past due 90 days and accruing interest	1,272	1,341
Troubled debt restructurings (accruing)	10,669	10,441

At March 31, 2017 and December 31, 2016, there were approximately $1.8 million and $2.2 million, respectively, in troubled debt restructurings (“TDRs”) included in nonaccrual loans.

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

Outstanding principal balance and the carrying amount of loans acquired pursuant to the Company’s acquisition of VCB (or “Acquired Loans”) that were recorded at fair value at the acquisition date and are included in the consolidated balance sheet at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Acquired			Acquired
	Loans -	Acquired		Loans -	Acquired
	Purchased	Loans -	Acquired	Purchased	Loans -	Acquired
	Credit	Purchased	Loans -	Credit	Purchased	Loans -
(dollars in thousands)	Impaired	Performing	Total	Impaired	Performing	Total
Commercial, industrial and agricultural	$393	$2,341	$2,734	$420	$2,452	$2,872
Real estate - one to four family residential:
Closed end first and seconds	1,136	4,730	5,866	1,135	4,914	6,049
Home equity lines	32	7,991	8,023	32	8,417	8,449
Total real estate - one to four family residential	1,168	12,721	13,889	1,167	13,331	14,498
Real estate - multifamily residential	-	1,566	1,566	-	1,652	1,652
Real estate - construction:
One to four family residential	-	353	353	-	360	360
Other construction, land development and other land	236	115	351	252	2,182	2,434
Total real estate - construction	236	468	704	252	2,542	2,794
Real estate - farmland	-	-	-	-	-	-
Real estate - non-farm, non-residential:
Owner occupied	2,527	10,846	13,373	2,988	12,298	15,286
Non-owner occupied	943	6,084	7,027	1,475	6,639	8,114
Total real estate - non-farm, non-residential	3,470	16,930	20,400	4,463	18,937	23,400
Consumer	-	138	138	-	148	148
Other	-	476	476	-	642	642
Total loans	$5,267	$34,640	$39,907	$6,302	$39,704	$46,006

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days and accruing interest by class at March 31, 2017 and December 31, 2016:

			Over 90 Days Past
	Nonaccrual		Due and Accruing
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2017	2016	2017	2016
Commercial, industrial and agricultural	$758	$784	$-	$-
Real estate - one to four family residential:
Closed end first and seconds	3,290	3,240	1,136	1,135
Home equity lines	324	543	-	-
Total real estate - one to four family residential	3,614	3,783	1,136	1,135
Real estate - construction:
One to four family residential	191	15	-	-
Total real estate - construction	191	15	-	-
Real estate - non-farm, non-residential:
Owner occupied	1,026	578	136	206
Total real estate - non-farm, non-residential	1,026	578	136	206
Consumer	17	21	-	-
Total loans	$5,606	$5,181	$1,272	$1,341

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

The following table presents commercial loans by credit quality indicator at March 31, 2017:

						Acquired
						Loans -
						Purchased
		Special				Credit
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Impaired	Impaired	Total
Commercial, industrial and agricultural	$145,087	$3,066	$707	$28	$1,188	$393	$150,469
Real estate - multifamily residential	31,569	-	-	-	-	-	31,569
Real estate - construction:
One to four family residential	18,260	131	265	-	166	-	18,822
Other construction, land development and other land	96,695	-	210	-	7,136	236	104,277
Total real estate - construction	114,955	131	475	-	7,302	236	123,099
Real estate - farmland	7,239	3,481	-	-	509	-	11,229
Real estate - non-farm, non-residential:
Owner occupied	199,338	4,826	1,969	-	7,937	2,527	216,597
Non-owner occupied	136,290	1,193	680	-	7,358	943	146,464
Total real estate - non-farm, non-residential	335,628	6,019	2,649	-	15,295	3,470	363,061
Total commercial loans	$634,478	$12,697	$3,831	$28	$24,294	$4,099	$679,427

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

At March 31, 2017 and December 31, 2016, the Company did not have any loans classified as Loss.

The following table presents consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2017:

(dollars in thousands)	Performing	Nonperforming	Total
Real estate - one to four family residential:
Closed end first and seconds	$201,933	$10,825	$212,758
Home equity lines	123,817	375	124,192
Total real estate - one to four family residential	325,750	11,200	336,950
Consumer	43,985	318	44,303
Other	10,776	-	10,776
Total consumer loans	$380,511	$11,518	$392,029

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

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2017:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2017	Charge-offs	Recoveries	Provision	March 31, 2017
Commercial, industrial and agricultural	$3,035	$(207)	$98	$(265)	$2,661
Real estate - one to four family residential:
Closed end first and seconds	1,487	(193)	70	113	1,477
Home equity lines	653	(76)	3	(76)	504
Total real estate - one to four family residential	2,140	(269)	73	37	1,981
Real estate - multifamily residential	71	-	-	(22)	49
Real estate - construction:
One to four family residential	197	-	1	45	243
Other construction, land development and other land	2,632	-	-	427	3,059
Total real estate - construction	2,829	-	1	472	3,302
Real estate - farmland	157	-	-	(2)	155
Real estate - non-farm, non-residential:
Owner occupied	1,267	-	-	4	1,271
Non-owner occupied	584	-	-	(156)	428
Total real estate - non-farm, non-residential	1,851	-	-	(152)	1,699
Consumer	459	(9)	11	48	509
Other	728	(24)	8	(116)	596
Total	$11,270	$(509)	$191	$-	$10,952

The following table presents a rollforward of the Company’s allowance for loan losses for the three months ended March 31, 2016:

	Beginning				Ending
	Balance				Balance
(dollars in thousands)	January 1, 2016	Charge-offs	Recoveries	Provision	March 31, 2016
Commercial, industrial and agricultural	$1,894	$(46)	$26	$348	$2,222
Real estate - one to four family residential:
Closed end first and seconds	1,609	(373)	81	320	1,637
Home equity lines	795	-	12	312	1,119
Total real estate - one to four family residential	2,404	(373)	93	632	2,756
Real estate - multifamily residential	78	-	-	11	89
Real estate - construction:
One to four family residential	295	-	1	(9)	287
Other construction, land development and other land	2,423	-	-	(116)	2,307
Total real estate - construction	2,718	-	1	(125)	2,594
Real estate - farmland	272	-	-	4	276
Real estate - non-farm, non-residential:
Owner occupied	1,964	(208)	63	(470)	1,349
Non-owner occupied	1,241	-	61	(428)	874
Total real estate - non-farm, non-residential	3,205	(208)	124	(898)	2,223
Consumer	287	(33)	15	37	306
Other	469	(15)	8	8	470
Total	$11,327	$(675)	$267	$17	$10,936

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2017:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$638	$2,023	$-	$2,661	$1,188	$148,888	$393	$150,469
Real estate - one to four family residential:
Closed end first and seconds	557	903	17	1,477	7,052	204,570	1,136	212,758
Home equity lines	50	454	-	504	225	123,935	32	124,192
Total real estate - one to four family residential	607	1,357	17	1,981	7,277	328,505	1,168	336,950
Real estate - multifamily residential	-	49	-	49	-	31,569	-	31,569
Real estate - construction:
One to four family residential	54	189	-	243	166	18,656	-	18,822
Other construction, land development and other land	1,572	1,487	-	3,059	7,136	96,905	236	104,277
Total real estate - construction	1,626	1,676	-	3,302	7,302	115,561	236	123,099
Real estate - farmland	37	118	-	155	509	10,720	-	11,229
Real estate - non-farm, non-residential:
Owner occupied	449	822	-	1,271	7,937	206,133	2,527	216,597
Non-owner occupied	157	271	-	428	7,358	138,163	943	146,464
Total real estate - non-farm, non-residential	606	1,093	-	1,699	15,295	344,296	3,470	363,061
Consumer	59	450	-	509	301	44,002	-	44,303
Other	-	596	-	596	-	10,776	-	10,776
Total	$3,573	$7,362	$17	$10,952	$31,872	$1,034,317	$5,267	$1,071,456

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2016:

	Allowance allocated to loans:				Total Loans:
			Acquired				Acquired
	Individually	Collectively	loans -		Individually	Collectively	loans -
	evaluated	evaluated	purchased		evaluated	evaluated	purchased
	for	for	credit		for	for	credit
(dollars in thousands)	impairment	impairment	impaired	Total	impairment	impairment	impaired	Total
Commercial, industrial and agricultural	$865	$2,170	$-	$3,035	$1,640	$146,903	$420	$148,963
Real estate - one to four family residential:
Closed end first and seconds	416	1,054	17	1,487	7,110	207,217	1,135	215,462
Home equity lines	50	603	-	653	225	122,249	32	122,506
Total real estate - one to four family residential	466	1,657	17	2,140	7,335	329,466	1,167	337,968
Real estate - multifamily residential	-	71	-	71	-	32,400	-	32,400
Real estate - construction:
One to four family residential	55	142	-	197	170	16,034	-	16,204
Other construction, land development and other land	1,368	1,264	-	2,632	7,170	85,044	252	92,466
Total real estate - construction	1,423	1,406	-	2,829	7,340	101,078	252	108,670
Real estate - farmland	40	117	-	157	515	10,774	-	11,289
Real estate - non-farm, non-residential:
Owner occupied	321	946	-	1,267	7,645	190,651	2,988	201,284
Non-owner occupied	177	407	-	584	7,446	130,728	1,475	139,649
Total real estate - non-farm, non-residential	498	1,353	-	1,851	15,091	321,379	4,463	340,933
Consumer	63	396	-	459	309	42,094	-	42,403
Other	-	728	-	728	-	10,605	-	10,605
Total	$3,355	$7,898	$17	$11,270	$32,230	$994,699	$6,302	$1,033,231

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,188	$1,199	$550	$638	$638	$1,346	$20
Real estate - one to four family residential:
Closed end first and seconds	7,052	7,665	3,423	3,629	557	7,080	89
Home equity lines	225	225	175	50	50	225	1
Total real estate - one to four family residential	7,277	7,890	3,598	3,679	607	7,305	90
Real estate - construction:
One to four family residential	166	166	16	150	54	168	2
Other construction, land development and other land	7,136	7,136	1,745	5,391	1,572	7,144	95
Total real estate - construction	7,302	7,302	1,761	5,541	1,626	7,312	97
Real estate - farmland	509	512	257	252	37	512	8
Real estate - non-farm, non-residential:
Owner occupied	7,937	7,940	6,133	1,804	449	7,678	100
Non-owner occupied	7,358	7,358	6,097	1,261	157	7,608	77
Total real estate - non-farm, non-residential	15,295	15,298	12,230	3,065	606	15,286	177
Consumer	301	313	-	301	59	305	4
Total loans*	$31,872	$32,514	$18,396	$13,476	$3,573	$32,066	$396

*PCI loans are excluded from this table.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

			Recorded	Recorded
		Unpaid	Investment	Investment		Average	Interest
	Recorded	Principal	With No	With	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial, industrial and agricultural	$1,640	$1,640	$668	$972	$865	$1,094	$70
Real estate - one to four family residential:
Closed end first and seconds	7,110	7,712	3,760	3,350	416	6,893	393
Home equity lines	225	225	175	50	50	453	2
Total real estate - one to four family residential	7,335	7,937	3,935	3,400	466	7,346	395
Real estate - construction:
One to four family residential	170	170	17	153	55	178	8
Other construction, land development and other land	7,170	7,170	1,745	5,425	1,368	5,885	317
Total real estate - construction	7,340	7,340	1,762	5,578	1,423	6,063	325
Real estate - farmland	515	517	261	254	40	525	34
Real estate - non-farm, non-residential:
Owner occupied	7,645	7,647	6,195	1,450	321	6,176	407
Non-owner occupied	7,446	7,446	6,166	1,280	177	11,509	380
Total real estate - non-farm, non-residential	15,091	15,093	12,361	2,730	498	17,685	787
Consumer	309	322	3	306	63	323	17
Total loans*	$32,230	$32,849	$18,990	$13,240	$3,355	$33,036	$1,628

*PCI loans are excluded from this table.

Determining the fair value of purchased credit-impaired (“PCI”) loans at November 14, 2014 required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of the cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference and is not recorded. In accordance with U.S. GAAP, the Company did not “carry over” any allowances for loan losses that were reserved for the VCB loan portfolio prior to the Company’s acquisition of VCB. PCI loans had unpaid principal balances of $6.0 million and $7.1 million and recorded carrying values of $5.3 million and $6.3 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents a summary of the changes in the accretable yield of the PCI loan portfolio for the periods indicated:

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
(dollars in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$903	$1,280
Accretion	(110)	(129)
Reclassification of nonaccretable difference due to
improvement in expected cash flows	248	24
Other changes, net	583	46
Balance at end of period	$1,624	$1,221

The following table presents, by loan class, information related to loans modified as TDRs during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Balance	Balance*	Loans	Balance	Balance*
Commercial, industrial and agricultural	-	$-	$-	1	$68	$68
Real estate - one to four family residential:
Closed end first and seconds	1	112	111	1	41	41
Total	1	$112	$111	2	$109	$109

*The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following table presents, by loan class, information related to the loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended March 31, 2017 and 2016 and were modified as TDRs within the 12 months prior to default:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Balance	Loans	Balance
Real estate - one to four family residential:
Closed end first and seconds	2	$501	-	$-
Total	2	$501	-	$-

At March 31, 2017, $1.6 million in foreclosed residential real estate properties were included in OREO, and $127 thousand in residential real estate loans were in the process of foreclosure.

Note 4. Deferred Income Taxes

As of March 31, 2017 and December 31, 2016, the Company had recorded net deferred income tax assets of approximately $11.3 million and $12.4 million, respectively. The realization of deferred income tax assets is assessed quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors. Further, management has considered future reversals of existing taxable temporary differences and limited, prudent and feasible tax-planning strategies, such as changes in investment security income (tax-exempt to taxable), additional sales of loans and sales of branches/buildings with an appreciated asset value over the tax basis. Based upon an analysis of available evidence, management has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2017 and December 31, 2016 will be fully realized and therefore no valuation allowance to the Company’s deferred income tax assets was recorded. However, the Company can give no assurance that in the future its deferred income tax assets will not be impaired because such determination is based on projections of future earnings and the possible effect of certain transactions which are subject to uncertainty and based on estimates that may change due to changing economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

The Company’s ability to realize its deferred income tax assets may be limited if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). For additional information see Part I, Item 1A. “Risk Factors” included in the Company’s 2016 Form 10-K.

Note 5. Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Land and improvements	$5,208	$7,788
Buildings and leasehold improvements	25,460	29,091
Furniture, fixtures and equipment	15,455	21,152
Construction in progress	1,034	798
	47,157	58,829
Less accumulated depreciation	(23,192)	(31,135)
Net balance	$23,965	$27,694

Depreciation and amortization of bank premises and equipment for the three months ended March 31, 2017 and 2016 amounted to $613 thousand and $633 thousand, respectively.

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

The tables below present selected information on federal funds purchased and repurchase agreements during the three months ended March 31, 2017 and the year ended December 31, 2016:

Federal funds purchased
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance outstanding at period end	$1,500	$-
Maximum balance at any month end during the period	$1,500	$2,000
Average balance for the period	$26	$42
Weighted average rate for the period	0.60%	0.93%
Weighted average rate at period end	0.40%	0.00%

Repurchase agreements
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance outstanding at period end	$3,960	$5,140
Maximum balance at any month end during the period	$5,079	$11,942
Average balance for the period	$4,711	$5,777
Weighted average rate for the period	0.47%	0.47%
Weighted average rate at period end	0.47%	0.47%

Short-term borrowings. Short-term borrowings consist of advances from the FHLB, which are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. Short-term advances from the FHLB at March 31, 2017 consisted of $123.9 million in fixed rate one month advances. Short-term advances from the FHLB at December 31, 2016 consisted of $6.8 million using a daily rate credit, which is due on demand, and $166.9 million in fixed rate one month advances. Outstanding accrued interest at March 31, 2017 and December 31, 2016 totaled $54 thousand and $53 thousand, respectively.

The table below presents selected information on short-term borrowings during the three months ended March 31, 2017 and the year ended December 31, 2016:

Short-term borrowings
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance outstanding at period end	$123,890	$173,650
Maximum balance at any month end during the period	$171,625	$173,650
Average balance for the period	$150,675	$119,366
Weighted average rate for the period	0.69%	0.43%
Weighted average rate at period end	0.79%	0.53%

Long-term borrowings. From time to time, the Company may obtain long-term borrowings from the FHLB, which consist of advances from the FHLB that are secured by a blanket floating lien on all qualifying closed-end and revolving open-end loans that are secured by one to four family residential properties. At March 31, 2017 and December 31, 2016, the Company had no long-term FHLB advances outstanding.

The Company’s line of credit with the FHLB can equal up to 30% of the Company’s gross assets or approximately $419.4 million at March 31, 2017. This line of credit totaled $224.6 million with approximately $100.8 million available at March 31, 2017. As of March 31, 2017 and December 31, 2016, loans with a carrying value of $297.6 million and $301.0 million, respectively, are pledged to the FHLB as collateral for borrowings. Additional loans are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Note 7. Net Income Per Common Share

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

The following table shows the computation of basic and diluted net income per common share for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share amounts)	March 31, 2017	March 31, 2016
Basic Net Income Per Common Share
Net income	$1,780	$2,227
Less: Net income allocated to participating securities, Series B
Preferred Stock	508	639
Net income allocated to common shareholders	$1,272	$1,588
Weighted average common shares outstanding for basic net
income per common share	13,116,554	13,035,249
Basic net income per common share	$0.10	$0.12

Diluted Net Income Per Common Share
Net income	$1,780	$2,227
Weighted average common shares outstanding for basic net
income per common share	13,116,554	13,035,249
Effect of dilutive securities, stock options	-	-
Effect of dilutive securities, Series B Preferred Stock	5,240,192	5,240,192
Weighted average common shares outstanding for diluted net
income per common share	18,356,746	18,275,441
Diluted net income per common share	$0.10	$0.12

At March 31, 2017 and 2016, options to acquire 35,750 and 67,525 shares of common stock, respectively, were not included in computing diluted net income per common share for the three months ended March 31, 2017 and 2016 because their effects were anti-dilutive.

On June 12, 2013, the Company issued 5,240,192 shares of non-voting mandatorily convertible non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) through private placements to certain investors. Each share of Series B Preferred Stock can, under certain limited circumstances as set forth in the Company’s articles of incorporation, be converted into one share of the Company’s common stock, and is therefore reflected in the dilutive weighted average common shares outstanding. For more information related to the conversion rights of these preferred shares, see Note 11 – Preferred Stock.

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

On May 19, 2016, the Company’s shareholders approved the Eastern Virginia Bankshares, Inc. 2016 Equity Compensation Plan (the “2016 Plan”) to promote the success of the Company by providing incentives to key employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company and with growth in shareholder value consistent with the Company’s risk management practices. The 2016 Plan authorizes the Company to issue up to 500,000 additional shares of common stock pursuant to stock options, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards. There were 484,232 shares still available to be granted as awards under the 2016 Plan as of March 31, 2017.

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

Stock option compensation expense is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for each stock option award. There were no stock options granted or exercised in the three months ended March 31, 2017 and 2016. There was no remaining unrecognized compensation expense related to stock options at March 31, 2017, and there was no stock option compensation expense for three months ended March 31, 2017 and 2016.

A summary of the Company’s stock option activity and related information is as follows:

			Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value*
	Outstanding	Exercise Price	(in years)	(in thousands)
Stock options outstanding at December 31, 2016	36,500	$15.81
Forfeited	(750)	12.36
Stock options outstanding at March 31, 2017	35,750	$15.88	1.00	$-

Stock options exercisable at March 31, 2017	35,750	$15.88	1.00	$-

*Intrinsic value is the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date.

The table below summarizes information concerning stock options outstanding and exercisable at March 31, 2017:

Stock Options Outstanding and Exercisable
Exercise	Number	Weighted Average
Price	Outstanding	Remaining Term
$19.25	18,250	0.50 years
$12.36	17,500	1.50 years
$15.88	35,750	1.00 year

On April 29, 2016, the Company granted 6,500 shares of restricted stock under the 2007 Plan to various senior officers of the Bank. All of the shares are subject to time vesting over a one-year period and will vest on April 29, 2017. On March 24, 2016, the Company granted 65,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2017.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2019 to the extent certain financial performance requirements for fiscal year 2018 are met. On March 19, 2015, the Company granted 45,000 shares of restricted stock under the 2007 Plan to its executive officers. Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2016.  The remaining fifty percent (50%) of the shares are subject to performance vesting and will vest on March 31, 2018 to the extent certain financial performance requirements for fiscal year 2017 are met. On October 15, 2014, the Company granted 42,500 shares of restricted stock under the 2007 Plan to its executive officers.  Fifty percent (50%) of the shares are subject to time vesting in five equal annual installments beginning on March 31, 2015.  The remaining fifty percent (50%) of these shares were originally subject to performance vesting based on financial performance requirements for fiscal year 2016. However, in light of the Pending Merger and the fact that a comparison to the peer group was challenging as a result of the recent merger activity within the peer group, in March 2017 the Company’s compensation committee converted these shares into time-based restricted stock. In connection with the Pending Merger, all outstanding time and performance based shares of restricted stock will vest on an accelerated basis upon completing the Pending Merger.

For the three months ended March 31, 2017, restricted stock compensation expense was $82 thousand, compared to restricted stock compensation expense of $61 thousand for the same period in 2016, and in each case was included in salaries and employee benefits expense in the consolidated statements of income. Restricted stock compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.00 per share for the April 29, 2016 awards, $6.80 per share for the March 24, 2016 awards, $6.28 per share for the March 19, 2015 awards and $6.10 per share for the October 15, 2014 awards.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of March 31, 2017, and changes during the three months ended March 31, 2017, is presented below; the weighted average price is the weighted average fair value at the date of grant:

		Weighted-Average
	Shares	Price
Nonvested as of December 31, 2016	168,000	$6.41
Vested	(15,250)	6.45
Nonvested as of March 31, 2017	152,750	$6.40

At March 31, 2017, there was $557 thousand of total unrecognized compensation expense related to restricted stock awards. This unearned compensation is being amortized over the remaining vesting period for the time and performance based shares.

Note 9. Employee Benefit Plan – Pension

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

The Company made no contributions to the pension plan during 2016. In connection with the Pending Merger, the Company expects to fully fund the pension plan and terminate it effective May 1, 2017.

Components of net periodic pension expense (benefit) related to the Company’s pension plan were as follows for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Components of net periodic pension expense (benefit)
Interest cost	$86	$98
Expected return on plan assets	(36)	(158)
Amortization of prior service cost	2	2
Recognized net actuarial loss	30	27
Net periodic pension expense (benefit)	$82	$(31)

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

U.S. GAAP allows an entity the irrevocable option to elect fair value (the fair value option) for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any fair value option elections as of March 31, 2017.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2017 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2017
Assets
Securities available for sale
SBA Pool securities	$-	$59,067	$-	$59,067
Agency residential mortgage-backed securities	-	28,038	-	28,038
Agency commercial mortgage-backed securities	-	27,997	-	27,997
Agency CMO securities	-	58,147	-	58,147
Non agency CMO securities	-	37	-	37
State and political subdivisions	-	55,294	-	55,294
Corporate securities	-	2,013	-	2,013
Total securities available for sale	$-	$230,593	$-	$230,593

Assets Measured at Fair Value on a Recurring Basis at December 31, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Securities available for sale
SBA Pool securities	$-	$57,719	$-	$57,719
Agency residential mortgage-backed securities	-	25,829	-	25,829
Agency commercial mortgage-backed securities	-	27,852	-	27,852
Agency CMO securities	-	51,683	-	51,683
Non agency CMO securities	-	43	-	43
State and political subdivisions	-	54,501	-	54,501
Corporate securities	-	2,005	-	2,005
Total securities available for sale	$-	$219,632	$-	$219,632

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

Other Real Estate Owned. OREO is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a non-recurring basis. Any initial fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of income.

Assets Held For Sale. Assets held for sale are measured at fair value less cost to sell, based on real estate tax assessments or appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of income.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2017 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2017
Assets
Impaired loans	$-	$-	$9,903	$9,903
Other real estate owned	$-	$-	$1,631	$1,631
Assets held for sale	$-	$-	$2,970	$2,970

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2016 Using

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Impaired loans	$-	$-	$9,885	$9,885
Other real estate owned	$-	$-	$2,656	$2,656

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2017 and December 31, 2016:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2017

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$9,903	Discounted appraised value	Selling cost	6% - 24% (12%)
			Discount for lack of
			marketability and age
			of appraisal	0% - 20% (12%)

Other real estate owned	$1,631	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of
			marketability and age
			of appraisal	0% - 42% (6%)
Assets held for sale	$2,970	Discounted appraised value	Selling cost	6% (6%)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2016

(dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$9,885	Discounted appraised value	Selling cost	0% - 93% (13%)
			Discount for lack of
			marketability and age
			of appraisal	0% - 25% (7%)

Other real estate owned	$2,656	Discounted appraised value	Selling cost	10% (10%)
			Discount for lack of
			marketability and age
			of appraisal	0% - 40% (5%)

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

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty at the reporting date. At March 31, 2017 and December 31, 2016, the fair value of loan commitments, standby letters of credit and credit card guarantees are not significant and are not included in the table below.

The fair value and the carrying value of the Company’s recorded financial instruments are as follows:

		Fair Value Measurements at March 31, 2017 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	March 31,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Cash and short-term investments*	$5,721	$5,721	$-	$-	$5,721
Interest bearing deposits with banks	16,648	16,648	-	-	16,648
Securities available for sale	230,593	-	230,593	-	230,593
Securities held to maturity	26,230	-	27,090	-	27,090
Restricted securities	9,557	-	9,557	-	9,557
Loans, net	1,060,504	-	-	1,046,828	1,046,828
Bank owned life insurance	25,885	-	25,885	-	25,885
Accrued interest receivable	4,921	-	4,921	-	4,921
Total	$1,380,059	$22,369	$298,046	$1,046,828	$1,367,243

Liabilities:
Noninterest-bearing demand deposits	$225,976	$225,976	$-	$-	$225,976
Interest-bearing deposits	920,679	-	844,366	-	844,366
Short-term borrowings**	129,350	129,350	-	-	129,350
Junior subordinated debt	10,310	-	10,983	-	10,983
Senior subordinated debt***	19,151	-	19,580	-	19,580
Accrued interest payable	1,128	-	1,128	-	1,128
Total	$1,306,594	$355,326	$876,057	$-	$1,231,383

*	Includes federal funds sold.
**	Includes federal funds purchased and repurchase agreements.
***	Net of unamortized debt issuance costs of $849.

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable	Balance at
	Carrying	Identical Assets	Inputs	Inputs	December 31,
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and short-term investments*	$5,696	$5,696	$-	$-	$5,696
Interest bearing deposits with banks	11,919	11,919	-	-	11,919
Securities available for sale	219,632	-	219,632	-	219,632
Securities held to maturity	27,956	-	28,735	-	28,735
Restricted securities	11,557	-	11,557	-	11,557
Loans, net	1,021,961	-	-	1,012,425	1,012,425
Bank owned life insurance	25,734	-	25,734	-	25,734
Accrued interest receivable	4,705	-	4,705	-	4,705
Total	$1,329,160	$17,615	$290,363	$1,012,425	$1,320,403

Liabilities:
Noninterest-bearing demand deposits	$209,138	$209,138	$-	$-	$209,138
Interest-bearing deposits	842,223	-	764,406	-	764,406
Short-term borrowings**	178,790	178,790	-	-	178,790
Junior subordinated debt	10,310	-	10,664	-	10,664
Senior subordinated debt***	19,125	-	19,216	-	19,216
Accrued interest payable	752	-	752	-	752
Total	$1,260,338	$387,928	$795,038	$-	$1,182,966

*	Includes federal funds sold.
**	Includes federal funds purchased and repurchase agreements.
***	Net of unamortized debt issuance costs of $875.

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

Note 12. Junior and Senior Subordinated Debt

On September 17, 2003, $10 million of trust preferred securities were placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of March 31, 2017 and December 31, 2016, the interest rate was 4.10% and 3.94%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2017 and December 31, 2016, all of the trust preferred securities qualified as Tier 1 capital.

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

On April 22, 2015, the Company entered into a Senior Subordinated Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (“Senior Subordinated Debt”) to the investors at a price equal to 100% of the aggregate principal amount of the Senior Subordinated Debt. The Senior Subordinated Debt bears interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the Senior Subordinated Debt will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the Senior Subordinated Debt as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At March 31, 2017 and December 31, 2016, all of the Senior Subordinated Debt qualified as Tier 2 capital. At March 31, 2017, the remaining unamortized debt issuance costs related to the Senior Subordinated Debt totaled $849 thousand.

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

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets (the “Basel III Capital Rules”). The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain portions of the new rules). For a summary of these final rules, see Part I, Item 1. “Business” under the heading “Regulation and Supervision – Capital Requirements” included in the Company’s 2016 Form 10-K.

As of March 31, 2017, the most recent notification from the Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 (“CET1”) risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios of the Company and the Bank as of March 31, 2017 and December 31, 2016, presented with related minimum regulatory guidelines, is as follows:

			Minimum To Be
As of March 31, 2017			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements*	Provisions
CET1 to risk weighted assets:
Company	8.3542%	5.7500%	N/A
Bank	11.8924%	5.7500%	6.5000%

Tier 1 capital to risk weighted assets:
Company	11.0467%	7.2500%	N/A
Bank	11.8924%	7.2500%	8.0000%

Total capital to risk weighted assets:
Company	13.7908%	9.2500%	N/A
Bank	12.8614%	9.2500%	10.0000%

Tier 1 capital to average assets:
Company	8.9310%	4.0000%	N/A
Bank	9.6185%	4.0000%	5.0000%

*	Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, includes the portion of the Basel III Capital Rules capital conservation buffer phased in as of March 31, 2017 (1.2500%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.6250% from 2016 to 2019, with full implementation in January 2019 (2.500%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirements. Failure to maintain the prescribed levels places limitations on capital distributions and discretionary bonuses to executives. As of March 31, 2017, the capital conservation buffer of the Company and the Bank was 3.8542% and 4.8614%, respectively.

			Minimum To Be
As of December 31, 2016			Well-Capitalized
		Minimum	Under Prompt
		Capital	Corrective Action
	Actual Capital	Requirements*	Provisions
CET1 to risk weighted assets:
Company	8.8000%	5.1250%	N/A
Bank	12.2507%	5.1250%	6.5000%

Tier 1 capital to risk weighted assets:
Company	11.5129%	6.6250%	N/A
Bank	12.2507%	6.6250%	8.0000%

Total capital to risk weighted assets:
Company	14.4449%	8.6250%	N/A
Bank	13.3055%	8.6250%	10.0000%

Tier 1 capital to average assets:
Company	9.2748%	4.0000%	N/A
Bank	9.8711%	4.0000%	5.0000%

*	Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, includes the portion of the Basel III Capital Rules capital conservation buffer phased in as of December 31, 2016 (0.6250%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.6250% from 2016 to 2019, with full implementation in January 2019 (2.500%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirements. Failure to maintain the prescribed levels places limitations on capital distributions and discretionary bonuses to executives. As of December 31, 2016, the capital conservation buffer of the Company and the Bank was 4.3000% and 5.3055%, respectively.

Note 14. Low Income Housing Tax Credits

The Company had investments in four separate housing equity funds at March 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors and to preserve and protect project assets. The investments in these funds are recorded as other assets on the consolidated balance sheets and were $2.2 million and $2.3 million at March 31, 2017 and December 31, 2016, respectively. These investments and related tax benefits have expected terms through 2032, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the three months ended March 31, 2017 and 2016 were $125 thousand and $119 thousand, respectively. Total projected tax credits to be received for 2017 are $353 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $984 thousand at both March 31, 2017 and December 31, 2016 and are included in other liabilities on the consolidated balance sheets.

Note 15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2017 and 2016 are summarized as follows:

(dollars in thousands)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized (Losses) on Available for Sale Securities Transferred to Held to Maturity	Adjustments Related to Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(3,379)	$(280)	$(1,890)	$(5,549)
Other comprehensive income before reclassification and amortization	458	-	-	458
Reclassification adjustment for gains included in net income	(1)	-	-	(1)
Net amortization of unrealized losses on securities transferred
from available for sale to held to maturity	-	19	-	19
Net current period other comprehensive income	457	19	-	476
Balance at March 31, 2017	$(2,922)	$(261)	$(1,890)	$(5,073)

Balance at December 31, 2015	$(1,726)	$(356)	$(1,804)	$(3,886)
Other comprehensive income before reclassification and amortization	2,350	-	-	2,350
Reclassification adjustment for gains included in net income	(43)	-	-	(43)
Net amortization of unrealized losses on securities transferred
from available for sale to held to maturity	-	18	-	18
Net current period other comprehensive income	2,307	18	-	2,325
Balance at March 31, 2016	$581	$(338)	$(1,804)	$(1,561)

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

During the three months ended March 31, 2017 and 2016, the Company reported gains on the sale of available for sale securities and amortization of unrealized losses on securities transferred from available for sale to held to maturity as shown in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Gains on sale of available for sale securities	$2	$65
Less: tax effect	(1)	(22)
Net gains on the sale of available for sale securities	$1	$43

Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	$(29)	$(28)
Less: tax effect	10	10
Net amortization of unrealized losses on securities transferred from
available for sale to held to maturity	$(19)	$(18)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present management’s discussion and analysis of financial information to aid the reader in understanding and evaluating our financial condition and results of operations. This discussion provides information about the major components of our results of operations, financial condition, liquidity and capital resources. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to the Interim Consolidated Financial Statements presented elsewhere in this report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in the Company’s 2016 Form 10-K. Operating results include those of all our operating entities combined for all periods presented.

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

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Exchange Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services, the performance of portions of the Company’s asset portfolio, employee initiatives and the anticipated financial impact of those initiatives, and the payment of dividends; (iii) statements of future financial performance and economic conditions; (iv) statements regarding the adequacy of the allowance for loan losses; (v) statements regarding the Company’s liquidity; (vi) statements of management’s expectations regarding future trends in interest rates, real estate values, business opportunities and economic conditions generally and in the Company’s markets; (vii) statements regarding future asset quality, including expected levels of charge-offs; (viii) statements regarding potential changes to laws, regulations or administrative guidance; (ix) statements regarding strategic initiatives of the Company or the Bank and the results of these initiatives, including the Pending Merger of the Company and Southern National, and the Company’s initiative to reduce salaries and employee benefits expenses; and (x) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

❑	factors that adversely affect our strategic and business initiatives, including, without limitation, changes in the economic or business conditions in the Company’s markets;
❑	the possibility that any of the anticipated benefits of the Pending Merger will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Southern National and the Company will be materially delayed or will be more costly or difficult than expected; the inability to complete the Pending Merger due to the failure to obtain the required shareholder approvals; the failure to satisfy other conditions to completion of the Pending Merger; the failure of the Pending Merger to close for any other reason; the effect of the announcement of the Pending Merger on customer relationships and operating results; the possibility that the Pending Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; changes in interest rates; general economic conditions and those in the market areas of Southern National and the Company;
❑	our ability and efforts to assess, manage and improve our asset quality;
❑	the strength of the economy in the Company’s target market area, as well as general economic, market, political, or business factors;
❑	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
❑	concentrations in segments of the loan portfolio or declines in real estate values in the Company’s markets;
❑	the effects of our adjustments to the composition of our investment portfolio;
❑	the strength of the Company’s counterparties;
❑	an insufficient allowance for loan losses;
❑	our ability to meet the capital requirements of our regulatory agencies;

❑	changes in laws, regulations and the policies of federal or state regulators and agencies, including the Basel III Capital Rules;
❑	changes in the interest rates affecting our deposits and loans;
❑	the loss of any of our key employees;
❑	failure, interruption or breach of any of the Company’s communication or information systems, including those provided by external vendors;
❑	the effects of cyber-attacks or other security breaches;
❑	our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
❑	changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services;
❑	our ability to maintain internal control over financial reporting;
❑	our ability to realize our deferred tax assets;
❑	our ability to raise capital as needed by our business;
❑	our reliance on secondary sources, such as FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs; and
❑	other circumstances, many of which are beyond our control.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions and projections within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance, actions or achievements of the Company will not differ materially from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Readers should not place undue reliance on such statements, which speak only as of the date of this report. The Company does not undertake any steps to update any forward-looking statement that may be made from time to time by it or on its behalf. For additional information on risk factors that could affect the Company’s forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and other reports filed with the SEC.

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

Assets Held for Sale

As of March 31, 2017, the Company had four assets classified as held for sale which includes two previously occupied administrative facilities in Tappahannock, Virginia and two land development sites in Hanover County, Virginia previously held for future use that qualified as held for sale. Assets held for sale are reported at the lower of carrying amount or fair value, less costs to sell, if any. Once an asset is classified as held for sale, depreciation expense is no longer recorded. The fair value is reviewed periodically by management and any write-downs are charged against current earnings.

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

The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. For more information, see Item 1. “Financial Statements,” under the heading “Note 4. Deferred Income Taxes” in this Quarterly Report on Form 10-Q and Item 8. “Financial Statements and Supplementary Data,” under the headings “Note 1. Summary of Significant Accounting Policies” and “Note 11. Income Taxes” in the Company’s 2016 Form 10-K.

For further information concerning accounting policies, refer to Item 8. “Financial Statements and Supplementary Data,” under the heading “Note 1. Summary of Significant Accounting Policies” in the Company’s 2016 Form 10-K.

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

The Company is committed to delivering strong, long-term earnings using a prudent allocation of capital, in business lines where we have demonstrated the ability to compete successfully. During the first three months of 2017, the national and local economies continued to show slow, but measured signs of recovery with the main challenges continuing to be underemployment above historical levels and uneven economic growth. Macro-economic and geo-political issues continue to temper the global economic outlook and, as such, the Company remains cautiously optimistic regarding the improvements seen in our local markets. Despite this, the Company believes that our local markets are poised for stronger growth in the coming months and years than the economic recovery has provided in our markets in recent periods.

Since 2013, the Company has completed strategic initiatives that have significantly improved the Company’s financial condition. These initiatives represent significant progress toward the Company’s long-term goal of growing a more robust community banking business. These initiatives include:

•	Raising in 2013 an aggregate of $50.0 million of gross proceeds from sales of the Company’s common stock and Series B Preferred Stock in private placements to certain institutional investors ($45.0 million in gross proceeds) and a rights offering to existing shareholders ($5.0 million in gross proceeds) (collectively, the “2013 Capital Initiative”);
•	Using a portion of the proceeds from the 2013 Capital Initiative to prepay long-term, higher-rate FHLB advances and to accelerate the disposition of adversely classified assets;
•	Paying all current and previously deferred interest and all current and previously deferred, but accumulated, dividends on the Company’s Junior Subordinated Debt and Series A preferred stock, respectively;
•	Redeeming all of the Company’s Series A preferred stock, which eliminated one of the Company’s most expensive sources of capital;
•	Acquiring VCB effective November 14, 2014, thus adding three branches to the Bank’s branch network and an aggregate of $128.9 million of assets to the Company’s balance sheet. All former VCB branches have been fully integrated into the Bank’s branch network and operate as branches of the Bank, expanding the Bank’s branch network into the Virginia cities of Hampton, Newport News and Williamsburg;
•	Opening a loan production office in Chesterfield County, Virginia to increase the Bank’s presence in the Richmond metropolitan area and contribute to loan portfolio growth and diversification;
•	Declaring dividends to holders of both the Company’s common stock and Series B Preferred Stock. Beginning in March 2015, dividends of $0.01 per share were declared and paid quarterly. The Company increased the quarterly dividends to $0.02 per share starting in August 2015 through August 2016, and again in November 2016 to $0.03 per share;
•	Raising in the second quarter of 2015 an aggregate of $20.0 million in gross proceeds from sales of Senior Subordinated Debt (as defined in Item 1 “Financial Statements,” under the heading “Note 12. Junior and Senior Subordinated Debt” in this Quarterly Report on Form 10-Q) in private placements to certain institutional investors. A portion of these proceeds were used to redeem the remainder of the Company’s Series A preferred stock and to repurchase the warrant that was issued to the U.S. Treasury through the Capital Purchase Program;
•	On October 11, 2016 the Company’s corporate headquarters was relocated to the Innsbrook business park in Glen Allen, Virginia in order to increase collaboration and productivity, while gaining operating efficiencies throughout the Company;
•	On December 13, 2016, the Company and Southern National jointly announced the signing of a definitive agreement to merge. The combination brings together two banking companies with complementary business lines creating one of the premier banking institutions headquartered in the Commonwealth of Virginia. The combined company will use the name Southern National Bancorp of Virginia, Inc. The Pending Merger, which is expected to be completed by the third quarter of 2017, is still subject to the approval of the shareholders of both companies, as well as customary closing conditions; and
•	In connection with the Pending Merger, the Company intends to terminate its defined benefit pension plan effective May 1, 2017.

The Company expects to recognize the continued benefits of these initiatives during the remainder of 2017, including through lower interest expense related to the extinguished FHLB advances in 2013, elimination of the Series A preferred stock dividend as of June 15, 2015, additional interest income and cost savings related to the acquisition of VCB and positive contributions to the Company’s loan portfolio generated by the three branches acquired from VCB and the Chesterfield County, Virginia loan production office.

As previously disclosed, and related to the Company’s continued commitment to drive operating efficiencies and reduce noninterest expenses, during the fourth quarter of 2016 the Company implemented a hiring freeze.  In connection with this hiring freeze, through attrition and other job eliminations, the Company reduced the number of its full-time equivalent employees by 27 between December 1, 2016 and March 31, 2017.  The Company currently expects this initiative to reduce salaries and employee benefits expense by approximately $1.4 million on an annualized basis.

Summary of First Quarter 2017 Operating Results and Financial Condition

Table 1: Performance Summary

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net income	$1,780	$2,227
Basic and diluted net income per common share	$0.10	$0.12
Return on average assets (annualized)	0.51%	0.70%
Return on average common shareholders' equity (annualized)	6.52%	8.34%
Net interest margin (tax equivalent basis) (1)	3.66%	3.78%

(1)	For more information on the calculation of net interest margin on a tax equivalent basis, see the average balance sheet and net interest margin analysis for the three months ended March 31, 2017 and 2016 contained in "Results of Operations" in this Item 2.

For the three months ended March 31, 2017, the following were significant factors in the Company’s reported results:

•	Increase in net interest income of $931 thousand from the same period in 2016 principally due to an increase in interest and fees on loans driven primarily by loan growth, partially offset by decreases in interest income on taxable investment securities and increases in interest expense associated with our deposits and short-term borrowings;
•	Net interest margin (tax equivalent basis) decreased 12 basis points from the same period in 2016 primarily due to a decrease in the yield earned on average loans, higher average balances of and rates paid on interest-bearing liabilities and a decrease in the average balances of and yields earned on investment securities, partially offset by an increase in average loans;
•	OREO decreased by $1.0 million during the first quarter of 2017, primarily due to the sale of one property with a cost basis of $1.3 million;
•	Performing TDRs decreased from March 31, 2016 to March 31, 2017 by $4.5 million primarily due to the collection of principal on two previously restructured loans;
•	Increase in salaries and employee benefits of $542 thousand from the same period in 2016, primarily due to merit increases, severance costs of $165 thousand associated with our hiring freeze and job eliminations, staffing changes and increased incentive compensation expense related to improved financial performance;
•	Marketing and advertising expenses decreased $228 thousand from the same period in 2016 due to the timing of advertising campaigns and other initiatives and a reduction in branding activities due to the Pending Merger;
•	Loss on sale of OREO increased from the same period in 2016 primarily due to the sale of one property for $1.2 million for which the Company incurred a loss of $194 thousand;
•	Merger and merger related expenses of $478 thousand were incurred during the first quarter of 2017 in connection with the Pending Merger; and
•	Other operating expenses increased $280 thousand from the same period in 2016, primarily due to increases in data processing expenses and director fees.

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

Table 2 presents the average balances of assets and liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2017 and 2016.

Table 2: Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended March 31,
(dollars in thousands)	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Assets:
Securities
Taxable	$243,169	$1,377	2.30%	$251,217	$1,506	2.41%
Restricted securities	10,590	138	5.28%	8,984	115	5.15%
Tax exempt (2)	7,479	74	4.03%	10,508	100	3.84%
Total securities	261,238	1,589	2.47%	270,709	1,721	2.56%
Interest bearing deposits in other banks	20,600	27	0.53%	8,321	10	0.48%
Federal funds sold	1,473	2	0.55%	142	-	0.00%
Loans, net of unearned income (3)	1,042,747	12,417	4.83%	895,742	10,953	4.92%
Total earning assets	1,326,058	14,035	4.29%	1,174,914	12,684	4.34%
Less allowance for loan losses	(11,357)			(11,221)
Total non-earning assets	103,871			111,556
Total assets	$1,418,572			$1,275,249

Liabilities & Shareholders' Equity:
Interest-bearing deposits
Checking	$305,288	$295	0.39%	$303,348	$276	0.37%
Savings	109,696	51	0.19%	99,422	41	0.17%
Money market savings	220,396	409	0.75%	164,539	196	0.48%
Large dollar certificates of deposit (4)	131,879	308	0.95%	122,123	321	1.06%
Other certificates of deposit	116,398	291	1.01%	119,675	237	0.80%
Total interest-bearing deposits	883,657	1,354	0.62%	809,107	1,071	0.53%
Federal funds purchased and repurchase
agreements	4,737	6	0.51%	5,530	7	0.51%
Short-term borrowings	150,675	257	0.69%	114,696	122	0.43%
Junior subordinated debt	10,310	99	3.89%	10,310	88	3.43%
Senior subordinated debt	19,136	351	7.44%	19,033	351	7.42%
Total interest-bearing liabilities	1,068,515	2,067	0.78%	958,676	1,639	0.69%
Noninterest-bearing liabilities
Demand deposits	208,944			180,038
Other liabilities	8,766			7,591
Total liabilities	1,286,225			1,146,305
Shareholders' equity	132,347			128,944
Total liabilities and shareholders' equity	$1,418,572			$1,275,249

Net interest income (2)		$11,968			$11,045

Interest rate spread (2)(5)			3.51%			3.65%
Interest expense as a percent of
average earning assets			0.63%			0.56%
Net interest margin (2)(6)			3.66%			3.78%

Notes:

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%, with a $22 adjustment for 2017 and a $30 adjustment in 2016.
(3)	Nonaccrual loans have been included in the computations of average loan balances.
(4)	Large dollar certificates of deposit are certificates issued in amounts of $100 or greater.
(5)	Interest rate spread is the average yield on earning assets, calculated on a fully taxable basis, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is the net interest income, calculated on a fully taxable basis, expressed as a percentage of average earning assets.

Interest Income and Expense

Net interest income and net interest margin

Net interest income in the first quarter of 2017 increased $931 thousand, or 8.5%, when compared to the first quarter of 2016.  The Company's net interest margin (tax equivalent basis) decreased to 3.66%, representing a decrease of 12 basis points for the three months ended March 31, 2017 as compared to the same period in 2016.  The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yield earned on average loans, higher average balances of and rates paid on interest-bearing liabilities and a decrease in average balances of and yields earned on investment securities. These margin pressures were offset by increases in average loan balances. Total interest and dividend income increased 10.7% for the three months ended March 31, 2017 while total interest expense increased 26.1%, both as compared to the same period in 2016. The most significant factors impacting net interest income during the three months ended March 31, 2017 were as follows:

Positive Impact:

•	Increases in average loan balances, primarily due to organic loan growth and loan purchases, partially offset by lower loan yields.

Negative Impacts:

•	Decreases in average balances of and yields earned on investment securities resulting from changes in the composition of the investment securities portfolio driven by the Company’s liquidity needs;
•	Increases in average interest-bearing deposit balances and rates paid, in each case primarily due to the Company offering a promotional rate for its money market savings accounts; and
•	Increases in average short-term borrowings balances and rates paid, primarily due to loan growth outpacing deposit growth.

Loans

Average loan balances increased $147.0 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to organic loan growth and the purchase of $32.3 million in performing commercial, student and consumer loans between March 2016 and March 2017.  Loan growth during the three months ended March 31, 2017 outpaced our internal targets. However, loan growth in our rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and we expect will continue to be intense given the historically low rate environment.  Total average loans were 78.6% of total average interest-earning assets for the three months ended March 31, 2017, compared to 76.2% for the three months ended March 31, 2016.

Investment securities

Average total investment securities balances decreased by $9.5 million, or 3.5%, during the three months ended March 31, 2017, as compared to the same period in 2016.  This decline was the result of management of the investment securities portfolio in light of the Company’s liquidity needs, with proceeds provided by sales and pay downs of investment securities used primarily to fund loan growth, and unrealized losses on the available for sale investment securities portfolio. The Company remains committed to its long-term target of managing the investment securities portfolio to comprise 20% of the Company’s total assets.  The yields on average total investment securities decreased 9 basis points for the three months ended March 31, 2017, as compared to the same period in 2016.  The decrease in yields on average total investment securities during the three months ended March 31, 2017, as compared to the same period in 2016, was driven by a lower allocation of the total investment securities portfolio to SBA Pool securities and tax exempt municipal securities, both of which also tend to be higher-yielding segments of the Company’s investment securities portfolio. These decreases were partially offset by generally higher interest rates and a greater allocation of the total investment securities portfolio to higher yielding Agency CMO securities and Agency residential mortgage-backed securities.

Interest-bearing deposits

Average total interest-bearing deposit balances and rates paid increased for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the Bank offering a promotional rate on money market saving accounts and an increase in brokered and other time deposits obtained through a non-brokered listing service.

Borrowings

Average total borrowings increased for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to increased short-term borrowings.  Average short-term borrowings increased for the three months ended March 31, 2017, as compared to the same period in 2016, due to additional short-term FHLB advances taken to fund loan growth.

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

The following table depicts the components of noninterest income for the three months ended March 31, 2017 and 2016:

Table 3: Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	Change $	Change %
Service charges and fees on deposit accounts	$743	$739	$4	0.5%
Debit card/ATM fees	417	397	20	5.0%
Gain on sale of available for sale securities, net	2	65	(63)	-96.9%
Gain (loss) on sale of bank premises and equipment	8	(4)	12	300.0%
Earnings on bank owned life insurance policies	150	159	(9)	-5.7%
Other operating income	242	195	47	24.1%
Total noninterest income	$1,562	$1,551	$11	0.7%

Key changes in the components of noninterest income for the three months ended March 31, 2017, as compared to the same period in 2016, are discussed below:

•	Gain on sale of available for sale securities, net was lower as adjustments made in the prior year to the composition of the investment securities portfolio as part of the Company’s overall asset/liability management strategy generated gains that were not repeated during the three months ended March 31, 2017; and
•	Other operating income increased primarily due to higher earnings from the Bank’s subsidiaries and its investment in Bankers Insurance, LLC, partially offset by losses from the Bank’s investment in Southern Trust Mortgage, LLC. Other operating income also includes losses from the Bank’s investment in housing equity funds.

Noninterest Expense

Noninterest expense includes all expenses with the exception of those paid for interest on borrowings and deposits. Significant expense items included in this component are salaries and employee benefits, occupancy and equipment expenses and other operating expenses.

The following table depicts the components of noninterest expense for the three months ended March 31, 2017 and 2016:

Table 4: Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	Change $	Change %
Salaries and employee benefits	$5,790	$5,248	$542	10.3%
Occupancy and equipment expenses	1,476	1,430	46	3.2%
Telephone	263	208	55	26.4%
FDIC expense	198	203	(5)	-2.5%
Consultant fees	155	222	(67)	-30.2%
Collection, repossession and other real estate owned	211	165	46	27.9%
Marketing and advertising	233	461	(228)	-49.5%
Loss on sale of other real estate owned	233	1	232	23200.0%
Impairment losses on other real estate owned	31	-	31	100.0%
Merger and merger related expenses	478	-	478	100.0%
Other operating expenses	1,761	1,481	280	18.9%
Total noninterest expenses	$10,829	$9,419	$1,410	15.0%

Key changes in the components of noninterest expense for the three months ended March 31, 2017, as compared to the same period in 2016, are discussed below:

•	Salaries and employee benefits increased due to $165 thousand in severance costs associated with our hiring freeze, job eliminations, and other staffing related changes, merit increases and increased incentive compensation and pension plan costs;
•	Telephone expenses were higher due to additional expenses related to our data center relocation;
•	Consultant fees decreased as certain engagements were completed in 2016 and were not repeated in 2017;
•	Collection, repossession and other real estate owned expenses were higher due to an increase in equipment repossession and foreclosure activity;
•	Marketing and advertising expenses were lower due to the timing of advertising campaigns and other marketing expenses and a reduction in branding activities related to the Pending Merger;
•	Loss on sale of other real estate owned incurred during the three months ended March 31, 2017 was primarily due to the sale of one property for $1.2 million for which the Company incurred a loss of $194 thousand;
•	Impairment losses on other real estate owned incurred during the three months ended March 31, 2017 were the result of lowering the sales price on two properties;
•	Merger and merger related expenses incurred during the three months ended March 31, 2017 were for legal fees and other costs associated with the Pending Merger; and
•	Other operating expenses increased primarily due to increases in data processing expenses, internet banking expenses, director fees, legal fees, franchise taxes, HELOC closing expenses, other losses and write offs and appraisal expenses.

Income Taxes

The Company recorded income tax expense of $899 thousand for the three months ended March 31, 2017, as compared to $903 thousand for the same period of 2016, reflecting a $4 thousand decrease in income tax expense. Although income tax expense was virtually unchanged, the Company’s pre-tax income was lower in the current year primarily due to the recognition of $478 thousand in nondeductible merger and merger related expenses. Additionally, tax exempt interest income was lower in the current year due to a lower percentage of tax-exempt investment securities comprising a portion of the Company’s investment securities portfolio and a reduction in average balances of tax exempt loans.

The effective tax rate for the three months ended March 31, 2017 was 33.6%, as compared to 28.8% for the same period in 2016. The increase in the effective tax rate from the three months ended March 31, 2016 to the same period in 2017 was primarily due to the recognition of $478 thousand in nondeductible expenses related to the Pending Merger and a decrease in tax-exempt interest income, as discussed above.

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

The following table presents the Company’s loan loss experience for the periods indicated:

Table 5: Allowance for Loan Losses

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Average loans outstanding*	$1,042,747	$895,742
Allowance for loan losses, January 1	$11,270	$11,327
Charge-offs:
Commercial, industrial and agricultural	(207)	(46)
Real estate - one to four family residential:
Closed end first and seconds	(193)	(373)
Home equity lines	(76)	-
Real estate - non-farm, non-residential:
Owner occupied	-	(208)
Consumer	(9)	(33)
Other	(24)	(15)
Total loans charged-off	(509)	(675)
Recoveries:
Commercial, industrial and agricultural	98	26
Real estate - one to four family residential:
Closed end first and seconds	70	81
Home equity lines	3	12
Real estate - construction:
One to four family residential	1	1
Real estate - non-farm, non-residential:
Owner occupied	-	63
Non-owner occupied	-	61
Consumer	11	15
Other	8	8
Total recoveries	191	267
Net charge-offs	(318)	(408)
Provision for loan losses	-	17
Allowance for loan losses, March 31	$10,952	$10,936
Ratios:
Ratio of allowance for loan losses to total loans outstanding, end of period	1.02%	1.20%
Ratio of annualized net charge-offs to average loans outstanding during the period	0.12%	0.18%

*Net of unearned income and includes nonaccrual loans.

The Company made no provision for loan losses for the three months ended March 31, 2017 compared to a provision for loan losses of $17 thousand for the same period in 2016.  The allowance for loan losses totaled $11.0 million at March 31, 2017, representing a decline of $318 thousand from December 31, 2016 and an increase of $16 thousand from March 31, 2016.  The ratio of allowance for loan losses to total loans outstanding at March 31, 2017 declined 7 basis points from December 31, 2016 and 18 basis points from March 31, 2016.

The ratio of allowance for loan losses to total loans outstanding declined from December 31, 2016 to March 31, 2017 due to loan growth, improvements in economic and financial conditions in the Company’s markets and improvements in the Company’s asset quality which was primarily due to a decline in special mention loans. In addition to these factors, a decline in the ratio of allowance for loan losses to total loans outstanding from March 31, 2016 to March 31, 2017 was also driven by the resolution of certain classified or problem assets. Impaired loans decreased approximately $2.2 million from March 31, 2016, primarily due to the payoff of two previously restructured loans, partially offset by the addition of a large commercial real estate construction relationship to impaired loans as a result of a deterioration in the financial condition of the borrower. Nonperforming loans decreased approximately $865 thousand from March 31, 2016 to March 31, 2017 primarily due to the resolution of and foreclosure on closed end one to four family residential real estate properties related to a single borrower. Additionally, due to acquisition accounting related to the Company’s acquisition of VCB, the Company recorded loans acquired from VCB at fair value at the effective time of the acquisition, and any allowance for loan losses previously established by VCB was not recorded on the Company’s financial statements.  Net charge-offs for the three months ended March 31, 2017 were $318 thousand, compared to $408 thousand for the same period of 2016.  This represents, on an annualized basis, 0.12% of average loans outstanding for the three months ended March 31, 2017 compared to 0.18% of average loans outstanding for the same period of 2016.

The allowance for loan losses represented 1.02% of period end loans at March 31, 2017, compared with 1.09% of year end loans at December 31, 2016.

The following table shows the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 6: Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2017		2016
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Commercial, industrial and agricultural	$2,661	14.04%	$3,035	14.42%
Real estate - one to four family residential:
Closed end first and seconds	1,477	19.85%	1,487	20.85%
Home equity lines	504	11.59%	653	11.85%
Real estate - multifamily residential	49	2.95%	71	3.14%
Real estate - construction:
One to four family residential	243	1.76%	197	1.57%
Other construction, land development and other land	3,059	9.73%	2,632	8.95%
Real estate - farmland	155	1.05%	157	1.09%
Real estate - non-farm, non-residential:
Owner occupied	1,271	20.22%	1,267	19.48%
Non-owner occupied	428	13.67%	584	13.52%
Consumer	509	4.13%	459	4.10%
Other	596	1.01%	728	1.03%
Total allowance for loan losses	$10,952	100.00%	$11,270	100.00%

(Percent is portfolio loans in category divided by total loans.)

Tabular presentations of commercial loans by credit quality indicator and consumer loans, including one to four family residential first and seconds and home equity lines, by payment activity at March 31, 2017 and December 31, 2016 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio.”

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral to cover the principal and interest. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. As of March 31, 2017, management is not aware of any potential problem loans to place immediately on nonaccrual status.

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

The following table presents information concerning nonperforming assets as of and for the three months ended March 31, 2017 and the year ended December 31, 2016:

Table 7: Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Nonaccrual loans*	$5,606	$5,181	$425	8.2%
Loans past due 90 days and accruing interest	1,272	1,341	(69)	-5.1%
Total nonperforming loans	$6,878	$6,522	$356	5.5%
Other real estate owned	1,631	2,656	(1,025)	-38.6%
Total nonperforming assets	$8,509	$9,178	$(669)	-7.3%

Nonperforming assets to total loans and other real estate owned	0.79%	0.89%
Allowance for loan losses to nonaccrual loans	195.37%	217.53%
Allowance for loan losses to nonperfoming loans	159.24%	172.80%
Annualized net charge-offs to average loans for the period	0.12%	0.01%
Allowance for loan losses to period end loans	1.02%	1.09%

*Includes $1.8 million and $2.2 million in nonaccrual TDRs at March 31, 2017 and December 31, 2016, respectively.

The following table presents the change in the OREO balance for the three months ended March 31, 2017 and 2016:

Table 8: OREO Changes

	March 31,
(dollars in thousands)	2017	2016	Change $	Change %
Balance at the beginning of period, gross	$2,692	$522	$2,170	415.7%
Transfers from loans	525	466	59	12.7%
Capitalized costs	13	-	13	100.0%
Sales proceeds	(1,299)	(87)	(1,212)	-1393.1%
Previously recognized impairment losses on disposition	(18)	-	(18)	-100.0%
Loss on disposition	(233)	(1)	(232)	-23200.0%
Balance at the end of period, gross	1,680	900	780	86.7%
Less valuation allowance	(49)	(2)	(47)	-2350.0%
Balance at the end of period, net	$1,631	$898	$733	81.6%

The following table presents the change in the valuation allowance for OREO for the three months ended March 31, 2017 and 2016:

Table 9: OREO Valuation Allowance Changes

	March 31,
(dollars in thousands)	2017	2016
Balance at the beginning of period	$36	$2
Valuation allowance	31	-
Charge-offs	(18)	-
Balance at the end of period	$49	$2

Nonperforming assets were $8.5 million, or 0.79%, of total loans and OREO at March 31, 2017 compared to $9.2 million, or 0.89%, at December 31, 2016. The slow and measured economic recovery has prompted the Company to maintain the heightened level of the allowance for loan losses, which was 195.37% of nonaccrual loans at March 31, 2017, compared to 217.53% at December 31, 2016. Nonperforming loans increased $356 thousand, or 5.5%, for the three months ended March 31, 2017 to $6.9 million, primarily due to an increase in nonaccrual loans.

Nonaccrual loans were $5.6 million at March 31, 2017, an increase of $425 thousand, or 8.2%, from $5.2 million at December 31, 2016. Of the current $5.6 million in nonaccrual loans, $4.8 million, or 86.2%, is secured by real estate in our market area. Of these real estate secured loans, $3.8 million are one to four family residential real estate and $1.0 million are commercial properties.

Loans past due 90 days and accruing interest were $1.3 million at March 31, 2017, a decrease of $69 thousand, or 5.1%, from December 31, 2016, and was an increase of $145 thousand, or 12.9%, from March 31, 2016. The balance at March 31, 2017 is comprised of two loans which have remained on accrual status as they are well secured and full recoveries are anticipated.

OREO, net of valuation allowance at March 31, 2017 was $1.6 million, a decrease of $1.0 million, or 38.6%, from December 31, 2016, which was primarily due to the sale of one property with a cost basis of $1.3 million. The balance of OREO at March 31, 2017 was comprised of fourteen properties of which $20 thousand were real estate construction properties and $1.6 million were closed end one to four family residential properties. During the three months ended March 31, 2017 new foreclosures included three properties totaling $525 thousand transferred from loans. Sales of six OREO properties for the three months ended March 31, 2017 resulted in a net loss of $233 thousand. The remaining properties are being actively marketed and the Company does not anticipate any material losses associated with these properties. The Company recorded $31 thousand in losses in its consolidated statements of income for the three months ended March 31, 2017 due to valuation adjustments on OREO properties as compared to no losses for the same period of 2016. Asset quality continues to be a top priority for the Company. The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.

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

A tabular presentation of loans individually evaluated for impairment by class of loans at March 31, 2017 and December 31, 2016 can be found under Item 1. “Financial Statements,” under the heading “Note 3. Loan Portfolio” in this Quarterly Report on Form 10-Q.

At March 31, 2017, the balance of impaired loans was $31.9 million, for which there were specific valuation allowances of $3.6 million. At December 31, 2016, the balance of impaired loans was $32.2 million, for which there were specific valuation allowances of $3.4 million. The average balance of impaired loans was $32.1 million for the three months ended March 31, 2017, compared to $33.0 million for the year ended December 31, 2016. Impaired loans decreased approximately $358 thousand from December 31, 2016. The Company’s balance of impaired loans remains elevated over pre-2009 levels primarily due to performing TDRs, the majority of which do not have specific valuation allowances.

The following table presents the balances of TDRs at March 31, 2017 and December 31, 2016:

Table 10: Troubled Debt Restructurings (TDRs)

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Performing TDRs	$10,669	$10,441	$228	2.2%
Nonperforming TDRs*	1,848	2,209	(361)	-16.3%
Total TDRs	$12,517	$12,650	$(133)	-1.1%

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

Financial Condition

Summary

At March 31, 2017, the Company had total assets of $1.45 billion, an increase of approximately $48.0 million, or 3.4%, from $1.40 billion at December 31, 2016. The increase in total assets was principally the result of increases in loans and securities available for sale, primarily funded by continued deposit growth. Additionally, deposit growth which outpaced loan growth during the first three months of 2017 drove reductions in short-term borrowings. Major categories and changes in our balance sheet are as detailed in the following schedule.

Table 11: Balance Sheet Changes

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Total assets	$1,446,601	$1,398,593	$48,008	3.4%
Interest bearing deposits with banks	16,648	11,919	4,729	39.7%
Securities available for sale, at fair value	230,593	219,632	10,961	5.0%
Securities held to maturity, at carrying value	26,230	27,956	(1,726)	-6.2%
Loans, net of unearned income	1,071,456	1,033,231	38,225	3.7%
Total deposits	1,146,655	1,051,361	95,294	9.1%
Total borrowings	158,811	208,225	(49,414)	-23.7%
Total shareholders' equity	132,943	131,200	1,743	1.3%

Investment Securities

The investment securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity. In addition, the investment securities portfolio serves as a source of liquidity and is used as needed to meet collateral requirements, such as those related to secure public deposits, balances with the Reserve Bank and repurchase agreements. The investment securities portfolio consists of held to maturity and available for sale investment securities. There were no investment securities classified as “trading” at March 31, 2017 or December 31, 2016. We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the investment securities until maturity. Management determines the appropriate classification of investment securities at the time of purchase, subject to any subsequent change in our intent and ability to hold the investment securities until maturity. If management has the intent and the Company has the ability at the time of purchase to hold the investment securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Investment securities which the Company may not hold to maturity are classified as investment securities available for sale, as management has the intent and ability to hold such investment securities for an indefinite period of time, but not necessarily to maturity. Investment securities available for sale may be sold in response to changes in market interest rates, changes in prepayment risk, increases in loan demand, general liquidity needs and other similar factors and are carried at fair value.

Table 12: Investment Securities

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Available for Sale (at Fair Value):
SBA Pool securities	$59,067	$57,719	$1,348	2.3%
Agency residential mortgage-backed securities	28,038	25,829	2,209	8.6%
Agency commercial mortgage-backed securities	27,997	27,852	145	0.5%
Agency CMO securities	58,147	51,683	6,464	12.5%
Non agency CMO securities	37	43	(6)	-14.0%
State and political subdivisions	55,294	54,501	793	1.5%
Corporate securities	2,013	2,005	8	0.4%
Total	$230,593	$219,632	$10,961	5.0%

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Held to Maturity (at Carrying Value):
Agency CMO securities	$9,108	$9,793	$(685)	-7.0%
State and political subdivisions	17,122	18,163	(1,041)	-5.7%
Total	$26,230	$27,956	$(1,726)	-6.2%

Total investment securities were $256.8 million at March 31, 2017, reflecting an increase of $9.2 million, or 3.7%, from $247.6 million at December 31, 2016.

During the first three months of 2017, the Company increased its investments in Agency residential mortgage-backed securities and Agency CMO securities in an effort to deploy excess cash, enhance the portfolio’s overall structure and provide more consistent cash flows and reinvestment opportunities. As part of our overall asset/liability management strategy, we are targeting our investment securities portfolio to be approximately 20% of our total assets. As of March 31, 2017 and December 31, 2016, our investment securities portfolio was 17.8% and 17.7%, respectively, of total assets.

The available for sale investment securities portfolio had an unrealized (loss), net of tax benefit, of ($2.9) million at March 31, 2017 compared with an unrealized (loss), net of tax benefit, of ($3.4) million at December 31, 2016. These unrealized (losses) as of March 31, 2017 were principally due to financial market conditions for these types of investments, particularly changes in interest rates, which rose during 2016 causing bond prices to decline and are not attributable to credit deterioration. During the first three months of 2017, unrealized (losses) declined due to decreases in interest rates, which caused bond prices to increase.

Loans

The Company offers an array of lending and credit services to customers including mortgage, commercial and consumer loans. A substantial portion of the loan portfolio is represented by commercial and residential mortgage loans in our market area. The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. Total loans were $1.07 billion at March 31, 2017, an increase of approximately $38.2 million, or 3.7%, from $1.03 billion at December 31, 2016. The following table presents the composition of the Company’s loan portfolio at the dates indicated.

Table 13: Loan Portfolio

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Commercial, industrial and agricultural	$150,469	$148,963	$1,506	1.0%
Real estate - one to four family residential:
Closed end first and seconds	212,758	215,462	(2,704)	-1.3%
Home equity lines	124,192	122,506	1,686	1.4%
Total real estate - one to four family residential	336,950	337,968	(1,018)	-0.3%
Real estate - multifamily residential	31,569	32,400	(831)	-2.6%
Real estate - construction:
One to four family residential	18,822	16,204	2,618	16.2%
Other construction, land development and other land	104,277	92,466	11,811	12.8%
Total real estate - construction	123,099	108,670	14,429	13.3%
Real estate - farmland	11,229	11,289	(60)	-0.5%
Real estate - non-farm, non-residential:
Owner occupied	216,597	201,284	15,313	7.6%
Non-owner occupied	146,464	139,649	6,815	4.9%
Total real estate - non-farm, non-residential	363,061	340,933	22,128	6.5%
Consumer	44,303	42,403	1,900	4.5%
Other	10,776	10,605	171	1.6%
Total loans	$1,071,456	$1,033,231	$38,225	3.7%

Loans increased during the first three months of 2017 primarily due to organic loan growth and the purchase of $6.9 million in performing commercial, student and consumer loans. Closed end first and second loans decreased primarily due to weak demand in our rural markets and refinancing activity in a competitive mortgage lending market driven by the low interest rate environment.  Other construction, land development and other land loans increased as the Company has renewed its focus and efforts on this loan segment. Non-farm, non-residential real estate loans increased due to the addition of a new commercial loan officer in the third quarter of 2016, as well as focused efforts of our commercial lending team in our Richmond and Tidewater markets. Loan growth in the Company’s rural markets, especially with respect to consumer loans, remains weak while competition for commercial loans, especially in the Richmond and Tidewater markets, has been and is expected to continue to be intense given the historically low rate environment and increased competition among banks and other financial institutions.

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings deposits, money market savings deposits and time deposits. The Company augments its deposit base through conservative use of brokered deposits, including through the Certificate of Deposit Account Registry Service program (“CDARS”). The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment securities portfolios.

Total deposits were $1.15 billion as of March 31, 2017, an increase of approximately $95.3 million, or 9.1%, from $1.05 billion as of December 31, 2016. The following table presents the composition of the Company’s deposits at the dates indicated.

Table 14: Deposits

	March 31,	December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Noninterest-bearing demand deposits	$225,976	$209,138	$16,838	8.1%

Interest-bearing deposits:
Demand deposits	308,479	311,279	(2,800)	-0.9%
Savings deposits	110,429	108,269	2,160	2.0%
Money market savings deposits	237,453	193,707	43,746	22.6%
Time deposits $100 and over	137,724	112,664	25,060	22.2%
Other time deposits	126,594	116,304	10,290	8.8%
Total interest-bearing deposits	920,679	842,223	78,456	9.3%
Total deposits	$1,146,655	$1,051,361	$95,294	9.1%

During the first three months of 2017, the Company’s deposits increased due to organic growth that was in part driven by the Company’s marketing and advertising initiatives as well as new products and services. The increase in our noninterest-bearing demand deposits was due to organic growth and as a result of customers seeking the liquidity and safety of demand deposit accounts in light of continuing economic uncertainty in general. The increase in money market savings deposits was due to the Bank offering a promotional rate on money market savings accounts. Time deposits increased due to an increase in brokered and other time deposits obtained through a non-brokered listing service. At March 31, 2017 and December 31, 2016, the Company had $80.1 million and $57.6 million in brokered certificates of deposits, respectively. The interest rates paid on these deposits are approximately consistent with the market rates offered in our local area. Included in these brokered certificates of deposits as of March 31, 2017 and December 31, 2016 are $33.9 million and $24.7 million, respectively, in deposits under the CDARS program.

Borrowings

The Company’s ability to borrow funds through non-deposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure. Total borrowings were $158.8 million at March 31, 2017, a decrease of approximately $49.4 million, or 23.7%, from $208.2 million at December 31, 2016. Total borrowings decreased as funds from deposit growth, which outpaced loan growth in the first three months of 2017, were utilized to pay down short-term borrowings from the FHLB.

Off-Balance Sheet Arrangements

As of March 31, 2017, there have been no material changes to the off-balance sheet arrangements disclosed in the Company’s 2016 Form 10-K.

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2016 Form 10-K.

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

Cash, cash equivalents and federal funds sold totaled $22.4 million as of March 31, 2017 compared to $17.6 million as of December 31, 2016. At March 31, 2017, cash, cash equivalents, federal funds sold and unpledged investment securities available for sale were $239.2 million, or 16.5%, of total assets, compared to $206.9 million, or 14.8%, of total assets at December 31, 2016.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $4.2 million, net cash used in investing activities was $44.7 million and net cash provided by financing activities was $45.3 million for the three months ended March 31, 2017. Combined, this contributed to a $4.8 million increase in cash and cash equivalents for the three months ended March 31, 2017.

The Company maintains access to short-term funding sources as well, including federal funds lines of credit with three correspondent banks up to $40.0 million and the ability to borrow from the FHLB up to $419.4 million. The Company has no reason to believe these arrangements will not be renewed at maturity. Additional loans and investment securities are available that can be pledged as collateral for future borrowings from the FHLB above the current lendable collateral value.

Certificates of deposit of $100,000 or more, maturing in one year or less, totaled $76.6 million at March 31, 2017. Certificates of deposit of $100,000 or more, maturing in more than one year, totaled $61.1 million at March 31, 2017.

As of March 31, 2017, and other than referenced in this Quarterly Report on Form 10-Q, the Company was not aware of any other known trends, events or risks that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2017, the Company has no material commitments or long-term debt for capital expenditures.

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

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and a revised framework for calculating risk-weighted assets. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015, and the phase-in period for the capital conservation buffer began for the Company and the Bank on January 1, 2016. For a summary of these final rules, see Part I, Item 1 under the heading “Regulation and Supervision – Capital Requirements” included in the Company’s 2016 Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios of total, common equity Tier 1 (or CET1) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The capital conservation buffer requires that the Company and the Bank maintain additional CET1 above minimum capital adequacy requirements. Management believes, as of March 31, 2017, the Bank meets all minimum capital requirements to which it is subject.

As of March 31, 2017, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1 risked-based, Tier 1 risk-based, and Tier 1 leverage ratios. The Company’s and the Bank’s actual capital ratios as of March 31, 2017 and December 31, 2016 are presented under Item 1. “Financial Statements,” under the heading “Note 13. Capital Requirements” in this Quarterly Report on Form 10-Q.

Cash Dividends

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years, and may be further limited if the Bank does not meet the applicable capital conservation buffer. For the three months ended March 31, 2017 and 2016, no cash dividends have been paid from the Bank to the Company.

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

For the three months ended March 31, 2017, the Company paid $0.03 of cash dividends on each share of the Company’s common stock and Series B Preferred Stock, as compared to paying $0.02 of cash dividends in the same period of 2016.

In July 2016 the Company reinitiated the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRSPP”). The Company’s DRSPP allows registered common shareholders to automatically reinvest some or all of their common stock cash dividends in shares of the Company’s common stock, subject to the terms and conditions of the DRSPP, and provides an opportunity for investors to purchase shares of the Company’s common stock. Of the 353,473 shares reserved for issuance under the Company’s DRSPP, there were 125,595 shares available for issuance under the plan as of March 31, 2017.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. The primary effect of inflation on the Company’s operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are significantly impacted by changes in the inflation rate, they do not necessarily change at the same time or in the same magnitude as the inflation rate. For additional information, see the Company’s 2016 Form 10-K in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Impact of Inflation and Changing Prices.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the Company’s 2016 Form 10-K.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries may become a party to legal proceedings, or property of the Company or its subsidiaries may become subject to legal proceedings. As of March 31, 2017 and based on information currently available, there are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2016 Form 10-K. These risk factors could materially affect our business, financial condition or future results.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2001, the Company announced a stock repurchase program by which management was authorized to repurchase up to 300,000 shares of the Company’s common stock. This plan was amended in 2003 and the number of shares by which management is authorized to repurchase is up to 5% of the outstanding shares of the Company’s common stock on January 1 of each year. There is no stated expiration date for the program. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock under the program.

The following table summarizes repurchases of the Company’s common stock that occurred during the three months ended March 31, 2017.

			Total Number	Maximum Number
			of Shares	(or Approximate Dollar
	Total Number		Purchased as Part of	Value) of Shares that May
	of Shares	Average Price Paid	Publicly Announced	Yet Be Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs
January 1, 2017 - January 31, 2017	-	$-	-	-
February 1, 2017 - February 28, 2017	-	-	-	-
March 1, 2017 - March 31, 2017	4,207	10.48	-	-
Total(1)	4,207	$10.48	-	655,830 shares

(1) These shares were withheld from employees to satisfy tax withholding obligations arising upon the vesting of restricted shares of the Company’s common stock. Accordingly, these shares are not included in the calculation of shares that may yet be purchased under the publicly announced repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 29, 2014, among Eastern Virginia Bankshares, Inc., EVB and Virginia Company Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 30, 2014).
2.2	Agreement and Plan of Merger, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 14, 2016).
2.2.1	Amendment to Agreement and Plan of Merger, dated as of March 8, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).
2.2.2	Amendment No. 2 to Agreement and Plan of Merger, dated as of April 5, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 5, 2017).
3.1	Amended and Restated Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective December 29, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2009).
3.1.1	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective January 6, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2009).
3.1.2	Articles of Amendment to the Articles of Incorporation of Eastern Virginia Bankshares, Inc., effective June 10, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2013).
3.2	Bylaws of Eastern Virginia Bankshares, Inc., as amended June 4, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.18	Base salaries for executive officers of Eastern Virginia Bankshares, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials from Eastern Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Interim Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastern Virginia Bankshares, Inc.

(Registrant)

Date: May 8, 2017	/s/ Joe A. Shearin
Joe A. Shearin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

